Form 10-K
period 2003-12-31
SOLITARIO RESOURCES CORP
filed 2004-03-30
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS

13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

(Mark One)

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

December 31, 2003

or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 0-50602

SOLITARIO RESOURCES CORPORATION

(Exact name of registrant as specified in charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1285791 (I.R.S. Employer Identification No.
4251 Kipling St. Suite 390, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)
Registrant's telephone number, including area code	(303) 534-1030

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES [  ]   NO  [X ]

The aggregate market value (based upon the closing price of our stock on the last day of June 2003) of common stock held by non-affiliates of the registrant as of March 19, 2004 was approximately $7,143,000. Shares of common stock held by Crown Resources Corporation, our officers and our directors are not included in the computations, however, we made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

There were 25,632,134 shares of common stock, $0.01 par value, outstanding on March 19, 2004.

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be filed by April 29, 2004 have been incorporated by reference into Part III of this Annual Report on Form 10K.

This Form 10-K consists of 69 pages

Exhibit Index Begins on Page 66

TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in this section and elsewhere in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission. These forward-looking statements may be adversely affected by a number of factors, which may include the following:

                    Results from our efforts to identify economic deposits on our mineral interests

                    The merger between Crown and Kinross (discussed below)

                    Our ability to sell, joint venture or operate our projects in the future

                    The price of gold and other commodities

Item 1. Business

          The Company

          Solitario was incorporated under the laws of the state of Colorado on November 15, 1984, as a wholly-owned subsidiary of Crown Resource Corp. of Colorado, ("CRCC") which is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). Prior to 1993, we had no activity. As of March 19, 2004 we have 25,632,134 shares outstanding, of these, CRCC owns 9,633,585 shares. Prior to October 2000 CRCC owned 57.3% of our outstanding shares. In October 2000 we completed a plan of arrangement (the "Plan of Arrangement") whereby we issued 6,228,894 shares of our common stock to the shareholders of Altoro Gold Corp. ("Altoro") in exchange for 100% of the outstanding shares of Altoro. On November 4, 2003, we completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000 or approximately $1,310,000, net of offering costs. Primarily as a result of the issuance of shares in connection with the Plan of Arrangement and the private placement, CRCC's ownership of our shares was reduced from 57.3% (immediately prior to the Plan of Arrangement) to 38.7% as of December 31, 2003. Subsequent to December 31, 2003, options for 709,000 shares of our common stock have been exercised increasing our outstanding shares from 24,923,142 as of December 31, 2003 to 25,632,142 as of March 19, 2004 and reducing CRCC's ownership from 38.7% at December 31, 2003 to 37.6% as of March 19, 2004.

          Our corporate structure is as follows [jurisdiction of incorporation] - ownership percentage.

Solitario Resources Corporation [Colorado]

- Altoro Gold Corp. [British Columbia, Canada] - 100%

      - Altoro Gold (BVI) Corp. [British Virgin Islands] - 100%

            - Minera Altoro (BVI) Ltd. [British Virgin Islands]- 100%

            - Minera Andes (BVI) Corp. [British Virgin Islands] -100%

                  - Compania Minera Andes del Sur S.A. [Bolivia] - 100%

            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands] - 100%

                  - Altoro Mineracao, Ltda. [Brazil] - 100%

- Minera Solitario Peru, S.A. [Peru] - 100%

- Minera Bongará, S.A. [Peru] - 100%

- Minera Soloco, S.A. [Peru] - 100%

General

          We operate in one segment, mining geology and mineral exploration. Our operations are currently confined to Peru, Bolivia and Brazil and one exploration property in the state of Nevada, which we acquired in February 2004. We have in the past and expect that we will in the future limit our activities to the evaluation and exploration of mining interests. As of March 19, 2004, we had four full-time employees, all located in South America. We extensively utilize contract employees and laborers to assist us in the exploration on most of our projects.

          In the past, we have received revenues related to interest income on invested cash balances and from the sale of mineral property interests. Revenues from the sale of our mineral property interests have in the past been infrequent and have occurred at irregular intervals. Any revenues from the sale of mineral property interests in the future would also be infrequent and at irregular intervals.

          Crown provides management and technical services to us under a management agreement (the "Management Agreement") originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The modified agreement, which has a three year term, provides for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Management service fees paid to Crown by us in 2002 and 2001 were $449,000 and $590,000, respectively. Net amounts due to Crown as of December 31, 2002 and 2001 were $73,000 and $62,000, respectively, related to the Management Agreement.

          We are an exploration stage company. Our focus is to evaluate, acquire and explore exploration stage mineral interests. We have no reported mineral reserves. Any future mineral reserves will only come from extensive additional exploration and engineering and evaluation of existing or future mineral interests. There can be no assurance that we will report mineral reserves in the future.

          The acquisition and exploration of mineral interests require significant expenditures prior to the decision to develop and or commencement of production. We have in the past financed our activities through the sale of securities, joint venture arrangements and the sale of mineral property interests. To the extent necessary, we expect to continue to use similar financing techniques. There can be no assurance that such financing will in the future be available to us on acceptable terms, if at all.

Mineral interests - General

          We have been involved in the exploration for minerals in South America, focusing on precious and base metals, including gold, silver, platinum, palladium, copper, lead and zinc. We have held concessions in Peru since 1993, in Argentina from 1993 to 1998, and in Bolivia and Brazil since 2000. Our primary focus is on the acquisition and exploration of mineral properties both on our own and through joint ventures with others, from initial discovery through advanced exploration. In February of 2004, we acquired an interest in a mineral property in the State of Nevada (see also Item 2 Properties).

Pedra Branca Project (Brazil-Platinum and Palladium)

          We acquired concessions as a result of the acquisition of Altoro covering 69,244 hectares comprising the Pedra Branca platinum-palladium property in Brazil. Approximately 10,000 hectares of the property are subject to an underlying 2% net smelter return royalty to Eldorado Gold Corp. ("Eldorado") of Vancouver, British Columbia. On January 28, 2003 we entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo Platinum") whereby Anglo Platinum may earn a 51% interest in the property by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Payment of the 2% net smelter return royalty due Eldorado would be shared pro rata between Solitario and Anglo Platinum should production commence on that part of the property subject to the royalty.

          Anglo Platinum has met its minimum required expenditure for the first six months and is currently reviewing the results of the first six month (Phase one) exploration program, before making a decision to fund the second phase of the Pedra Branca Project exploration program. Anglo has not yet made a decision on proceeding with the second phase of the exploration program. If Anglo Platinum declines to continue, Solitario will retain 100% of the Pedra Branca Project.

Triunfo Project (Bolivia-Gold, Silver, Lead and Zinc)

          In August 2003, we signed an agreement (the "Option Agreement") to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. The property is an early-staged exploration property that hosts a large mineralized area extending for at least 800 meters in length and up to 200 meters in width. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. The first payment of $10,000 has been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year, $2.3 million work commitment.

Bongará Project (Peru-Zinc and Lead)

          We hold concessions on the Bongará zinc-lead project in Peru covering approximately 6,000 hectares. The Bongará concessions are 100% owned by Solitario. The concessions were held in a joint venture through January 2001 with Cominco, Ltd. of Vancouver, British Columbia ("Cominco"). The Bongará project is considered an advanced-stage exploration project as a considerable amount of core drilling has been completed during the past seven years.

Yanacocha Royalty Property (Peru-Gold)

          We held concessions covering approximately 61,000 hectares on the Yanacocha property in Peru until April 2000. In April of 2000 we completed an agreement with Newmont Peru, Ltd., a wholly-owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont"), whereby we sold our Yanacocha Property to Newmont for $6,000,000 and a sliding scale net smelter return royalty that varies from two to five percent, depending on the price of gold. Newmont has not reported reserves on our royalty property and we have not received any royalty income from Newmont.

La Pampa, Sapalache and La Tola Projects (Peru-Gold)

          The La Pampa concessions in Peru totaling 3,400 hectares were acquired in 1999 and 2003. In August 2002, we entered into a letter agreement with Bear Creek Mining Company of Tucson, Arizona ("Bear Creek") whereby Bear Creek can earn a 51% interest in the La Pampa project by spending $4.5 million over a five-year period. Bear Creek may earn an additional 14% (for a total of 65%) after the initial earn-in by completing a bankable feasibility study. Bear Creek has conducted surface sampling and trenching in 2003 and completed a 1,000-meter core drilling program in early 2004. In February 2004, Bear Creek notified us that it intends to terminate its option on the La Pampa project. We will review Bear Creek's technical data to determine our future plan for this project. Solitario has no capitalized mineral interest costs related to La Pampa at December 31, 2003.

          The Sapalache concessions totaling 1,800 hectares were acquired in 1997. The project was previously under joint venture to AngloGold, Ltd., of Peru ("AngloGold"). Anglo Gold, after conducting exploration, elected to drop out of the joint venture in 2000. We currently own a 100% interest in the project without any underlying owners or royalties, but are searching for a joint venture partner for this project.

          In October 2003 and January 2004, we acquired the La Tola concessions totaling 12,000 hectares. The gold project is located in southern Peru and we own a 100%-interest in the concessions without any underlying owners or royalties. To date only surface sampling of rock outcrops has been conducted. If the results of the sampling program are favorable, a core-drilling program is planned for 2004. A joint venture partner may be sought to fund the drilling program.

San Pablo Project

          In February 2004 we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement calls for Solitario to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 has been made. After spending $15,000 during the first six-month period, we can terminate the San Pablo Agreement at anytime with no further obligations. The project is considered an early-stage exploration project. To date, we have performed only a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization. Solitario has applied for an additional 6,100 hectares of mineral rights (not subject to the San Pablo Agreement) from the Bolivian government. We plan to conduct an extensive rock-sampling program over the next six months to determine the extent of gold mineralization. Pending the results of this program, Solitario will decide whether to seek a joint venture partner or independently fund further exploration.

CC Project

          In February 2004 we signed an option agreement (the "CC Agreement") to acquire a 100%, interest in 88 unpatented claims totaling approximately 700-hectares on the CC gold project in west-central Nevada (U.S.). The CC Agreement calls for Solitario to make escalating payments to the underlying private owner of the project totaling $2.0 million over a five-year period and spend $900,000 over the first four years. The first year's payment of $25,000 has been made. We are committed to spend at least $150,000 on exploration during the first year. The underlying owner is entitled to retain up to a 3% net smelter return royalty on the project. We may reduce the underlying owner's royalty to 1% by paying $2.0 million to the owner at any time during the first eight years of the CC Agreement. After spending $150,000 during the first six-month period, we can terminate the Agreement at anytime with no further obligations. The project is considered an early-stage exploration project, although 13 drill holes were completed on the project two years ago. We plan to drill approximately 15 drill holes during 2004. To date, we have performed a limited review of the data and an on-site review of the surface geology.

Strategy

          We have historically explored for mineral deposits through the location, purchase, lease or joint venture of early-stage exploration prospects. We have focused our efforts on precious metal prospects including gold, silver and platinum-group metals. In addition we have explored and acquired base-metal prospects including lead, zinc and copper. We intend to continue this focus.

          Upon acquiring an exploration property, we typically perform geologic evaluation and exploration efforts to determine if the project warrants further work including, but not limited to geologic mapping and sampling, geophysical surveys, trenching, and drilling. If the results of this work indicate there is little or no geologic or mineral potential, the prospect is dropped and/or returned to its owner(s). However if we believe the project warrants additional work, we either look to joint venture or sell the project to a larger mining company with more appropriate resources, both technical and financial, to further develop and or operate the property. We also may choose to further advance the property independently through additional work that usually includes detailed exploration drilling. We also evaluate more advanced projects that other companies or individuals control. If our evaluation for this type of property is favorable, in exchange for ownership or majority control of a property we may either commit to spending significant amounts of capital on exploration or make purchase or option payments to the underlying owner(s).

Recent Developments

          On November 4, 2003, we completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000 or approximately $1,310,000 (net of offering costs). The additional shares reduced Crown's interest in us from 41.2% at September 30, 2003 to 38.7% at December 31, 2003.

          On November 20, 2003, Crown and Kinross Gold Corporation ("Kinross") announced that the two companies have executed an Acquisition Agreement and Agreement and Plan of Merger (the "Merger Agreement") whereby Kinross will acquire Crown and its 100%-owned Buckhorn Mountain gold deposit located in north central Washington State, USA, approximately 67 kilometers (42 miles) by road from Kinross' Kettle River gold milling facility. Under the terms of the Merger Agreement, shareholders of Crown will receive 0.2911 shares of Kinross for each share of Crown. The transaction contemplated by the Merger Agreement is subject to regulatory approvals, a minimum two-thirds approval at a special meeting of Crown shareholders and customary closing conditions. It is the intent of Crown that the spin-off of the Solitario shares will take place prior to the completion of the acquisition by Kinross.

          On November 8, 2003 Crown announced that it would be distributing (through CRCC) its holdings of 9,633,585 shares of our common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, our disinterested shareholders (which excluded holders who are our officers or directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown (through CRCC) to distribute all of the 9,633,585 shares of our common stock other than shares not distributed as fractional shares and therefore retained by Crown, which is estimated to be less than 1,000 shares.

          In October of 2001, we invested in two 10% convertible secured promissory notes (the "Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by Crown in a private placement. The terms of the Senior Notes were the same for all investors. In connection with the investment in the Senior Notes, we also received warrants to acquire up to 3,057,143 additional shares of Crown common stock at prices between $0.60 and $0.75 per share. On February 21, 2003 we invested in 10% series B convertible subordinated notes due 2006 (the "Subordinated B Notes") totaling $400,000 of the $2,700,000 Subordinated B Notes issued by Crown in a private placement. The terms of the Subordinated B Notes were the same for all investors. On November 5, 2003 our Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock. The conversion was in accordance with the terms of the Subordinated B Notes, which allowed for an automatic conversion if Crown's common stock traded above $1.75 per share for twenty consecutive trading days. As of March 19, 2004 we owned 965,491 shares of Crown common stock, from the conversion of the Subordinated B Notes and received as interest on our Senior Notes and Subordinated B Notes. For more information about these transactions see the section titled "Related Party Transactions" below.

          Assuming the completion of the exchange of shares as contemplated by the Merger Agreement, all of Crown's remaining convertible debentures are converted, all of Crown's options are exercised and all of Crown's warrants are exercised on a cashless basis at the market price of Crown common stock on March 19, 2004, of $2.15 per share, we estimate we would own approximately 6,097,053 shares of Crown, which would convert into approximately 1,774,852 shares of Kinross. The Kinross shares would be valued at approximately $12.1 million, assuming the March 19, 2004 market price of $6.82 per share for each Kinross share. See The Spin-Off - Mechanics of the Spin-Off below.

Gold Price

          The future profitability of our operations is significantly dependent on the price of gold. After reaching a 20-year low of $251 per ounce in late 1999, the price of gold remained at depressed levels through most of 2001, recovered to a price of $347 per ounce on December 31, 2002, and further improved to a price of $415 by December 31, 2003. Many factors influence the price of gold including interest rates, rate of inflation, and the strength of the U.S. dollar in relation to other currencies, supply and demand, economic conditions, and political turmoil. We cannot predict whether gold prices will remain at a level at which our reserves can be mined profitably.

Insurance

          The gold mining industry is subject to risks of human injury, environmental liability and loss of assets. We maintain insurance coverage consistent with industry practice, but cannot assure you that this level of insurance can cover all risks of harm to Crown associated with being involved in the mining business.

Executive Offices

          Our principal executive offices are located at 4251 Kipling Street, Suite 390, Wheat Ridge, Colorado 80033. Our telephone number at that address is (303) 534-1030.

Item 2. Properties

Pedra Branca Platinum Group Metals Project, Brazil

1.  Property Description and Location

(Map of Pedra Branca Property)

Fortaleza
PEDRA BRANCA
Brazil
Sao Paulo
Rio de Janeiro
SOLITARIO RESOURCES
PROJECT LOCATION MAP
PEDRA BRANCA, BRAZIL
PEDRA BRANCA
Selected Major Cities
200 0 200 400 600 800 1000
Kilometers
01/14/04

          We are exploring the Pedra Branca property for platinum and palladium mineralization (platinum group metals, or "PGM"). We hold 65 exploration concessions in Ceará State, Brazil comprising the Pedra Branca Project at December 31, 2003, which totaled approximately 69,244 hectares. Altoro Mineraçao Ltda., a subsidiary of ours incorporated in Brazil, holds all 65 concessions. Altoro signed an agreement in 1999, which was modified in 2000 and 2003, with Eldorado Gold Corporation ("Eldorado") whereby we could have earned a 70% interest in concessions covering approximately 10,000 hectares, by spending $2,000,000 on exploration by August 2003. However, we elected not to complete the earn-in requirement and the Eldorado lease expired without Solitario earning any interest in the leased concessions. In October 2003, we reacquired a 100%-interest in concessions within the previously leased Eldorado area. Eldorado is entitled to a 2% NSR royalty on these reacquired properties.

          On January 28, 2003 we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum has met its minimum required expenditure for the first six months and is currently reviewing the results of the first six month (Phase one) exploration program, before making a decision to fund the second phase of the Pedra Branca Project exploration program. If Anglo Platinum declines to continue, Solitario will retain 100% of the Pedra Branca Project.

          Land payments for 2004 are projected to be approximately $37,000. This amount may change due to the reduction or addition of properties, or a change in the currency exchange rate.

          The mineral interests held by us within the property are subject to the mining regulations of Brazil. These rights are granted by the Brazilian government and administered by the National Department of Mineral Production ("DNPM"). To obtain mineral concessions from the DNPM, we must provide the DNPM with work plans and pay an initial fee of approximately $0.36 per hectare, depending upon the Brazil-U.S. exchange rate. To keep the concessions in good standing, we must continue to pay the regular annual fee of $0.36 per hectare and provide the DNPM with annual progress reports. We are subject to yearly inspections by the DNPM for compliance with reported plans and environmental regulations. In addition, the exploration concessions may be converted to exploitation concessions by demonstrating the economic feasibility of the project.

          Prior to mining on the claims we must reach an agreement with the surface rights owners of the affected land. Additionally, we must pay a royalty to governmental agencies based on the materials produced. This amount is 0.2% of the sales for precious metals excluding gold, which is subject to a 3% royalty.

          We currently hold no surface rights to the property but have entered into short-term agreements with the surface rights owners to compensate for exploration activities.

          A number of prospects have been located on the project, which have undergone surface, and in some cases, drill exploration. A total of 15 prospects have been located throughout the property with surface showings of significant geochemical values. Drilling has intersected significant mineralization on six of these prospects.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          Access to the project is by paved road from the state capital of Forteleza in Ceará State and by local farm roads. Where necessary, local access is constructed. The largest towns in the immediate vicinity of the project are Pedra Branca and Boa Viagem. A field camp is located at the small community of Capitao Mor. The climate is warm and dry for eight months of the year with a warm wet season prevailing for the remaining four months. Year-round operation can be conducted. The topography is rolling to flat and vegetation is sparse to heavy brush. The elevation in no location exceeds 800 meters.

3.  History

          In the 1980's Rio Tinto Ltd., ("Rio Tinto") and Gencore, Ltd. ("Gencore") performed exploration work on part of the project now operated by us. Both companies did surface exploration and drilling, including 42 diamond drill holes by Rio Tinto and 8 diamond drill holes by Gencore on the former Eldorado lease. In 2000 Altoro acquired the concessions from the government over the property previously held by Rio Tinto. We acquired additional concessions in 2000 and 2001 to cover extensions of the mineralized trend.

          Altoro, prior to the Plan of Arrangement with us, conducted surface work and drilled 18 diamond drill holes. Subsequently, Altoro entered into a Joint Venture agreement with Rockwell Ventures, Inc. ("Rockwell") of Vancouver, British Columbia under which Rockwell conducted further surface exploration and drilled an additional 31 holes. Rockwell terminated its agreement with Altoro in June 2001. From July 2001 until January of 2003, we conducted geochemical sampling, geophysical surveys and drilled 54 diamond drill holes. From January through July 2003, Anglo Platinum funded a drilling program that focused on better defining the Esbarro, Curiu and Cedro prospects. A total of 178 core holes have been drilled on the property to date.

4.  Geological Setting

          The project lies within an Archean-aged block in the Brazilian shield, which is characterized by amphibolite grade metamorphic rocks of various compositions. The most common rock types in the area are unmineralized intermediate to felsic composition gneisses and granitic intrusive phases.

          The PGM mineralization occurs in specific stratigraphic intervals within a segmented mafic-ultramafic layered complex. The mineralized intervals comprise concordant layers, originally of composition varying from peridotite to dunite. These layers contain chromite and/or minor sulfides of iron, copper and/or nickel. The primary silicate ultramafic minerals in the rocks have been variably converted to amphibole, serpentine or talc. A number of separate bodies of the ultramafic phases of the complex have been discovered, some of which contain the PGM-bearing stratigraphic intervals. All of the rocks have been folded and faulted to differing degrees during dynamic metamorphism in the area.

5.  Prior Exploration

          Surface exploration conducted, initially by Altoro, and subsequently by Rockwell and then us, consists of:

               Reconnaissance geologic mapping and rock sampling

               Systematic line cutting, soil sampling and geologic mapping of lines

               Ground magnetics

               Stream sediment and panned-concentrate geochemistry

               Diamond drilling of twelve prospect areas

          All of the above work has been conducted directly by us, our predecessor or its partners with the exception of diamond drilling which was performed by Boart-Longyear Geoserv do Brasil and Major Drilling. Ground magnetometry was conducted primarily using a Scintrex Portable EnviMag model number 788011 hand-held magnetometer with a base station for recording diurnal corrections.

          Soil and rock surveying conducted to date shows that both methods reliably reflect the location of outcropping and subcropping PGM mineralization. Twenty areas with significant soil and/or rock anomalies have been located within the area covered by line gridding. Detailed geologic mapping has been conducted over the majority of these locations to determine the source of anomalous PGM values. Further, basic work of this nature is planned in future programs to more fully determine the potential of the entire project.

          The targeted ultramafic rocks are generally more magnetic than the surrounding rocks and magnetometry has been shown to be effective at locating these bodies, though magnetometry and surface geochemical sampling does not determine the PGM content of an ultramafic body with certainty. Additional ground magnetometry is planned to locate potential buried targets and to direct surface exploration techniques to define outcropping and subcropping bodies. Drilling has successfully intersected potentially ore-grade PGM mineralization in several areas.

          We believe the data obtained from the above exploration activities to be reliable, however the nature of exploration mineral properties and analysis of geological information is subjective and data and conclusions are subject to uncertainty including invalid data as a result of many reasons, including sample contamination, analysis variation, extrapolation, and the use of geologic and economic assumptions.

6.  Mineralization

          The stratigraphic layering of an ultramafic body controls the PGM content of the ultramafic rocks. In many cases the PGM grade is associated with the mineral chromite. In other areas the PGM is more closely related with minor sulfide concentration. However, the presence of either chromite or sulfides within ultramafic rocks does not assure elevated PGM grade.

          Within PGM-enriched ultramafics, grade and thickness can vary considerably. Widths encountered vary from several to tens of meters in interpreted true thickness. In no location has drilling been conducted on spacing of sufficient density to assure the continuity necessary to define reserves. For this reason no representation can be made as to the probability of defining reserves.

7.  Drilling

          A total of 178 holes totaling 12,646 meters of core drilling have been completed on the project to date. Of this, 3,217 meters were drilled by Rio Tinto and Gencore for which the core itself is not available, nor are the procedures documented under which the holes were completed.

          In the case of holes drilled by Altoro, Rockwell and us, the following procedures were followed. Drill holes were either of NQ (1 and 7/8 inch) or HQ (2 and 1/2 Inch) diameter and were boxed in the field under the supervision of the geologist in charge. With the exception of weathered material near surface, at least 90% of the core had recoveries exceeding 90%. The core was transported to the field camp in sealed core boxes where processing took place under the supervision of the geologist in charge.

          Based on drill results to date we believe the prospects Esbarro, Cedro, Curiu, and Santo Amaro North exhibit results warranting further definition drilling of high priority. We are planning on drilling additional targets in future programs.

          The Esbarro prospect, with 99 holes, has the largest database of information of the drilled prospects. Drilling was conducted on fences spaced at approximately 50 meters apart and drill holes averaging 50 meters apart. A high percentage of holes have intersected mineralized material, but the spacing of the drill holes is currently insufficient to substantiate the continuity necessary to define a reserve.

          The Curiu prospect is the second most detailed prospect drilled to date with 15 holes completed to date. Drilling was conducted on approximately 25-meter spaced centers. A high percentage of the holes intersected mineralized material. However, additional drilling is required before a reserve can be estimated for this deposit.

          The inability to resample the drilling of Rio Tinto core holes has reduced the confidence, which would normally be attributed to these results. However, one twin hole drilled next to a Rio Tinto hole at Esbarro showed excellent reproducibility of results. During the current exploration phase of the program, the Rio Tinto and Gencore results are accepted as accurately representing the sampled interval. However, in order to establish a resource or reserve, additional twin holes and/or infill holes are necessary to provide a degree of confidence commensurate with assignment to these categories.

8.  Sampling and Analysis

          Following is a tabulation of samples taken through October 2003, which are assigned a high degree of confidence in relation to location, type and sample procedure.

Sample Type	Number of Samples
Core	6,411
Rock/channel	2,531
Soils	20,640
Stream Sediments	2,531
Panned Concentrates	840

          Rock sampling generally employed the use of composite surface samples, which are representative aggregates of available material from an outcrop or sub-cropping body collected on the surface. Selective sampling was occasionally used to identify the geochemical character of a rock not representative of an outcrop. This technique represents a small percentage of the total samples collected. Soil samples were collected of soil horizons thought to be derived from the decomposition of underlying bedrock. Soils were screened to -80 mesh prior to pulverization. Stream sediment geochemistry has been applied to both active wet stream beds and dry stream beds. Panned concentrate sampling of both dry and wet stream beds has been effectively utilized on a regional basis.

          No known significant factors relating to sampling, drilling or recovery exist that are thought to have an impact on interpreted results. Core recovery is rarely less than 90%, but such cases are sufficiently uncommon as to not have an adverse effect on the interpretation of results.

          Assays results for the Rio Tinto and Gencore core samples cannot be checked, as the core is not available for resampling. For all other samples, assaying for PGM was done by Bondar Clegg Laboratories of Vancouver, British Columbia, Canada. Check assays were performed by Altoro prior to our merger with them, and by Rockwell Ventures. All of our programs have been, and will continue to be conducted under a check assay program in progress with samples sent to a third party laboratory (Lakefield Laboratories).

9. Security of Samples

          Core samples are sawn on site into two halves, one submitted to the laboratory and one kept in a secure location on site. The half-core, selected according to geologic criteria or regularly spaced intervals, is sent by land or air to the sample preparation laboratory in Goiania, Brazil operated by Bondar Clegg Laboratories. The samples are sealed on site under the supervision of the geologist in charge and the laboratory is instructed to report any breaks in the seal to the Project Manager. No such security breaches have been noted since Solitario has taken over operation of the project.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported reserves.

11. Mining Operations

          There are no current mining operations associated with this project.

12. Planned Exploration

          Further exploration is planned in 2004 including additional geophysics, geologic mapping, geochemical sampling and core drilling as warranted by results in hand and resources available.

Triunfo Gold-Silver-Lead-Zinc Property, Bolivia

1.  Property Description and Location

(Map of Triunfo Property)

Bolivia
La Paz
TRIUNFO
Santa Cruz
SOLITARIO RESOURCES
PROJECT LOCATION MAP
TRIUNFO, BOLIVIA
TRIUNFO
Selected Major Cities
100 0 100 200 300 400
Kilometers
01/14/04
-72 -70 -68 -66 -64 -62 -60 -58
-8 -10 -12 -14 -16 -18 -20 -22 -24 -26 -28

          We are exploring the Triunfo project for gold, silver, lead and zinc. The property position consists of three concessions totaling 256 hectares. We signed an Option to Purchase ("Option") a 100% interest in the concessions with private Bolivian individuals ("Vendors") controlling the concessions in July 2003. The option calls for Solitario to spend up to $2.3 million on exploration activities over a five-year period. The first year work commitment is $100,000 and the second year is $200,000, with escalating commitments thereafter. Additionally, the vendors may receive payments of up to $185,000 over the first four years, with an option for us to acquire a 100% interest in the property by making a one-time payment of $1.0 million ("Option Payment") by the fifth anniversary of the signing of the Option. The first $10,000 payment has been made with payments of $15,000, $25,000 and $35,000 due six, twelve and eighteen months from the date of signing, respectively. Solitario can elect to make the Option Payment prior to the fifth anniversary and forego any remaining scheduled work commitments or vendor payments, as long as the scheduled work commitments expenditures and vendor cash payments are current at the time of the Option Payment. We may elect to terminate the Option at anytime without any additional payment or work commitment obligations due to the Vendor.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The project is located about 50 kilometers east of the Bolivian capital of La Paz at an elevation of approximately 4,500 meters. Access is gained by a well-maintained gravel road from La Paz. We have completed construction of a 2.5-kilometer road to the property significantly upgrading access.

          Climate is typical of the Bolivian altoplano that varies from cool dry weather to sub-freezing days with significant snow and wind. Although located relatively near La Paz, the nearest small village of Tres Rios is situated six-kilometers to the southeast. The surrounding area has high relief and the property is positioned between the mountains of Illimani and Mururata, both over 6,000 meters high. Vegetation is very sparse.

3.  History

          Not much is known about the history of mining on the property. During the past ten years, the Vendors excavated a 50-meter long adit to sample a part of the mineralized area. Prior to the Vendors work, it is believed that several other adits were excavated into other parts of the mineralized zone, but these tunnels have subsequently collapsed.

4. Geological Setting

          The geology of the Triunfo project consists of Paleozoic-aged interlayered shales, black shales, siltstones and quartzites. These rock formations have been faulted and folded. Two large granitic batholiths occur to the north and south of the property.

5. Prior Exploration

          We began surface exploration activities in August 2003, and consequently only a limited amount of surface exploration consisting of detailed geologic mapping and channel sampling has been completed. Mapping has indicated that the main area of interest occurs along an east-west trending anticline with an interpreted steep fault along its axis. To date, geochemical results for 132 rock chip samples have been received. An induced-polarization geophysical survey may be undertaken to further develop drill targets for 2004.

6. Mineralization

          The project hosts a large mineralized area extending for at least 800 meters in length and up to 200 meters in width. Mineralization occurs as a stockwork zone of veining within a sequence of Paleozoic shales, siltstones and quartzites. The veining is generally steeply dipping and trends east-west parallel with the axis of folding. Within the mineralized zone, surface sampling has returned elevated values of gold, silver, lead and zinc.

7. Drilling

          No drilling has been conducted on the project.

8. Sampling and Analysis

          To date, 132 rock chip samples have been conducted over select parts of the property. The sampling procedure consists of chipping pieces of rock with a hammer from outcropping rock formations over a continuous length of usually five meters. The axis of the five-meter long sample is oriented perpendicular to the trend of veining, wherever possible. The samples are placed in cloth or plastic bags, labeled and sealed, and then sent to ALS Chemex laboratories for analysis.

9. Security of Samples

          Surface rock chip samples collected are sealed within a cloth or plastic bag by the geologist and stored in a secure area until shipped to the laboratory via bus transportation.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported reserves or resources.

11. Mining Operations

          There are no current mining operations associated with this project.

12. Prior Exploration

          Detailed geologic mapping and channel sampling were completed in 2003. An induced polarization geophysical survey is recommended for 2004. The results of the geologic mapping, geochemical sampling and geophysical survey will be compiled and evaluated to determine the best location for drill testing the property. If we determine that favorable drill targets have been defined by our work, we would then anticipate a drilling campaign in mid-2004. We will seek a joint venture partner to fund this drilling.

Bongará Zinc Project, Peru

1. Property Description and Location

(Map of Bongará Property)

-82
-80
-78
-76
-74
-72
-70
-68
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
Ecuador
BONGARA
Chiclayo
Cajamarca
Peru
Lima
Arequipa
SOLITARIO
RESOURCES
PROJECT LOCATION MAP
BONGARA, PERU
BONGARA
Selected Major Cities
100 0 100 200 300 400
01/14/04
Kilometers

          The Bongará project consists of 10 concessions comprising 6,000 hectares of mineral rights granted to Minera Bongará S.A., a subsidiary of ours incorporated in Peru. The property is located in the Department of Amazonas. All of the claims are owned 100% by us and have no underlying agreements or royalty obligations. According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. Each year a payment of $3.00 per hectare must be made by the last day of June to keep the claims in good standing. Land payments made in 2003 were $21,600 and payments in 2004 are projected to be the same. These payments include an annual $3,600 surcharge assessed to the central concession within a unified group of concessions that exceed six years in age. We have a surface rights agreement with the local community, which controls the surface of the primary area of interest. This agreement provides for an annual payment of $5,000 in return for the right to perform exploration work including road building and drilling.

          An environmental permit is required for advanced exploration projects in Peru. The requisite environmental and archeological studies have been completed and the permit has been granted for future exploration activities subject to approval of amendments describing annual planned work.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The Bongará property is accessed by the paved Carretera Marginal road, which provides access from the coastal city of Chiclayo. The area of the majority of past drilling and the most prospective mineralization is currently inaccessible by road, the work to date having been done by either foot or helicopter access.

          The climate is tropical jungle and the terrain is mountainous. Seasonal rains hamper exploration work for four to five months of the year by limiting access by road. A small village is located approximately four kilometers from the drilling area. The nearest larger town is Pedro Ruiz, which is a base of operations for the project on the main road. We have located a project office in Pedro Ruiz during exploration activities.

3. History

          We discovered the Florida Canyon mineralized zone of the Bongará Project in 1996. Subsequently, we optioned the property in December 1996 to Cominco. Cominco withdrew from the joint venture in February 2001. All of the significant work on the property has been conducted by Cominco and is described below in section 5, Exploration.

4. Geological Setting

          The geology of the Bongará area is relatively simple consisting of a sequence of Jurassic and Triassic clastic and carbonate rocks which are gently deformed. The Mississippi Valley type mineralization occurs in the carbonate faces of this sedimentary sequence.

5. Prior Exploration

          We conducted a regional stream sediment survey and reconnaissance geological surveys leading to the discovery of the Florida Canyon area. The discovered outcropping mineralization is located in two deeply incised canyons within the limestone stratigraphy.

          Subsequent to our initial work, Cominco conducted extensive mapping, soil and rock sampling, stream sediment surveys and drilling. This work was designed to determine the extent and grade of the zinc-lead mineralization and the controls of deposition. All work performed by us or Cominco was done by direct employees of the respective companies with the exception of the drilling which was performed by Bradley Drilling Co.

6. Mineralization

          Mineralization occurs as massive to semi-massive replacements of sphalerite and galena localized by specific sedimentary facies within the limestone stratigraphy and by structural feeders and karst breccias. A total of eleven preferred beds for replacement mineralization have been located within the middle unit of the Chambara Formation. Mineralization is associated with the conversion of limestone to dolomite, which creates open spaces within the rock formations, promoting the passage of mineralizing fluids through the rock formations. Karst features are localized along faults, in particular the Sam Fault, which cuts the Chambara formation in a north-northeasterly direction. Mineralized karst structures are up to fifty meters in width. The stratigraphically controlled mineralization is typically several meters in thickness but locally attains thicknesses of eight to ten meters. Generally the stratigraphic mineralization, while thinner, is of higher grade.

          The middle unit of the Chambara formation, where mineralized, is commonly dolomitized within the zone of highest sedimentary-induced permeability. Dolomitization reaches stratigraphic thicknesses in excess of 100 meters locally. This alteration is thought to be related to the mineralized event in some cases and is an important exploration tool. Continuity of the mineralization is thought to be demonstrable in areas of highest drilling density by correlation of mineralization within sedimentary facies typical of specific stratigraphic intervals.

7. Drilling

          A total of 81 diamond drill holes (HQ and NQ size) have been completed at the Florida Canyon Prospect. These holes vary in depth up to 610 meters. The geologic targets that these holes test are nearly evenly divided between near-vertical karst hosted targets and near-horizontal stratigraphically-controlled mineralization. The mineralized area that has been drilled measures approximately two by two kilometers. All drilling was done by a LF-70 core-drilling rig.

          Drilling on stratigraphic targets has shown that certain coarser bioclastic or pseudo-breccia facies of the stratigraphy are hosts for mineralization. Although the mineralization intersected in adjacent holes within the same stratigraphic unit often appears to be continuous, the drill spacing of approximately 100 meters is insufficient to define a reserve in Mississippi Valley type deposits. Similarly, the drilling on the karst style of mineralization is of insufficient density to define a resource.

8. Sampling and Analysis

          Rock samples taken were composited from mineralization or alteration within an outcrop. The samples were pulverized and analyzed by Inductively Coupled Plasma (ICP) for a variety of elements including zinc and lead. Soil samples were screened to -80 mesh prior to pulverization and analysis by ICP.

          Core samples were transported from the drill by helicopter in sealed boxes to the processing facility in Pedro Ruiz where they were split by a diamond saw. Half of the core was selected according to geologic criteria under the supervision of the geologist in charge and shipped in sealed bags by land to SGS Laboratories in Lima, where all samples were analyzed by ICP. Any samples that contained greater than 1% zinc, were then analyzed by wet chemistry assay for zinc and lead to provide a more accurate analysis of grade.

          The following is a summary of samples taken and analyzed according to type within the Florida Canyon area.

Sample Type	Number of Samples
Core	1,970
Rocks	3,326
Stream Sediments	217
Soils	7,733

          It was found that ICP systematically underestimated the true grade in high-grade samples in excess of 1% zinc. This systematic error varies according to grade with the higher samples having the largest error. The average error of all reported core results for ICP was approximately 10% below the true grade. All grades reported to the public have been based on assay rather than geochemical techniques in order to represent the most accurate data possible.

9. Security of Samples

          As described above the geologist in charge supervised the control of the core sample handling from the drill to the sample preparation facility and in the preparation itself. Sealed containers were used for shipping the samples to the laboratory. No breaches of security of samples are known to have occurred.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported mineral reserves or resources.

11. Mining Operations

          No mining operations have occurred on the project.

12. Planned Exploration

          The Bongará project is on care and maintenance until a joint venture partner is secured.

Yanacocha Royalty Property, Peru

1. Property Description and Location

(Map of Yanacocha Property)

Ecuador
Peru
Chiclayo
YANACOCHA
Cajamarca
Lima
Arequipa
SOLITARIO
RESOURCES
PROJECT LOCATION MAP
YANACOCHA, PERU
YANACOCHA
Selected Major Cities
100 0 100 200 300 400
Kilometers
01/14/04
-82 -80 -78 -76 -74 -72 -70 -68
0 -2 -4 -6 -8 -10 -12 -14 -16 -18 -20

          The Yanacocha royalty property consists of 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. The property position consists of a rectangular-shaped contiguous block of concessions nearly 50 kilometers long in an east-west direction and 25 kilometers wide in a north-south direction. The southern boundary of the royalty property abuts Newmont Mining Corporation's Minera Yanacocha mining operation, a large gold mine currently in operation.

          We held the concessions until April 2000, at which time we signed an agreement with Newmont Peru, Ltd., a wholly-owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont"), whereby we sold our Yanacocha Property to Newmont for $6,000,000 and a sliding scale net smelter return royalty ("NSR-Royalty") that varies from two to five percent, depending on the price of gold. The table below sets forth the NSR-Royalty schedule:

Gold Price Per Ounce	NSR-Royalty
Over $400	5%
$360 to $400	4%
$320 to $360	3%
Below $320	2%

          Newmont has not reported reserves on our NSR-Royalty property and we have not received any royalty income from Newmont.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The property is easily accessed within an hour by paved and improved gravel roads from the city of Cajamarca, a regional hub for commerce and government administration. The terrain ranges from gently rolling to mountainous and varies in altitude from 2,800 to over 4,200 meters. A rainy season of approximately four months hampers exploration and access, but year-round work can be done. Vegetation in the area consists of alpine tundra type conditions.

3. History

          The majority of concessions were acquired in 1993, with several concessions added in 1994 and 1995. We conducted regional surface exploration on the property in 1994 and 1995, which included a limited core-drilling program on two gold targets. At various times between 1995 and 1999, we joint ventured the property with three major mining companies, Barrick Gold Corporation, Rio Tinto, Ltd., and Placer Dome, Inc. All three companies conducted limited surface exploration programs and each elected to terminate its respective option to earn an interest in the property. Barrick Gold Corporation was the only company to conduct exploration drilling on the property. Newmont purchased the property, subject to our retained net smelter return royalty, in April 2000. In 2003, Newmont conducted a detailed helicopter-bourn geophysical survey over the entire project. Newmont has indicated that it may conduct a core-drilling program in 2004.

4. Geological Setting

          The property is situated within a northwest trending belt of Tertiary-aged volcanic and associated intrusive rocks that overlie and intrude Cretaceous-aged sedimentary rocks. The Cretaceous sediments are strongly deformed and consist of a lower sequence of sandstones, shales and quartzites and an upper sequence of carbonate rocks. Approximately half the property is underlain by Tertiary volcanic rocks consisting mainly of older andesitic to dacitic flows and tuffs. Locally these older volcanics are covered by a younger rhyo-dacitic tuff unit. Mineralization usually is hosted in the older volcanic unit.

5. Prior Exploration

          We have independently, and through the efforts of our various joint venture partners, collected rock, soil and stream sediment samples on the surface. Geologic mapping has revealed 15 medium-to-large areas of hydrothermal alteration contained within both the volcanic and sedimentary rock units. Three gold targets were tested by us and our joint venture partner Barick Gold prior to Newmont purchasing the project in 2000. We conducted a large-scale helicopter-bourn geophysical program in 1994 that identified a number of magnetic anomalies. Newmont conducted a more detailed and comprehensive helicopter-bourn geophysical program in 2003. The results of this program, or any other exploration results generated by Newmont, are not available to us for review.

6. Mineralization

          Gold mineralization has been identified in at least 15 separate areas within altered volcanic and sedimentary rocks. Alteration generally consists of silicification (addition of quartz to the host rock) and argillization (destruction of feldspar minerals to clay). Rock chip sampling within these altered areas often contains anomalous values of gold, silver, mercury, arsenic or antimony. Alteration appears to be partially controlled by fault structures in the underlying rock formations or proximity to intrusive rocks.

7. Drilling

          Twenty-one core-holes totaling approximately 2,700 meters were drilled on three gold targets prior to Newmont purchasing the project in 2000. We drilled eight holes on the Los Negritos prospect and Barrick Gold drilled nine holes at the Shuito prospect and four holes at the Chaluaquero prospect.

8. Sampling and Analysis

          Prior to Newmont's purchase of the property, Solitario and its various joint venture partners collected rock samples as composites of specific rock types or as select samples of altered lithologies. Regional stream sediment sampling was also conducted throughout the property. Specific results from these various surface sampling programs have not been compiled into a single data base since the Newmont purchase. We do not anticipate compiling these results, as we no longer hold an operating interest in the property.

9. Security of Samples

          The geologist in charge of the project supervised the collection and shipping of the samples by ground transportation to the sample preparation facility in Lima, Peru. Pulps were subsequently shipped to laboratories in North America for analysis.

10. Mineral Resource and Mineral Reserve Estimations

          No resources or reserves have been delineated on the property.

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          We own an NSR-Royalty interest in the property and have no participating interest or control over future exploration activities. Newmont has indicated that it may drill test two target areas in 2004. However, Newmont may, in its sole discretion, elect not to conduct any further exploration in the future.

La Pampa Gold Property, Peru

1. Property Description and Location

(Map of La Pampa Property)

-82
-80
-78
-76
-74
-72
-70
-68
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
Ecuador
Peru
Chiclayo
LA PAMPA
Cajamarca
Lima
Arequipa
SOLITARIO
RESOURCES
PROJECT LOCATION MAP
LA PAMPA, PERU
LA PAMPA
Selected Major Cities
100 0 100 200 300 400
01/14/04
Kilometers

          The La Pampa property consists of four concessions, covering 3,400 hectares located in the Department of Lambayeque in west-central Peru. Minera Solitario Peru S.A., a subsidiary of ours incorporated in Peru, owns the claims. No underlying agreements or royalties exist for these claims. According to Peruvian law concessions may be held indefinitely subject only to payment of annual fees to the government. A payment of $3.00 per hectare must be made by the last day of June to keep the claims in good standing.

          In July 2002, we signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek could have earned 51% interest in the La Pampa property by expending $4.5 million on exploration of La Pampa over a five-year period. As part of the agreement, Bear Creek would have paid all costs to maintain the concessions complete a minimum of 1,000 meters of drilling on the property. Bear Creek may earn an additional 14% interest (for a total of 65%) by completing a bankable feasibility study on the property within two years of earning its 51% interest. In February 2004, Bear Creek notified us that it intends to terminate its option to earn an interest in the property.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The property is accessed by paved road from the coastal city of Chiclayo. The terrain is flat to rolling and is dry and hot most of the year. Operations can be performed year-round. No towns or infrastructure exist on the property but the small community of Chongoyape is nearby.

3. History

          We acquired two concessions in 1999 and two more in 2003. We conducted surface sampling and geologic mapping on the project in 1999 and 2000. In 2003 our joint venture partner, Bear Creek, geologically mapped and sampled the mineralized zone in greater detail. Additionally, Bear Creek conducted a trenching program over selected parts of the mineralized zone. No previous work was known to have been conducted on the property. Bear Creek completed a core drilling program in early 2004.

4. Geological Setting

          The rocks in the area belong to the Oyutun volcanics, which are intermediate composition lava and ash flow tuffs and believed to be Jurrasic in age. The layers of volcanic rocks are generally only slightly tilted and folded with minor faulting.

5. Prior Exploration

          We have collected rock samples on the surface consisting of composite, select and channel samples. Geologic mapping has revealed a large system of hydrothermal alteration contained within certain volcanic units and also along structural features. Bear Creek has conducted approximately 1,100 meters of trenching and 500 meters of drilling across the mineralized zone.

6. Mineralization

          Gold enrichment occurs in silicic and phyllic alteration types within the volcanic stratigraphy. The gold is associated with small (<1%) concentrations of pyrite, most commonly associated with silica flooding, which comprises more than 90% of the rock. Little silver or other economic elements occur with the gold. Gold enrichment is irregularly distributed over an area two kilometer by two kilometers. Elevated gold values are generally associated with north trending structures. Surface gravel deposits cover much of the prospective area making it difficult to determine the extent of surface mineralization.

7. Drilling

          Five drill holes totaling 502 meters tested three separate drill targets.

8. Sampling and Analysis

          Rock samples were collected as composites of specific rock types or as select samples of quartz-flooded lithologies associated with structures or bedding. In some cases channel samples were taken of structures up to 200 meters in width or of volcanic lithologic units up to 80 meters in thickness. A total of 809 rock and channel samples have been taken to date. Only 11 stream sediment samples have been collected and analyzed. The rocks were shipped to Actlabs preparation laboratory in Lima and the pulp were analyzed in their laboratory in Lancaster, Ontario. No duplicates or replicate analyses have been taken.

9. Security of Samples

          The geologist in charge has supervised the collection and shipping of the samples by ground transportation to the sample preparation facility in Lima.

10. Mineral Resource and Mineral Reserve Estimations

          No resources or reserves have been delineated on the property.

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          We are planning on reviewing Bear Creek's exploration results and technical data to determine if further exploration is warranted on the property.

Sapalache Gold Project, Peru

1. Property Description and Location

(Map of Sapalache Property)

Ecuador
SAPALACHE / SHIMBE
Chiclayo
Cajamarca
Peru
Lima
Arequipa
SOLITARIO RESOURCES
PROJECT LOCATION MAP
SAPALACHE / SHIMBE, PERU
SAPALACHE / SHIMBE
Selected Major Cities
50 0 50 100 150 200 Kilometers
01/14/04
-82 -80 -78 -76 -74 -72 -70 -68
0 -2 -4 -6 -8 -10 -12 -14 -16 -18 -20

          The Sapalache gold project is located in the Department of Piura, Peru near the town of Huancabamba. The project consists of two claims that are held by a third party on behalf of Solitario.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The town of Huancabamba is accessed by paved and unpaved roads from the town of Chiclayo. The area is mountainous varying in altitude from 3,000 to over 4,000 meters. A rainy season of approximately four months hampers exploration and access, but year-round work can be done.

3. History

          The claims were staked in 1999 by a third party on behalf of us. No previous work is known to have been done in the area. We have no liabilities for royalties or underlying payments.

4. Geological Setting

          The area is underlain by Tertiary volcanic rocks of the Llama Formation, which are gently deformed.

5. Prior Exploration

          We have conducted reconnaissance mapping and sampling, primarily during 1999.

          In 1999 we entered into an agreement with AngloGold whereby AngloGold could earn 51% of the rights to the claims with an expenditure of $6,000,000. During 2000, AngloGold collected rock samples, conducted geologic mapping and drilled four diamond core holes under this agreement. The results of the drilling were elevated in gold, but considered sub-economic in grade and thickness. All of the work performed on the property was done directly by AngloGold or us with the exception of diamond drilling which was performed by Esondi S.A. AngloGold terminated the agreement in 2000. Although we have no immediate exploration planned for Sapalache, we are holding this property for potential joint venture in the future.

6. Mineralization

          Gold mineralization is found in structures ranging from 1 to 100 meters in width, which have been variably altered to silica and phyllic mineral assemblages. Minor amounts of pyrite are common. Trace amounts of galena have been observed.

7. Drilling

          During 2003, AngloGold drilled four holes ranging from 83 to 164 meters, totaling 601 meters.

8. Sampling and Analysis

          Rock samples were taken as composites of outcrops of silicified volcanics. Core was selectively sampled and split with a core saw and assayed by ALS laboratories for Au and a suite of ICP trace elements. No check assays were done.

          Following is a listing of samples taken and analyzed by sample type.

Sample Type	Number of Samples
Rocks	522
Core	510
Soils	229
Stream Sediments	122

9. Security of Samples

          The chain of custody procedures for sampling performed by AngloGold are not known.

10. Mineral Resource and Mineral Reserve Estimations

          No mineral reserves or resources are reported on the property.

11. Mining Operations

          There are no mining operations on the property.

12. Planned Exploration

          No exploration is currently planned for the property in 2004. We intend to seek a joint venture partner to fund further exploration on this property.

La Tola Gold Project, Peru

1. Property Description and Location

(Map of La Tola Property)

Ecuador
Peru
Chiclayo
Cajamarca
Lima
LA TOLA
Arequipa
SOLITARIO RESOURCES
PROJECT LOCATION MAP
LA TOLA, PERU
LA TOLA
Selected Major Cities
100 0 100 200 300 400
Kilometers
01/14/04
-82 -80 -78 -76 -74 -72 -70 -68
0 -2 -4 -6 -8 -10 -12 -14 -16 -18 -20

          In October 2003, we acquired the La Tola project to explore for gold and possibly silver. The project is located in southern Peru and consists of 14 concessions totaling 12,000 hectares. We own a 100%-interest in the concessions without any underlying owners or royalties. According to Peruvian law claims may be held indefinitely subject only to payment of annual fees to the government. A payment of $3.00 per hectare must be made by the last day of June each year to keep the concessions in good standing. These payments to the government of approximately $36,000 were made in 2003 and early 2004. An equal amount will be due in 2004 to keep all the concessions in good standing.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The town of Callalli is accessed by approximately 150 kilometers of paved and unpaved roads from the city of Arequipa in southern Peru. The area is situated in the alta plano geomorphic region that consists of gently rolling hills varying in altitude from 3,800 to over 4,800 meters. A rainy season of approximately four months from December through March is relatively mild allowing for year-round work. Vegetation in the area consists of alpine tundra type conditions.

3. History

          We staked the 11 concessions in 2003. No previous work is known to have been conducted in the area. We have no obligation for royalties or underlying payments.

4. Geological Setting

          The area is underlain by Tertiary volcanic rocks typical of the gold-bearing volcanic field situated throughout the central part of Peru. The area is cut by structure that have undergone hydrothermal alteration, but with very little structural deformation.

5. Prior Exploration

          We have conducted reconnaissance rock chip and stream sediment sampling in 2003. Additional rock chip sampling, soil sampling and mapping is currently being conducted. If results warrant, drilling is planned for 2004. Bedrock exposures are quite limited throughout the area.

6. Mineralization

          Gold mineralization is found in structures ranging from 1 to several meters in width and in wallrock that has been variably altered to silica, argillic and/or phyllic mineral assemblages. Quartz and barite veining is found variably throughout the area. Assay results for approximately 150 rock chip samples indicate gold mineralization occurs along a northeast trending zone that is over eight kilometers long and up to one kilometer in width.

7. Drilling

          No drilling has been conducted on the property.

8. Sampling and Analysis

          Rock samples were collected as composites of specific rock types or as select samples of quartz-flooded lithologies associated with structures or bedding. Approximately 100 rock chip samples have been taken to date. The rocks were shipped to ALS preparation laboratory in Lima and the pulp was analyzed in their laboratory in Vancouver, British Columbia. No duplicates or replicate analyses have been taken.

9. Security of Samples

          The geologist in charge has supervised the collection and shipping of the samples by ground transportation to the sample preparation facility in Lima.

10. Mineral Resource and Mineral Reserve Estimations

          No resources or reserves have been delineated on the property.

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          We plan to continue rock chip sampling, geophysical survey in 2004 and will initiate a soil-sampling program in the near future. If results warrant, a drilling program is planned in 2004. We may also seek a joint-venture partner to fund these activities.

San Pablo Gold Project, Bolivia

1. Property Description and Location

(Map of San Pablo Property)

Bolivia
La Paz
Santa Cruz
SAN PABLO
Chile
SOLITARIO RESOURCES
PROJECT LOCATION MAP
SAN PABLO, BOLIVIA
SAN PABLO
Selected Major Cities
100 0 100 200 300 400
Kilometers
02/26/04
-72 -70 -68 -66 -64 -62 -60 -58
-8 -10 -12 -14 -16 -18 -20 -22 -24 -26 -28

          The San Pablo gold project is located in Potosi Department of southwestern Bolivia 32 kilometers east of the small town of Rio Mulatos. The property consists of two concession blocks. One block of concessions covering 650 hectares is held under an Option to Purchase Agreement (the "San Pablo Option") from private Bolivian parties (the "Owners").

          The San Pablo Option calls for us to make payments to the Owners of $10,000 on signing (paid), $15,000 on the six and twelve month anniversaries, $20,000 after 18 months, $25,000 on the 24 and 30 month anniversaries, $30,000 on the 36 and 42 month anniversaries, and $830,000 on the 48 month anniversary. Solitario must also spend $15,000 during the first six months and $25,000 every six month period thereafter on exploration during the first four years. Upon completion of these payment and work commitment obligations, we will then own 100% interest in the property without the Owners retaining any royalty whatsoever. We may elect to terminate the San Pablo Option at anytime without any additional payment or work commitment obligations due to the Owners.

          We also applied with the Bolivian government for the mineral rights to an additional 6,100 hectares north of the aforementioned property. Upon issuance of the mineral concession, and payment of $6,100 to the Bolivian government, we will own 100% interest in the mineral rights with no third party royalties.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          South from the city of Oruro, the property can be reached by 237 kilometers of paved highway to the town of Rio Mulatos, and then by 25 kilometers of difficult unimproved road. The property is situated in the mountainous region of Cordillera Los Frailes, varying in altitude from 4,000 to 5,200 meters. A winter season of approximately four months hampers exploration and access from November through February, but year-round work can be done. The area is virtually devoid of vegetation except for flat valley bottoms that contain sparse alpine-type vegetation. The property is quite remote and very little infrastructure or human population occurs near the project area.

3. History

          Although prospecting was probably conducted on the property prior to 1988, no information is available concerning that time period. Since 1989, Mintec (1989), Reminsa (1990) and La Barca S.A. have conducted limited surface sampling programs and metallurgical testing.

4. Geological Setting

          We have only conducted a limited amount of surface reconnaissance exploration on the property to date. Consequently only a limited amount of geologic information has been gathered on the property. The area is underlain by Silurian-aged sedimentary rocks that are intruded by Tertiary-aged igneous rocks. The sedimentary rocks are reported as the Catavi and Llallagu Formations and appear to be folded into an antiform.

5. Prior Exploration

          We conducted reconnaissance geochemical sampling prior to signing the San Pablo Option. Prior to our sampling program, Mintec S.A. channel sampled the Willakollito prospect in 1989. Reminsa re-sampled the Mintec channels and sampled rocks and colluvial sediments. La Barka S.A. excavated trenches and channel sampled the San Pablo prospect. La Barka also conducted gravity, flotation and cyanide leach metallurgical tests on its trench samples.

6. Mineralization

          Gold mineralization is found in sulfide veins, veinlets and as disseminations within the sedimentary rocks, and much less commonly in the intrusive igneous rocks. Gold appears to be associated with quartz, bismuthinite, arsenopyrite and various iron sulfides. Three altered zones have thus far been identified and range in size from 500 to 1,200 meters long and 10 to 200 meters wide.

          Previous workers report channel samples perpendicular to these mineralized zones assayed 110 meters containing 1.26 grams per tonne gold ("gpt gold"), 20 meters at 8.88 gpt gold and 110 meters at 1.11 gpt gold. We cannot verify the accuracy of these results based on the work we have conducted to date, but our sampling results are not inconsistent with the reported assay intervals.

7. Drilling

          No drilling has been conducted on the property.

8. Sampling and Analysis

          We received results from 28 rock-chip channel samples our geologists collected on the property. The samples were shipped to ALS Chemex laboratories for analysis. No check, duplicate or replicate analyses have been taken.

9. Security of Samples

          Solitario's geologist in charge has supervised the collection and shipping of the samples by ground transportation to the sample preparation facility. The chain of custody procedures for sampling performed by previous companies are not known and cannot be verified.

10. Mineral Resource and Mineral Reserve Estimations

          No mineral reserves or resources are reported on the property.

11. Mining Operations

          There are no mining operations on the property.

12. Planned Exploration

          We plan to conduct an intensive sampling campaign over the entire property to better focus subsequent exploration work. We may elect to joint venture the property sometime in the future.

CC Gold-Silver Project, Nevada, USA

1. Property Description and Location

(Map of CC Property)

200000
300000
400000
500000
600000
700000
4600000
4500000
4400000
4300000
4200000
4100000
4000000
3900000
Elko
NEVADA
RENO
CC
PROJECT
LAS
VEGAS
SOLITARIO
RESOURCES
PROJECT LOCATION MAP
CC PROJECT, NEVADA USA
CC PROJECT
Selected Major Cities
60 0 60 120 180
Kilometers
02/26/04

          The CC gold-silver project is located 45 miles southeast of the town of Fallon in Churchill County, Nevada, USA. The project consists of 85 unpatented mining claims totaling approximately 670 hectares. The claims are subject to a Letter Agreement ("CC Agreement") between us and CES Exploration Services, L.L.C. ("CES"). To earn a 100% interest in the property, the CC Agreement calls for us to make payments to CES of $25,000 on signing (paid), $25,000 on the first (annual) anniversary, $75,000 on the second anniversary, $150,000 on the third anniversary, $725,000 on the fourth anniversary and $1,000,000 on the fifth anniversary. We must also spend $150,000 on exploration during the first year (firm commitment) and $250,000 the second, third and fourth years. Upon completion of these payment and work commitment obligations, we will then own 100% interest in the property, subject to a 3% net smelter return royalty to CES. We may reduce the royalty to CES to a 1% net smelter return royalty by paying the owner $2.0 million within eight years of signing the CC Agreement. We may elect to terminate the CC Agreement at anytime after completing the first year $150,000 work commitment without any additional payment or work commitment obligations due CES.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          Access to the project area is very easy. The town of Fallon lies 45 miles north of the project area by paved highway and three miles west of the highway via gravel roads. The area is typical of Nevada's basin and range geomorphology. Altitudes range from 1,600 to over 2,000 meters. A winter season of approximately four months hampers exploration and access from December through March, but year-round work can be conducted.

3. History

          Approximately half the claims were staked in 2001 and the other half in early 2004. In 2003 NDT Ventures Inc, a junior Canadian exploration company, optioned the property from CES, and subsequently dropped the option in late 2003.

4. Geological Setting

          The area is underlain by Tertiary volcanic rocks associated with the 19 million year old Fairview Peak caldera. The volcanic rocks are generally classified as pyroclastic in origin and range in composition from adesite to rhyolite. Much younger dacite dikes cut the older mineralized volcanic package.

5. Prior Exploration

          Unknown previous workers excavated numerous small pits within the mineralized vein. In 2003 NDT Ventures conducted a limited surface mapping program and a shallow reverse circulation drilling campaign.

6. Mineralization

          Gold and silver mineralization is associated with an east-west trending quartz vein that dips moderately to the south. Although the vein itself is generally only one to three meters in width, mineralization can extend for tens of meters away from the vein in variably silicified and argillically altered latite volcanic bedrock. The mineralization is characterized by low sulfide concentrations.

7. Drilling

          NDT Ventures drilled thirteen very shallow reverse circulation drill holes totaling 481 meters.

8. Sampling and Analysis

          Only a limited number of rock and soil samples are reported from the property and are considered of limited value. Of greater importance are the 252 three-foot reverse circulation drill hole samples collected by NDT Ventures. Drill samples were collected at the base of the drill rig's cyclone and reduced in volume by a Gilson splitter to about a four-kilogram sample. Samples were transported by the geologist to the ALS Chemex sample prep laboratory in Reno, Nevada, and the pulps were then analyzed in ALS Chemex's laboratory in Vancouver, B.C. Check assay procedures are unknown.

9. Security of Samples

          The chain of custody procedures for sampling performed by NDT Ventures Inc.are not known.

10. Mineral Resource and Mineral Reserve Estimations

          No mineral reserves or resources are reported on the property.

11. Mining Operations

          There are no mining operations on the property.

12. Planned Exploration

          We plan to conduct a 15-hole, 1,250-meter reverse circulation drilling program in 2004.

Item 3. Legal Proceedings

          As of March 19, 2004, we are not a party to, nor are we aware of any pending legal action against our company that would have a material adverse effect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

          On December 29, 2003, a special meeting of our shareholders was held whereby our disinterested shareholders (which excluded holders who are our officers or directors and Crown) were asked authorize the release of 3,140,162 shares of our stock held in escrow pursuant to an agreement among Crown, Crown Resource Corp of Colorado, the Toronto Stock Exchange, Montreal trust and us.

          At the meeting the release was approved with 6,632,362 shares, representing 99.66% of the shares present at the meeting voting in favor of the release, 22,933 voting against the release and no votes were withheld.

MANAGEMENT OF SOLITARIO RESOURCES CORPORATION

          The executive officers of Crown and Solitario historically have been the same individuals, and we have reimbursed Crown for our share of management costs through the Management Agreement discussed previously. Upon the completion of the sale of Crown to Kinross, it is expected that the Crown management team will resign their respective positions at Crown and will continue to serve our business on a full time basis. At the present time we do not anticipate any significant changes to our executive management team.

          The following table sets forth certain information as of the date of this information statement regarding our executive officers and directors. They hold office until their successor has been elected and qualified, or until their death, resignation or removal from office.

Name	Age	Title
Christopher E. Herald	50	President, Chief Executive Officer, and Director
Mark E. Jones III	64	Chairman of the Board and Director
Walter H. Hunt	52	Vice President - Operations
James R. Maronick	48	Chief Financial Officer
John Hainey	71	Director
Leonard Harris	76	Director
Daniel Leonard	67	Director

          The following biographies describe the business experience of our executive officers and directors:

          Mark E. Jones, III (64) has been Chairman of the Board since August 1993. Mr. Jones has also been a Director of Crown since it commenced operations in February 1989. He was Chairman of the Board of Crown from February 1989 to June 2002 when he was appointed Vice-Chairman. He was President of Crown from September 1989 to November 1990. Prior to his association with Crown, Mr. Jones was a founding partner of Jones, Loyd & Webster, Inc., a Houston-based corporate finance and investment banking firm that specialized in oilfield equipment financing. Mr. Jones also serves as Chairman of Jaguar Resources, a gold exploration company based in Houston, Texas. Mr. Jones attended the University of Texas.

          Christopher E. Herald (50) has been a Director since August 1992. He has also served as Chief Executive Officer since June 1999 and President since August 1993. Mr. Herald has also served as a Director of Crown since April 1989, as Chief Executive Officer of Crown since June of 1999, President of Crown since November 1990 and was Executive Vice President of Crown from January 1990 to November 1990. Prior to joining Crown, Mr. Herald was a Senior Geologist with Echo Bay Mines and Anaconda Minerals. Since 1998, Mr. Herald has also served as a Director to TNR Resources, a mineral exploration company located in Vancouver, British Columbia. In January 2004, Mr. Herald was appointed to the Board of Griffon Gold Corporation, a private gold mining company. Mr. Herald received a M.S. in Geology from the Colorado School of Mines and a B.S. in Geology from the University of Notre Dame.

          Walter H. Hunt (53) has been Vice President - Operations and President - South American Operations since June of 1999. He also served as Vice President - Peru Operations from July 1994 until June 1999. Mr. Hunt has also been Vice President - Operations of Crown since 1994. Mr. Hunt has over 20 years of exploration, development and operational experience with Anaconda Minerals, Noranda and Echo Bay Mines where he served as Superintendent, Technical Services and Chief Geologist at Echo Bay's Kettle River Operations. Mr. Hunt received his M.S. degree in Geology from the Colorado School of Mines and a B.S. degree from Furman University.

          James R. Maronick (48) has served as Chief Financial Officer and Chief Financial Officer of Crown since June 1999 and served as Vice President - Finance and Secretary/Treasurer and Vice President - Finance and Secretary/Treasurer of Crown since September 1997. Prior to that, Mr. Maronick served as Vice President - Finance and Secretary/Treasurer of Consolidated Nevada Gold Fields Corporation from November 1994 to September 1997. Mr. Maronick graduated with honors from the University of Notre Dame in 1977 with a BA in accounting and received his Masters degree with highest honors from the University of Denver in 1986.

          John Hainey (71) has been a director since 1999. He is an independent financial consultant and spent the last ten years, before his retirement, as a mining analyst in the Canadian investment industry with Dundee Securities Corporation (formerly Eagle & Partners), Yorkton Securities Inc., Loewen, Ondaatje, McCutcheon & Company and Canaccord Capital Corporation. Prior to 1988, Mr. Hainey spent over 30 years working in the mining industry, both in Canada and abroad, which covered engineering, operations, consulting and business development and included 17 years with BP Resources Canada Ltd. Mr. Hainey is a member of the Association of Professional Engineers of Ontario and Saskatchewan and of the Canadian Institute of Mining and Metallurgy. He is also a Chartered Engineer (U.K.) and a Fellow of the Institution of Mining and Metallurgy (U.K.). He holds an A.C.S.M. (Hons.) in Mining Engineering from the Camborne School of Mines in England.

          Leonard Harris (76) has been a director since June 1998.  Prior to his retirement from Newmont, Mr. Harris gained over 50 years experience in the mining industry including serving as General Manager of Minera Yanacocha, South American's largest gold mine, and Vice President and General Manager of Newmont Latin America. Mr. Harris has over 20 years experience in managing mining operations in Latin America that include base metal and gold deposits, underground and open pit mines, gold and base metal processing plants and smelting and refining operations.  Mr. Harris currently serves on the boards of Correinte Resources, Inc., Canarc Resources Corp., Cardero Resources Corp., Endeavour Gold Corp., Sulliden Exploration Inc., Alomos Gold, Inc. and Veneroso & Associates.  He is a 1949 graduate metallurgist of The Mount Morgan School of Mines (Australia).

          Daniel Leonard (67) has been a director since June 1999. Prior to his retirement in 1999, Mr. Leonard served as Senior Vice President of INVESCO, an international financial services firm, for 24 years where he managed funds including INVESCO's Strategic Growth Portfolio. Before joining INVESCO, Mr. Leonard was associated with Hanover Bank, Central Carolina Bank and Heritage Research Corporation. Mr. Leonard has a B.A. degree from Washington & Lee University and attended the New York University Graduate School of Business.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock has been traded on the Toronto Stock Exchange under the symbol SLR since July 1994. There currently is no established public trading market for our common shares in the United States. After the spin-off, we anticipate that our shares will also be traded on the OTC Bulletin Board in the United States.

          The following table sets forth the high and low sales prices on the Toronto Stock Exchange for our common stock for the quarterly periods from January 1, 2002 to December 31, 2003.

	All prices are in CDN$
	2002		2003
Period	High	Low	High	Low
First quarter	$ 0.90	$ 0.41	$ 0.84	$ 0.45
Second quarter	0.87	0.68	0.69	0.55
Third quarter	0.70	0.42	1.14	0.60
Fourth quarter	0.65	0.34	1.87	0.99

Shares subject to options

          On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "Plan") that authorized the issuance of up to 1,100,000 of our shares under the Plan. The shareholders approved subsequent amendments to the Plan to increase the authorized shares under the Plan to 3,736,000 as of December 31, 2003. As of December 31, 2003, we have granted options for 3,488,500 shares that remain unexercised at prices from Cdn$0.65 to Cdn$1.30 and there are options for 250 shares available for grant under the Plan.

Equity Compensation Plan Information as of December 31, 2003
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,488,500	$0.95	250
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	3,488,500	$0.95	250

          We adopted the Solitario Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer (the "Code of Ethics") on March 17, 2004. A copy of which may be found on our website at solitarioresources.com. Any person who wishes to receive a copy of the Code of Ethics may do so at no charge by written request to Investor Relations, Solitario Resources, 4251 Kipling St, Suite 390, Wheat Ridge, CO 80033,

Recent Sales of Unregistered Securities

          In January, April, June and September of 2001, we issued a total of 62,487 shares of our common stock, as payment for and to maintain certain property interests valued by us at $38,742, to a property owner located outside of the United States pursuant to Regulation S.

          On November 4, 2003 we sold 1,500,000 shares of our common stock for Cdn$1,800,000 to certain Canadian based funds managed by Sprott Securities of Toronto, Ontario, Canada pursuant to Regulation S. A finder's fee of approximately Cdn$50,000 was paid to the individual who introduced us to Sprott Securities.

          On December 29, 2003 a former Crown employee exercised an option granted under the Solitario Resources Corporation 1994 Stock Option Plan for 16,000 shares of our common stock at an exercise price of Cdn$1.16 per share pursuant to rule 701.

          On January 6, 2004, Leonard Harris, a director, exercised an option granted under the Solitario Resources Corporation 1994 Stock Option Plan for 20,000 shares of our common stock at an exercise price of Cdn$1.16 per share pursuant to rule 701.

          On March 2nd, 5th and 12th, 2004, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 651,000 shares of our common stock, which were expiring on March 16, 2004, at an exercise price of Cdn$1.16 per share pursuant to rule 701.

          On March 12th, 2004, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 38,000 shares of our common stock, which would expire on June 8, 2004, at an exercise price of Cdn$1.22 per share pursuant to rule 701.

Shares that could be sold pursuant to Rule 144 under the Securities Act

          As of March 19, 2004, a total of 2,287,487 shares of our common stock could be sold pursuant to Rule 144. Of these, 16,000 shares were issued to a former Crown employee and 20,000 shares issued to Leonard Harris, a director, upon exercise of options in December 2003 and January 2004, respectively and 689,000 shares were issued to holders of our options on March 2nd, 5th and 12th, prior to the expiration of those options on March 16, 2004 and June 8, 2004. The remaining 1,562,487 shares were issued in transactions occurring in 2001 and 2003 outside the United States pursuant to Regulation S.

Holders of our common shares

          As of March 19, 2004 we have approximately 1,250 holders of record of our common shares.

Dividend Policy

          We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Item 6. Selected Financial Data

          The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 1999. These data have been derived from the audited consolidated statements of operations for our business for each of the five years ended December 31, 2003 and the audited consolidated balance sheets of our business as of December 31, 2003, 2002, 2001, 2000 and 1999. You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included elsewhere in this information statement. The information set forth below is not necessarily indicative of future results.

STATEMENT OF OPERATIONS DATA:
(in thousands except per share amounts)	2003	2002	2001	2000	1999
Revenues and property sales:
Mineral property option proceeds	$ -	$ -	$ -	$ 100	$ 100
Gain on sale of property	-	-	-	5,811	19
	-	-	-	5,911	119

Costs, expenses and other:
Exploration expense	418	957	1,477	1,182	666
Depreciation and amortization	488	504	49	18	35
General and administrative	404	372	511	372	75
Management fees	351	449	590	414	333
Unrealized loss (gain) on derivative securities	(5,438)	(105)	63	-	-
Asset write-downs	26	-	1,274	-	63
Loss on sale of assets	-	39	-	-	-
Interests and other (net)	(272)	(137)	(231)	(360)	(144)
	(4,023)	2,079	3,733	1,626	1,028

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,023	(2,079)	(3,733)	4,285	(909)
Income tax expense	669	-	-	-	-
Income (loss) before cumulative effect of change in accounting principle	3,354	(2,079)	(3,733)	4,285	(909)
Cumulative effect of change in accounting principle (1)	-	-	-	-	(5,094)
Net income (loss)	$ 3,354	$ (2,079)	$ (3,733)	$ 4,285	$(6,003)

Earnings (loss) per common share:
Basic before cumulative effect of change in accounting principle	$ 0.14	$ (0.09)	$ (0.16)	$ 0.24	$ (0.05)
Change in accounting principle	-	-	-	-	(0.31)
Basic earnings (loss) per share	$ 0.14	$ (0.09)	$ (0.16)	$ 0.24	$ (0.36)
Diluted before cumulative effect of change in accounting principle	$ 0.14	$ (0.09)	$ (0.16)	$ 0.23	$ (0.05)
Change in accounting principle	-	-	-	-	(0.31)
Diluted earnings (loss) per share	$ 0.14	$ (0.09)	$ (0.16)	$ 0.23	$ (0.36)

Basic	23,638	23,407	23,387	18,163	16,855
Diluted	23,638	23,407	23,387	18,350	16,855

BALANCE SHEET DATA:	December 31,
(in thousands)	2003	2002	2001	2000	1999

Assets
Current assets:
Cash and cash equivalents	$ 1,273	$ 1,405	$ 2,723	$ 6,334	$ 2,386
Restricted cash	-	-	-	116	-
Note receivable	112	111	108	-	-
Investments in marketable equity securities, at fair value	2,576	409	268	220	103
Prepaid expenses and other	32	27	69	40	43
Total current assets	3,993	1,952	3,168	6,710	2,532

Mineral properties	-	-	3,680	4,873	53
Mineral interests, net	2,760	3,216	-	-	-
Assets held for sale	-	-	-	-	178
Note receivable from Crown, net of discount	937	915	893	-	-
Crown warrants, at fair value	5,591	153	47	-	-
Other assets	7	140	302	377	33
	$13,288	$ 6,376	$ 8,090	$11,960	$ 2,796
Current liabilities:
Accounts payable	$ 53	$ 26	$ 44	$ 70	$ 7
Due to Crown	25	73	62	81	39
Total current liabilities	78	99	106	151	46
Deferred income taxes	1,276	-	-	-	-
Stockholders' equity:
Preferred stock	-	-	-	-	-
Common stock	249	234	234	234	169
Additional paid-in capital	22,498	21,189	21,189	21,147	16,507
Accumulated deficit	(11,968)	(15,322)	(13,243)	(9,510)	(13,795)
Accumulated other comprehensive income (loss) net of taxes	1,155	176	(196)	(62)	(131)
	11,934	6,277	7,984	11,809	2,750
Total liabilities and stockholders' equity	$13,288	$ 6,376	$ 8,090	$11,960	$ 2,796

SELECTED QUARTERLY FINANCIAL INFORMATION:
(in thousands)	For the three months ended
Statement of operations:	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net income	$ 370	$ 488	$ 603	$ 1,893
Earnings per share: Basic Diluted	$0.02 $0.02	$0.02 $0.02	$0.03 $0.03	$0.08 $0.07
Balance sheet
Total assets	$6,727	$7,190	$7,966	$13,288

Working capital (2)	$1,224	$1,228	$1,295	$ 3,915
Long-term liabilities	$ -	$ -	$ -	$ -
Stockholders' equity	$6,616	$7,083	$7,917	$11,934

(1) During 1999, we changed our method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brought the Company's accounting method in accordance with the predominant practice in the US mining industry. The $5,094,000 cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change on 1999 was to increase the loss before cumulative effect of change in accounting principle by $69,000 or $0.00 per share.

(2) Working capital consists of current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included elsewhere in this information statement. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Recent Developments

          In February 2004 we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement calls for Solitario to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 has been made. After spending $15,000 during the first six-month period, we can terminate the San Pablo Agreement at any time with no further obligations. The project is considered an early-stage exploration project. To date, we have performed only a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization. Solitario has applied for an additional 6,100 hectares of mineral rights (not subject to the San Pablo Agreement) from the Bolivian government. We plan to conduct an extensive rock-sampling program over the next six months to determine the extent of gold mineralization. Pending the results of this program, Solitario will decide whether to seek a joint venture partner or independently fund further exploration.

          In February 2004 we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the CC gold project in west-central Nevada (U.S.). The CC Agreement calls for Solitario to make escalating payments to the underlying private owner of the project totaling $2.0 million over a five-year period and spend $900,000 over the first four years. The first year's payment of $25,000 has been made. We are committed to spend at least $150,000 on exploration during the first year. The underlying owner is entitled to retain up to a 3% net smelter return royalty on the project. We may reduce the underlying owner's royalty to 1% by paying $2.0 million to the owner at any time during the first eight years of the CC Agreement. After spending $150,000 during the first six-month period, we can terminate the CC Agreement at any time with no further obligations. The project is considered an early-stage exploration project, although 13 drill holes were completed on the project two years ago. We plan to drill approximately 15 drill holes during 2004. To date, we have performed a limited review of the data and an on-site review of the surface geology.

          On November 4, 2003, we completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000 or approximately $1,310,000 (net of offering costs). The additional shares reduced Crown's interest in us from 41.2% at September 30, 2003 to 38.7% at December 31, 2003.

          On November 20, 2003, Crown and Kinross Gold Corporation ("Kinross") announced that the two companies have executed an Acquisition Agreement and Agreement and Plan of Merger (the "Merger Agreement") whereby Kinross will acquire Crown and its 100%-owned Buckhorn Mountain gold deposit located in north central Washington State, USA, approximately 67 kilometers (42 miles) by road from Kinross' Kettle River gold milling facility. Under the terms of the Merger Agreement, shareholders of Crown will receive 0.2911 shares of Kinross for each share of Crown. The transaction contemplated by the Merger Agreement is subject to regulatory approvals, a minimum two-thirds approval at a special meeting of Crown shareholders and customary closing conditions. It is the intent of Crown that the spin-off of the Solitario shares will take place prior to the completion of the acquisition by Kinross.

          On November 8, 2003 Crown announced that it would be distributing (through CRCC) its holdings of 9,633,585 shares of our common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, our disinterested shareholders (which excluded holders who are our officers or directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown (through CRCC) to distribute all of the 9,633,585 shares of our common stock other than shares not distributed as fractional shares and therefore retained by Crown, which are estimated to be less than 1,000 shares.

          In October of 2001, we invested in two 10% convertible secured promissory notes (the "Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by Crown in a private placement. The terms of the Senior Notes were the same for all investors. In connection with the investment in the Senior Notes, we also received warrants to acquire up to 3,057,143 additional shares of Crown common stock at prices between $0.60 and $0.75 per share. On February 21, 2003 we invested in 10% series B convertible subordinated notes due 2006 (the "Subordinated B Notes") totaling $400,000 of the $2,700,000 Subordinated B Notes issued by Crown in a private placement. The terms of the Subordinated B Notes were the same for all investors. On November 5, 2003 our Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock. The conversion was in accordance with the terms of the Subordinated B Notes, which allowed for an automatic conversion if Crown's common stock traded above $1.75 per share for twenty consecutive trading days. As of March 19, 2004 we owned 965,491 shares of Crown common stock, from the conversion of the Subordinated B Notes and received as interest on our Senior Notes and Subordinated B Notes.

          Assuming the completion of the exchange of shares as contemplated by the Merger Agreement, all of Crown's convertible debentures are converted, all of Crown's options are exercised and all of Crown's warrants are exercised on a cashless basis at the market price of Crown common stock on March 19, 2004, of $2.15 per share, we estimate we would own approximately 6,097,053 shares of Crown, which would convert into approximately 1,774,852 shares of Kinross. The Kinross shares would be valued at approximately $12.1 million, assuming the March 19, 2004 market price of $6.82 per share for each Kinross share.

Results of Operations

Comparison of the Year ended December 31, 2003 to the year ended December 31, 2002

          We had net income of $3,354,000 or $0.14 per share in 2003 compared to a loss of $2,079,000 or $0.09 per share in 2002. The primary reason for the income in 2003 was the recognition of $5,438,000 in gain on derivative instruments during 2003, compared to gain of $105,000 in 2002 related to our holding of Crown warrants. Exploration expense in 2003 was reduced as we entered into a joint venture with Anglo Platinum on our Pedra Branca project, whereby Anglo Platinum paid for approximately $457,000 of exploration costs. General and administrative costs increased primarily as a result of legal and accounting costs associated with filing a Form 10 registration statement with the US Securities and Exchange Commission during the fourth quarter of 2003. As a result of our pre-tax net income, we recorded income tax expense of $669,000 during 2003.

          During 2003 we recorded an unrealized gain on derivative instruments of $5,438,000 related to our holdings of Crown warrants. Our Crown warrants are exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants may be net settled and are classified as derivative instruments at December 31, 2003 and 2002. Accordingly, any increase or decrease in the market value of our Crown warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants increased to $5,591,000 at December 31, 2003 compared to $153,000 at December 31, 2002, primarily as a result of the increase in the value of Crown's common stock, which increased from $0.58 per share at December 31, 2002 to $2.52 per share at December 31, 2003. We anticipate we will exercise all of our Crown warrants prior to the completion of the Kinross transaction and exchange any Crown common shares from the exercise of the warrants for Kinross shares.

          During 2003 we recorded interest income of $272,000 compared to interest income of $137,000 in 2002. The increase was primarily the result of interest on our investment in Crown Senior and Subordinated B Notes. Crown elected to pay interest in its common shares for the first three quarters of 2003. Per the terms of the Notes, the number of shares of Crown stock received was fixed at a conversion rate which did not fluctuate with the quoted market price of the stock and this resulted in additional interest income of $112,000 during 2003 compared to the amount of interest income we would have received had Crown paid the interest in cash. During 2002, the amount of interest received from Crown, which was also paid in Crown common shares, was approximately $24,000 less than the amount we would have received had Crown paid the interest in cash. If the Kinross transaction is completed in 2004, we expect our interest income will be reduced as our notes receivable will be converted to stock.

          Our net exploration expense decreased to $418,000 during 2003 compared to $957,000 in 2002. During 2003 we focused our exploration on our Pedra Branca project as well as newly acquired projects including Triunfo in Bolivia and La Tola in Peru. Although our gross exploration costs decreased slightly from $957,000 in 2002 to $875,000 in 2003, these exploration expenses were offset by joint venture reimbursements of $457,000 by Anglo Platinum on our Pedra Branca project in 2003. The change in our remaining costs primarily consisted of reduced general and administrative salaries in Peru as we eliminated the position of our vice president of South American operations from our office in Lima and we closed one of our two Brazilian offices and reduced our Bolivian office in 2002 which was reflected in the full year costs of 2003. These reductions were offset by increased geologic drilling and field expenses at our Pedra Branca project. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral interests in South and North America during 2004 and expect our related gross exploration expenditure levels to be comparable to the current year. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to execute our strategy of acquiring early-stage stage exploration prospects. We have not planned or budgeted for such an increase and will not do so until the transaction is completed. The amount of the increase cannot be predicted at this time.

          Depreciation and amortization expense was $488,000 in 2003 compared to $504,000 in 2002. Depreciation and amortization expense during 2003 included $466,000 of amortization of mineral interests compared to $464,000 in 2002. Beginning January 1, 2002, we have been amortizing our mineral interests in exploration properties over their expected lives of three to five years. The remaining reduction in depreciation and amortization expense between 2003 and 2002 related to furniture and fixtures becoming fully depreciated during 2003 and 2002. We anticipate our depreciation and amortization costs will remain at a similar level to our 2003 recorded amounts, unless as a result of the completion of the Crown and Kinross merger we expand our exploration activities, as discussed in the preceding paragraph. The amount of any potential increase in future depreciation and amortization expense cannot be predicted at this time.

          General and administrative costs were $404,000 in 2003 compared to $372,000 in 2002. General and administrative costs increased primarily related to an increase in legal and accounting costs, which increased to $38,000 and $108,000, respectively in 2003 compared to $6,000 and $41,000, respectively, in 2002. The primary reason for the increase is related to work on completing a Form 10 registration statement with the US Securities and Exchange Commission during the fourth quarter of 2003. The remaining general and administrative costs for travel, consulting, and shareholder meetings were comparable between 2003 and 2002. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense was reduced to $351,000 in 2003 compared to $449,000 in 2002 partially as a result of a modification in July 2002 of the Management Agreement that reduced the percentage of reimbursement from 75% of certain administrative costs and finance costs to 25% of those administrative costs and 50% of those finance costs. The full effect of this modification was felt in 2003. Additionally our reduced exploration and administrative activity, partially as a result of the Anglo Platinum joint venture on the Pedra Branca project, reduced the need for Crown's management of our overall activities. Net amounts due to Crown as of December 31, 2003 and 2002 were $25,000 and $73,000, respectively, related to the Management Agreement. If the Crown Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          During 2003, we wrote down an investment in marketable equity securities, when we determined the decline in the market value of the related stock was other than temporary, which resulted in a loss of $26,000 being recorded as an asset write-down. During 2002, we recorded a loss on the sale of certain equipment and marketable equity securities of $39,000.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

          We had a loss of $2,079,000 or $0.09 per share in 2002 compared with a loss of $3,733,000 or $0.16 per share in 2001. During 2002 we continued our exploration program in Brazil on our Pedra Branca platinum group metals project. In 2001, we conducted exploration activities on Pedra Branca as well as Tocantinzinho in Brazil and Rincon del Tigre in Bolivia the latter two of which were dropped in 2001. This resulted in a decrease in exploration expense and general and administrative expenses for travel, legal, and exploration support during 2002 compared to 2001. During 2002, we recorded $30,000 in exploration consulting fees paid to the former president of Altoro for assistance with Brazilian and Bolivian activities compared to $120,000 in consulting fees in 2001. During 2001, we wrote down our Tocantinzinho and Rincon del Tigre properties with a charge of $1,274,000 to property abandonment compared to no write-downs in 2002. Beginning January 1, 2002, Solitario reclassified its mineral properties to intangible assets, mineral interests, and began amortizing the excess cost over residual value, which resulted in $477,000 of amortization on mineral interests for the year ended December 31, 2002. We did not amortize any mineral interest costs in 2001.

          Interest income was $137,000 and $236,000 in 2002 and 2001, respectively. The change in interest income was primarily the result of larger cash balances on hand in 2001 related to the Yanacocha sale which occurred during 2000. A reduction in interest rates between 2002 and 2001 also contributed to the decrease in interest income.

          Exploration expense was $957,000 in 2002 compared to $1,477,000 in 2001. Exploration during 2001 included two separate drilling programs at Pedra Branca in Brazil as well as a drilling program at Rincon del Tigre in Bolivia. Additionally, field geology, including sampling, was conducted at Tocantinzinho during 2001. During 2002 we limited our exploration activities to Pedra Branca, which resulted in the lower costs.

          During the year ended December 31, 2002, we incurred $372,000 of general and administrative expenses compared with $511,000 in 2001. General and administrative expenses consist of administrative (office rent, payroll, insurance, banking and automobile), legal, accounting and auditing, travel and shareholder-related costs. The increased activities in Brazil and Bolivia and increases in accounting and shareholder costs accounted for the higher general and administrative expenses during 2001 compared to 2002.

          Crown provides management and technical services to us under the Management Agreement originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The modified agreement, which has a three year term, provides for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Management service fees paid to Crown by us in 2002 and 2001 were $449,000 and $590,000, respectively. Net amounts due to Crown as of December 31, 2002 and 2001 were $73,000 and $62,000, respectively, related to the Management Agreement.

          Depreciation and amortization expense was $504,000 in 2002 compared to $49,000 in 2001. Solitario began to amortize its mineral interest January 1, 2002 and recorded $464,000 of amortization in 2002 compared to none in 2001. Certain equipment was retired and sold during 2002 as we narrowed our focus of exploration to the Pedra Branca project, resulting in a lower depreciation amount in 2002 compared to 2001 on equipment.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. Write-downs relating to exploration properties amounted to $1,274,000 in 2001. There were no property or mineral interest write-downs in 2003 or 2002. We wrote-down $636,000, representing the investment in the Rincon del Tigre property in Bolivia and $638,000, representing the investment in the Tocantinzinho property in Brazil, after exploration programs performed during 2000 and 2001 failed to identify economic deposits on those properties. Both of these properties were acquired from Altoro during 2000.

Liquidity and Capital Resources

          Due to the nature of the mining business, the acquisition, and exploration of mineral properties requires significant expenditures prior to the commencement of development and production. In the past, we have financed our activities through the sale of securities, joint venture arrangements, and the sale of interests in our properties. To the extent necessary, we expect to continue to use similar financing techniques; however, there is no assurance that such financing will be available to us on acceptable terms, if at all.

          We had working capital of $3,915,000 at December 31, 2003 compared to working capital of $1,853,000 as of December 31, 2002. The increase is due primarily to our investment in Crown stock received as interest on our Crown Senior Notes and Crown Subordinated B Notes. These shares are recorded at their fair market value of $2,433,000 at December 31, 2003. We also received approximately $1,310,000 (net of offering costs) from a private placement to Sprott Securities in November 2003. These increases were offset by the purchase of $400,000 of the Subordinated B Notes from Crown, as discussed below, and also due to the use of working capital to pay exploration expenses, general and administrative expenses and management fees.

          As of March 19, 2004, we own 965,491 shares of Crown common stock and have warrants to acquire up to 3,057,143 additional shares of Crown common stock at prices between $0.60 and $0.75 per share. In addition, we could acquire an additional 3,057,143 shares of Crown common stock through the conversion of the Crown Senior Notes. Assuming the completion of the exchange of shares as contemplated by the Merger Agreement all of Crown's convertible debentures are converted, all of Crown's options are exercised and all of Crown's warrants are exercised on a cashless basis at the market price of Crown common stock on March 19, 2004, of $2.15 per share, we estimate we would own approximately 6,097,053 shares of Crown.

          We will receive shares of our own common stock as a result of the spin-off. We have estimated we will receive approximately 1,305,286 shares of our own common stock as a result of the spin-off. These shares will be retired and have the status of authorized but unissued shares of our common stock. This would have the result of reducing the amount of issued and outstanding shares of common stock by the amount of common stock we receive as a result of the spin-off and increasing the percentage ownership interest in us for each of our shareholders.

          Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated our Crown common stock would convert into approximately 1,774,852 shares of Kinross. These Kinross shares would be valued at approximately $12.1 million, assuming the March 19, 2004 market price of $6.82 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over time to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2005.

          On November 4, 2003, we completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000, or approximately $1,310,000 (net of offering costs). The additional shares reduced Crown's interest in us from 41.2% at September 30, 2003 to 38.7% at December 31, 2003. The funds will be used primarily to fund current exploration programs in Peru, Bolivia and Brazil, for the costs of the registration under the Securities and Exchange Act of 1934, as amended (the "Securities and Exchange Act" or the "1934 Act"), and for general corporate purposes.

          In August 2003, we signed the Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. The first payment of $10,000 has been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year $2.3 million work commitment.

          On February 21, 2003, we invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (The "Subordinated B Notes"). The issuance of up to $3 million of the Subordinated B Notes was authorized by Crown on February 7, 2003 by Crown's Board of Directors. On February 21, 2003, Crown closed the financing by issuing $2.7 million of the Subordinated B Notes. The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior Notes. Our investment was on the same terms as all other investors. On November 5, 2003, our Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          On January 28, 2003 we entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo Platinum") whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum has met its minimum required expenditure for the first six months and is currently reviewing the results of the first six months (Phase one) exploration program, before making a decision to fund the second phase of the Pedra Branca Project exploration program. If Anglo Platinum declines to continue, we will retain 100% of the Pedra Branca Project.

          In October 2001, we invested $1,000,000 in two Senior Notes issued by Crown; see related party transactions, below. The Solitario Note for $350,000 is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. The remaining Senior Note for $650,000 is convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. As part of that investment, Crown issued us warrants exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. We recorded the warrants at their fair value of $110,000 on the date of the transaction, and this fair value was recorded as a discount to the Senior Notes receivable from Crown. The discount is being amortized over the life of the Senior Notes as additional interest income. As a result, we recorded $22,000 of additional interest income for each year ended December 31, 2003 and 2002. The fair value of the warrants was $5,591,000 and $153,000 at December 31, 2003 and 2002.

          Cash and cash equivalents were $1,273,000 as of December 31, 2003 compared to $1,405,000 at December 31, 2002. Our cash balances are considered adequate to fund our 2004 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

          As previously noted, under the Management Agreement we currently reimburse Crown for certain expenses, including management salaries and benefits, rent, insurance and investor relations costs and certain other expenses paid by Crown on our behalf. Upon completion of the spin-off and assuming the completion of the Kinross merger, we will no longer operate under the Management Agreement. This change will result in an increase in general and administrative costs related to salaries and benefits for employees, rent, audit and legal fees, shareholder relations costs, travel and office expenses. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. See "Management of Solitario Resources Corporation" for further discussion.

          Upon completion of the spin-off, we will be a reporting issuer under both the Canadian and US jurisdictions. As a reporting issuer in the US, we will be required to comply with a variety of new rules and regulations specific to the US. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time-consuming and/or costly.

Cash Flows

          Net cash used in operations during 2003 decreased to $1,157,000 compared to $1,704,000 for 2002 primarily as a result of reductions in net exploration expenses, general and administrative expenses and management fees as discussed above. Investing activities used $299,000 of cash during 2003 compared to $386,000 of cash provided in the same period of 2002. The use of cash by investing activities during 2003 was primarily the result of the purchase of $400,000 of the Subordinated B Notes discussed above, compared to proceeds from the sale of marketable equity securities of $381,000 including the sale of Canyon Resources Corporation common stock for proceeds of $245,000 during 2002. Cash provided by financing activities in 2003 included the sale of our common stock to Sprott Securities for $1,310,000 (net of offering costs). There were no similar sales in 2002.

          Additions to mineral interests for concession, land and leasehold costs during 2003 were $10,000 for acquisition costs related to our Triunfo project in Bolivia. Beginning January 1, 2002 we began to amortize our capitalized mineral interest costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have recorded $930,000 and $464,000 of accumulated amortization as of December 31, 2003 and 2002, respectively. We expense all exploration costs on properties without proven and probable reserves.

          During 2000, we received $6,000,000 from the sale of our Yanacocha property to Newmont. The cash consideration was $5,600,000 with $400,000 deferred and recorded as a long-term note receivable due over a four-year period, pending release of certain contingent liabilities. We received payments of $111,000 and $109,000 of the deferred proceeds, including interest in April 2003 and 2002, respectively. We recorded property acquisition costs of $42,000 from the issuance of its shares during 2001. Primarily as a result of the issuance of shares in connection with the private placement of our shares to Sprott Securities and the acquisition of Altoro, Crown's indirect ownership interest in Solitario was reduced from 57.2% (prior to the Altoro transaction) to 38.7% as of December 31, 2003.

          Cash and cash equivalents were $1,273,000 at December 31, 2003. These funds are generally invested in short-term interest-bearing deposits and securities, pending investment in current and future projects. The note receivable from Newmont amounted to $112,000 at December 31, 2003. Investments in marketable equity securities include the fair value of our holdings of 965,491 shares of Crown common stock of $2,433,000 at December 31, 2003. Working capital at December 31, 2003 was $3,915,000.

Contractual Obligations

          As of December 31, 2003, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current mineral interest positions. While these payments are not fixed obligations since we can abandon the mineral interests at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $229,000 annually, before reimbursement from any of our partners. We also have entered into agreements that commit us to exploration and mineral interest expenditures of $380,000 in 2004. We may be required to make further payments in the future if we elect to exercise our options under those contracts.

          Additionally, we currently do not lease any facilities. If the spin off of our shares to Crown shareholders is completed and the Crown transaction with Kinross is completed, we estimate our facility lease costs will be approximately $30,000 per year.

          We currently have deferred tax liabilities recorded in the amount of $1,276,000. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares and warrants. If the Crown transaction with Kinross is completed, we expect these deferred tax liabilities will become currently payable as we convert these warrants and sell underlying Kinross shares. If the Crown transaction with Kinross is completed it is likely that we will incur additional liabilities. However, the amount is dependent on the ultimate transaction value.

Related Party Transactions

          At December 31, 2003 Crown owned 38.7% of us. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days.

          Had Solitario been on a stand-alone basis the above noted costs, which include shared costs, would be paid entirely by Solitario. Solitario has estimated that would have resulted in an increase in general and administrative costs related to salaries and benefits for employees, rent, audit and legal fees, shareholder relations costs, travel and office expenses. Solitario has estimated this increase in costs would have been partially offset, by a reduction in management fees paid. The following represents estimated pro forma results of Solitario on a stand-alone basis:

(in thousands)	Year ended December 31,
	2003	2002	2001
Net income (loss) as reported	$3,354	$(2,079)	$(3,733)
Less increases to general and administrative costs, net of related taxes	(479)	(675)	(758)
Add reductions in management fees, net of related taxes	214	449	590
Pro forma net income (loss)	$3,089	$(2,305)	$(3,901)
Earnings (loss) per share: Basic and diluted as reported Basic and diluted pro forma	$ 0.14 $ 0.13

          Effective with the completion of the spin-off and assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with our management and directly pay all administrative expenses. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and us. We do not anticipate any changes in these positions as a result of the spin off. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be directors of Crown and Mr. Herald, Mr. Maronick and Mr. Hunt will not be officers of Crown.

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Secured Notes issued by Crown. The proceeds from the first Senior Note (the "Solitario Note"), of $350,000 were delivered to Crown. The proceeds from the second Senior Note, of $650,000 were placed in escrow pending the outcome of Crown's voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to Crown out of escrow of which our share of the advance was $56,000. Crown's plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the Escrowed Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. During 2003 and 2002, we were paid 249,718 and 182,440 Crown shares, respectively, as interest under the Senior and Subordinated B Notes.

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gives us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006. The second warrant gives us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount is being amortized over the life of the Senior Notes as additional interest income. The fair value of the warrants, based upon a quoted bid price, was $5,591,000 and $153,000 at December 31, 2003 and 2002, respectively. We recognize any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. We recorded an increase in the value of the warrants of $5,438,000 and $105,000 for the year ended December 31, 2003 and 2002, respectively, compared to a decrease of $63,000 for the year ended December 31, 2001.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and we are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and we agreed that we will each vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of March 19, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. As of March 19, 2004, we owned 965,491 shares of Crown common stock, from automatic conversion of our Subordinated B Notes and received as interest on our Senior and Subordinated B Notes, we have warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of the Senior Notes.

          On June 26, 2001, we agreed to acquire 200,000 shares of Canyon Resources Corporation common stock from Crown at its fair market value of $200,000 at that date. We sold the shares for $245,000 in February 2002, the fair market value at that date. The transaction provided additional working capital to Crown, and was approved by independent Board members of both Crown and us.

          On February 21, 2003, we invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (The "Subordinated B Notes"). The issuance of up to $3 million of the Subordinated B Notes was authorized by Crown on February 7, 2003 by Crown's Board of Directors. On February 21, 2003, Crown closed the financing by issuing $2.7 million of the Subordinated B Notes. The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior Notes. Our investment was on the same terms as all other investors. On November 5, 2003, our Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

Joint Ventures

          We acquired the Pedra Branca platinum-palladium ("PGM") Project located in Ceará State, Brazil, as part of the Altoro acquisition in October 2000. We control 100% interest in 65 concessions totaling 69,244 hectares. Altoro signed an agreement in 1999, which was modified in 2000 and 2003, with Eldorado Gold Corporation ("Eldorado") whereby we could have earned a 70% interest in concessions covering approximately 10,000 hectares, by spending $2,000,000 on exploration by August 2003. However, we elected not to complete the earn-in requirement and the Eldorado lease expired without Solitario earning any interest in the leased concessions. We reacquired concessions within the previously leased Eldorado area in October 2003. Eldorado is entitled to a 2% NSR royalty on these reacquired concessions. In February 2000, Altoro signed a letter of intent, which was subsequently assigned to Rockwell Ventures, Inc., of Vancouver Canada ("Rockwell"), granting Rockwell an option to earn a 60% interest in Altoro's share of the Pedra Branca Project. Under the terms of the agreement, Rockwell was required to spend $7,000,000 on exploration within four years from July 2000, with a minimum expenditure of $1,000,000 during the first year. In addition, Rockwell issued to us a total of 125,433 shares and $50,000 in cash in May 2000 upon regulatory approval of the agreement. In June of 2001, Rockwell terminated its option under the agreement. At December 31, 2003, we own 100% of the Pedra Branca project, subject to the Anglo Platinum agreement discussed below.

          On January 28, 2003 we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month expenditure in July 2003 and is now in the process of deciding whether or not to fund the second six-month $500,000 work commitment.

          In July 2002, we signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek can earn 51% interest in the La Pampa property by expending $4.5 million on exploration of La Pampa over a five-year period. As part of the agreement, Bear Creek will pay all costs to maintain the concessions. As part of the agreement Bear Creek must complete a minimum of 1,000 meters of drilling on the property. Bear Creek may earn an additional 14% interest (for a total of 65%) by completing a bankable feasibility study on the property within two years of earning its 51% interest. In February 2004, Bear Creek notified us that it intends to terminate its interest in the La Pampa project. We will evaluate the results of Bear Creek's technical data to determine our future course of action. Solitario has no capitalized mineral interest relating to La Pampa at December 31, 2003.

          In August 2003, we signed an Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. The first payment of $10,000 has been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year $2.3 million work commitment.

          In December 1996, we signed an agreement regarding the Bongará project with a subsidiary of Cominco Ltd. ("Cominco") of Vancouver, British Columbia. Cominco had the right to earn a 65% interest in the Bongará project by (among other things) spending a minimum of $17,000,000 over a five-year period from January 2000 forward. Cominco paid us $118,000, including value added taxes of 18% in January 2000 and 1999. In February 2001, Cominco terminated their option to acquire an interest in the Bongará project. We currently hold a 100% interest in the project covering approximately 6,000 hectares and may seek a new joint venture partner to explore and develop this property.

          Our exploration activities, funding opportunities and joint ventures may be materially affected by commodity prices and fluctuations. Commodity market prices are determined in world markets and are affected by numerous factors beyond our control.

Exploration Activities

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required.

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our final 2003 mineral property rental and option payments were approximately $77,000. We were reimbursed approximately $25,000 of this amount from our joint venture partners. In 2004 we estimate mineral property rental and option payments to be approximately $229,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2004, we would be reimbursed approximately $79,000 of those costs.

          We recorded exploration expense $418,000, $957,000 and $1,477,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 is related specifically to the reimbursement of costs by Anglo Platinum at our Pedra Branca project during 2003, see results of operations above. Exploration expense was $1,477,000 in 2001 compared to $957,000 in 2002 primarily as a result of 2001 drilling programs at Pedra Branca in Brazil and Rincon del Tigre in Bolivia, as well as exploration work on Tocantinzinho in Brazil in 2001. None of these activities were carried out in 2002.

Critical Accounting Policies

Mineral interests

          Solitario classifies its mineral interests as intangible assets. Solitario's mineral interests represent mineral use rights for parcels of land not owned by Solitario. Solitario's mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. Solitario amortizes the excess cost of its mineral interests over their estimated residual value over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario is amortizing its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. Solitario has estimated the residual values for its mineral interests to be zero at December 31, 2003 and 2002. If the expected residual values were to change, there could be a material impact to our future amortization. We reevaluate the life and residual values of our mineral interests annually.

Impairment

          Solitario regularly performs evaluations of its investment in mineral interests to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded no impairments of mineral interests in 2003. However, we may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Derivative instruments

          Solitario's Crown warrants, which entitle Solitario the right to purchase Crown common stock, have a net settlement feature and accordingly Solitario classifies the Crown warrants as derivative instruments. Solitario has recorded its investment in these warrants at their estimated fair value. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the statement of operations.

Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Currently we believe our deferred tax assets, exclusive of our Yanacocha royalty asset, are recoverable. Recovery of these assets is dependent upon our expected gains on the Crown securities we own. If these values are not realized, we may record additional valuation allowances in the future.

Recent Accounting Pronouncements

          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 has been adopted by Solitario and will be applied prospectively for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material effect on Solitario's consolidated financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which clarifies the classification as liabilities for certain financial instruments including equity shares that are mandatorily redeemable, or a financial instrument other than equity shares that has an obligation to repurchase the instrument with equity shares, including a conditional obligation to settle the financial instrument with equity shares. SFAS No. 150 has been adopted by Solitario and is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material effect on Solitario's consolidated financial position or results of operations.

          On January 1, 2002, Solitario adopted SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets," which among other things required the reclassification of Solitario's Mineral Properties as Mineral Interest (intangible assets) and the amortization of those assets over their expected useful lives. The excess of the cost of each mineral interest over its estimated residual value is amortized over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario is amortizing its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. Solitario has estimated the residual values for its mineral interests to be zero at December 31, 2003 and 2002. Beginning January 1, 2002, Solitario reclassified its mineral properties to intangible assets, mineral interests, and began amortizing the excess cost over residual value, which resulted in $466,000 and $464,000 of amortization on mineral interests for the years ended December 31, 2003 and 2002, respectively. We did not amortize any mineral interest costs in 2001.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates inconsistencies between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications. This statement requires that gains and losses from debt extinguishment should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. This Statement also amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their meanings under changed conditions. We adopted SFAS No. 145 as of January 1, 2003. The adoption of this Statement has not had any effect on our financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with these activities and generally requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS No. 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. SFAS No. 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement has not had any effect on our financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We have adopted SFAS No. 143 as of January 1, 2003. The adoption of this statement has not had any effect on our financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the disclosure required by guarantors of (a) the nature of any guarantee, (b) maximum potential amount of future payments associated therewith, (c) carrying amounts of liabilities, if any, related to the guarantor's obligations under the guarantee and (d) the nature and extent of any recourse or collateral for recovery of any amounts paid under the guarantee. FIN 45 also clarifies the requirement to recognize at the inception of a guarantee a liability for the fair value of obligations undertaken in issuing the guarantee, including the obligation to stand ready to perform over the term of guarantee. We have applied the provisions of FIN 45 for interim and annual periods ending after December 15, 2002 and the effect of adopting this interpretation was not material.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R is not expected to have a material effect on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

  of Solitario Resources Corporation

Wheat Ridge, Colorado

We have audited the consolidated balance sheets of Solitario Resources Corporation and subsidiaries (Solitario) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Solitario's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solitario as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet at December 31, 2003 includes net mineral interests costs of $2,760,000. Note 1 to the consolidated financial statements emphasizes that the recovery of these costs is ultimately dependent upon either the sale of these mineral interests or the development of economically recoverable ore reserves, the ability of Solitario to obtain the necessary permits and financing to successfully place the projects into production, and upon future profitable operations.

Deloitte & Touche LLP

Denver, Colorado

March 10, 2004

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,273	$1,405
Note receivable	112	111
Investments in marketable equity securities, at fair value	2,576	409
Prepaid expenses and other	32	27
Total current assets	3,993	1,952

Mineral interests, net	2,760	3,216
Note receivable from Crown Resources Corporation, net of Discount	937	915
Investment in Crown Resources Corporation warrant, at fair value	5,591	153
Other assets	7	140
Total assets	$13,288	$6,376

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 53	$ 26
Due to Crown Resources Corporation	25	73
Deferred income taxes	685	-
Total current liabilities	763	99

Deferred income taxes	591	-

Commitments and contingencies (Notes 2, 3, and 6)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2003 and 2002)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (24,923,134 and 24,407,134 shares issued and outstanding at December 31, 2003 and 2002, respectively)	249	234
Additional paid-in capital	22,498	21,189
Accumulated deficit	(11,968)	(15,322)
Accumulated other comprehensive income	1,155	176
Total stockholders' equity	11,934	6,277
Total liabilities and stockholders' equity	$ 13,288	$ 6,376

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)	For the year ended December 31,
	2003	2002	2001

Costs, expenses and other:
Exploration expense	$ 418	$ 957	$ 1,477
Depreciation and amortization	488	504	49
General and administrative	404	372	511
Management fees	351	449	590
Unrealized (gain) loss on derivative Instruments	(5,438)	(105)	63
Asset write-downs	26	-	1,274
Loss on sale of assets	-	39	-
Interest and other (net)	(272)	(137)	(231)
Income (loss) before income taxes	4,023	(2,079)	(3,733)
Income tax expense	669	-	-
Net income (loss)	$3,354	$(2,079)	$(3,733)

Earnings (loss) per common share: Basic Diluted	$ 0.14 $ 0.14	$(0.09) $(0.09)	$(0.16) $(0.16)
Weighted average shares outstanding: Basic Diluted	23,638 23,638	23,407 23,407	23,387 23,387

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands, except					Accumulated
share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at December 31, 2000	23,344,647	$234	$21,147	$(9,510)	$(62)	$11,809
Shares issued:
For mineral interests	62,487	-	42	-	-	42
Comprehensive loss:
Net loss	-	-	-	(3,733)	-	(3,733)
Net unrealized loss on marketable equity securities	-	-	-	-	(134)	(134)
Comprehensive loss	-	-	-	-	-	(3,867)

Balance at December 31, 2001	23,407,134	234	21,189	(13,243)	(196)	7,984
Comprehensive loss:
Net loss	-	-	-	(2,079)	-	(2,079)
Net unrealized gain on marketable equity securities	-	-	-	-	372	372
Comprehensive loss	-	-	-	-	-	(1,707)

Balance at December 31, 2002	23,407,134	234	21,189	(15,322)	176	6,277
Shares issued:
Option exercise	16,000	-	14	-	-	14
Private placement, net	1,500,000	15	1,295	-	-	1,310
Comprehensive income:
Net income	-	-	-	3,354	-	3,354
Net unrealized gain on marketable equity securities (net of tax of $607)	-	-	-	-	979	979
Comprehensive income	-	-	-	-	-	4,333

Balance at December 31, 2003	24,923,134	$249	$22,498	$(11,968)	$ 1,155	$11,934

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the year ended December 31,
	2003	2002	2001
Operating activities:

Net income (loss)	$3,354	$(2,079)	$(3,733)
Adjustments:
Unrealized loss (gain) on derivative instruments	(5,438)	(105)	63
Depreciation and amortization	488	504	49
Asset write-downs	-	-	1,274
Loss on asset sales	-	39	-
Interest income received in stock	(207)	(74)	-
Interest income from amortization of note discount	(22)	(22)	(4)
Deferred income taxes	669	-	-
Other	26	-	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6)	40	(34)
Accounts payable	27	(18)	(26)
Due to Crown Resources Corporation	(48)	11	(19)
Net cash used in operating activities	(1,157)	(1,704)	(2,428)

Investing activities:
Investment in Crown Resources Corporation promissory notes and warrants	(400)	-	(1,000)
Additions to mineral interests and other	(10)	-	(39)
Proceeds from asset sales	-	26	-
Proceeds from sale of marketable equity securities	-	381	13
Collection on note receivable	111	109	106
Purchase of marketable equity securities	-	(130)	(200)
Other assets	-	-	(63)
Net cash provided by (used in) investing activities	(299)	386	(1,183)

Financing activities:
Issuance of common stock	1,324	-	-
Net cash provided by financing activities	1,324	-	-

Net decrease in cash and cash equivalents	(132)	(1,318)	(3,611)
Cash and cash equivalents, beginning of year	1,405	2,723	6,334
Cash and cash equivalents, end of year	$ 1,273	$ 1,405	$2,723

Supplemental disclosure of cash flow information:
Issuance of common stock for mineral properties	-	-	42
Conversion of Crown notes receivable to shares of Crown common stock	400	-	-

See Notes to Consolidated Financial Statements.

1. Business and Summary of Significant Accounting Policies:

    Business and company formation

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral interests. At December 31, 2003, Solitario's mineral interests are located in Brazil, Bolivia and Peru. In February 2004, Solitario acquired the CC project in the state of Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"). CRCC is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As a result of the issuance of shares subsequent to 1984, CRCC's ownership of Solitario's shares was reduced to 38.7% as of December 31, 2003; see Note 8.

          On November 8, 2003 Crown announced that it would be distributing to its shareholders (through CRCC) its holdings of 9,633,585 shares of Solitario's common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, Solitario's disinterested shareholders (which excluded Solitario's officers, directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004.

    Financial reporting

          The consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), and are expressed in US dollars.

          In performing its activities, Solitario has incurred certain costs for land and leasehold interests. The recovery of these costs is ultimately dependent upon either the sale of mineral interests or the development of economically recoverable ore reserves, the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

    Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to the valuation of mineral interests, mineral interest lives and residual values of mineral interests.

   Cash equivalents

          Cash equivalents include investments in highly-liquid debt securities with original maturities of three months or less when purchased.

    Note receivable

          Note receivable at December 31, 2003 and 2002 consists of $100,000 and $200,000, respectively, plus interest, issued by Newmont Mining Company and due Solitario in April 2004, pending the release of certain contingent liabilities.

Mineral interests

          On January 1, 2002, Solitario adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of Solitario's mineral properties as mineral interests (intangible assets) and the amortization of those assets over their expected useful lives. Solitario's mineral interests represent mineral use rights for parcels of land not owned by Solitario. Solitario's mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. At January 1, 2002, Solitario reclassified $3,680,000 from mineral properties to mineral interests.

          The excess of the cost of each mineral interest over its estimated residual value is amortized over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario is amortizing its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. Solitario has estimated the residual values for its mineral interests to be zero at December 31, 2003 and 2002. Solitario recorded $466,000 and $464,000 of amortization of its mineral interests for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 Solitario estimates its amortization of intangible assets relating to mineral interests will approximate the following for the next five years:

Estimated Amortization Expense
2004	$466,000
2005	466,000
2006	466,000
2007	455,000
2008	453,000

          Solitario expenses all exploration costs incurred on its mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves. Solitario regularly performs evaluations of its investment in mineral interests to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. There were no mineral interest impairments in 2003, 2002 or 2001.

          Solitario's net capitalized mineral interests of $2,760,000 and $3,216,000 at December 31, 2003 and 2002, respectively, related to gross land, leasehold and acquisition costs of $3,690,000 and $3,680,000, at December 31, 2003 and 2002, respectively, less accumulated amortization of $930,000 and $464,000 at December 31, 2003 and 2002, respectively. Solitario has not yet identified any proven and probable reserves related to its mineral interests. The recoverability of these costs is dependent on, among other things, the successful identification of proven and probable reserves, as well as the potential to develop, sell or joint venture its interests in the properties.

   Derivative instruments

          Solitario's Crown warrants, which entitle Solitario the right to purchase Crown common stock, have a net settlement feature and accordingly Solitario classifies the Crown warrants as derivative instruments. Solitario has recorded its investment in these warrants at their estimated fair value, based upon quoted prices of $5,591,000 and $153,000 at December 31, 2003 and 2002. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the statement of operations. Solitario recorded an increase in the fair value of the warrants of $5,438,000 and $106,000 for the years ended December 31, 2003 and 2002, respectively, compared to a decrease of $63,000 for the year ended December 31, 2001.

    Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. The fair value of Solitario's 965,491 shares of Crown common stock was $2,433,000 at December 31, 2003. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the statement of operations. At December 31, 2003, there are no unrealized holding losses in Solitario's marketable equity securities.

          The following table represents changes in marketable equity securities.

Sales of marketable equity securities
	2003	2002	2001
Gross proceeds	$ -	$381,000	$ 13,000
Cost	-	433,000	18,000

Gross gain on sale included in earnings during the period	-	54,000	-
Gross loss on sale included in earnings during the period	-	(106,000)	(5,000)
Write down of marketable equity securities	(26,000)	-	-
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax	953,000	320,000	(139,000)
Reclassification adjustment for losses included in earnings during the period, net of tax	$ 26,000	$ 52,000	$ 5,000

    Foreign exchange

          The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's exploration activities have been conducted primarily in Brazil, Bolivia and Peru, payments under substantially all of the land, leasehold, and exploration agreements of Solitario are denominated in United States dollars. Solitario expects that a significant portion of its required and discretionary expenditures in the foreseeable future will also be denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

    Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided, if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Earnings per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2003, 2002 and 2001. During the year ended December 31, 2003, 2002 and 2001, 3,488,000, 3,372,000 and 2,282,000 potentially dilutive common shares related to outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

    Employee stock compensation plans

          Solitario follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock based employee compensation plans. Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date. As a result of repricing of its options in 1999, Solitario accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the quoted market price of Solitario's stock as required by APB Opinion No. 25.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 3.31%, 4.34% and 4.74%; dividend yield of 0 percent; volatility factor of the expected market price of Solitario's common stock of 65%, 60% and 65%; and a weighted average expected life of the options of 3.9, 4.3 years and 4.4. The weighted average fair value of the options granted is estimated at $0.28, $0.25 and $0.34 per share in 2003, 2002 and 2001, respectively.

          Had Solitario accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:
(in thousands, except per share amounts)	2003	2002	2001
Net income (loss), as reported	$3,354	$(2,079)	$(3,733)
Deduct total stock-based compensation expense determined under fair value based method for all rewards, net of related tax effects	54	232	325
Pro forma net income (loss)	$3,300	$(2,311)	$(4,058)
Earnings (loss) per share:
Basic and diluted as reported	$ 0.14	$ (0.09)	$ (0.16)
Basic and diluted pro forma	$ 0.14	$ (0.10)	$ (0.17)

    Segment reporting

          Solitario operates in one segment, minerals exploration. At December 31, 2003, all of Solitario's operations are located in South America as further described in Note 2 to these financial statements.

          Included in the consolidated balance sheet at December 31, 2003 are total assets of $2,797,000 related to Solitario's foreign operations. Assets totaling $2,789,000 are located in South America in Brazil and Peru. Assets totaling $8,000 are located in Canada.

    Recent accounting pronouncements

          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No.149 has been adopted by Solitario and will be applied prospectively for contracts entered into or modified after June 30, 2003. The adoption of this statement has not had a material effect on Solitario's consolidated financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which clarifies the classification as liabilities for certain financial instruments including equity shares that are mandatorily redeemable, or a financial instrument other than equity shares that has an obligation to repurchase the instrument with equity shares, including a conditional obligation to settle the financial instrument with equity shares. SFAS No. 150 has been adopted by Solitario and is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material effect on Solitario's consolidated financial position or results of operations.

          On January 1, 2002, Solitario adopted SFAS No. 141 and SFAS No. 142, which among other things required the reclassification of Solitario's Mineral Properties as Mineral Interest (intangible assets) and the amortization of those assets over their expected useful lives. The excess of the cost of each mineral interest over its estimated residual value is amortized over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario is amortizing its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. Solitario has estimated the residual values for its mineral interests to be zero at December 31, 2003 and 2002. Beginning January 1, 2002, Solitario reclassified its mineral properties to intangible assets, mineral interests, and began amortizing the excess cost over residual value, which resulted in $466,000 and $464,000 of amortization on mineral interests for the years ended December 31, 2003 and 2002, respectively. Solitario did not amortize any mineral interest costs in 2001.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates inconsistencies between the accounting for sale-leaseback transactions and the required accounting for certain lease modifications. This statement requires that gains and losses from debt extinguishment should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. This Statement also amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their meanings under changed conditions. Solitario adopted SFAS No. 145 as of January 1, 2003. The adoption of this Statement has not had any effect on Solitario's financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with these activities and generally requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS No 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143. The adoption of this Statement has not had any effect on Solitario's financial position or results of operations. The adoption of this statement has not had any effect on Solitario's financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 is recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We have adopted SFAS No. 143 as of January 1, 2003. The adoption of this statement has not had any effect on Solitario's financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the disclosure required by guarantors of (a) the nature of any guarantee, (b) maximum potential amount of future payments associated therewith, (c) carrying amounts of liabilities, if any, related to the guarantor's obligations under the guarantee and (d) the nature and extent of any recourse or collateral for recovery of any amounts paid under the guarantee. FIN 45 also clarifies the requirement to recognize at the inception of a guarantee a liability for the fair value of obligations undertaken in issuing the guarantee, including the obligation to stand ready to perform over the term of guarantee. Solitario has applied the provisions of FIN 45 for interim and annual periods ending after December 15, 2002 and the effect of adopting this interpretation was not material.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN46 or FIN46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R is not expected to have a material effect on Solitario's financial position or results of operations.

2. Mineral interests:

          Solitario classifies as intangible assets mineral interests related to mineral use rights for parcels of land not owned by Solitario. Solitario's mineral use rights relate to exploration stage properties, and the value of such intangible assets is primarily driven by the nature and amount of mineral interests believed to be contained, or potentially contained, in such properties. The amounts capitalized as mineral interests include concession and lease or option acquisition costs. Capitalized costs related to a mineral interest represent its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. Solitario has no production (operating) or development stage mineral interests in properties that contain proven or probable reserves. Solitario's exploration stage mineral interests represent interests in properties that Solitario believes to potentially contain greenfields exploration potential that is not associated with any other production or development stage property. Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.

          The following represents Solitario's investment in mineral interests:
(in thousands)	December 31,
	2003	2002
Mineral interests	$3,690	$3,680
Accumulated amortization	(930)	(464)
Net mineral interests	$2,760	$3,216

          As discussed in Note 1, the amortization of mineral interests commenced January 1, 2002, upon the adoption of SFAS No. 142.

    Peru

          Solitario holds exploration concessions or has filed applications for concessions covering approximately 23,200 hectares in Peru. These applications are subject to normal administrative approvals and the mineral interests are subject to an annual rental of $3.00 per hectare (approximately 2.477 acres per hectare) in June of each year.

    Bongará

          Solitario acquired the initial Bongará exploration concessions in 1993. The current holdings consist of concessions covering approximately 6,500 hectares in northern Peru (the "Bongará project").

          In December 1996, Solitario signed an agreement regarding the Bongará project with a subsidiary of Cominco Ltd. ("Cominco") of Vancouver, B.C., Canada. After a modification signed in 1999, Cominco had the right to earn a 65% interest in the Bongará project by spending a minimum of $17,000,000 over a five-year period. In February 2001 Cominco terminated its option to acquire an interest in the Bongará project. Solitario currently holds a 100% interest in the project and may seek a new joint venture partner to explore and develop the project.

    Yanacocha

          On April 26, 2000 Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha project for $6 million and a sliding scale net smelter return royalty ("NSR") that varies with the price of gold. Newmont retained $400,000 of the $6 million purchase price to be paid in four annual installments plus interest pending release of certain contingent liabilities. Solitario received the first three payments of $111,000, $109,000 and $106,000 (including interest) in April 2003, 2002 and 2001, respectively. Solitario recorded a gain on the sale of the Yanacocha project of $5.8 million during the second quarter of 2000. The NSR royalty applies to exploration concessions covering approximately 60,000 hectares.

    La Pampa

          Solitario holds concessions comprising approximately 3,400 hectares on the La Pampa exploration project. In July 2002, Solitario signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek was entitled to earn a 51% interest in the La Pampa project by expending $4.5 million on exploration of La Pampa over a five-year period. As part of the agreement, Bear Creek was required to pay all costs to maintain the concessions and complete a minimum of 1,000 meters of drilling on the property and could earn an additional 14% interest (for a total of 65%) by completing a bankable feasibility study on the property within two years of earning its 51% interest. In February 2004, Bear Creek notified us that it intends to terminate its option to earn an interest in the La Pampa project. Solitario will review Bear Creek's technical data to determine its future course of action. Solitario has no capitalized costs related to La Pampa as of December 31, 2003.

Other Peruvian properties

          Solitario holds concessions comprising approximately 1,800 hectares on the Sapalache exploration project. Solitario intends to conduct limited exploration activities while it seeks a joint venture partner to explore and develop this project.

    Brazil

    Pedra Branca

          Solitario acquired the Pedra Branca platinum-palladium (PGM) Project located in Ceará State, Brazil, as part of its acquisition of Altoro Gold Corp, ("Altoro") in October 2000. Altoro signed an agreement in May of 1999 with Eldorado Gold Corporation ("Eldorado") whereby Solitario could have earned a 70% interest in concessions covering approximately 10,000 hectares, by spending $2 million on exploration over three years. With Eldorado's consent, Solitario elected to allow the concession to expire in October 2003. Solitario reacquired the concessions in November 2003 and assigned a 2% net smelter return royalty on the reacquired concessions. Additionally, Solitario controls concessions in its own name covering approximately 59,244 hectares for a total of 69,244 hectares at the Pedra Branca Project.

          In February 2000, Altoro signed a letter of intent, which was subsequently assigned to Rockwell Ventures, Inc., of Vancouver, Canada ("Rockwell"), granting Rockwell an option to earn a 60% interest in Altoro's share of the Pedra Branca Project. Under the terms of the agreement, Rockwell was required to spend $7 million on exploration within four years from July 2000, with a minimum expenditure of $1 million during the first year. In addition, Rockwell issued to Solitario a total of 125,433 of its common shares and $50,000 in cash in May 2000 upon regulatory approval of the agreement. In June 2001, Rockwell terminated its option under the agreement. At December 31, 2002, Solitario owned 100% of the Pedra Branca project subject to the Eldorado Lease discussed above.

          On January 28, 2003, Solitario entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production.

          In October 2000, Solitario recorded $3,627,000 in mineral interest additions for the Pedra Branca project in connection with the acquisition of Altoro.

    Tocantinzinho

          In November 1998 Altoro entered into an option agreement (subsequently modified) to acquire a 100% interest in the Tocantinzinho gold project in Brazil. The agreement covered concessions for approximately 10,000 acres located in the Para State in Brazil. Solitario terminated the agreement in December of 2001 and recorded a mineral interest write-down of $639,000.

    Bolivia

    Rincon del Tigre

          Since April 1999 Altoro entered into a series of agreements that allow Solitario to earn a 100% interest in concessions covering 51,000 hectares at the Rincon del Tigre PGM project located in Santa Cruz State, Bolivia. In December 2001, Solitario terminated these agreements, made a cash payment to the owner of the Rincon del Tigre concessions of $35,000 and recorded a mineral interest write-down of $636,000.

    Exploration costs

          The following items comprised exploration expense:

(in thousands)	2003	2002	2001
Geologic, drilling and assay	$488	$335	$707
Field expenses	237	214	243
Administrative	150	408	514
Joint venture reimbursement	(457)	-	-
Total exploration costs	$418	$957	$1,464

3. Related party transactions:

          At December 31, 2003, Crown, through its wholly owned subsidiary, CRCC, owns 38.7% of Solitario common stock. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario reimburses Crown for direct out-of-pocket expenses; payment of 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses; payment of 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses; and payment of 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees billed monthly are due on receipt and are generally paid within thirty days.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Senior Notes issued by Crown. The payment of the first Senior Note (the "Solitario Note"), of $350,000 was made to Crown. The Solitario Note is convertible into shares of Crown common stock at $0.2916 per share. The funds for payment of the second Senior Note, of $650,000 were placed in escrow pending the outcome of the Crown's voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). The $650,000 Senior Note is convertible into shares of Crown common stock at $0.35 per share. In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. Crown's plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the effective date of the Bankruptcy, June 11, 2002. The independent board members of both Crown and Solitario approved the transaction. The terms of the transaction on the escrowed Senior Notes were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. Under the terms of the notes, interest at a 10% rate is payable quarterly in cash or Crown common stock at the election of Crown. During 2003 and 2002, Solitario was paid 249,718 and 182,440 Crown shares, respectively, as interest under the Senior and Subordinated B Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 shares of Crown common stock for $0.75 per share through October 2006. The second warrant gives Solitario the right to purchase 1,200,000 shares of Crown common stock at $0.60 per share through October 2006. The fair value of the warrants at the time of issuance, based upon a Black-Scholes valuation model of $110,000, was recorded as a discount to the Senior Notes. This discount is being amortized over the life of the Senior Notes as additional interest income. Solitario recorded additional interest from the amortization of the discount of $22,000 for each of the years ended December 31, 2003 and 2002 compared to $4,000 for the year ended December 31, 2001. The fair value of the warrants, based upon a quoted bid prices, was $5,591,000 and $153,000 at December 31, 2003 and 2002, respectively. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the statement of operations. Solitario recorded an increase in the fair value of the warrants of $5,438,000 and $106,000 for the years ended December 31, 2003 and 2002, respectively, compared to a decrease of $63,000 for the year ended December 31, 2001.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Pursuant to the Voting Agreement, Solitario and Zoloto (the "Signing Shareholders"), who are both stockholders of Crown, agreed that they will each vote their owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of December 31, 2003, the Signing Shareholders collectively held 1,733,866 shares or approximately 10.1% of the outstanding shares of Crown. As of December 31, 2003, Solitario owns 965,491 shares of Crown common stock, received as interest on its Senior Notes and the Subordinated B Notes, has warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of its Senior Notes.

          On June 26, 2001, Solitario agreed to acquire 200,000 shares of Canyon Resources Corporation common stock from Crown at its fair market value of $200,000 at that date. Solitario sold the shares for $245,000 in February 2002, the fair market value at that date.

          On February 21, 2003, Solitario invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (The "Subordinated B Notes"). The Subordinated B Notes are convertible into common stock of Crown at $0.75 per share. The Subordinated B Notes pay interest at 10% in stock or cash at Crown's option, and mature on October 19, 2006, the same date as Crown's Senior Notes. On November 5, 2003 Solitario's Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock. The conversion was in accordance with the terms of the Subordinated B note, which allowed for an automatic conversion if Crown's common stock traded above $1.75 per share for twenty consecutive trading days.

4. Income Taxes:

          Solitario's income tax expense (benefit) consists of the following as allocated between foreign and United States components:
(in thousands)	2003	2002	2001
Deferred
US	$ 2,207	$286	$(359)
Foreign	(164)	159	(312)
Operating loss and credit carryovers:
US	(1,538)	(286)	359
Foreign	164	(159)	312
Income tax expense	$ 669	$ -	$ -

          Consolidated income (loss) before income taxes includes losses from foreign operations of $1,092,000, $1,622,000 and $3,071,000 in 2003, 2002 and 2001, respectively.

          The net deferred tax assets/liabilities in the December 31, 2003 and 2002 balance sheets include the following components:
(in thousands)	2003	2002
Deferred tax assets:
Net operating loss (NOL) carryovers	$ 4,252	$3,870
Capital loss carryovers	21	622
Royalty	1,560	1,560
Valuation allowance	(3,332)	(4,862)
Total deferred tax assets	2,501	1,190
Deferred tax liabilities:
Unrealized gain on derivative securities	2,823	17
Exploration costs	921	1,085
Other	33	88
Total deferred tax liabilities	3,777	1,190
Net deferred tax liabilities	$ 1,276	$ -

          A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the expense (benefit) for income taxes is as follows:
(in thousands)	2003	2002	2001
Expected income tax expense (benefit)	$ 1,368	$ (707)	$ (1,269)
Non-deductible foreign expenses	(60)	495	93
Foreign tax rate differences	1	(19)	(8)
State income tax	338	17	(79)
Expiration of loss carryovers	542	-	-
Change in valuation allowance	(1,530)	212	1,251
Other	10	2	12
Income tax expense	$ 669	$ -	$ -

          During 2003, Solitario recognized other comprehensive income related to unrealized gains of $1,544,000 on marketable equity securities that has been reduced by $607,000 for the income tax associated with those gains.

          During 2003, the valuation allowance was reduced by $1,530,000 to reflect the projected utilization of net operating loss carryforwards for which no income tax benefit was previously provided. During 2002 and 2001 the valuation allowance was increased primarily as a result of increases in net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized.

          At December 31, 2003, Solitario has unused US Net Operating Loss ("NOL") and capital loss carryovers of $3,998,000 and $53,000, respectively, which begin to expire commencing 2008 and 2004, respectively. Solitario also has foreign NOL carryovers at December 31, 2003 of $7,860,000 that begin to expire four years after the first year in which taxable income arises. In connection with the Bankruptcy of Crown and Solitario's acquisition of Altoro Gold Corp., Solitario had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Solitario's carryovers is limited to approximately $614,000 per year.

5. Fair Value of Financial Instruments:

          For certain of Solitario's financial instruments, including cash and cash equivalents, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities are carried at their estimated fair value based on quoted market prices.

          The fair value of the Senior Notes is estimated to be $7,729,000 and $1,250,000 at December 31, 2003 and 2002, respectively. The fair value of the Crown warrants was $5,591,000 and $153,000 at December 31, 2003 and 2002, respectively. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the statement of operations. Solitario recorded an increase in the fair value of the warrants of $5,438,000 and $106,000 for the years ended December 31, 2003 and 2002, respectively, compared to a decrease of $63,000 for the year ended December 31, 2001.

          The recorded value of cash and notes receivable approximate their fair value at December 31, 2003 and 2002.

6. Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which generally may be canceled at its option. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2. Solitario estimates its 2004 mineral property rental and option payments to be approximately $137,000. If Solitario's current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2004, Solitario would be reimbursed for approximately $79,000 of those costs.

7. Stock Option Plan:

          On March 4, 1994, Solitario's Board of Directors (the "Board") adopted the 1994 Stock Option Plan (the "Plan"). Up to 1,100,000 shares of Solitario's common stock were authorized for issuance under the Plan. The Board voted for, and shareholders approved, amendments that have increased the authorized shares under the Plan to 3,736,000 as of June 2002.

          All options have been granted at exercise prices that are equal to the quoted market price of the stock on the grant date. The options expire five years from the date of grant, and are subject to certain vesting provisions, as determined by the Board.

          The activity in the Plan for the three years ended December 31, 2003 is as follows:
	2003		2002		2001
	Options	Weighted Average Exercise Price (Cdn$)[1]	Options	Weighted Average Exercise Price (Cdn$)[1]	Options	Weighted Average Exercise Price (Cdn$)[1]

Outstanding, beginning of year	3,372,000	0.96	2,282,000	1.08	1,724,750	1.22
Granted	192,500	0.77	1,140,000	0.73	980,000	0.94
Exercised	(16,000)	1.16	-	-	-	-
Expired	(60,000)	1.16	(50,000)	1.16	(422,750)	1.31
Outstanding, end of year	3,488,500	0.95	3,372,000	0.96	2,282,000	1.08
Exercisable, end of year	3,019,125	0.97	2,742,000	1.00	1,812,500	1.10

          (1) In March 1999, the shareholders of Solitario approved a repricing of existing options for current employees, officers and directors to Cdn$1.16 per share, which was the market price of Solitario's stock.

          The options outstanding at December 31, 2003 have a range of exercise prices of between Cdn$1.30 and Cdn$0.65 and a weighted average remaining contractual life of 2.03 years.

          As a result of the repricing of existing options in 1999, Solitario began to account for the awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)." Accordingly, an increase in the current market price of Solitario common stock above the higher of the option strike price and the market price of Solitario's common stock as of July 1, 2000, multiplied by options outstanding will be recorded as compensation expense over the vesting term of the options. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. There was no compensation expense recorded during 2003, 2002 or 2001 as a result of variable accounting for the repriced options. As of December 31, 2003 all repriced options have expired.

          The following table summarizes Solitario's stock options as of December 31, 2003:

Options Outstanding				Options Exercisable
Exercise price Cdn$	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Cdn$	Number Exercisable	Weighted Average Exercise Price Cdn$
$0.65	50,000	4.1	$0.65	12,500	$0.65
$0.73	1,140,000	2.2	$0.73	875,000	$0.73
$0.81	142,500	4.7	$0.81	80,625	$0.81
$0.94	980,000	1.2	$0.94	882,500	$0.94
$1.16	671,000	0.3	$1.16	671,000	$1.16
$1.19 to $1.22	395,000	0.4	$1.22	395,000	$1.22
$1.30	110,000	0.8	$1.30	102,500	$1.30
Total	3,488,500			3,019,125

8. Stockholders' Equity:

          On November 4, 2003, Solitario completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 of Solitario common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000, or approximately $1,310,000, net of offering costs. The additional shares reduced Crown's interest in Solitario from 41.2% at December 31, 2002 to 38.7% as of December 31, 2003.

9. Selected Quarterly Financial Data (Unaudited):

(in thousands)	2003				2002
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,

Net loss	$ 370	$ 488	$ 603	$ 1,893	$(609)	$(481)	$(558)	$(431)
Earnings (loss) per share: Basic Diluted	$0.02 $0.02	$0.02 $0.02	$0.03 $0.03	$0.08 $0.07	$(0.03) $(0.03)	$(0.02) $(0.02)	$(0.02) $(0.02)	$(0.02) $(0.02)
Weighted shares outstanding: Basic Diluted	23,407 23,407	23,407 23,407	23,407 23,407	24,322 25,572	23,407 23,407	23,407 23,407	23,407 23,407	23,407 23,407

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Item 9A. Controls and Procedures.

          Solitario carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report (December 31, 2003), in ensuring that material information relating to Solitario, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal control over financial reporting (as required by the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Solitario's internal controls over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section captioned "Election of Directors" in our definitive proxy statement in connection with the annual meeting of shareholders (the "2004 Proxy") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2003 pursuant to Section 14(a) of the Securities Exchange Act of 1934.

          (b) Executive Officers.

          The information with respect to executive officers is included by reference to the section entitled "Management of Solitario Resources Corporation" under Item 4 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the 2004 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required under Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the 2004 Proxy.

Item 13. Certain Relationships and Related Transactions

          The information required under Item 13 is incorporated herein by reference to the section entitled "Management and Executive Compensation" in the 2004 Proxy.

Item 14. Principal Accountant Fees and Services

          The information required under Item 14 is incorporated herein by reference to the section titled "Principal Accountant Fees and Services" in the 2004 Proxy.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Financial Statements
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2003, and December 31, 2002
Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002, and December 31, 2001
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, December 31, 2002, and December 31, 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

      Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.

3.     Exhibits

      The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      The Company furnished no Report on Form 8-K to the Securities and Exchange Commission during the last fiscal quarter of the period covered by this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	March 30, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Christopher E. Herald		Principal Executive Officer and Director	March 30, 2004
Christopher E. Herald Chief Executive Officer

/s/ James R. Maronick		Principal Financial and Accounting Officer	March 30, 2004
James R. Maronick Chief Financial Officer
	| | | | | | | | | | | |	A majority of the Board of Directors
/s/ Mark E. Jones, III
Mark E. Jones, III

/s/ Daniel E. Leonard			March 30, 2004
Daniel E. Leonard

/s/ Leonard Harris
Leonard Harris

/s/ John Hainey
John Hainey

By: /s/ James R. Maronick
James R. Maronick, Attorney-in-fact

INDEX TO EXHIBITS
Description	Page
3.1	Amended and Restated Certificate of Incorporation of Solitario Resources Corporation

3.2	Amended and Restated By-laws of Solitario Resources Corporation

4.1	Form of Common Stock Certificate of Solitario Resources Corporation

10.1	Voting Agreement dated April 15, 2002 between Solitario Resources Corporation, Zoloto Investors, LP and Crown Resources Corporation

10.2	Solitario Resources Corporation 1994 Stock Option Plan

10.3	Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated January1, 1994

10.4	First Amendment to the Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated March 25, 1999

10.5	Second Amendment to the Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated November 16, 2000

10.6	Third Amendment to the Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated July 1, 2002

10.7	First Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 15, 1995 increasing the number of shares available for grant under the plan from 1,100,000 to 1,170,000

10.8	Second Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 11, 1996 increasing the number of shares available for grant under the plan from 1,170,000 to 1,386,000.

10.9	Third Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated April 16, 1997 increasing the number of shares available for grant under the plan from 1,386,000 to 1,536,000

10.10	Fourth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 4, 1999 increasing the number of shares available for grant under the plan from 1,536,000 to 1,936,000

10.11	Fifth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 1,936,000 to 2,336,000

10.12	Sixth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 2,336,000 to 3,136,000

10.13	Seventh Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 26, 2002 increasing the number of shares available for grant under the plan from 3,136,000 to 3,736,000

10.14

Termination and Royalty Agreement between Altoro Mineracao, Ltd,, Brazil, a wholly-owned subsidiary of ours, and Unamgem mineracao E Metalurgia S.A., a Brazilian subsidiary of Eldorado Gold Corporation dated September 30, 2003, with respect to certain concessions to our Pedra Branca Project in Ceara State, Brazil Complete Portuguese text of the agreement with an English translation summary

10.15

Letter Agreement between Bear Creek Mining Company of Tucson, AZ and Minera Solitario Peru S.A.C. ,a wholly-owned subsidiary of ours dated July 31, 2003, with respect to our La Pampa Gold Project in Peru

10.16	Letter Agreement between Anglo American Platinum Corporation and us dated January 28, 2003, with respect to our Pedra Branca Project in Ceara State, Brazil

10.17

Option to Purchase Mineral Concessions between Compania Minera Andes Sur, a wholly-owned subsidiary of ours and certain land owners dated July 31, 2003, with respect to the Triunfo poly-metalic Project in Bolivia. English translation summary of the original Spanish language Option Agreement

10.18

Option agreement dated February 17, 2004, between Compania Minera Andes Sur, a wholly-owned subsidiary of ours and Silvestre Mamani Fenandez and Benita Zaida Cuiza Barrera, who are certain land owners of the San Pablo project in Bolivia. English translation summary of the original Spanish language Option Agreement

10.19	Letter agreement dated February 18, 2004 between us and CES Exploration Services, LLC the owner of certain claims located in Churchill County, Nevada with respect to the CC Project.

21.1	Subsidiaries of Solitario Resources Corporation

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.1

SOLITARIO RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2003

Solitario Resources Corporation [Colorado]

Subsidiaries-[jurisdiction] - percentage owned

- Altoro Gold Corp. [British Columbia, Canada] - 100%

      - Altoro Gold (BVI) Corp. [British Virgin Islands] - 100%

            - Minera Altoro (BVI) Ltd. [British Virgin Islands]- 100%

            - Minera Andes (BVI) Corp. [British Virgin Islands] -100%

                  - Compania Minera Andes del Sur S.A. [Bolivia] - 100%

            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands] - 100%

                  - Altoro Mineracao, Ltda. [Brazil] - 100%

- Minera Solitario Peru, S.A. [Peru] - 100%

- Minera Bongará, S.A. [Peru] - 100%

- Minera Soloco, S.A. [Peru] - 100%

Exhibit 24.1

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, of Solitario Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Mark E. Jones, III	March 24, 2004
Mark E. Jones, III

/s/ Daniel E. Leonard	March 24, 2004
Daniel E. Leonard

/s/ Christopher E. Herald	March 24, 2004
Christopher E. Herald

/s/ Leonard Harris	March 24, 2004
Leonard Harris

/s/ John Hainey	March 24, 2004
John Hainey