Form 10-K/A
period 2003-12-31
SOLITARIO RESOURCES CORP
filed 2004-04-22
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

          On November 8, 2003 Crown announced that it would be distributing (through CRCC) its holdings of 9,633,585 shares of our common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, our disinterested shareholders (which excluded holders who are our officers or directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown (through CRCC) to distribute all of the 9,633,585 shares of our common stock other than shares not distributed as fractional shares and therefore retained by Crown, which is estimated to be less than 1,000 shares. Crown will not be giving its shareholders any consideration for fractional shares.

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

(Map of Sapalache Property) /P>

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

          We adopted the Solitario Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer (the "Code of Ethics") on March 17, 2004. A copy of which may be found on our website at www.solitarioresources.com. Any person who wishes to receive a copy of the Code of Ethics may do so at no charge by written request to Investor Relations, Solitario Resources, 4251 Kipling St, Suite 390, Wheat Ridge, CO 80033,

Recent Sales of Unregistered Securities

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

STATEMENT OF OPERATIONS DATA:
(in thousands except per share amounts)	2003	2002 (1)	2001 (1)	2000	1999
Revenues and property sales:
Mineral property option proceeds	$ -	$ -	$ -	$ 100	$ 100
Gain on sale of property	-	-	-	5,811	19
	-	-	-	5,911	119

Costs, expenses and other:
Exploration expense	418	957	1,477	1,182	666
Depreciation and amortization	488	504	49	18	35
General and administrative	404	372	511	372	75
Management fees	351	449	590	414	333
Unrealized loss (gain) on derivative securities	(5,438)	(105)	63	-	-
Asset write-downs	26	-	1,274	-	63
Loss on sale of assets	-	39	-	-	-
Interests and other (net)	(272)	(137)	(231)	(360)	(144)
	(4,023)	2,079	3,733	1,626	1,028

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,023	(2,079)	(3,733)	4,285	(909)
Income tax expense	669	-	-	-	-
Income (loss) before cumulative effect of change in accounting principle	3,354	(2,079)	(3,733)	4,285	(909)
Cumulative effect of change in accounting principle (2)	-	-	-	-	(5,094)
Net income (loss)	$ 3,354	$ (2,079)	$ (3,733)	$ 4,285	$(6,003)

Earnings (loss) per common share:
Basic before cumulative effect of change in accounting principle	$ 0.14	$ (0.09)	$ (0.16)	$ 0.24	$ (0.05)
Change in accounting principle	-	-	-	-	(0.31)
Basic earnings (loss) per share	$ 0.14	$ (0.09)	$ (0.16)	$ 0.24	$ (0.36)
Diluted before cumulative effect of change in accounting principle	$ 0.14	$ (0.09)	$ (0.16)	$ 0.23	$ (0.05)
Change in accounting principle	-	-	-	-	(0.31)
Diluted earnings (loss) per share	$ 0.14	$ (0.09)	$ (0.16)	$ 0.23	$ (0.36)

Basic	23,638	23,407	23,387	18,163	16,855
Diluted	23,638	23,407	23,387	18,350	16,855

BALANCE SHEET DATA:	December 31,
(in thousands)	2003	2002(1)	2001(1)	2000	1999

Assets
Current assets:
Cash and cash equivalents	$ 1,273	$ 1,405	$ 2,723	$ 6,334	$ 2,386
Restricted cash	-	-	-	116	-
Note receivable	112	111	108	-	-
Investments in marketable equity securities, at fair value	2,576	409	268	220	103
Prepaid expenses and other	32	27	69	40	43
Total current assets	3,993	1,952	3,168	6,710	2,532

Mineral properties	-	-	3,680	4,873	53
Mineral interests, net	2,760	3,216	-	-	-
Assets held for sale	-	-	-	-	178
Note receivable from Crown, net of discount	937	915	893	-	-
Crown warrants, at fair value	5,591	153	47	-	-
Other assets	7	140	302	377	33
	$13,288	$ 6,376	$ 8,090	$11,960	$ 2,796
Current liabilities:
Accounts payable	$ 53	$ 26	$ 44	$ 70	$ 7
Due to Crown	25	73	62	81	39
Total current liabilities	78	99	106	151	46
Deferred income taxes	1,276	-	-	-	-
Stockholders' equity:
Preferred stock	-	-	-	-	-
Common stock	249	234	234	234	169
Additional paid-in capital	22,498	21,189	21,189	21,147	16,507
Accumulated deficit	(11,968)	(15,322)	(13,243)	(9,510)	(13,795)
Accumulated other comprehensive income (loss) net of taxes	1,155	176	(196)	(62)	(131)
	11,934	6,277	7,984	11,809	2,750
Total liabilities and stockholders' equity	$13,288	$ 6,376	$ 8,090	$11,960	$ 2,796

SELECTED QUARTERLY FINANCIAL INFORMATION:
(in thousands)	For the three months ended
Statement of operations:	March 31, 2003(4)	June 30, 2003(4)	Sept. 30, 2003(4)	Dec. 31, 2003
Net income	$ 370	$ 488	$ 603	$ 1,893
Earnings per share: Basic Diluted	$0.02 $0.02	$0.02 $0.02	$0.03 $0.03	$0.08 $0.07
Balance sheet
Total assets	$6,727	$7,190	$7,966	$13,288

Working capital (3)	$1,224	$1,228	$1,295	$ 3,915
Long-term liabilities	$ -	$ -	$ -	$ -
Stockholders' equity	$6,616	$7,083	$7,917	$11,934

(1) As discussed in Note 10 to the consolidated financial statements, the statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2002 have been restated to reflect mineral interests as intangible assets, to provide for amortization of those interests, to recognize gain and loss on derivative instruments and to record exploration expense for certain previously capitalized annual concession costs.

(2) During 1999, we changed our method of accounting for exploration costs on properties without proven and probable reserves from capitalizing all expenditures to expensing all costs, other than acquisition costs, prior to the establishment of proven and probable reserves. This brought the Company's accounting method in accordance with the predominant practice in the US mining industry. The $5,094,000 cumulative effect of the change on prior years is included in the loss for 1999. The effect of the change on 1999 was to increase the loss before cumulative effect of change in accounting principle by $69,000 or $0.00 per share.

(3) Working capital consists of current assets less current liabilities.

(4) The financial statements as of and for the quarters ended September 30, June 30 and March 31, 2003 have been restated to reflect mineral interests as intangible assets, to provide for amortization of those interests, to recognize gain and loss on derivative instruments and to record exploration expense for certain previously capitalized annual concession costs. See Note 10 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          As discussed in Note 10 to the consolidated financial statements, the financial statements as of and for the years ended December 31, 2002 and 2001 have been restated to reflect mineral interests as intangible assets, to provide for amortization of those interests, to recognize gains and losses on derivative instruments and to record exploration expense for certain previously capitalized annual concession costs. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement.

          The following discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included elsewhere in this information statement. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral interests in Peru, Bolivia and Brazil and, since February 2004, the state of Nevada in the United States. At December 31, 2003, Crown Resources Corporation ("Crown") owns 38.7% of our common stock. We own Crown common stock, Crown convertible debt and Crown warrants, as described in more detail below.

          Our principal expertise is in identifying mineral interests and mineral properties with promising mineral potential, acquiring these mineral interests and mineral properties and exploring them to an advanced stage. Currently we have no mineral interest or mineral properties in development. We currently own eight mineral interest projects under exploration and we own the Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral interests and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral interests or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a project-by-project basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the project. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of our gold-bearing mineral interests increases and it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral interests or mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development of our mineral interests or properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through issuance of common stock. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future depending on what happens with our investment in Crown.

          We have a significant investment in Crown, which includes 965,491 shares of Crown common stock, $1,000,000 of Crown convertible debt, which is convertible into 3,057,143 shares of Crown common stock and two Crown warrants, the first which gives us the right to acquire 1,857,143 shares of Crown common stock at an exercise price of $0.75 per share, and the second, which gives us the right to acquire 1,200,000 shares of Crown common stock at an exercise price of $0.60 per share. If all securities are converted and exercised, this would give us 7,079,777 shares of Crown common stock. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross Gold Corporation of Toronto, Ontario, Canada ("Kinross"), will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated our holdings of Crown securities (if all warrants are converted on a cashless basis using Crown's market price of $2.15 on March 19, 2004) would convert into approximately 1,774,852 shares of Kinross common shares with a value of approximately $12.1 million as of March 19, 2004.

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

          On November 4, 2003, we completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000 or approximately $1,310,000 (net of offering costs). The additional shares significantly contributed to a reduction in Crown's interest in us from 41.2% at September 30, 2003 to 38.7% at December 31, 2003.

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

          On November 8, 2003 Crown announced that it would be distributing (through CRCC) its holdings of 9,633,585 shares of our common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, our disinterested shareholders (which excluded holders who are our officers or directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown (through CRCC) to distribute all of the 9,633,585 shares of our common stock other than shares not distributed as fractional shares and therefore retained by Crown, which are estimated to be less than 1,000 shares in total. Crown will not be giving its shareholders any consideration for fractional shares.

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

          Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated our Crown common stock would convert into approximately 1,774,852 shares of Kinross. These Kinross shares would be valued at approximately $12.1 million, assuming the March 19, 2004 market price of $6.82 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the US Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2005.

          On November 4, 2003, we completed a private placement to certain Canadian based funds managed by Sprott Asset Management of Toronto, Ontario of 1,500,000 common shares at a price of Cdn$1.20 per share for total proceeds of Cdn$1,800,000, or approximately $1,310,000 (net of offering costs). The additional shares significantly contributed to the reduction in Crown's interest in us from 41.2% at September 30, 2003 to 38.7% at December 31, 2003. The funds will be used primarily to fund current exploration programs in Peru, Bolivia and Brazil, for the costs of the registration under the Securities and Exchange Act of 1934, as amended (the "Securities and Exchange Act" or the "1934 Act"), and for general corporate purposes.

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

          We have been a reporting issuer in Canada and recently became a reporting issuer in the US. As a reporting issuer in the US, we are required to comply with a variety of new rules and regulations specific to the US. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time-consuming and/or costly.

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

          Effective with the completion of the spin-off and assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with our management and directly pay all administrative expenses. If the spin off is completed and we terminate the Management Agreement, we estimate our annual general and administrative costs would be approximately $400,000 to $500,000 higher after the spin-off as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

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

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002 Solitario adopted Statement of Financial Accounting Standards No. 142.

As discussed in Note 10, the accompanying 2002 and 2001 consolidated financial statements have been restated.

Deloitte & Touche LLP

Denver, Colorado

March 10, 2004

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)	December 31,	December 31,
	2003	2002
Assets		(as restated, see Note 10)
Current assets:
Cash and cash equivalents	$1,273	$1,405
Note receivable	112	111
Investments in marketable equity securities, at fair value	2,576	409
Prepaid expenses and other	32	27
Total current assets	3,993	1,952

Mineral interests, net	2,760	3,216
Note receivable from Crown Resources Corporation, net of Discount	937	915
Investment in Crown Resources Corporation warrant, at fair value	5,591	153
Other assets	7	140
Total assets	$13,288	$6,376

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 53	$ 26
Due to Crown Resources Corporation	25	73
Deferred income taxes	685	-
Total current liabilities	763	99

Deferred income taxes	591	-

Commitments and contingencies (Notes 2, 3, and 6)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2003 and 2002)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (24,923,134 and 24,407,134 shares issued and outstanding at December 31, 2003 and 2002, respectively)	249	234
Additional paid-in capital	22,498	21,189
Accumulated deficit	(11,968)	(15,322)
Accumulated other comprehensive income	1,155	176
Total stockholders' equity	11,934	6,277
Total liabilities and stockholders' equity	$ 13,288	$ 6,376

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)	For the year ended December 31,
	2003	2002	2001
		(as restated, see Note 10)	(as restated, see Note 10)
Costs, expenses and other:
Exploration expense	$ 418	$ 957	$ 1,477
Depreciation and amortization	488	504	49
General and administrative	404	372	511
Management fees	351	449	590
Unrealized (gain) loss on derivative Instruments	(5,438)	(105)	63
Asset write-downs	26	-	1,274
Loss on sale of assets	-	39	-
Interest and other (net)	(272)	(137)	(231)
Income (loss) before income taxes	4,023	(2,079)	(3,733)
Income tax expense	669	-	-
Net income (loss)	$3,354	$(2,079)	$(3,733)

Earnings (loss) per common share: Basic Diluted	$ 0.14 $ 0.14	$(0.09) $(0.09)	$(0.16) $(0.16)
Weighted average shares outstanding: Basic Diluted	23,638 23,638	23,407 23,407	23,387 23,387

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands, except					Accumulated
share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at December 31, 2000	23,344,647	$234	$21,147	$(9,510)	$(62)	$11,809
Shares issued:
For mineral interests	62,487	-	42	-	-	42
Comprehensive loss:
Net loss (as restated, see Note 10)	-	-	-	(3,733)	-	(3,733)
Net unrealized loss on marketable equity securities (as restated, see Note 10)	-	-	-	-	(134)	(134)
Comprehensive loss (as restated, see Note 10)	-	-	-	-	-	(3,867)

Balance at December 31, 2001 (as restated, see Note 10)	23,407,134	234	21,189	(13,243)	(196)	7,984
Comprehensive loss:
Net loss (as restated, see Note 10)	-	-	-	(2,079)	-	(2,079)
Net unrealized gain on marketable equity securities (as restated, see Note 10)	-	-	-	-	372	372
Comprehensive loss (as restated, see Note 10)	-	-	-	-	-	(1,707)

Balance at December 31, 2002 (as restated, see Note 10)	23,407,134	234	21,189	(15,322)	176	6,277
Shares issued:
Option exercise	16,000	-	14	-	-	14
Private placement, net	1,500,000	15	1,295	-	-	1,310
Comprehensive income:
Net income	-	-	-	3,354	-	3,354
Net unrealized gain on marketable equity securities (net of tax of $607)	-	-	-	-	979	979
Comprehensive income	-	-	-	-	-	4,333

Balance at December 31, 2003	24,923,134	$249	$22,498	$(11,968)	$ 1,155	$11,934

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the year ended December 31,
	2003	2002	2001
Operating activities:		(as restated, see Note 10)	(as restated, see Note 10)

Net income (loss)	$3,354	$(2,079)	$(3,733)
Adjustments:
Unrealized loss (gain) on derivative instruments	(5,438)	(105)	63
Depreciation and amortization	488	504	49
Asset write-downs	-	-	1,274
Loss on asset sales	-	39	-
Interest income received in stock	(207)	(74)	-
Interest income from amortization of note discount	(22)	(22)	(4)
Deferred income taxes	669	-	-
Other	26	-	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6)	40	(34)
Accounts payable	27	(18)	(26)
Due to Crown Resources Corporation	(48)	11	(19)
Net cash used in operating activities	(1,157)	(1,704)	(2,428)

Investing activities:
Investment in Crown Resources Corporation promissory notes and warrants	(400)	-	(1,000)
Additions to mineral interests and other	(10)	-	(39)
Proceeds from asset sales	-	26	-
Proceeds from sale of marketable equity securities	-	381	13
Collection on note receivable	111	109	106
Purchase of marketable equity securities	-	(130)	(200)
Other assets	-	-	(63)
Net cash provided by (used in) investing activities	(299)	386	(1,183)

Financing activities:
Issuance of common stock	1,324	-	-
Net cash provided by financing activities	1,324	-	-

Net decrease in cash and cash equivalents	(132)	(1,318)	(3,611)
Cash and cash equivalents, beginning of year	1,405	2,723	6,334
Cash and cash equivalents, end of year	$ 1,273	$ 1,405	$2,723

Supplemental disclosure of cash flow information:
Issuance of common stock for mineral properties	-	-	42
Conversion of Crown notes receivable to shares of Crown common stock	400	-	-

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

9. Selected Quarterly Financial Data (Unaudited):

(in thousands)	2003 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net income (loss)	$(126)	$ 370	$(121)	$ 488	$(222)	$ 603	$ 1,893
Earnings (loss) per share: Basic Diluted	$(0.01) $(0.01)	$0.02 $0.02	$(0.02) $(0.02)	$0.02 $0.02	$(0.01) $(0.01)	$0.03 $0.03	$0.08 $0.07
Weighted shares outstanding: Basic Diluted	23,407 23,407	23,407 23,407	23,407 23,407	23,407 23,407	23,407 23,407	23,407 23,407	24,322 25,572

(in thousands)	2002 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As Previously reported	As restated	As Previously reported	As restated	As Previously reported	As restated	As Previously reported	As restated
Net loss	$(483)	$(609)	$(430)	$(481)	$(442)	$(558)	$(315)	$(431)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.01)	$(0.02)
Basic and diluted weighted shares outstanding	23,407	23,407	23,407	23,407	23,407	23,407	23,407	23,407

(1) The operating results for each of the four quarters in the year ended December 31, 2002 and each of the three quarters during the nine months ended September 30, 2003 have been restated as discussed in Note 10.

10.  Restatement

          Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, Solitario determined that it had not properly adopted the provisions of SFAS No. 142, that it had capitalized certain costs that should have been expensed as incurred and that Solitario's warrants to acquire Crown common stock should have been accounted for as derivative financial instruments.

          Effective January 1, 2002, SFAS No. 142 requires mineral interests in the form of exploration concessions to be classified as intangible assets and amortized over their expected useful lives. In its previously issued 2002 financial statements Solitario had classified its mineral interests as mineral properties and had not recognized amortization on these interests.

          In addition, Solitario had previously capitalized certain annual concession fees, taxes and other costs during 2001 and 2002 which should have been charged as exploration expense as incurred.

          Solitario also did not previously record its investment in Crown warrants as derivative financial instruments during 2002 and 2001, and include changes in the fair value in income. In its previously issued 2002 and 2001 financial statements Solitario had accounted for the warrants as available for sale securities and the gains and losses were included in other comprehensive income.

          Additionally, Solitario has reclassified its statement of operations to move non-operating gains and income out of revenue. Those amounts are now classified among costs, expenses and other.

          As a result, the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
(in thousands except per share amounts)	Year ended December 31, 2002		Year ended December 31, 2001
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
Exploration expense	907	957	1,464	1,477
Depreciation and amortization	40	504	49	49
Unrealized (gain) loss on derivative Instruments	-	(105)	-	63
Net loss	(1,670)	(2,079)	(3,657)	(3,733)
Loss per common share: Basic and diluted	$(0.07)	$(0.09)	$(0.16)	$(0.16)

BALANCE SHEET INFORMATION
	As of December 31, 2002
(in thousands)	As previously reported	As restated
Assets
Mineral property, net	$ 3,743	$ -
Mineral interests, net	-	3,216
Total Assets	6,903	6,376
Liabilities and Stockholders' Equity
Stockholders' equity:
Accumulated deficit	(14,837)	(15,322)
Accumulated other comprehensive income	218	176
Total stockholder's equity	$ 6,804	$ 6,277

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Item 9A. Controls and Procedures.

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of December 31, 2003.

Disclosure controls and procedures

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weakness in our disclosure controls and procedures as discussed below. Within the quarter ended December 31, 2003, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures. However, subsequent to December 31, 2003 we made changes to our disclosure controls and procedures as discussed below.

Internal control over financial reporting

          Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect the our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were certain weaknesses in our internal control over financial reporting as discussed below. Within the quarter ended December 31, 2003, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting. However, subsequent to December 31, 2003 we made changes to our internal control over financial reporting as discussed below.

          The events cited in this report that are the subject of the restatement were the results of material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. The most significant of these relate to reclassification of mineral properties as mineral interests and related amortization as well as accounting for our investment in Crown warrants as derivative instruments. We have taken, and intend to continue to take, measures to cure these weaknesses, which include additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee, outside counsel and our independent auditors. We believe we have addressed our disclosure controls and procedures deficiencies and our internal control over financial reporting deficiencies through the above corrective actions and believe the remedial action taken has mitigated the noted disclosure controls and procedures deficiencies and internal control over financial reporting deficiencies.

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

SOLITARIO RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	April 22, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Christopher E. Herald		Principal Executive Officer and Director	April 22, 2004
Christopher E. Herald Chief Executive Officer

/s/ James R. Maronick		Principal Financial and Accounting Officer	April 22, 2004
James R. Maronick Chief Financial Officer
| | | | | | | | | | | |
/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Daniel E. Leonard		the Board of	April 22, 2004
Daniel E. Leonard		Directors

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

                  - Compania Minera Andes del Sur S.A. [Bolivia] - 100%

            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands] - 100%

                  - Altoro Mineracao, Ltda. [Brazil] - 100%

- Minera Solitario Peru, S.A. [Peru] - 100%

- Minera Bongará, S.A. [Peru] - 100%

- Minera Soloco, S.A. [Peru] - 100%

Exhibit 24.1

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, of Solitario Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Mark E. Jones, III	April 22, 2004
Mark E. Jones, III

/s/ Daniel E. Leonard	April 22, 2004
Daniel E. Leonard

/s/ Christopher E. Herald	April 22, 2004
Christopher E. Herald

/s/ Leonard Harris	April 22, 2004
Leonard Harris

/s/ John Hainey	April 22, 2004
John Hainey