Form 10-Q
period 2004-03-31
SOLITARIO RESOURCES CORP
filed 2004-05-17
CIK 917225

3: SOLITARIO RESOURCES CORPORATION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number   0-50602

SOLITARIO RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of
incorporation or organization)
4251 Kipling St. Suite 390, Wheat Ridge, CO
(Address of principal executive offices)
(303) 534-1030
Registrant's telephone number, including area code

84-1285791 (I.R.S. Employer Identification No. 80033 (Zip Code)

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	[X]	NO	[ ]

Indicated by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

YES	[ ]	NO	[X]

          There were 25,632,134 shares of $0.01 par value common stock outstanding as of April 29, 2004.

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1    Unaudited Condensed Consolidated Financial Statements

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 3    Controls and Procedures

PART II - OTHER INFORMATION

Item 1    Legal Proceedings

Item 2    Changes in Securities

Item 3    Defaults Upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

Page 3 11 21 23 23 23 23 23 23 24

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	March 31, 2004	December 31, 2003
Assets

Current assets:
  Cash and cash equivalents
  Note receivable
  Investments in marketable equity securities, at fair value
  Prepaid expenses and other
    Total current assets

Mineral interests, net
Note receivable from Crown Resources Corporation,
  net of discount
Investment in Crown Resources Corporation
  warrant, at fair value
Other assets
       Total assets

	$1,440 112 2,272 55 3,879 2,707 943 4,796 6 $12,331	$ 1,273 112 2,576 32 3,993 2,760 937 5,591 7 $13,288

Liabilities and Stockholders' Equity
Current liabilities: Accounts payable Due to Crown Resources Corporation Deferred income taxes Total current liabilities	$ 76 53 491 620	$ 53 25 685 763
Deferred income taxes	163	591
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, authorized 10,000,000
   shares (none issued and outstanding March 31, 2004 and    December 31, 2003)
  Common stock, $0.01 par value , authorized 50,000,000
    shares (25,632,134 and 24,923,134 shares issued and
    outstanding at March 31, 2004 and December 31, 2003)
  Additional paid-in capital
  Accumulated deficit
  Accumulated other comprehensive income
   Total stockholders' equity
      Total liabilities and stockholders' equity

	- 256 23,238 (12,914) 968 11,548 $12,331	- 249 22,498 (11,968) 1,155 11,934 $13,288

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. Dollars except per share amounts)	Three months ended March 31, 2004 2003

Costs, expenses and other:
  Exploration expense
  Depreciation and amortization
  General and administrative
  Management fees
  Unrealized loss (gain) on derivative instruments
  Gain on sale of equity securities
  Interest income
(Loss) income before income taxes
Income tax benefit
Net (loss) income

	$ 193 118 176 89 795 (14) (33) (1,324) 378 $ (946)	$ 9 122 73 97 (612) - (59) 370 - $ 370
Basic and diluted (loss) income per common share: Basic and diluted weighted average shares outstanding:	$ (0.04) 25,133	$ 0.02 23,407

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31, 2004 2003

Operating activities:
 Net (loss) income
 Adjustments to reconcile net (loss) to net cash used in
     operating activities:
  Unrealized loss (gain) on derivative instruments
  Depreciation and amortization
  Gain on sales of equity securities
  Interest income received in stock
  Deferred income taxes
  Interest income from amortization of note discount
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets
    Accounts payable
    Due to Crown Resources Corporation
     Net cash used in operating activities

	$ (946) 795 118 (14) - (378) (6) (6) 23 28 (386)	$ 370 (612) 122 - (42) - (6) (160) 8 4 (316)
Investing activities: Investment in Crown Resources Corporation promissory notes and warrants Additions to mineral interests and other Net cash used in investing activities	- (65) (65)	(400) - (400)
Financing activities: Issuance of common stock Net cash provided by financing activities	618 618	- -
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	167 1,273 $1,440	(716) 1,405 $ 689

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral interests. At December 31, 2003, Solitario's mineral interests are located in Brazil, Bolivia and Peru. In February 2004, Solitario acquired the CC project in the state of Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"). CRCC is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As a result of the issuance of shares subsequent to 1984, CRCC's ownership of Solitario's shares was reduced to 37.67% as of March 31, 2004.

           The accompanying interim condensed consolidated financial statements of Solitario Resources Corporation ("Solitario") for the three months ended March 31, 2004 and 2003 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2004.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2003. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation. The unaudited financial statements include amounts that have been reclassified to conform to current presentation.

Recent developments

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, Solitario retains a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property.

          In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement calls for Solitario to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 has been made. After spending $15,000 during the first six-month period, we can terminate the San Pablo Agreement at any time with no further obligations. The project is considered an early-stage exploration project. To date, we have performed only a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization. Solitario has applied for an additional 6,100 hectares of mineral rights (not subject to the San Pablo Agreement) from the Bolivian government. We plan to conduct an extensive rock-sampling program over the next six months to determine the extent of gold mineralization. Pending the results of this program, Solitario will decide whether to seek a joint venture partner or independently fund further exploration.

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project (formerly called the "CC gold project") in west-central Nevada (U.S.). The CC Agreement calls for Solitario to make escalating payments to the underlying private owner of the project totaling $2.0 million over a five-year period and spend $900,000 over the first four years. The first year's payment of $25,000 has been made. We are committed to spend at least $150,000 on exploration during the first year. The underlying owner is entitled to retain up to a 3% net smelter return royalty on the project. We may reduce the underlying owner's royalty to 1% by paying $2.0 million to the owner at any time during the first eight years of the CC Agreement. After spending $150,000 during the first six-month period, we can terminate the CC Agreement at any time with no further obligations. The project is considered an early-stage exploration project, although 13 drill holes were completed on the project two years ago. We plan to drill approximately 15 drill holes during 2004. To date, we have performed a limited review of the data and an on-site review of the surface geology.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intends to terminate its joint venture interest in the La Pampa project. We will evaluate the results of Bear Creek's technical data to determine our future course of action. Solitario has no capitalized mineral interest relating to La Pampa at March 31, 2004.

Employee stock compensation plans

          Solitario accounts for certain awards under its 1994 Stock Option Plan (the "Plan") in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date. As a result of repricing of its options in 1999, Solitario accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the quoted market price of Solitario's stock in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25)." There was no compensation expense recorded in the three months ended March 31, 2004 and 2003 as a result of variable plan accounting. As of March 31, 2004, there were no remaining options that are subject to variable plan accounting.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No.s 148 and 123. There were no option awards granted or modified during the first quarter of 2004. During the first quarter of 2003, 50,000 options were granted. During the first quarter of 2004, 709,000 options were exercised. There were no options exercised during the first quarter of 2003. The fair values of options granted for pro forma disclosure were estimated at the date of grant using a Black-Scholes option pricing model and such fair value is being amortized over the vesting period of the option as stock-based compensation. The following pro forma information is provided for the fair value of options outstanding during the first three months of 2004 and 2003.

(in thousands, except per share amounts)	Three months ended March 31, 2004 2003

Net (loss) income as reported
  Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects
  Pro forma net (loss) income
Basic and diluted net (loss) income per share
  As reported
  Pro forma

	$(946) (5) $ (951) $(0.04) $(0.04)	$ 370 (17) $353 $0.02 $0.02

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Solitario will reclassify all of its mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in its balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production when it adopts this EITF.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on Solitario's financial position or results of operations.

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3)"which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset should be impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. Solitario does not expect that the adoption of EITF No. 04-3 will have a material impact on its financial position, results of operations, or cash flows.

2.       Comprehensive (loss) income

          The following represents comprehensive (loss) income and its components:

(in thousands)	Three months ended March 31, 2004 2003
Net (loss) income Unrealized (loss) on marketable equity securities, net of related tax effects Reclassification adjustment for gains arising during the period Comprehensive (loss) income	$ (946) (181) (6) $(1,133)	$370 (31) - $339

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31, 2004 2003
Geologic, drilling and assay Field expenses Administrative Reimbursement from Anglo Platinum (see below) Total exploration costs	$ 77 68 48 - $193	$ 163 40 50 (244) $ 9

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. No significant work was conducted during the first quarter of 2004 at Pedra Branca as Anglo is currently evaluating the project to determine if it will continue to fund exploration at the project.

4.       Income Taxes

          Solitario accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of Solitario's acquisition of Altoro Gold Corporation in 2000 and in connection with Crown's corporate reorganization during 2002, an ownership change for Solitario occurred within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability for Solitario to use its existing net operating losses and credits as of the date of Crown's reorganization is subject to an annual limitation based on the product of the market value of Solitario immediately before such date multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Solitario has estimated that utilization of those net operating losses will be limited to approximately $614,000 per year for approximately five years. As a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimates that its deferred tax liabilities exceed its realizable deferred tax assets by $654,000 and $1,276,000 at March 31, 2004 and December 31, 2003, respectively. During the first quarter of 2004, Solitario recorded $378,000 as a deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $115,000 to other comprehensive income related to unrealized losses of $296,000 on marketable equity securities. Solitario also recorded a reduction in its deferred tax liability of $129,000, which was charged to additional paid-in capital for the tax effects of stock options that were exercised during the first quarter of 2004.

5.       Related Party Transactions

          At March 31, 2004, Crown owned 37.6% of Solitario. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $89,000 and $97,000 for the three months ended March 31, 2004 and 2003, respectively.

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Secured Notes issued by Crown. The proceeds from the first Senior Note (the "Solitario Note") of $350,000, which has a conversion price of $0.2916 per share, were delivered to Crown. The proceeds from the second Senior Note of $650,000, which has a conversion price of $0.35 per share, were placed in escrow pending the outcome of Crown's voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to Crown out of escrow of which Solitario's share of the advance was $56,000. Crown's plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the second Senior Note were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. During the first quarter of 2004, Solitario was paid $25,000 in cash as interest income under the Senior Notes and during the first quarter of 2003 Solitario was paid 77,063 Crown shares as interest income under the Senior Notes.

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gives us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006. The second warrant gives us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount is being amortized over the life of the Senior Notes as additional interest income. The fair value of the warrants, based upon a quoted bid price, was $4,796,000 and $5,591,000 at March 31, 2004 and December 31, 2003, respectively. We recognize any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. Solitario recorded a loss on derivative instruments related to a decrease in the value of the warrants of $795,000 during the first quarter of 2004 and a gain on derivative instruments related to an increase in the value of the warrants of $612,000 during the first quarter of 2003.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of March 31, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. As of March 31, 2004, we owned 965,491 shares of Crown common stock, from automatic conversion of our Subordinated B Notes and received as interest on our Senior and Subordinated B Notes, we have warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of the Senior Notes.

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

          As of March 31, 2004 Solitario owns 965,491 shares of Crown common stock. The directors and executive officers of Crown and their affiliates, including Solitario, owned 2,012,458 shares of Crown common stock, which represents approximately 9% of the outstanding shares of Crown common stock at March 31, 2004. Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, the Signatories agreed to convert $3,000,000 of Senior Notes into 8,771,429 shares and hold options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2003, 2002 and 2001, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10K/A for the year ended December 31, 2003. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral interests in Peru, Bolivia and Brazil and, since February 2004, the state of Nevada in the United States. At March 31, 2004, Crown Resources Corporation ("Crown") owns 37.6% of our common stock. We own Crown common stock, Crown convertible debt and Crown warrants, as described in more detail below.

          Our principal expertise is in identifying mineral interests and mineral properties with promising mineral potential, acquiring these mineral interests and mineral properties and exploring them to an advanced stage. Currently we have no mineral interest or mineral properties in development. We currently own eight mineral interest projects under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral interests and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral interests or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

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

          We have a significant investment in Crown at March 31, 2004, which includes 965,491 shares of Crown common stock, $1,000,000 of Crown convertible debt, which is convertible into 3,057,143 shares of Crown common stock and two Crown warrants, the first which gives us the right to acquire 1,857,143 shares of Crown common stock at an exercise price of $0.75 per share, and the second, which gives us the right to acquire 1,200,000 shares of Crown common stock at an exercise price of $0.60 per share. If all securities are converted and exercised, this would give us 7,079,777 shares of Crown common stock. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross Gold Corporation of Toronto, Ontario, Canada ("Kinross"), will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of May 5, 2004 our holdings of Crown securities, if all warrants are converted on a cashless basis using Crown's market price of $1.75, would convert into approximately 1,709,464 shares of Kinross common shares with a value of approximately $9.6 million based upon Kinross market price of $6.63 per share.

Recent Developments

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, Solitario retains a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property.

          In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement calls for Solitario to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 has been made. After spending $15,000 during the first six-month period, we can terminate the San Pablo Agreement at any time with no further obligations. The project is considered an early-stage exploration project. To date, we have performed only a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization. Solitario has applied for an additional 6,100 hectares of mineral rights (not subject to the San Pablo Agreement) from the Bolivian government. We plan to conduct an extensive rock-sampling program over the next six months to determine the extent of gold mineralization. Pending the results of this program, Solitario will decide whether to seek a joint venture partner or independently fund further exploration.

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project (formerly called the "CC gold project") in west-central Nevada (U.S.). The CC Agreement calls for Solitario to make escalating payments to the underlying private owner of the project totaling $2.0 million over a five-year period and spend $900,000 over the first four years. The first year's payment of $25,000 has been made. We are committed to spend at least $150,000 on exploration during the first year. The underlying owner is entitled to retain up to a 3% net smelter return royalty on the project. We may reduce the underlying owner's royalty to 1% by paying $2.0 million to the owner at any time during the first eight years of the CC Agreement. After spending $150,000 during the first six-month period, we can terminate the CC Agreement at any time with no further obligations. The project is considered an early-stage exploration project, although 13 drill holes were completed on the project two years ago. We plan to drill approximately 15 drill holes during 2004. To date, we have performed a limited review of the data and an on-site review of the surface geology.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intends to terminate its joint venture interest in the La Pampa project. We will evaluate the results of Bear Creek's technical data to determine our future course of action. Solitario has no capitalized mineral interest relating to La Pampa at March 31, 2004.

Results of Operations

Comparison of the quarter ended March 31, 2004 to the quarter ended March 31, 2003

          We had loss of $946,000 or $0.04 per share for the three months ended March 31, 2004 compared to net income $370,000 or $0.02 per share for the first quarter of 2003. As explained in more detail below, the primary reason for the decrease from income in the first three months of 2003 to a loss in the first three months of 2004 was the recognition of a $795,000 unrealized loss on derivative instruments during the first quarter of 2004, compared to a gain of $612,000 in 2003 related to our holding of Crown warrants. Additionally, exploration expense increased to $193,000 during the first quarter of 2004 compared to $9,000 during the first quarter of 2003 and general and administrative costs increased to $176,000 during the first quarter of 2004 compared to $73,000 during the first quarter of 2003, primarily as a result of legal and accounting costs associated with filing our Form 10 registration statement with the U.S. Securities and Exchange Commission (the "SEC"). As a result of our pre-tax loss , we recorded income tax benefit of $378,000 during the quarter ended 2004. The utilization of net operating loss carryforwards entirely offset our tax provision during the first quarter of 2003.

          During the first quarter of 2004 we recorded a loss on derivative instruments of $795,000 related to our holdings of Crown warrants compared to a gain of $612,000 in the first quarter of 2003. Our Crown warrants are exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants may be net settled and are classified as derivative instruments at March 31, 2004 and December 31, 2003. Accordingly, any increase or decrease in the market value of our Crown warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $4,796,000 at March 31, 2004 compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $2.26 per share at March 31,2004. We anticipate we will exercise all of our Crown warrants prior to the completion of the Kinross transaction and exchange any Crown common shares from the exercise of the warrants for Kinross shares.

          During the first quarter of 2004 we recorded interest income of $33,000 compared to interest income of $59,000 during the same period in 2003. The decrease was a combination of no interest being received during 2004 on our investment in Crown Subordinated B Notes, which were converted to shares of Crown common stock in November 2003 and a reduction as a result of interest received in cash during 2004 compared to the value of the interest received in shares during the first quarter of 2003. Crown elected to pay interest using its common shares for the first three quarters of 2003. Per the terms of the Notes, the number of shares of Crown stock received was fixed at a conversion rate which did not fluctuate with the quoted market price of the stock and this resulted in additional interest income of $17,000 during the first quarter of 2003 compared to the amount of interest income we would have received had Crown paid the interest in cash. If the Kinross transaction is completed in 2004, we expect our interest income will decrease, as our remaining Senior Notes will be converted to stock.

          Our net exploration expense increased to $193,000 during the first quarter of 2004 compared to $9,000 in the first quarter of 2003. During 2004 we focused our exploration efforts on our Legacy Ridge project in Nevada, La Tola project in Peru and our San Pablo project in Bolivia, as well as on our previously explored Pedra Branca project in Brazil. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits. Although our gross exploration costs decreased to $193,000 in the first quarter of 2004 from $253,000 in the first quarter of 2003, the 2003 exploration expenses were offset by joint venture reimbursements of $244,000 by Anglo Platinum on our Pedra Branca project in Brazil. During the first three months of 2004, Anglo Platinum was evaluating the results of the first phase of joint venture activity completed in 2003 and pending completion of that evaluation, was not required to reimburse costs incurred at Pedra Branca. The change in our remaining exploration costs primarily consisted of increased general and administrative costs associated with additional activities. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral interests in South and North America during 2004 and expect our related gross exploration expenditure levels to be comparable to the current year. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to execute our strategy of acquiring early-stage stage exploration prospects. We have not planned or budgeted for such an increase and will not do so until the transaction is completed. The amount of the increase cannot be predicted at this time.

          Depreciation and amortization expense was $118,000 in the first quarter of 2004 compared to $122,000 in the first quarter of 2003. Depreciation and amortization expense during the first quarter of 2004 and 2003 included $117,000 and $116,000, respectively, of amortization of mineral interests. Beginning January 1, 2002, we have been amortizing our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures most of which became fully depreciated during 2003 and 2002. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") which requires companies to reclassify mineral interests as mineral properties and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $176,000 in the first three months of 2004 compared to $73,000 in the first quarter of 2003. General and administrative costs increased primarily related to an increase in legal and accounting costs, which increased to $65,000 and $25,000, respectively in the first quarter of 2004 compared to $1,000 and $5,000, respectively, in the first quarter of 2003. The primary reason for the increase is related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during the first quarter of 2004. The remaining general and administrative costs for travel, consulting, and shareholder meetings were comparable between 2004 and 2003. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense was reduced to $89,000 in the first three months of 2004 compared to $97,000 in the first quarter of 2003. As there were no changes in the management agreement the decrease in management fees are related to reduced managerial time spent by Crown on our activities during the first quarter of 2004 compared to the first quarter of 2003. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          During the first quarter of 2004, we recorded a deferred tax benefit of $378,000 related to the expected benefit the currently generated net operating losses are expected to provide to offset future taxable income related to our gain on Crown warrants, which we anticipate we will recognize upon either the sale of Crown common stock or, assuming the Crown Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. During the first quarter of 2003, existing net operating loss carry forwards completely offset our estimated tax provision at statutory rates. As of March 31, 2003 we had recorded a valuation allowance that entirely offset the balance of our existing net operating loss carry forwards.

          During the first quarter of 2004, we sold an investment in marketable equity securities for $16,000, which was recorded as a receivable in other current assets as of March 31, 2004 and subsequently received in April 2004, and recorded a gain on such sale of $14,000. There were no similar transactions in the first quarter of 2003.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no property or mineral interest write-downs during the first quarter of 2004 or 2003.

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

          We had working capital of $3,260,000 at March 31, 2004 compared to working capital of $3,230,000 as of December 31, 2003. Our working capital consists primarily of our cash and equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2004 and December 31, 2003, we owned 965,491 shares of Crown common stock received as interest on our Crown Senior Notes and Crown Subordinated B Note and conversion of the Subordinated Note. The Crown shares are recorded at their fair market value of $2,182,000 and $2,433,000 at March 31, 2004 and December 31, 2003, respectively. In addition we own other marketable equity securities with a fair value of $90,000 and $143,000 as of March 31, 2004 and December 31, 2003, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the first quarter of 2004 we recorded a loss on marketable equity securities of $296,000, less related deferred tax benefit of $115,000. During the first quarter of 2003 we recorded a loss on marketable equity securities of $31,000. In addition during the first quarter of 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gains on marketable equity securities in other comprehensive income.

          As of May 5, 2004, we own 965,491 shares of Crown common stock and have warrants to acquire up to 3,057,143 additional shares of Crown common stock at prices between $0.60 and $0.75 per share. In addition, we could acquire an additional 3,057,143 shares of Crown common stock through the conversion of the Crown Senior Notes. Assuming the completion of the exchange of shares as contemplated by the Merger Agreement, all of Crown's convertible debentures are converted, all of Crown's options are exercised and all of Crown's warrants are exercised on a cashless basis at the market price of Crown common stock on May 5, 2004, of $1.75 per share, we estimate we would own approximately 5,872,430 shares of Crown.

          On October 8, 2003, Crown announced that it would be distributing to its shareholders its holdings of 9,633,585 shares of our common stock. (the "spin-off"). The spin-off will allow the shareholders of Crown to directly participate in the results of our exploration activities and the value of our exploration assets. We also anticipate that our common shares will have a wider distribution after the spin-off with Solitario common shares being distributed to approximately 1,850 shareholders of Crown. Assuming the completion of the Merger Agreement between Crown and Kinross following the spin-off, Crown will have no ownership interest in us other than the number of fractional shares, which are currently estimated to be approximately 1,000 shares; we will be an independent company with no management ties to Crown or Kinross. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. We will receive shares of our own common stock as a result of the spin-off. We have estimated, based upon market prices of Crown common stock at May 5, 2004, that we will receive approximately 1,287,169 shares of our own common stock as a result of the spin-off. These shares will be retired and have the status of authorized but unissued shares of our common stock. This would have the result of reducing the amount of issued and outstanding shares of common stock by the amount of common stock we receive as a result of the spin-off and increasing the percentage ownership interest in us for each of our shareholders.

          Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated as of May 5, 2004, our investment in Crown securities would convert into approximately 1,709,464 shares of Kinross. These Kinross shares would be valued at approximately $9.6 million, assuming the May 5, 2004 market price of $6.63 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2005.

          In August 2003, we signed the Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. Two payments, totaling $25,000, have been made pursuant to the Option Agreement as of March 31, 2004. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year $2.3 million work commitment.

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

          On January 28, 2003, we entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo Platinum") whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum has met its minimum required expenditure for the first six months and is currently reviewing the results of the first six months (Phase one) exploration program, before making a decision to fund the second phase of the Pedra Branca Project exploration program. If Anglo Platinum declines to continue, we will retain 100% of the Pedra Branca Project.

          In October 2001, we invested $1,000,000 in two Senior Notes issued by Crown; see related party transactions, below. The Solitario Note for $350,000 is convertible into Crown common shares at a conversion price of $0.2916 per share, subject to adjustment. The remaining Senior Note for $650,000 is convertible into Crown common shares at a conversion price of $0.35 per share, subject to adjustment. As part of that investment, Crown issued us warrants exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. We recorded the warrants at their fair value of $110,000 on the date of the transaction, and this fair value was recorded as a discount to the Senior Notes receivable from Crown. The discount is being amortized over the life of the Senior Notes as additional interest income. As a result, we recorded $6,000 of additional interest income for the first quarter of 2004 and 2003. The fair value of the warrants was $4,796,000 and $5,591,000 at March 31, 2004 and December 31, 2003, respectively.

          As of March 31, 2004 and December 31, 2003, we have recorded deferred tax liabilities of $654,000 and $1,276,000 respectively. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares and warrants. If the Crown transaction with Kinross is completed, we expect these deferred tax liabilities will become currently payable as we convert these warrants and sell underlying Kinross shares. If the Crown transaction with Kinross is completed it is likely that we will incur additional liabilities. However, the amount is dependent on the ultimate transaction value.

          Cash and cash equivalents were $1,440,000 as of March 31, 2004 compared to $1,273,000 at December 31, 2003. Our cash balances are considered adequate to fund our 2004 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

          We have been a reporting issuer in Canada and recently became a reporting issuer in the U.S. As a reporting issuer in the U.S., we are required to comply with a variety of new rules and regulations specific to the U.S. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time-consuming and/or costly.

Cash Flows

          Net cash used in operations during the first quarter of 2004 increased to $386,000 compared to $316,000 for the first quarter of 2003 primarily as a result of increased exploration expense related to new properties and increased general and administrative costs related to the filing of our registration statement with the SEC. Investing activities used $65,000 of cash during the first quarter of 2004 compared to a use of $400,000 during the first quarter of 2003. The expenditures during 2004 were for land and leasehold acquisition costs as we acquired the Legacy Ridge project and the San Pablo project and made option payments on the Triunfo and La Tola projects. The use of cash by investing activities during 2003 was the result of the purchase of $400,000 of the Subordinated B Notes previously discussed above. Cash provided by financing activities during the first quarter of 2004 related to the exercise of 709,000 in stock options. There were no similar option exercises in the first quarter of 2003.

Contractual Obligations

          As of March 31, 2004, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

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

          Additionally, we currently do not lease any facilities. If the spin-off of our shares to Crown shareholders is completed and the Crown transaction with Kinross is completed, we estimate our facility lease costs will be approximately $30,000 per year.

Related Party Transactions

          At March 31, 2003, Crown owned 37.6% of us. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. Additionally, we reimburse Crown for direct out-of-pocket expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days.

          Effective with the completion of the spin-off and assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with our management and directly pay all administrative expenses. If the spin-off is completed and we terminate the Management Agreement, we estimate our annual general and administrative costs would be approximately $400,000 to $500,000 higher after the spin-off as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs, partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and us. We do not anticipate any changes in these positions as a result of the spin-off. If the transaction between Crown and Kinross is completed, we anticipate Mr. Herald and Mr. Jones will not be directors of Crown and Mr. Herald, Mr. Maronick and Mr. Hunt will not be officers of Crown.

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 of the $3,600,000 Secured Notes issued by Crown. The proceeds from the first Senior Note (the "Solitario Note") of $350,000 were delivered to Crown. The proceeds from the second Senior Note of $650,000 were placed in escrow pending the outcome of Crown's voluntary petition for bankruptcy, filed in United States Bankruptcy Court, which was filed on March 8, 2002 (the "Bankruptcy"). In March 2002 an additional $200,000 was advanced to Crown out of escrow of which our share of the advance was $56,000. Crown's plan of reorganization was confirmed on May 30, 2002 and the remaining balance of the proceeds plus interest was released to Crown on the effective date of the Bankruptcy, June 11, 2002. The independent Board members of Crown and Solitario approved the transaction. The terms of the transaction on the second Senior Note were the same as given to other senior lenders of Crown (the "Senior Lenders") and, with regard to the terms of the $350,000 Solitario Note, the terms were negotiated with and approved by the other Senior Lenders. During the first quarter of 2004, we were paid $25,000 in cash as interest income under the Senior Notes and during the first quarter of 2003 we were paid 77,063 Crown shares as interest income under the Senior Notes.

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gives us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006. The second warrant gives us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount is being amortized over the life of the Senior Notes as additional interest income. The fair value of the warrants, based upon a quoted bid price, was $4,796,000 and $5,591,000 at March 31, 2004 and December 31, 2003, respectively. We recognize any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. We recorded a loss on derivative instruments related to a decrease in the value of the warrants of $795,000 during the first quarter of 2004 and a gain on derivative instruments related to an increase in the value of the warrants of $612,000 during the first quarter of 2003.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and we are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and we agreed that we will each vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of May 5, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. As of May 5, 2004, we owned 965,491 shares of Crown common stock, from automatic conversion of our Subordinated B Notes and received as interest on our Senior and Subordinated B Notes, we have warrants to acquire 3,057,143 shares of Crown common stock at between $0.60 and $0.75 per share and could also acquire up to 3,057,143 additional shares of Crown common stock through conversion of the Senior Notes.

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

          As of March 31, 2004 we own 965,491 shares of Crown common stock. The directors and executive officers of Crown and their affiliates, including us, owned 2,012,458 shares of Crown common stock, which represents approximately 9% of the outstanding shares of Crown common stock at March 31, 2004. We have entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, the Signatories agreed to convert $3,000,000 of Senior Notes into 8,771,429 shares and hold options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding shares.

Joint Ventures

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, Solitario retains a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property.

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

          In July 2002, we signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek can earn 51% interest in the La Pampa property by expending $4.5 million on exploration of La Pampa over a five-year period. As part of the agreement, Bear Creek will pay all costs to maintain the concessions. As part of the agreement Bear Creek must complete a minimum of 1,000 meters of drilling on the property. Bear Creek may earn an additional 14% interest (for a total of 65%) by completing a bankable feasibility study on the property within two years of earning its 51% interest. In February 2004, Bear Creek notified us that it intends to terminate its interest in the La Pampa project. We will evaluate the results of Bear Creek's technical data to determine our future course of action. Solitario has no capitalized mineral interest relating to La Pampa at March 31, 2004.

          In August 2003, we signed an Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. Two payments, totaling $25,000, have been made pursuant to the Option Agreement as of March 31, 2004. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year $2.3 million work commitment.

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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our 2003 mineral property rental and option payments were approximately $77,000. We were reimbursed approximately $25,000 of this amount from our joint venture partners. In 2004 we estimate mineral property rental and option payments to be approximately $229,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2004, we expect to be reimbursed approximately $79,000 of those costs. We have entered into agreements, none of which relate to projects under joint venture, which commit us to exploration expenditures of $380,000 in 2004.

Critical Accounting Policies

Mineral interests

          Solitario classifies its mineral interests as intangible assets. Solitario's mineral interests represent mineral use rights for parcels of land not owned by Solitario. Solitario's mineral interests relate to exploration stage properties and the value of such intangible assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. Solitario amortizes the excess cost of its mineral interests over their estimated residual value over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario is amortizing its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. Solitario has estimated the residual values for its mineral interests to be zero at March 31, 2004 and December 31, 2003. If the expected residual values were to change, there could be a material impact to our future amortization. We reevaluate the life and residual values of our mineral interests annually.

Impairment

          Solitario regularly performs evaluations of its investment in mineral interests to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded no impairments of mineral interests in the first quarter of 2004 or 2003. However, we may record future impairments if certain events occur, including loss of a joint venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

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

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We will reclassify all of our mineral interests conveyed by leases from Mineral interests, net to Mineral Property, net in its balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production when we adopt this EITF.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on our financial position or results of operations.

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3")which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset should be impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. We do not expect that the adoption of EITF No. 04-3 will have a material impact on our financial position, results of operations, or cash flows.

Item 3. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of March 31, 2004 pursuant to Rule 13a 15 (b) under the Securities Exchange Act of 1034 ("Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2004. Within the quarter ended March 31, 2004, we made changes in our disclosure controls and procedures, as discussed below, to address material weaknesses during the years ended December 31, 2003, 2002 and 2001, that resulted in the restatement of our consolidated financial statements included in our Annual Report on Form 10K/A for the year ended December 31, 2003. In addition, within the quarter ended March 31, 2004, we made changes in our internal control over financial reporting, as discussed below, to address material weaknesses during the years ended December 31, 2003, 2002, and 2001 that resulted in the restatement of our consolidated financial statements included in our Annual Report on Form 10K/A for the year ended December 31, 2003.

          The restatement of our consolidated financial statements in our Annual Report on Form 10K/A for the year ended December 31, 2003 was the result of material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These weaknesses were the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United States of America ("GAAP") in our financial statements and disclosures. This resulted in the classification of certain mineral rights as tangible assets rather than as intangible assets for accounting purposes, that are amortized over their expected lives and the classification of our investment in Crown warrants as marketable equity securities available for sale rather than as derivative instruments. Please see Note 10 to our consolidated financial statements in our Annual Report on Form 10K/A for the year ended December 31, 2003, for a detailed discussion of these items.

          We have taken measures to cure these weaknesses, which include implementing, as part of our policies and procedures, a requirement that management document in writing, at least quarterly, the impact of new and existing GAAP to our financial statements and disclosures. Additionally, this work will be reported to and reviewed by our Audit Committee. We believe this additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee has adequately addressed and eliminated the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and that with the implementation of these corrective actions our disclosure controls and are effective as of March 31, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

          On January 6, 2004, Leonard Harris, a director, exercised an option granted under the Solitario Resources Corporation 1994 Stock Option Plan for 20,000 shares of our common stock at an exercise price of Cdn$1.16 per share pursuant to rule 701.

          During March 2004, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 651,000 shares of our common stock, at an exercise price of Cdn$1.16 per share pursuant to rule 701.

          During March 2004, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 38,000 shares of our common stock, at an exercise price of Cdn$1.22 per share pursuant to rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibits Number                                        Description
31.1 31.2 32.1 32.2

Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8 K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION
May xx, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer