Form 10-Q/A
period 2004-03-31
SOLITARIO RESOURCES CORP
filed 2004-05-21
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SOLITARIO RESOURCES CORPORATION
May 17, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer