Form 10-K/A
period 2003-12-31
SOLITARIO RESOURCES CORP
filed 2004-06-08
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

          On October 8, 2003 Crown announced that it would be distributing (through CRCC) its holdings of 9,633,585 shares of our common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, our disinterested shareholders (which excluded holders who are our officers or directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown (through CRCC) to distribute all of the 9,633,585 shares of our common stock other than shares not distributed as fractional shares for which Crown will pay cash consideration based upon the market price of our stock on the record date, and therefore retained by Crown, which is estimated to be less than 1,000 shares.

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

          On October 8, 2003 Crown announced that it would be distributing (through CRCC) its holdings of 9,633,585 shares of our common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, our disinterested shareholders (which excluded holders who are our officers or directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004. This will enable Crown (through CRCC) to distribute all of the 9,633,585 shares of our common stock other than shares not distributed as fractional shares for which Crown will pay cash consideration based upon the market price of our stock on the record date, and therefore retained by Crown, which are estimated to be less than 1,000 shares in total.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

          On October 8, 2003 Crown announced that it would be distributing to its shareholders (through CRCC) its holdings of 9,633,585 shares of Solitario's common stock. When Solitario sold shares in a Canadian public offering in 1994, the Toronto Stock Exchange (the "TSX") required that the issued and outstanding shares of Solitario held by CRCC be held in escrow (the "Escrow Agreement") to, among other things, prevent CRCC from selling too large a volume of Solitario shares shortly after the public offering. Over the next three years sixty percent of the shares held in escrow were released to CRCC pursuant to the Escrow Agreement. On December 29, 2003, as required by the TSX, Solitario's disinterested shareholders (which excluded Solitario's officers, directors and Crown) voted to approve the release of the remaining 3,140,162 shares of Solitario held in escrow. The shares were released from escrow on January 15, 2004.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there were material weakness in our disclosure controls and procedures that caused our system of disclosure controls and procedures to not be effective as of December 31, 2003 as discussed below. However, subsequent to December 31, 2003 we made changes to our disclosure controls and procedures as discussed below. Within the quarter ended December 31, 2003, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there werematerial weaknesses in our internal control over financial reporting that caused our system of internal control over financial reporting to not be effective as of December 31, 2003 as discussed below. However, subsequent to December 31, 2003 we made changes to our internal control over financial reporting as discussed below. Within the quarter ended December 31, 2003, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Reported material weaknesses and corrective actions

          The restatement discussed in Note 10 to the consolidated financial statements in this report was the result of material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These weaknesses were the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United States of America ("GAAP") in our financial statements and disclosures. This resulted in the classification of certain mineral rights as tangible assets rather than as intangible assets for accounting purposes, the capitalization of certain exploration expenses, and the classification of our investment in Crown warrants as marketable equity securities available for sale rather than as derivative instruments. Please see Note 10 to the consolidated financial statements for a detailed discussion of these items.

We have taken measures to cure these weaknesses, which include implementing, as part of our policies and procedures, a requirement that management document in writing, at least quarterly, the impact of new and existing GAAP to our financial statements and disclosures. Additionally, this work will be reported to and reviewed by our Audit Committee. We believe this additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee has adequately addressed and eliminated the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and that with the implementation of these corrective actions our disclosure controls and procedures are now effective.

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

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the section entitled "Management and Executive Compensation" in the 2004 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required under Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the 2004 Proxy.

Item 13. Certain Relationships and Related Transactions

          The information required under Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2004 Proxy.

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

SOLITARIO RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	April 20, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Christopher E. Herald		Principal Executive Officer and Director	April 20, 2004
Christopher E. Herald Chief Executive Officer

/s/ James R. Maronick		Principal Financial and Accounting Officer	April 20, 2004
James R. Maronick Chief Financial Officer
| | | | | | | | | | | |
/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Daniel E. Leonard		the Board of	April 20, 2004
Daniel E. Leonard		Directors

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
NAME	DATE
/s/ Mark E. Jones, III	April 20, 2004
Mark E. Jones, III

/s/ Daniel E. Leonard	April 20, 2004
Daniel E. Leonard

/s/ Christopher E. Herald	April 20, 2004
Christopher E. Herald

/s/ Leonard Harris	April 20, 2004
Leonard Harris

/s/ John Hainey	April 20, 2004
John Hainey