Form 10-Q
period 2004-06-30
SOLITARIO RESOURCES CORP
filed 2004-08-13
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2004

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
(303) 534-1030 Registrant's telephone number, including area code

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

          There were 25,944,134 shares of $0.01 par value common stock outstanding as of July 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 1,322	$ 1,273
Note receivable	-	112
Investments in marketable equity securities, at fair value	1,738	2,576
Prepaid expenses and other	56	32
Total current assets	3,116	3,993
Mineral properties, net	2,707	2,760
Note receivable from Crown Resources Corporation, net of discount	948	937
Investment in Crown Resources Corporation warrant, at fair value	3,237	5,591
Other assets	27	7
Total assets	$10,035	$13,288

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 156	$ 53
Due to Crown Resources Corporation	83	25
Deferred income taxes	-	685
Total current liabilities	239	763
Deferred income taxes	-	591
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding June 30, 2004 and December 31, 2003)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (25,944, 134 and 24,923,134 shares issued and outstanding at June 30, 2004 and December 31, 2003)	259	249
Additional paid-in capital	23,386	22,498
Accumulated deficit	(14,775)	(11,968)
Accumulated other comprehensive income	926	1,155
Total stockholders' equity	9,796	11,934
Total liabilities and stockholders' equity	$10,035	$13,288

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended June 30,	Six months ended June 30,
	2004	2003	2004	2003
Costs, expenses and other:
Exploration expense	$ 310	$ 55	$ 503	$ 64
Depreciationand amortization	-	123	118	245
General and administrative	209	71	385	144
Management fees	108	89	197	186
Unrealized loss (gain) on derivative instruments	1,559	(764)	2,354	(1,376)
Loss (gain ) on sale of equity securities	-	26	(14)	26
Interest income	(34)	(88)	(67)	(147)
(Loss) income before income taxes	(2,152)	488	(3,476)	858
Income tax benefit	291	-	669	-
Net (loss) income	$(1,861)	$ 488	$(2,807)	$ 858
Basic and diluted net income (loss) per share	$ (0.07)	$ 0.02	$ (0.11)	$ 0.04
Weighted average number of shares outstanding - basic and diluted	25,722	23,407	25,423	23,407

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2004	2003
Operating activities:
Net (loss) income	$(2,807)	$ 858
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	2,354	(1,376)
Depreciation and amortization	118	245
Gain on sales of equity securities	(14)	26
Interest income received in stock	-	(124)
Deferred income taxes	(669)	-
Interest income from amortization of note discount	(11)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24)	(136)
Accounts payable	104	(9)
Due to Crown Resources Corporation	58	17
Net cash used in operating activities	(891)	(510)
Investing activities:
Investment in Crown Resources Corporation promissory notes and warrants	-	(400)
Collections on note receivable	112	111
Proceeds from sale of marketable equity securities	16	-
Additions to mineral properties and other	(86)	-
Net cash (used in) provided by investing activities	42	(289)
Financing activities:
Issuance of common stock	898	-
Net cash provided by financing activities	898	-
Net increase (decrease) in cash and cash equivalents	49	(799)
Cash and cash equivalents, beginning of period	1,273	1,405
Cash and cash equivalents, end of period	$ 1,322	$ 606

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral interests. At June 30, 2004, Solitario's mineral interests are located in Brazil, Bolivia and Peru and the state of Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"). CRCC is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As a result of the issuance of shares subsequent to 1984, CRCC's ownership of Solitario's shares was reduced to 37.1% as of June 30, 2004.

           The accompanying interim condensed consolidated financial statements of Solitario Resources Corporation ("Solitario") for the three and six months ended June 30, 2004 and 2003 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2004.

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

Recent developments

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has no beneficial ownership interest in those retained shares. In addition, Crown retained 93 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. As part of the spin-off, Solitario, which owns 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, received 1,317,142 shares of its own common stock, which will be retired and have the status of authorized but unissued shares of common stock.

          On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, Solitario exercised two Crown warrants, which gave Solitario the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,142 shares of Crown common stock when exercised on a cash basis for $0.75 per share. Theses warrants were exercised on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Under the cashless exercise, Solitario received that number of shares of Crown equal to the in-the-money portion of its Crown warrants and on July 12, 2004 the closing market price of Crown common stock was $1.95 per share. After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of July 30, 2004, Solitario owns 6,071,626 shares of Crown common stock, which represents 15.3% of Crown, which is accounted for under the cost method.

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

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa project. We will evaluate the results of Bear Creek's technical data to determine our future course of action. Solitario has no capitalized mineral interest relating to La Pampa at June 30, 2004.

Employee stock compensation plans

          Solitario accounts for certain awards under its 1994 Stock Option Plan (the "Plan") in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date. As a result of repricing of its options in 1999, Solitario accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the quoted market price of Solitario's stock in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25)." There was no compensation expense recorded in the three and six months ended June 30, 2004 and 2003 as a result of variable plan accounting. As of June 30, 2004, there were no remaining options that are subject to variable plan accounting.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No.s 148 and 123. There were no option awards granted or modified during the second quarter of 2004. There were no option awards granted or modified during the second quarter of 2003. During the three and six months ended June 30, 2004, options for 312,000 and 1,021,000 shares, respectively, were exercised. There were no options exercised during the six months ended June 30, 2003. The fair values of options granted for pro forma disclosure were estimated at the date of grant using a Black-Scholes option pricing model and such fair value is being amortized over the vesting period of the option as stock-based compensation. The following pro forma information is provided for the fair value of options outstanding during the three and six months of 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net (loss) income as reported	$(1,861)	$ 488	$(2,807)	$ 858
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(10)	(22)	(27)
Pro forma net (loss) income	$(1,878)	$ 478	$(2,829)	$ 831
Basic and diluted net (loss) income per share
As reported	$ (0.07)	$ 0.02	$ (0.11)	$ 0.04
Pro forma	$ (0.07)	$ 0.02	$ (0.11)	$ 0.04

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Solitario adopted EITF No. 04-2 on April 1, 2004 and reclassified its mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in its balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production.

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

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3)"which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset should be impaired. Solitario adopted EITF No. 04-3 on April 1, 2004. The adoption of EITF No. 04-3 did not have any impact on Solitario's financial position or results of operations or cash flows.

2.       Comprehensive (loss) income

          The following represents comprehensive (loss) income and its components:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(1,861)	$488	$(2,807)	$858
Unrealized (loss) gain on marketable equity securities, net of related tax effects	(42)	(21)	(223)	(52)
Reclassification adjustment for gains arising during the period	-	-	(6)	-
Comprehensive (loss) income	$(1,903)	$467	$(3,036)	$806

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Geologic, drilling and assay	$155	$ 145	$232	$ 308
Field expenses	117	70	185	110
Administrative	53	41	101	91
Joint venture payments (see below)	(15)	(201)	(15)	(445)
Total exploration costs	$310	$ 55	$503	$ 64

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. No significant work was conducted during the first half of 2004 at Pedra Branca as Anglo did not fund the second phase of the project until July 2004. In addition, during June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa joint venture.

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

          As a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $1,276,000 at December 31, 2003. However as a result of recording pre-tax operating losses of $3,476,000, primarily due to the recognition of unrealized losses on Solitario's holdings of Crown warrants, for the six months ended June 30, 2004, Solitario estimates that its deferred tax assets exceed its deferred tax liabilities at June 30, 2004. Solitario does not believe it is more likely than not that it will be able to utilize those deferred tax assets, and accordingly, it has provided a full valuation allowance for its net deferred tax assets.

          Solitario recorded a deferred tax benefit of $291,000 and $669,000, respectively, for the three and six months ended June 30, 2004 in the statement of operations. Solitario also recorded a deferred tax benefit of $492,000 and $607,000, respectively, to other comprehensive losses related to unrealized losses of $534,000 and $836,000, respectively, on marketable equity securities for the three and six months ended June 30, 2004. As a result of the losses recorded during the first six months of 2004 discussed above, during the three months ended June 30, 2004, Solitario provided a full valuation allowance related to the tax effects of stock options exercised during 2004 and as a result recorded deferred tax expense of $159,000 which entirely offset the tax benefit of $129,000, which had been charged to additional paid-in capital for the tax effects of stock options exercised during the first quarter of 2004.

5.       Related Party Transactions

          At June 30, 2004, Crown owned 37.1% of Solitario. Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by Solitario were $108,000 and $197,000 for the three months and six months ended June 30, 2004, respectively. Management service fees paid by Solitario were $89,000 and $186,000 for the three and six months ended June 30, 2003, respectively.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has no beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. As part of the spin-off, Solitario, which owns 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, received 1,317,142 shares of its own common stock, which will be retired and have the status of authorized but unissued shares of common stock.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $25,000 and $50,000, respectively, in cash as interest income under the Senior Notes for the three and six months ended June 30, 2004. Solitario was paid 83,133 and 160,196, respectively, Crown shares as interest income under the Senior Notes for the three and six months ended June 30, 2003. On July14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Notes).

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gives Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gives Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. The fair value of the warrants, based upon a quoted bid price, was $3,237,000 and $5,591,000 at June 30, 2004 and December 31, 2003, respectively. We recognize any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. Solitario recorded a loss on derivative instruments related to a decrease in the value of the warrants of $1,559,000 and $2,354,000, respectively for the three and six months ended June 30, 2003. Solitario recorded a gain on derivative instruments related to an increase in the value of the warrants of $764,000 and $1,376,000, respectively, for the three and six months ended June 30, 2003. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. During July 2004, the Signing Shareholders exercised warrants and converted Crown convertible debt so that at July 30, 2004 they collectively held 12,695,186 shares or 31.9% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 38.0% of the then outstanding Crown shares.

          On February 21, 2003, Solitario invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (the "Subordinated B Notes"). On November 5, 2003, the Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          As of June 30, 2004 Solitario owns 965,491 shares of Crown common stock. Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, at June 30, 2004, the Signatories held $3,000,000 of Senior Notes which they agreed to convert prior to the vote into 8,771,429 shares and hold at June 30, 2004 options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding Crown shares. In July 2004, the Signatories converted debt and exercised warrants and at July 30, 2004 hold 14,891,278 shares of Crown common stock, which represents 37.4% of the outstanding Crown shares. Additionally, as of July 30, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.5% of the then outstanding Crown shares.

          After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of July 30, 2004, Solitario owns 6,071,626 shares or approximately 15.3% of Crown common stock from (i) conversion of Crown Senior Notes, (ii) exercise of Crown warrants, (iii) automatic conversion of Crown Subordinated B Notes and (iv) stock received as interest on the Crown Senior and Subordinated B Notes.

6.        Subsequent events

          As a result of the conversion of the Crown Senior Notes and the cashless exercise of Crown warrants in July 2004, Solitario received 5,106,135 shares of Crown common stock which have been recorded in its investment in marketable equity securities using the cost method.  These shares increased Solitario's ownership of Crown Resources Corporation to approximately 15.3%.  Solitario will also record interest income of approximately $50,000 related to the unamortized portion of the warrant discounts related to the Crown Senior Notes.  Prior to the exercise of the warrants, Solitario recognized a gain on derivative instruments of $612,000 for the increase in the value of the warrants during the period from June 30, 2004 to the date of the exercise.  At July 30, 2004, the market value of Solitario's Crown Shares was $9,715,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2003, 2002 and 2001, and Management's Discussion and Analysis contained in our Annual Report on Form 10K/A for the year ended December 31, 2003. Our financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral properties in Peru, Bolivia and Brazil and, since February 2004, the state of Nevada in the United States. At June 30, 2004, Crown Resources Corporation ("Crown") owns 37.1% of our common stock. At June 30, 2004, we owned Crown common stock, Crown convertible debt and Crown warrants, as described in more detail below. In July 2004, we converted our Crown convertible debt and exercised our Crown warrants.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently, we have no mineral interest or mineral properties in development. We currently own eight mineral interest projects under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a project-by-project basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the project. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of our gold-bearing properties increase and it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral interests or mineral properties with potential to have economic deposits as a result of more exploration and development companies acquiring properties and fewer exploration and development companies releasing properties.

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

          We have a significant investment in Crown at June 30, 2004, which includes 965,491 shares of Crown common stock, $1,000,000 of Crown convertible debt, which is convertible into 3,057,143 shares of Crown common stock and two Crown warrants, the first which gives us the right to acquire 1,857,143 shares of Crown common stock at an exercise price of $0.75 per share, and the second, which gives us the right to acquire 1,200,000 shares of Crown common stock at an exercise price of $0.60 per share. On July14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Under the cashless exercise, Solitario received that number of shares of Crown equal to the in-the-money portion of its Crown warrants and on July 12, 2004 the closing market price of Crown common stock was $1.95 per share. After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of July 30, 2004, Solitario owns 6,071,626 shares of Crown common stock, which represents 15.3% of Crown, which is accounted for under the cost method.

          Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross Gold Corporation of Toronto, Ontario, Canada ("Kinross"), will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of July 30, 2004 our holdings of Crown common stock would convert into 1,767,450 shares of Kinross common stock with a value of approximately $9.4 million based upon the market price of $5.31 per Kinross share.

Recent Developments

          On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has no beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. As part of the spin-off, because we own 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, we received 1,317,142 shares of our own common stock, which will be retired and have the status of authorized but unissued shares of common stock.

          On July 14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 Crown shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, we exercised two Crown warrants, which gave us the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,142 shares of Crown common stock when exercised on a cash basis for $0.75 per share. These warrants were exercised on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Under the cashless exercise, we received that number of shares of Crown equal to the in-the-money portion of its Crown warrants and on July 12, 2004 the closing market price of Crown common stock was $1.95 per share. After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of July 30, 2004, we own 6,071,626 shares of Crown common stock, which represents 15.3% of Crown, which is accounted for under the cost method.

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

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intends to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid us $15,000 to terminate its joint venture interest. We are evaluating the results of Bear Creek's technical data to determine our future course of action. We have no capitalized mineral interest relating to La Pampa at June 30, 2004.

Results of Operations

Comparison of the quarter ended June 30, 2004 to the quarter ended June 30, 2003

          We had loss of $1,861,000 or $0.07 per share for the three months ended June 30, 2004 compared to net income $488,000 or $0.02 per share for the three months ended June 30, 2003. As explained in more detail below, the primary reason for the decrease from income in the three months ended June 30, 2003 to a loss in the three months ended June 30, 2004 was the recognition of a $1,559,000 unrealized loss on derivative instruments related to our holdings of Crown warrants during the second quarter of 2004, compared to a gain of $764,000 in 2003. Additionally, exploration expense increased to $310,000 during the second quarter of 2004 compared to $55,000 during the second quarter of 2003 and general and administrative costs increased to $209,000 during the second quarter of 2004 compared to $71,000 during the second quarter of 2003, primarily as a result of legal and accounting costs associated with filing our Form 10 registration statement with the U.S. Securities and Exchange Commission (the "SEC"). As a result of our pre-tax loss, we recorded income tax benefit of $291,000 during the second quarter of 2004. The utilization of net operating loss carryforwards entirely offset our tax provision during the second quarter of 2003.

          During the second quarter of 2004 we recorded a loss on derivative instruments of $1,559,000 related to our holdings of Crown warrants compared to a gain of $764,000 in the second quarter of 2003. Our Crown warrants are exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants may be net settled and are classified as derivative instruments. Accordingly, any increase or decrease in the market value of our Crown warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $3,237,000 at June 30, 2004 compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.75 per share at June 30, 2004. In July 2004, we exercised all of our Crown warrants on a cashless basis and received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Assuming the completion of the Kinross transaction, these Crown common shares will be converted into Kinross shares.

          During the second quarter of 2004 we recorded interest income of $34,000 compared to interest income of $88,000 during the same period in 2003. The decrease was a combination of no interest being received during 2004 on our investment in Crown Subordinated B Notes, which were converted to shares of Crown common stock in November 2003 and a reduction as a result of interest received in cash during 2004 compared to the value of the interest received in shares during the second quarter of 2003. Crown elected to pay interest using its common shares for the first three quarters of 2003. Per the terms of the Notes, the number of shares of Crown stock received was fixed at a conversion rate which did not fluctuate with the quoted market price of the stock and this resulted in additional interest income of $49,000 during the second quarter of 2003 compared to the amount of interest income we would have received had Crown paid the interest in cash. We expect our interest income will decrease for the remainder of 2004 as we converted our remaining Senior Notes to shares of Crown common stock in July 2004.

          Our net exploration expense increased to $310,000 during the second quarter of 2004 compared to $55,000 in the second quarter of 2003. During 2004 we focused our exploration efforts on our Legacy Ridge project in Nevada, La Tola project in Peru and our San Pablo project in Bolivia, as well as on our previously explored Pedra Branca project in Brazil. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits. Accordingly, our gross exploration costs increased to $325,000 in the second quarter of 2004 from $256,000 in the second quarter of 2003. The 2003 exploration expenses were offset by joint venture reimbursements of $201,000 by Anglo Platinum on our Pedra Branca project in Brazil and our 2004 exploration expenditures included a $15,000 payment from Bear Creek Mining to terminate their joint venture interest on our La Pampa property. During the first half of 2004, Anglo Platinum was evaluating the results of the first phase of joint venture activity completed in 2003 and pending completion of that evaluation, was not required to reimburse costs incurred at Pedra Branca. The change in our remaining exploration costs primarily consisted of increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral properties in South and North America during 2004 and expect our related gross exploration expenditure levels to be comparable to the prior year. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to execute our strategy of acquiring early-stage stage exploration prospects. We have not planned or budgeted for such an increase and will not do so until the transaction is completed. The amount of the increase cannot be predicted at this time.

          We had no depreciation and amortization expense in the second quarter of 2004 compared to $123,000 in the second quarter of 2003. Depreciation and amortization expense during the second quarter of 2003 included $117,000 of amortization of mineral interests. Beginning January 1, 2002, we amortized our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures most of which became fully depreciated during 2004 and 2003. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $209,000 in the second quarter of 2004 compared to $71,000 in the second quarter of 2003. The largest increase in general and administrative costs related to an increase in legal and accounting costs, which increased to $90,000 in the second quarter of 2004 compared to $31,000, respectively, in the second quarter of 2003. The primary reason for the increase is related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during the second quarter of 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. In addition, during 2004, we increased staff and travel costs with the addition of the U.S. property in Nevada and the increased exploration effort in Peru, Brazil and Bolivia. We also increased our costs for shareholder relation and printing and distribution of our annual report from $35,000 to $57,000. The remaining general and administrative costs for travel, consulting, and shareholder meetings were comparable between 2004 and 2003. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense increased to $108,000 in the second quarter of 2004 compared to $89,000 in the second quarter of 2003. As there were no changes in the management agreement the increase in management fees are related to increased managerial time spent by Crown on our activities during the second quarter of 2004 compared to the second quarter of 2003. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          During the second quarter of 2004, we recorded a deferred tax benefit of $291,000 related to the expected benefit the currently generated net operating losses are expected to provide to offset future taxable income related to our gain on Crown warrants. Although we anticipate we may recognize some of that gain upon either the sale of Crown common stock or, assuming the Crown Kinross merger is completed, the sale of Kinross common stock received upon conversion of Crown common stock and given the decline in the value of our holdings of Crown warrants, as of June 30, 2004 we only recognized a deferred tax benefit to the extent of our existing net deferred tax liabilities as we do not believe it is more likely than not that we will utilize our existing net operating losses to offset future taxable income. During the second quarter of 2003, existing net operating loss carry forwards completely offset our estimated tax provision at statutory rates. As of June 30, 2003 we had recorded a valuation allowance that entirely offset the balance of our existing net operating loss carry forwards.

          During the second quarter of 2003, we recognized a $26,000 loss on a marketable equity security for a decline in the value, which we believed was permanent. There were no gains or losses on equity securities in the second quarter of 2004.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no property or mineral interest write-downs during the second quarter of 2004 or 2003.

          Six months ended June 30, 2004 compared to June 30, 2003

          We had loss of $3,476,000 or $0.11 per share for the six months ended June 30, 2004 compared to net income $858,000 or $0.04 per share for the six months ended June 30, 2003. As explained in more detail below, the primary reason for the decrease from income in the six months ended June 30, 2003 to a loss in the six months ended June 30, 2004 was the recognition of a $2,354,000 unrealized loss on derivative instruments related to our holding of Crown warrants during the six months ended June 30, 2004, compared to a gain of $1,376,000 in 2003. Additionally, exploration expense increased to $503,000 during the six months ended June 30, 2004 compared to $64,000 during the six months ended June 30, 2003. General and administrative costs increased to $385,000 during the six months ended June 30, 2004 compared to $144,000 during the six months ended June 30, 2003, primarily as a result of legal and accounting costs associated with filing our Form 10 registration statement with the SEC. As a result of our pre-tax loss, we recorded income tax benefit of $669,000 during the six months ended June 30, 2004. The utilization of net operating loss carryforwards entirely offset our tax provision during the six months ended June 30, 2003.

          During the six months ended June 30, 2004 we recorded a loss on derivative instruments of $2,354,000 related to our holdings of Crown warrants compared to a gain of $1,376,000 in the six months ended June 30, 2003. Our Crown warrants are exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants may be net settled and are classified as derivative instruments at June 30, 2004 and December 31, 2003. Accordingly, any increase or decrease in the market value of our Crown warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $3,237 at June 30, 2004 compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.75 per share at June 30, 2004.

          During the six months ended June 30, 2004 we recorded interest income of $67,000 compared to interest income of $147,000 during the same period in 2003. The decrease was a combination of no interest being received during 2004 on our investment in Crown Subordinated B Notes, which were converted to shares of Crown common stock in November 2003 and a reduction as a result of interest received in cash during 2004 compared to the value of the interest received in shares during the first six months of 2003. Crown elected to pay interest using its common shares for the first three quarters of 2003. Per the terms of the Notes, the number of shares of Crown stock received was fixed at a conversion rate which did not fluctuate with the quoted market price of the stock and this resulted in additional interest income of $58,000 during the six months ended June 30, 2003 compared to the amount of interest income we would have received had Crown paid the interest in cash. We expect our interest income will decrease as our remaining Senior Notes were converted to Crown common stock in July 2004.

          Our net exploration expense increased to $503,000 during the six months ended June 30, 2004 compared to $64,000 in the six months ended June 30, 2003. During 2004 we focused our exploration efforts on our Legacy Ridge project in Nevada, La Tola project in Peru and our San Pablo project in Bolivia, as well as on our previously explored Pedra Branca project in Brazil. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits. Our gross exploration costs were $518,000 in the six months ended June 30, 2004, which is comparable to $509,000 in the six months ended June 30, 2003. However, the 2003 exploration expenses were offset by joint venture reimbursements of $445,000 by Anglo Platinum on our Pedra Branca project in Brazil. During the six months ended June 30, 2004, Anglo Platinum was evaluating the results of the first phase of joint venture activity completed in 2003 and pending completion of that evaluation, was not required to reimburse costs incurred at Pedra Branca. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral properties in South and North America during 2004 and expect our related gross exploration expenditure levels, excluding joint venture-paid costs, to continue to be somewhat higher than 2003. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to pursue the execution of our strategy of acquiring early-stage stage exploration prospects.

          Depreciation and amortization expense was $118,000 in the six months ended June 30, 2004 compared to $245,000 in the six months ended June 30, 2003. Depreciation and amortization expense during the six months ended June 30 of 2004 and 2003 included $117,000 and $233,000, respectively, of amortization of mineral interests. Beginning January 1, 2002, we have been amortizing our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures most of which became fully depreciated prior to 2004. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April, 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $385,000 in the six months ended June 30, 2004 compared to $144,000 in the six months ended June 30, 2003. General and administrative costs increased primarily related to an increase in legal and accounting costs, which increased to $166,000 in the six months ended June 30, 2004 compared to $35,000, in the six months ended June 30, 2003. The primary reason for the increase is related to work on completing a Form 10 registration statement with the SEC during the six months ended June 30, 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. The general and administrative costs for shareholder meetings also increased from $51,000 in 2003 to $82,000 in 2004 as a result of increased efforts with regard to new Crown and US shareholders from the spin-off of Crown's holdings of our shares. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense increased to $197,000 in the six months ended June 30, 2004 compared to $186,000 in the six months ended June 30, 2003. As there were no changes in the management agreement the increase in management fees are related to increased managerial time spent by Crown on our activities during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          During the six months ended June 30, 2004, we recorded a deferred tax benefit of $669,000 related to the expected benefit the currently generated net operating losses are expected to provide to offset future taxable income related to our gain on Crown warrants. We do not believe it is more likely than not that we will be able to fully utilize our future net operating losses and we have provided a full valuation allowance for our remaining net deferred tax assets as of June 30, 2004. During the six months ended June 30, 2003, existing net operating loss carry forwards completely offset our estimated tax provision at statutory rates. As of June 30, 2003 we had recorded a valuation allowance that entirely offset the balance of our existing net operating loss carry forwards.

          During the six months ended June 30, 2004, we sold an investment in marketable equity securities for $16,000, which was recorded as a receivable in other current assets as of March 31, 2004 and subsequently received in April 2004, and recorded a gain on such sale of $14,000. During first six months of 2003, we recognized a $26,000 loss on a marketable equity security for a decline in the value, which we believed was permanent.

          There were no property or mineral interest write-downs during the six months ended June 30, 2004 or 2003.

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

          We had working capital of $2,877,000 at June 30, 2004 compared to working capital of $3,230,000 as of December 31, 2003. Our working capital consists primarily of our cash and equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2004 and December 31, 2003, we owned 965,491shares of Crown common stock received as interest on our Crown Senior Notes and Crown Subordinated B Note and conversion of the Subordinated Note. The Crown shares are recorded at their fair market value of $1,690,000 and $2,433,000 at June 30, 2004 and December 31, 2003, respectively. In addition we own other marketable equity securities with a fair value of $48,000 and $143,000 as of June 30, 2004 and December 31, 2003, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the six months ended June 30, 2004 we recorded a loss on marketable equity securities of $836,000, less related deferred tax benefit of $607,000. During the six months ended June 30, 2003 we recorded a gain on marketable equity securities of $1,324,000. In addition during the six months ended June 30, 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gains on marketable equity securities in other comprehensive income.

          As of June 30, 2004, we own 965,491 shares of Crown common stock and have warrants to acquire up to 3,057,143 additional shares of Crown common stock at prices between $0.60 and $0.75 per share. In addition, we could acquire an additional 3,057,143 shares of Crown common stock through the conversion of the Crown Senior Notes. On July 14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 Crown shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, we exercised two Crown warrants, which gave us the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,142 shares of Crown common stock when exercised on a cash basis for $0.75 per share. These warrants were exercised on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. As part of the spin-off, because we own 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, we received 1,317,142 shares of our own common stock, which will be retired and have the status of authorized but unissued shares of common stock. This will have the result of reducing the amount of issued and outstanding shares of common stock by the amount of common stock we received as a result of the spin-off and increasing the percentage ownership interest in us for each of our shareholders.

          Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated our investment in Crown securities would convert into approximately 1,767,450 shares of Kinross. We have estimated that these Kinross shares would be valued at approximately $9.4 million, assuming the July 30, 2004 market price of $5.31 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2005.

          In August 2003, we signed the Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. Two payments, totaling $25,000, have been made pursuant to the Option Agreement as of June 30, 2004. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year $2.3 million work commitment.

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

          On January 28, 2003, we entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo Platinum") whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month expenditure in July 2003 and has agreed to fund the second six-month $500,000 work commitment. We expect this phase to begin in the third quarter of 2004.

          In October 2001, we invested $1,000,000 in two Senior Notes issued by Crown which were converted in July 2004; see related party transactions, below. As part of that investment, Crown issued us warrants exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. On July 12, 2004 we exercised our Crown warrants, see related party transactions, below. We recorded the warrants at their fair value of $110,000 on the date of the transaction, and this fair value was recorded as a discount to the Senior Notes receivable from Crown. The discount is being amortized over the life of the Senior Notes as additional interest income. As a result, we recorded $11,000 of interest income from amortization of the warrant discount for the six months ended June 30, 2004 and 2003. The fair value of the warrants was $3,237,000 and $5,591,000 at June 30, 2004 and December 31, 2003, respectively.

          As a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $1,276,000 at December 31, 2003. However as a result of recording pre-tax operating losses of $3,476,000 for the six months ended June 30, 2004, Solitario estimates that its deferred tax assets exceed its deferred tax liabilities at June 30, 2004. Solitario does not believe it is more likely than not that it will be able to utilize those deferred tax assets, and accordingly, it has provided a valuation allowance for its net deferred tax assets.

          Cash and cash equivalents were $1,322,000 as of June 30, 2004 compared to $1,273,000 at December 31, 2003. Our cash balances are considered adequate to fund our 2004 exploration plan and all other 2004 expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

          We have been a reporting issuer in Canada and became a reporting issuer in the U.S during the first quarter of 2004. As a reporting issuer in the U.S., we are required to comply with a variety of new rules and regulations specific to the U.S. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time-consuming and/or costly.

Cash Flows

          Net cash used in operations during the six months ended June 30, 2004 increased to $891,000 compared to $510,000 for the six months ended June 30, 2003 primarily as a result of increased exploration expense related to new properties and increased general and administrative costs related to the filing of our registration statement with the SEC. Investing activities provided $42,000 of cash during the six months ended June 30, 2004 compared to a use of $289,000 during the six months ended June 30, 2003. The expenditures during 2004 were for land and leasehold acquisition costs as we acquired the Legacy Ridge project and the San Pablo project and made option payments on the Triunfo and La Tola projects. The use of cash by investing activities during 2003 was the result of the purchase of $400,000 of the Subordinated B Notes previously discussed above. Cash provided by financing activities of $898,000 during the six months ended June 30, 2004 related to the exercise of stock options for 1,021,000 shares of our common stock. There were no similar option exercises in the six months ended June 30, 2003. During April 2004 we collected the final installment payment of $100,000, plus interest from Newmont Mining Company, related to the sale of our Yanacocha property.

Contractual Obligations

          As of June 30, 2004, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current interests in our mineral property positions. While these payments are not fixed obligations since we can abandon our mineral properties at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $229,000 annually, before reimbursement from any of our partners. We also have entered into agreements that commit us to exploration and mineral interest expenditures of $380,000 in 2004. We may be required to make further payments in the future if we elect to exercise our options under those contracts.

          Additionally, we currently do not lease any facilities. If the Crown transaction with Kinross is completed, we estimate our facility lease costs will be approximately $30,000 per year.

Related Party Transactions

          At June 30, 2004, Crown owned 37.1% of us. Crown provides management and technical services to us under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement we are billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and our activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown's and our Board. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid by us were $108,000 and $197,000, respectively, for the three and six months ended June 30, 2004. Management service fees paid by us were $89,000 and $186,000, respectively, for the three and six months ended June 30, 2003.

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has no beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. As part of the spin-off, because we own 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, we received 1,317,142 shares of our own common stock, which will be retired and have the status of authorized but unissued shares of common stock.

          Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated its annual general and administrative costs would be approximately $400,000 to $500,000 higher after the spin-off as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and us.

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown's Board and our Board approved the investment in the Notes. We were paid $25,000 and $50,000, respectively, in cash as interest income under the Senior Notes for the three and six months ended June 30, 2004. We were paid 83,133 and 160,196 , respectively, Crown shares as interest income under the Senior Notes for the three and six months ended June 30, 2003. On July14, 2004, we converted the $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Notes).

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gave us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gives us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. The fair value of the warrants, based upon a quoted bid price, was $3,237,000 and $5,591,000 at June 30, 2004 and December 31, 2003, respectively. We recognize any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. We recorded a loss on derivative instruments related to a decrease in the value of the warrants of $1,559,000 and $2,334,000, respectively for the three and six months ended June 30, 2003. We recorded a gain on derivative instruments related to an increase in the value of the warrants of $764,000 and $1,376,000, respectively, for the three and six months ended June 30, 2003. On July 12, 2004, we exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, we (Zoloto and Solitario), as Signing Shareholders, agreed that each would vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2004, the Signing Shareholders collectively held 1,733,866 shares or approximately 7.7% of the outstanding shares of Crown. During July 2004, the Signing Shareholders exercised warrants and converted Crown convertible debt so that at July 30, 2004 they collectively held 12,695,186 shares or 31.9% of the outstanding shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 38.0% of the then outstanding Crown shares.

          On February 21, 2003, we invested $400,000 in Crown's 10% convertible subordinated promissory notes due 2006 Series B (the "Subordinated B Notes"). On November 5, 2003, our Subordinated B Notes were automatically converted into 533,333 shares of Crown common stock.

          As of June 30, 2004 we own 965,491 shares of Crown common stock. Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2004, 2,012,458 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 9% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, at June 30, 2004, the Signatories held $3,000,000 of Senior Notes which they agreed to convert prior to the vote into 8,771,429 shares and hold at June 30, 2004 options to acquire 1,917,500 shares, which could be exercised prior to the record date for the shareholders' meeting, for a total of 12,701,387 shares, which would represent 36.5% of the then outstanding shares. In July 2004, the Signatories converted debt and exercised warrants and at July 30, 2004 hold 14,891,278 shares of Crown common stock, which represents 37.4% of the outstanding Crown shares. Additionally, as of July 30, 2004, the Signatories hold Crown warrants for 5,714,286 shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.5% of the then outstanding Crown shares.

          After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of July 30, 2004, we own 6,071,626 shares or approximately 15.3% of Crown common stock from (i) conversion of our Senior Notes, (ii) exercise of our Crown warrants, (iii) automatic conversion of our Subordinated B Notes and (iv) stock received as interest on our Senior and Subordinated B Notes.

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

          On January 28, 2003 we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month expenditure in July 2003 and has agreed to fund the second six-month $500,000 work commitment. We expect this phase to begin in the third quarter of 2004.

          In July 2002, we signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek can earn 51% interest in the La Pampa property by expending $4.5 million on exploration of La Pampa over a five-year period. As part of the agreement, Bear Creek will pay all costs to maintain the concessions. As part of the agreement Bear Creek must complete a minimum of 1,000 meters of drilling on the property. Bear Creek may earn an additional 14% interest (for a total of 65%) by completing a bankable feasibility study on the property within two years of earning its 51% interest. In February 2004, Bear Creek notified us that it intended to terminate its interest in the La Pampa project. In June 2004, Bear Creek paid us $15,000 to terminate its joint venture interest. We are evaluating the results of Bear Creek's technical data to determine our future course of action. Solitario has no capitalized mineral interest relating to La Pampa at June 30, 2004.

          In August 2003, we signed an Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. Two payments, totaling $25,000, have been made pursuant to the Option Agreement as of June 30, 2004. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario plans to spend a minimum of $100,000 during the first year as part of its five-year $2.3 million work commitment.

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

Critical Accounting Policies

Mineral Properties, net

          We classify our interest in mineral properties as Mineral Properties, net (tangible assets) pursuant to EITF 04-2 (see "Recent Accounting Pronouncements, above). Prior to adoption of EITF 04-2 in April 2004, we classified our interests in mineral properties as intangible assets, Mineral Interests, net. Our mineral properties represent mineral use rights for parcels of land we do not own. All of our mineral properties relate to exploration stage properties and the value of these assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. Prior to the adoption of EITF 094-2, we amortized the excess cost of our mineral interests over their estimated residual value over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which our estimated exploration cycle. We amortized our mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis. We no longer amortize our mineral properties pursuant to the adoption of EITF 04-2.

Impairment

          Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded no impairments of mineral properties in the three and six month periods ended June 30, 2004 and 2003, respectively. However, we may record future impairments if certain events occur, including loss of a joint venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

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

Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. We do not believe it is more likely than not that we will be able to fully utilize our future net operating losses and we have provided a full valuation allowance for our remaining net deferred tax assets as of June 30, 2004.

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), subject to ratification by the Financial Accounting Standards Board ("FASB"), that mineral interests conveyed by leases should be considered tangible assets. On March 31, 2004, the FASB ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position ("FSP") in this regard. On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We adopted EITF No. 04-2 on April 1, 2004 and reclassified our mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in our balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production.

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

          In April 2004, the EITF issued EITF Issue No. 04-3 "Mining Assets: Impairment and Business Combinations" ("EITF No. 04-3"), which evaluated certain issues related to values in mining properties beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in the future market price of minerals. The EITF reached a consensus that fair value of mining properties generally includes both VBPP and the effects of anticipated fluctuations in the future market price of minerals and that entities should generally include both in determining the fair value allocated to mining assets in a purchase price allocation and in the cash flow analysis (both discounted and undiscounted) used for determining whether a mining asset should be impaired. The consensus reached by the EITF should be applied prospectively in the periods after March 31, 2004, but early application is permitted in periods for which financial statements have not been issued. The adoption of EITF No. 04-3 did not have any impact on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Item 4. Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of June 30, 2004 pursuant to Rule 13a - 15 (b) under the Securities Exchange Act of 1034 ("Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Even an effective internal control system, no matter how well designed, has inherent limitations including the possibility of the circumvention or overriding of controls. Therefore, the Company's internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company's financial reporting and financial statement preparation. Our disclosure controls and procedures are working at a reasonably effective level.

There was no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

          During June 2004, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 312,000 shares of our common stock, at an exercise price of Cdn$1.22 per share pursuant to rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On June 28, 2004 we held our Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

          a)     Election of Directors. Five directors were re-elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

Name	Number of Shares
	For	Withheld
Christopher E. Herald	14,153,656	117,910
John Hainey	14,274,566	3,834
Mark E. Jones, III	14,153,656	124,744
Leonard Harris	14,158,656	119,744
Daniel Leonard	14,274,566	3,834

          b).     Appointment of Auditors. The appointment of Deloitte and Touche, LLP as our auditors for the fiscal year 2004 was ratified with 14,276,866 shares voting for and 1,534 shares abstaining.

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibits Number                                                            Description
10.1	Letter Agreement between Newmont Peru Limited and Solitario Resources Corporation, dated April 5, 2004 (incorporated by reference to Form 8-K, dated April 5, 2004).
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8 K:

          During the quarter ended June 30, 2004, on April 7, 2004 Solitario Resources Corporation filed a report on Form 8-K reporting, pursuant to Item 5, that it had signed a Letter Agreement with Newmont Peru Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in Solitario's 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total 65% interest) by completing a bankable feasibility study and arranging 100% project financing. In addition to its retained participating interest in the project, Solitario retains a 1.75% net smelter return royalty interest on gold and silver production from the property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION
August 13, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer