Form 10-Q
period 2004-09-30
SOLITARIO RESOURCES CORP
filed 2004-11-15
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2004

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

          There were 24,686,992 shares of $0.01 par value common stock outstanding as of November 8, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 743	$ 1,273
Note receivable	-	112
Investments in marketable equity securities, at fair value	3,021	2,576
Prepaid expenses and other	175	32
Total current assets	3,939	3,993
Mineral properties, net	2,654	2,760
Note receivable from Crown Resources Corporation, net of discount	-	937
Investment in Crown Resources Corporation warrant, at fair value	-	5,591
Investments in marketable equity securities, at fair value	9,121	-
Other assets	32	7
Total assets	$15,746	$13,288

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 259	$ 53
Due to Crown Resources Corporation	178	25
Deferred income taxes	-	685
Total current liabilities	437	763
Deferred income taxes	2,628	591
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2004 and December 31, 2003)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (24,626,992 and 24,923,134 shares issued and outstanding at September 30, 2004 and December 31, 2003)	246	249
Additional paid-in capital	22,021	22,498
Accumulated deficit	(14,547)	(11,968)
Accumulated other comprehensive income	4,961	1,155
Total stockholders' equity	12,681	11,934
Total liabilities and stockholders' equity	$15,746	$13,288

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003
Costs, expenses and other:
Exploration expense	$ 358	$ 147	$ 861	$ 211
Depreciation and amortization	1	122	119	367
General and administrative	170	74	555	218
Property write-down and abandonment	64	-	64	-
Management fees	96	89	293	275
Unrealized loss (gain) on derivative instruments	(612)	(944)	1,742	(2,320)
Loss (gain ) on sale of equity securities	73	-	59	26
Interest income	(125)	(91)	(192)	(238)
(Loss) income before income taxes	(25)	603	(3,501)	1,461
Income tax benefit	253	-	922	-
Net income (loss)	$ 228	$ 603	$(2,579)	$1,461
Earnings per share:
Basic net income (loss) per share	$ 0.01	$ 0.03	$ (0.10)	$ 0.06
Diluted net income (loss) per share	$ 0.01	$ 0.03	$ (0.10)	$ 0.06
Weighted average number of shares outstanding
Basic	25,228	23,407	25,650	23,407
Diluted	26,346	23,407	25,650	23,407

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2004	2003
Operating activities:
Net (loss) income	$ (2,579)	$ 1,461
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	1,742	(2,320)
Depreciation and amortization	119	367
Asset write-downs	64	-
Loss (gain) on sales of equity securities	59	26
Interest income received in stock	(142)	(207)
Deferred income taxes	(922)	-
Interest income from amortization of note discount	(12)	(18)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(143)	(23)
Accounts payable	206	(4)
Due to Crown Resources Corporation	153	(46)
Net cash used in operating activities	(1,455)	(764)
Investing activities:
Investment in Crown Resources Corporation promissory notes and warrants	-	(400)
Collections on note receivable	112	111
Proceeds from sale of marketable equity securities	16	-
Additions to mineral properties and other assets	(101)	(10)
Net cash provided by (used in) investing activities	27	(299)
Financing activities:
Issuance of common stock	898	-
Net cash provided by financing activities	898	-
Net decrease in cash and cash equivalents	(530)	(1,063)
Cash and cash equivalents, beginning of period	1,273	1,405
Cash and cash equivalents, end of period	$ 743	$ 342

Supplemental disclosure of cash flow information:
Treasury received in spin-off from Crown Resources Corporation's treasury stock	1,541	-
Cancellation of treasury stock	(1,541)	-

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral interests. At September 30, 2004, Solitario's mineral interests are located in Brazil, Bolivia and Peru and the state of Nevada in the United States. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"). CRCC is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As a result of the issuance of shares subsequent to 1984, CRCC's ownership of Solitario's shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. As of September 30, 2004, Crown owns 93 shares of Solitario from fractional shares remaining after the spin-off, which it intends to sell and has no other beneficial ownership interest in Solitario. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2004 and 2003 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2004.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2003. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation. The unaudited financial statements include amounts that have been reclassified to conform to the current presentation.

Recent developments

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR Gold Corp. ("TNR") common stock for 500,000 shares of TNR common stock and a warrant to purchase an additional 500,000 shares of TNR for Cdn$0.16 per share for a period of two years. The TNR common shares received contain a restriction on public sale in Canada through November 28, 2004. The transaction has been accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrant. Solitario recorded a loss on sale of marketable equity securities of $73,000 during the three months ended September 30, 2004. The TNR shares and warrants are classified as marketable equity securities held for sale. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition, Crown retained 93 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. As part of the spin-off, Solitario, which owns 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, received 1,317,142 shares of its own common stock, valued at the market price of the shares received on July 26, 2004 of $1,541,000 , which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, Solitario exercised two Crown warrants, which gave Solitario the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,143 shares of Crown common stock when exercised on a cash basis for $0.75 per share. Theses warrants were exercised on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Under the cashless exercise, Solitario received that number of shares of Crown equal to the in-the-money portion of its Crown warrants based on the July 12, 2004 closing market price of Crown common stock of $1.95 per share. After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of November 8, 2004, Solitario owns 6,071,626 shares of Crown common stock, which represents 15.2% of Crown, which is accounted for under the cost method. Solitario accounts for these shares of Crown common stock as available for sale marketable equity securities, which have a fair value of $12,083,000 as of September 30, 2004.

          On July 12, 2004, Solitario signed an agreement with Silverthorn Exploration, Inc. ("Silverthorn") to earn a 60% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 139 unpatented mining claims totaling approximately 1,125 hectares. The agreement (the "Silverthorn Agreement") calls for Solitario to make an initial payment of $10,000 on signing and for Solitario to make additional escalating payments totaling $90,000 over the next four years as well as spend a total of $2.0 million on exploration over four years to earn its 60% interest. Solitario may earn an additional 20% interest in the property by paying Silverthorn an additional $100,000 and spending an additional $2.0 million in exploration during the four-year the earn in period. After completing the first year exploration commitment by completing 1,220 meters of drilling, Solitario may terminate its option to acquire the property with no further obligation. At September 30, 2004, we are developing our drilling plan to meet our first year's work commitment.

          On April 2, 2004, Solitario signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, Solitario retains a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property.

          In February 2004, Solitario signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement called for Solitario to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 was made. After spending $15,000 during the first six-month period, Solitario had the right to terminate the San Pablo Agreement at any time with no further obligations. In September 2004, after performing a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization, Solitario decided to terminate the San Pablo agreement and recorded a $10,000 mineral property write down. As of September 30, 2004, Solitario has no interest in the San Pablo project.

          In February 2004, Solitario signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for Solitario to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. Solitario completed its initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling Solitario elected to terminate its option to earn an interest in the project and recorded a $25,000 mineral property write-down during the third quarter of 2004. As of September 30, 2004, Solitario has no interest in the Legacy Ridge project.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified Solitario that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 Solitario dropped the La Pampa project and because it had no capitalized mineral interest, there was no related charge to mineral property write down. As of September 30, 2004, Solitario has no interest in the La Pampa project.

          During the third quarter of 2004, after failing to secure a joint venture, Solitario dropped its claims at the Sapalache gold project located in the Department of Piura, Peru and recorded a mineral property write-down of $29,000. As of September 30, 2004, Solitario has no interest in the Sapalache project.

Employee stock compensation plans

          Solitario accounts for certain awards under its 1994 Stock Option Plan (the "Plan") in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date. As a result of repricing of its options in 1999, Solitario accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the quoted market price of Solitario's stock in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25)." There was no compensation expense recorded in the three and nine months ended September 30, 2004 and 2003 as a result of variable plan accounting. As of September 30, 2004, there were no remaining options that are subject to variable plan accounting.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No.s 148 and 123. There were no option awards granted or modified during the third quarter of 2004. There were 142,500 option awards granted during the third quarter of 2003. There were no options exercised during the three months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004, options for 1,021,000 shares were exercised. There were no options exercised during the nine months ended September 30, 2003. The fair values of options granted for pro forma disclosure were estimated at the date of grant using a Black-Scholes option pricing model and such fair value is being amortized over the vesting period of the option as stock-based compensation. The following pro forma information is provided for the fair value of options outstanding during the three and nine months of 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) as reported	$ 228	$ 603	$(2,579)	$ 1,461
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(42)	(19)	(69)
Pro forma net income (loss)	$ 225	$ 561	$(2,598)	$ 1,392
Basic and diluted net income (loss) per share
As reported	$ 0.01	$ 0.03	$ (0.10)	$ 0.06
Pro forma	$ 0.01	$ 0.02	$ (0.10)	$ 0.06

Recent Accounting Pronouncements

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), that mineral interests conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") amended SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Solitario adopted EITF No. 04-2 on April 1, 2004 and reclassified its mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in its condensed consolidated balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production.

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

2.       Comprehensive income

          The following represents comprehensive income and its components:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$ 228	$ 603	$(2,579)	$1,461
Unrealized gain on marketable equity securities, net of related tax effects	3,992	231	3,769	179
Reclassification adjustment for net losses arising during the period, net of related tax effects of $30 and $22, respectively, for the three and nine months ended September 30, 2004	43	-	37	-
Comprehensive income	$4,263	$ 834	$ 1,227	$1,640

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Geologic, drilling and assay	$265	$ 79	$497	$387
Field expenses	140	53	325	163
Administrative	63	27	164	118
Joint venture payments (see below)	(110)	(12)	(125)	(457)
Total exploration costs	$ 358	$ 147	$ 861	$ 211

          On January 28, 2003, Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. As part of the agreement, Anglo decided to go forward with the $500,000 second phase of the exploration program in the second quarter of 2004. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. No significant work was conducted during the first six months of 2004 at Pedra Branca as Anglo did not begin work on the second phase of the project until July 2004. In addition, during June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa joint venture.

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

          As a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $1,276,000 at December 31, 2003. Additionally, primarily as a result of recording an unrealized gain of $3,767,000 on marketable equity securities related primarily to Solitario's holdings of Crown stock for the nine months ended September 30, 2004, Solitario estimates that its deferred tax liabilities exceed its deferred tax assets by $2,628,000 at September 30, 2004.

          Solitario recorded a deferred tax benefit of $253,000 and $922,000, respectively, for the three and nine months ended September 30, 2004 in the consolidated statement of operations. Solitario also recorded deferred tax expense of $3,043,000 and $2,436,000, respectively, during the three and nine months ended September 30, 2004, to other comprehensive income related to unrealized gains of $7,078,000 and $6,242,000, respectively, on marketable equity securities for the three and nine months ended September 30, 2004. Solitario also recorded a deferred tax benefit of $160,000 to additional paid in capital related to the tax effects of stock options exercised during 2004.

5.       Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown's activities and Solitario's activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $96,000 and $293,000 for the three months and nine months ended September 30, 2004, respectively. Management service fees incurred by Solitario were $89,000 and $275,000 for the three and nine months ended September 30, 2003, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR Gold Corp. ("TNR") common stock for 500,000 shares of TNR common stock and a warrant to purchase an additional 500,000 shares of TNR for Cdn$0.16 per share for a period of two years. The TNR common shares received contain a restriction on public sale in Canada through November 28, 2004. The transaction has been accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrant. Solitario recorded a loss on sale of marketable equity securities of $73,000 during the three months ended September 30, 2004. The TNR shares and warrants are classified as marketable equity securities held for sale. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario's shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. As part of the spin-off, Solitario, which owns 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $50,000 in cash as interest income under the Senior Notes for the nine months ended September 30, 2004. Solitario was paid 89,522 and 249,718, respectively, Crown shares as interest income under the Senior Notes for the three and nine months ended September 30, 2003. On July 14, 2004, Solitario converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Notes. Solitario recorded $949,000, the net book value of its Senior Notes, as marketable equity securities for the Crown shares received upon conversion of the Senior Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gave Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. The fair value of the warrants, based upon a quoted bid price, was $3,849,000 at July 12, 2004, just prior to exercise and $5,591,000 at December 31, 2003. Solitario recognizes any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. Solitario recorded a gain on derivative instruments related to an increase in the value of the warrants of $612,000 up to the date of exercise during the three months ended September 30, 2004. Solitario recorded a loss on derivative instruments related to a decrease in the value of the warrants of $1,742,000 up to the date of exercise during the nine months ended September 30, 2004. Solitario recorded a gain on derivative instruments related to an increase in the value of the warrants of $944,000 and $2,320,000, respectively, for the three and nine months ended September 30, 2003. Solitario recorded $3,849,000, the net book value of its Crown warrants, as marketable equity securities for the Crown shares received upon exercise of the Crown warrants.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross Gold Corporation of Toronto, Canada ("Kinross"), along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of a plan of merger that Crown and Kinross entered into on November 20, 2003, whereby Crown shareholders would exchange each of their shares of Crown common stock for 0.2911 shares of Kinross common stock ("the Merger Agreement:"), and against the acquisition of Crown by any person other than Kinross. As of September 30, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of September 30, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of September 30, 2004 Solitario owns 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of September 30, 2004 the fair market value of these shares was $12,083,000.

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

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral properties in Peru, Bolivia and Brazil and, since February 2004, the state of Nevada in the United States. Prior to July 26, 2004, Crown Resources Corporation ("Crown") owned 37.1% of our common stock. In July 2004, we converted our Crown convertible debt, exercised our Crown warrants and Crown distributed its holdings of our common stock in a spin-off to its shareholders. These are discussed in more detail below.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently, we have no mineral interest or mineral properties in development. We currently own six mineral interest projects under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

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

          The potential sale, joint venture or development of our mineral interests or properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through issuance of common stock. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future.

          We have a significant investment in Crown at September 30, 2004, which consists of 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of November 8, 2004 our holdings of Crown common stock would convert into 1,767,450 shares of Kinross common stock with a value of approximately $14.2 million based upon the market price of $8.03 per Kinross share. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources.

Recent Developments

          On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          On July 14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 Crown shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, we exercised two Crown warrants, which gave us the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,143 shares of Crown common stock when exercised on a cash basis for $0.75 per share. These warrants were exercised on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Under the cashless exercise, we received that number of shares of Crown equal to the in-the-money portion of its Crown warrants and on July 12, 2004 the closing market price of Crown common stock was $1.95 per share.

          On July 12, 2004, we signed an agreement with Silverthorn Exploration, Inc. ("Silverthorn") to earn a 60% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 139 unpatented mining claims totaling approximately 1,125 hectares. The agreement (the "Silverthorn Agreement") calls for us to make an initial payment of $10,000 on signing and for us to make additional escalating payments totaling $90,000 over the next four years as well as spend a total of $2.0 million on exploration over four years to earn its 60% interest. We may earn an additional 20% interest in the property by paying Silverthorn an additional $100,000 and spending an additional $2.0 million in exploration during the four-year earn in period. After completing the first year exploration commitment by completing 1,220 meters of drilling, we may terminate our option to acquire the property with no further obligation. At September 30, 2004 we are developing our drilling plan to meet our first year's work commitment.

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

          In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement called for us to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 was made. After spending $15,000 during the first six-month period, we had the right to terminate the San Pablo Agreement at any time with no further obligations. In September 2004, after performing a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization, we decided to terminate the San Pablo agreement and recorded a $10,000 mineral property write down. As of September 30, 2004 we have no interest in the San Pablo project.

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for us to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. We completed our initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling we elected to terminate our option to earn an interest in the project and recorded a $25,000 mineral property write-down during the third quarter of 2004. As of September 30, 2004 we have no interest in the Legacy Ridge project.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 we dropped the La Pampa project and because we had no capitalized mineral interest, there was no related charge to mineral property write down. As of September 30, 2004 we have no interest in the La Pampa project.

          During the third quarter of 2004, after failing to secure a joint venture, we dropped our claims at the Sapalache gold project located in the Department of Piura, Peru and recorded a mineral property write-down of $29,000. As of September 30, 2004 we have no interest in the Sapalache project.

Results of Operations

Comparison of the quarter ended September 30, 2004 to the quarter ended September 30, 2003

          We had net income of $228,000 or $0.01 per basic and diluted share for the three months ended September 30, 2004 compared to net income $603,000 or $0.03 per basic and diluted share for the three months ended September 30, 2003. As explained in more detail below, the primary reason for the decrease in net income in the three months ended September 30, 2003 compared to the three months ended September 30, 2004 was the recognition of a $612,000 unrealized gain on derivative instruments related to our holdings of Crown warrants during the third quarter of 2004, compared to an unrealized gain on derivative instruments of $944,000 in 2003. Additionally, exploration expense increased to $358,000 during the third quarter of 2004 compared to $147,000 during the third quarter of 2003 and general and administrative costs increased to $170,000 during the third quarter of 2004 compared to $74,000 during the third quarter of 2003, primarily as a result of legal and accounting costs associated with filing our Form 10 registration statement with the U.S. Securities and Exchange Commission (the "SEC"). We also recorded a $73,000 loss on sale of marketable equity securities when we exchanged 500,000 shares of TNR Gold Corp. ("TNR") common stock for 500,000 shares of TNR common stock and a warrant to purchase 500,000 shares of TNR.

          During the third quarter of 2004 we recorded an unrealized gain on derivative instruments of $612,000 related to our holdings of Crown warrants compared to an unrealized gain of $944,000 in the third quarter of 2003. We exercised our Crown warrants on July 12, 2004. The warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants could be net settled and were classified as derivative instruments. Accordingly, any increase or decrease in the market value of our Crown warrants has been included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants increased to $3,849,000 at July 12, 2004 compared to $3,237,000 at June 30, 2004, primarily as a result of the increase in the value of Crown's common stock, which increased from $1.75 per share at June 30, 2004 to $1.95 per share at July 12, 2004, just prior to exercise. On July 12, 2004, we exercised all of our Crown warrants on a cashless basis and received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Assuming the completion of the Kinross transaction, these Crown common shares will be converted into Kinross shares.

          During the third quarter of 2004 we recorded interest income of $125,000 compared to interest income of $91,000 during the same period in 2003. All of our interest during the third quarter of 2004 related to our investment in Crown Senior Notes. Upon conversion of our Crown Senior Notes we received 75,367 shares of Crown common stock for interest, which were paid at the conversion rate of $0.35 per share when the market price of the shares was $1.88 per share. As a result we recorded $117,000 additional interest over the interest income we would have received had the interest been paid in cash upon the conversion of the Senior Notes during the third quarter of 2004. During the third quarter of 2003 we recorded $71,000 of interest on our Senior Notes including $46,000 of interest relating to additional interest due to interest being paid in Crown shares rather than being paid in cash, and we recorded $13,000 of interest income on our investment in Crown Subordinated B Notes, which were converted to shares of Crown common stock in November 2003, including $2,000 of interest relating to additional interest due to interest being paid in Crown shares rather than being paid in cash. We expect our interest income will decrease for the remainder of 2004 as we converted our remaining Senior Notes to shares of Crown common stock in July 2004.

          Our net exploration expense increased to $358,000 during the third quarter of 2004 compared to $147,000 in the third quarter of 2003. During 2004 we focused our exploration efforts on our Legacy Ridge project in Nevada, La Tola project in Peru, our Triunfo and San Pablo projects in Bolivia, as well as on our previously explored Pedra Branca project in Brazil. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits. Accordingly, our gross exploration costs increased to $468,000 in the third quarter of 2004 from $159,000 in the third quarter of 2003. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $110,000 during the third quarter of 2004 and $12,000 during the third quarter of 2003. In addition to our work at Pedra Branca the increase in our gross exploration costs primarily consisted of drilling, sampling and exploration at our Legacy Ridge project in Nevada as well as increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. As a result of this exploration and evaluation we decided to drop our interests in four properties during the third quarter of 2004; San Pablo in Bolivia, Legacy Ridge, in Nevada, La Pampa in Peru and Sapalache in Peru. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in South and North America during 2004 and expect our related gross exploration expenditure levels to increase relative to 2003. In addition, we anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to execute our strategy of acquiring early-stage stage exploration prospects. We have not planned or budgeted for such an increase and will not do so until the transaction is completed. The amount of the increase cannot be predicted at this time.

          We had $1,000 of depreciation and amortization expense in the third quarter of 2004 compared to $122,000 in the third quarter of 2003. Depreciation and amortization expense during the third quarter of 2003 included $116,000 of amortization of mineral interests. Beginning January 1, 2002, we amortized our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures most of which became fully depreciated during 2004 and 2003. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $170,000 in the third quarter of 2004 compared to $74,000 in the third quarter of 2003. The largest increase in general and administrative costs related to an increase in legal and accounting costs, which increased to $81,000in the third quarter of 2004 compared to $14,000, respectively, in the third quarter of 2003. The primary reason for the increase is related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during the third quarter of 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. In addition, during 2004, we increased staff and travel costs with the addition of the U.S. property in Nevada and the increased exploration effort in Peru, Brazil and Bolivia. We also increased our costs for shareholder relation and printing and distribution of our annual report to $42,000 in the third quarter of 2004 from $6,000 in the third quarter of 2003. The remaining general and administrative costs for travel, consulting, and shareholder meetings were comparable between 2004 and 2003. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense increased to $96,000 in the third quarter of 2004 compared to $89,000 in the third quarter of 2003. As there were no changes in the management agreement the increase in management fees are related to increased managerial time spent by Crown on our activities during the third quarter of 2004 compared to the third quarter of 2003. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown and Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that have a restriction on public sale in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the three months ended September 30, 2004. The TNR shares and warrants are classified as marketable equity securities held for sale. Solitario has assigned a zero value to the warrant based upon estimated fair value. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

          During the third quarter of 2004, we recorded a deferred tax benefit of $253,000 related to the expected benefit of the currently generated year to date net operating losses through September 30, 2004 that are expected to offset future taxable income related to our gain on Crown warrants recorded as gain on derivative instruments and our unrealized gains on marketable equity securities, primarily related to our holdings of Crown common shares, with such gain recorded as other comprehensive income. We anticipate we may recognize some of that gain upon either the sale of Crown common stock or, assuming the Crown and Kinross merger is completed, the sale of Kinross common stock received upon conversion of Crown common stock. At June 30 2004 we were in a net tax asset position, given the decline in the value of our holdings of Crown warrants during the six months ended June 30, 2004, and we only recognized a deferred tax benefit to the extent of our existing net deferred tax liabilities as we did not believe it was more likely than not that we would utilize our existing net operating losses to offset future taxable income. However upon the conversion of our Senior Notes and the exercise of our Crown warrants into Crown common stock, during the third quarter we recorded a $3,015,000 deferred tax liability related to an increase of $7,005,000 in the fair value of that Crown stock. The increase in our deferred liability during the third quarter of 2004 offset the net deferred tax asset balance in the prior quarter, which allowed us to provide a full deferred tax benefit for the year to date loss, resulting in an increase in the deferred tax benefit during the third quarter of 2004. During the third quarter of 2003, existing net operating loss carry forwards completely offset our estimated tax provision at statutory rates. As of September 30, 2003 we had recorded a valuation allowance that entirely offset the balance of our existing net operating loss carry forwards.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. During the quarter ended September 30, 2004 we recorded $64,000 of property write-downs related to our San Pablo, Legacy Ridge, La Pampa, and Sapalache projects. There were no property or mineral interest write-downs during the third quarter of 2003.

          Nine months ended September 30, 2004 compared to September 30, 2003

          We had loss of $2,579,000 or $0.10 per basic and diluted share for the nine months ended September 30, 2004 compared to net income $1,461,000 or $0.06 per basic and diluted share for the nine months ended September 30, 2003. As explained in more detail below, the primary reason for the decrease from income in the nine months ended September 30, 2003 to a loss in the nine months ended September 30, 2004 was the recognition of a $1,742,000 unrealized loss on derivative instruments related to our holding of Crown warrants during the nine months ended September 30, 2004, compared to an unrealized gain of $2,320,000 in 2003. Additionally, exploration expense increased to $861,000 during the nine months ended September 30, 2004 compared to $211,000 during the nine months ended September 30, 2003. General and administrative costs increased to $555,000 during the nine months ended September 30, 2004 compared to $218,000 during the nine months ended September 30, 2003, primarily as a result of legal and accounting costs associated with filing our Form 10 registration statement with the SEC. In addition, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that may not be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange. As a result of our pre-tax loss, we recorded income tax benefit of $922,000 during the nine months ended September 30, 2004. The utilization of net operating loss carryforwards entirely offset our tax provision during the nine months ended September 30, 2003.

          During the nine months ended September 30, 2004 we recorded an unrealized loss on derivative instruments of $1,742,000 related to our holdings of Crown warrants compared to an unrealized gain of $2,320,000 in the nine months ended September 30, 2003. We exercised our Crown warrants on July 12, 2004. Our Crown warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants could be net settled and were classified as derivative instruments. Accordingly, any increase or decrease in the market value of our Crown warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $3,849,000 at July 12, 2004, just prior to exercise, compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.95 per share at July 12, 2004.

          During the nine months ended September 30, 2004 we recorded interest income of $192,000 compared to interest income of $238,000 during the same period in 2003. The decrease was a combination of no interest being received during 2004 on our investment in Crown Subordinated B Notes, which were converted to shares of Crown common stock in November 2003 and a reduction as a result of interest received in cash during 2004 compared to the value of the interest received in shares during the first nine months of 2003. Crown elected to pay interest using its common shares for the first three quarters of 2003 and paid interest in cash on its Notes thereafter. However we did receive 75,367 shares of Crown common stock on July 14, 2004 as interest upon the conversion of our Crown Senior Notes. Per the terms of the Notes, the number of shares of Crown stock received was fixed at a conversion rate, which did not fluctuate with the quoted market price of the stock. This resulted in additional interest income of $117,000 and $58,000, respectively, during the nine months ended September 30, 2004 and 2003 compared to the amount of interest income we would have received had Crown paid the interest in cash. We expect our interest income will decrease as our remaining Senior Notes were converted to Crown common stock in July 2004.

          Our net exploration expense increased to $861,000 during the nine months ended September 30, 2004 compared to $211,000 in the nine months ended September 30, 2003. During 2004 we focused our exploration efforts on our Legacy Ridge project in Nevada, La Tola project in Peru, our San Pablo and Triunfo project in Bolivia, as well as on our previously explored Pedra Branca project in Brazil. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits. Our gross exploration costs were $986,000 in the nine months ended September 30, 2004, compared to $668,000 in the nine months ended September 30, 2003. However, exploration expenses were offset by joint venture reimbursements of $110,000 and $457,000, respectively, by Anglo Platinum during the nine months ended September 30, 2004 and 2003 on our Pedra Branca project in Brazil. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral properties in South and North America during 2004 and expect our related gross exploration expenditure levels, excluding joint venture-paid costs, to continue to be somewhat higher than 2003. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to pursue the execution of our strategy of acquiring early-stage stage exploration prospects.

          Depreciation and amortization expense was $119,000 in the nine months ended September 30, 2004 compared to $367,000 in the nine months ended September 30, 2003. Depreciation and amortization expense during the nine months ended September 30, 2004 and 2003 included $118,000 and $349,000, respectively, of amortization of mineral interests. Beginning January 1, 2002, we have been amortizing our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures most of which became fully depreciated prior to 2004. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April, 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $555,000 in the nine months ended September 30, 2004 compared to $218,000 in the nine months ended September 30, 2003. General and administrative costs increased primarily related to an increase in legal and accounting costs, which increased to $247,000 in the nine months ended September 30, 2004 compared to $49,000, in the nine months ended September 30, 2003. The primary reason for the increase is related to work on completing a Form 10 registration statement with the SEC during the nine months ended September 30, 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. The general and administrative costs for shareholder meetings also increased to $123,000 in 2004 from $58,000 in 2003 as a result of increased efforts with regard to new Crown shareholders from the spin-off of Crown's holdings of our shares. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense increased to $293,000 in the nine months ended September 30, 2004 compared to $275,000 in the nine months ended September 30, 2003. As there were no changes in the management agreement the increase in management fees are related to increased managerial time spent by Crown on our activities during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown and Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          During the nine months ended September 30, 2004, we recorded a deferred tax benefit of $922,000 related to the expected benefit the currently generated net operating losses are expected to provide to offset future taxable income related to our gain on Crown warrants and common stock. During the nine months ended September 30, 2003, existing net operating loss carry forwards completely offset our estimated tax provision at statutory rates. As of September 30, 2003 we had recorded a valuation allowance that entirely offset the balance of our existing net operating loss carry forwards.

          During the nine months ended September 30, 2004, we sold an investment in marketable equity securities for $16,000, which was recorded as a receivable in other current assets as of March 31, 2004 and subsequently received in April 2004, and recorded a gain on such sale of $14,000 and we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that may not be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange. During first nine months of 2003, we recognized a $26,000 loss on a marketable equity security for a decline in the value, which we believed was permanent.

          During the nine months ended September 30, 2004 we recorded $64,000 of property write-downs related to our San Pablo, Legacy Ridge, La Pampa, and Sapalache projects. There were no property or mineral interest write-downs during the nine months ended September 30, 2003.

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

          We had working capital of $3,502,000 at September 30, 2004 compared to working capital of $3,230,000 as of December 31, 2003. Our working capital consists primarily of our cash and equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2004 we owned 6,071,626 shares of Crown common stock and at December 31, 2003, we owned 965,491shares of Crown common stock received as interest on our Crown Senior Notes and Crown Subordinated B Note and conversion of the Subordinated Note. The Crown shares are recorded at their fair market value of $12,083,000 and $2,433,000 at September 30, 2004 and December 31, 2003, respectively. In addition we own other marketable equity securities with a fair value of $59,000 and $143,000 as of September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 we have classified $9,121,000 of our marketable equity securities as a long-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the nine months ended September 30, 2004 we recorded a gain in other comprehensive income on marketable equity securities of $6,242,000, less related deferred tax expense of $2,436,000. In addition during the nine months ended September 30, 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gains on marketable equity securities in other comprehensive income. In addition, during the nine months ended September 30, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that may not be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange net of deferred taxes of $29,000. During the nine months ended September 30, 2003 we recorded a gain on marketable equity securities of $2,320,000. Any change in the market value of the shares of Crown common stock could have a material impact on our liquidity and capital resources. The price of shares of Crown common stock has varied from a high of $2.50 per share to a low of $1.40 per share during the nine months ended September 30, 2004.

          On July 14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 Crown shares issued for accrued interest through the date of conversion on the Notes). The 3,057,142 Crown shares received from the conversion of the Senior Notes were recorded to marketable equity securities at $949,000, the book value of the Senior Notes on July 14, 2004. The 75,367 shares received as interest were recorded as interest income at $142,000, the fair value of the shares on July 14, 2004.

          On July 12, 2004, we exercised our Crown warrants, which gave us the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,143 shares of Crown common stock when exercised on a cash basis for $0.75 per share. These warrants were exercised on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. These shares were recorded at the book value of the warrants, $3,849,000, which also equaled the fair value of the shares on July 12, 2004.

          Because we owned 6,071,626 shares of Crown, as part of the spin-off we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock. These shares of our common stock were recorded as treasury stock at $1,541,000, the fair value of the shares on July 26, 2004, the date of the spin-off by reducing the basis in our holdings of Crown common stock. Upon retiring these shares we reduced common stock by $13,000 and reduced additional paid in capital by $1,528,000.

          Assuming the completion of the Crown's merger with Kinross as contemplated in the Merger Agreement, we have estimated our investment in Crown securities would convert into approximately 1,767,450 shares of Kinross. We have estimated that these Kinross shares would be valued at approximately $14.2 million, assuming the November 8, 2004 market price of $8.03 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2005.

          On January 28, 2003, we entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo Platinum") whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month expenditure in July 2003 and agreed during the second quarter of 2004 to fund the second six-month $500,000 work commitment. The work related to the second phase began during the third quarter of 2004

          We recorded the Crown warrants at their fair value of $110,000 when we initially received the warrants, and this fair value was recorded as a discount to the Senior Notes receivable from Crown. The discount was being amortized over the life of the Senior Notes as additional interest income. As a result, we recorded $12,000 and $17,000, respectively, of interest income from amortization of the warrant discount for the nine months ended September 30, 2004 and 2003. The fair value of the warrants was $5,591,000 at December 31, 2003.

          As a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $1,276,000 at December 31, 2003. Additionally, primarily as a result of recording an unrealized gain of $3,767,000 on marketable equity securities related primarily to Solitario's holdings of Crown stock for the nine months ended September 30, 2004, Solitario estimates that its deferred tax liabilities exceed its deferred tax assets by $2,628,000 at September 30, 2004.

          Cash and cash equivalents were $743,000 as of September 30, 2004 compared to $1,273,000 at December 31, 2003. Our cash balances and our investment in Crown, which may be converted to cash is considered adequate to fund our 2004 exploration plan and all other 2004 expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

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

Cash Flows

          Net cash used in operations during the nine months ended September 30, 2004 increased to $1,455,000 compared to $764,000 for the nine months ended September 30, 2003 primarily as a result of increased exploration expense related to new properties and increased general and administrative costs related to the filing of our registration statement with the SEC. Investing activities provided $27,000 of cash during the nine months ended September 30, 2004 compared to a use of $299,000 during the nine months ended September 30, 2003. The expenditures during 2004 were for land and leasehold acquisition costs as we acquired the Legacy Ridge project and the San Pablo project and made option payments on the Triunfo and La Tola projects. The use of cash by investing activities during 2003 was the result of the purchase of $400,000 of the Subordinated B Notes previously discussed above. Cash provided by financing activities of $898,000 during the nine months ended September 30, 2004 related to the exercise of stock options for 1,021,000 shares of our common stock. There were no similar option exercises in the nine months ended September 30, 2003. During April 2004 we collected the final installment payment of $100,000, plus interest from Newmont Mining Company, related to the sale of our Yanacocha property.

Contractual Obligations

          As of September 30, 2004, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current interests in our mineral property positions. While these payments are not fixed obligations since we can abandon our mineral properties at any time without penalty or further payments, these payments are required in order to maintain our interests. As of September 30, 2004, we estimate these payments to be approximately $113,000 annually, before reimbursement from any of our partners. We also have entered into agreements that commit us to exploration and mineral interest expenditures of $80,000 as of September 30, 2004. We may be required to make further payments in the future if we elect to exercise our options under those contracts.

          Additionally, we currently do not lease any facilities. If the Crown transaction with Kinross is completed, we estimate our facility lease costs will be approximately $30,000 per year.

Related Party Transactions

          Crown provides management and technical services to us under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement we are billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and our activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by us were $96,000 and $293,000 for the three months and nine months ended September 30, 2004, respectively. Management service fees incurred by us were $89,000 and $275,000 for the three and nine months ended September 30, 2003, respectively.

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that have a restriction on public sale in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the three months ended September 30, 2004. The TNR shares and warrants are classified as marketable equity securities held for sale. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. As part of the spin-off we received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. We were paid $50,000 in cash as interest income under the Senior Notes for the nine months ended September 30, 2004. We were paid 89,522 and 249,718, respectively, Crown shares as interest income under the Senior Notes for the three and nine months ended September 30, 2003. On July14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Notes. We recorded $949,000, the net book value of our Senior Notes, as marketable equity securities for the Crown shares received upon conversion of the Senior Notes.

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gave us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, we exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. The fair value of the warrants, based upon a quoted bid price, was $3,849,000 at July 12, 2004, just prior to exercise and $5,591,000 at December 31, 2003. We recognized any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the statement of operations. We recorded a gain on derivative instruments related to an increase in the value of the warrants of $612,000 up to the date of exercise during the three months ended September 30, 2003. We recorded a loss on derivative instruments related to a decrease in the value of the warrants of $1,742,000 up to the date of exercise during the nine months ended September 30, 2003. We recorded a gain on derivative instruments related to an increase in the value of the warrants of $944,000 and $2,320,000, respectively, for the three and nine months ended September 30, 2003. We recorded $3,849,000, the net book value of our Crown warrants, as marketable equity securities for the Crown shares received upon exercise of our Crown warrants.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,285 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          We entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of September 30, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of September 30, 2004, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of September 30, 2004 we own 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of September 30, 2004 the fair market value of these shares was $12,083,000.

          Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated our annual general and administrative costs would be approximately $400,000 to $500,000 higher after the spin-off as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and us.

Joint Ventures

          On July 12, 2004, we signed an agreement with Silverthorn Exploration, Inc. ("Silverthorn") to earn a 60% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 139 unpatented mining claims totaling approximately 1,125 hectares. The agreement (the "Silverthorn Agreement") calls for us to make an initial payment of $10,000 on signing and for us to make additional escalating payments totaling $90,000 over the next four years as well as spend a total of $2.0 million on exploration over four years to earn its 60% interest. We may earn an additional 20% interest in the property by paying Silverthorn an additional $100,000 and spending an additional $2.0 million in exploration during the four-year earn in period. After completing the first year exploration commitment by completing 1,220 meters of drilling, we may terminate the option to acquire the property with no further obligation. At September 30, 2004 we are developing our drilling plan to meet our first year's work commitment.

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

          On January 28, 2003 we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month expenditure in July 2003 and during the second quarter of 2004 agreed to fund the second six-month $500,000 work commitment. Work under this phase began in the third quarter of 2004.

          In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement called for us to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 was made. After spending $15,000 during the first six-month period, we had the right to terminate the San Pablo Agreement at any time with no further obligations. In September 2004, after performing a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization, we decided to terminate the San Pablo agreement and recorded a $10,000 mineral property write down. As of September 30, 2004 we have no interest in the San Pablo project.

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for us to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. We completed our initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling we elected to terminate our option to earn an interest in the project and recorded a $24,000 mineral property write-down during the third quarter of 2004. As of September 30, 2004 we have no interest in the Legacy Ridge project.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 we dropped the La Pampa project and because we had no capitalized mineral interest, there was no related charge to mineral property write down. As of September 30, 2004 we have no interest in the La Pampa project.

          During the third quarter of 2004, after failing to secure a joint venture, we dropped our claims at the Sapalache gold project located in the Department of Piura, Peru and recorded a mineral property write-down of $29,000. As of September 30, 2004 we have no interest in the Sapalache project.

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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our 2003 mineral property rental and option payments were approximately $77,000. We were reimbursed approximately $25,000 of this amount from our joint venture partners. In 2004 we estimate mineral property rental and option payments to be approximately $113,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2004, we expect to be reimbursed approximately $41,000 of those costs. We have entered into agreements, none of which relate to projects under joint venture, which commit us to exploration expenditures of $80,000 in 2004.

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

Impairment

          Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded a $64,000 write-down of our mineral properties during the three and nine months ended September 30, 2004. There were no impairments of mineral properties in the three and nine months ended September 30, 2003. We may record future impairments if certain events occur, including loss of a joint venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Derivative instruments

          Solitario's Crown warrants, which entitled Solitario the right to purchase Crown common stock, have a net settlement feature and accordingly Solitario classified the Crown warrants as derivative instruments. Solitario recorded its investment in these warrants at their estimated fair value. Solitario recognized any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the statement of operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Item 4.  Controls and Procedures

          Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the design and operation of our system of internal controls as of September 30, 2004 pursuant to Rule 13a - 15 (b) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

          Even an effective internal control system, no matter how well designed, has inherent limitations including the possibility of the circumvention or overriding of controls. Therefore, the Company's internal control over financial reporting can provide only reasonable assurance with respect to the reliability of the Company's financial reporting and financial statement preparation. We believe our disclosure controls and procedures are working at a reasonably effective level.

          There was no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

      Exhibits:

Exhibits Number                              Description
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

SOLITARIO RESOURCES CORPORATION
November 15, 2004 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer