Form 10-K
period 2004-12-31
SOLITARIO RESOURCES CORP
filed 2005-03-24
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2004
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

The aggregate market value (based upon the closing price of our stock on June 30, 2004) of common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $15,710,000. Shares of common stock held by Crown Resources Corporation, our officers and our directors are not included in the computations, however, we made no determination that such individuals are "affiliates" within the meaning of Rule 405 of the Securities Act of 1933.

There were 27,426,992 shares of common stock, $0.01 par value, outstanding on March 14, 2005.

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be filed by May 2, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10K.

This Form 10-K consists of 68 pages
Exhibit Index Begins on Page 65

TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below under the title Risk Factors in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission.

Item 1. Business

          The Company

          Solitario was incorporated under the laws of the state of Colorado on November 15, 1984, as a wholly-owned subsidiary of Crown Resource Corp. of Colorado, ("CRCC") which is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As of March 14, 2005 we have 27,426,992 shares outstanding. Prior to July 26, 2004 CRCC owned 9,633,585 shares of our common stock or approximately 37.1%. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 950,013 shares as of March 14, 2005, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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
                  - Compania Minera Andes del Sur S.A. [Bolivia] - 100%
            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands] - 100%
                  - Altoro Mineracao, Ltda. [Brazil] - 100%
- Minera Solitario Peru, S.A. [Peru] - 100%
- Minera Bongara, S.A. [Peru] - 100%
- Minera Soloco, S.A. [Peru] - 100%
- Mineracao Solitario Brazil, Ltd [Brazil]- 100%

General

          We operate in one segment, mining geology and mineral exploration. We currently conduct exploration in Peru, Bolivia, Brazil, Mexico, and in the state of Nevada in the United States. We have in the past and expect that we will in the future limit our activities to the evaluation and exploration of mining interests. As of March 14, 2005, we had nine full-time employees, all located in South America. We extensively utilize contract employees and laborers to assist us in the exploration on most of our projects.

          In the past, we have received revenues related to interest income on invested cash balances and from the sale of mineral property interests. Revenues from the sale of our mineral property interests have in the past been infrequent and have occurred at irregular intervals. We expect any revenues from the sale of mineral property interests in the future would also be infrequent and at irregular intervals.

          Crown provides management and technical services to us under a management agreement (the "Management Agreement") originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The modified agreement, which has a three year term, provides for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Management service fees paid to Crown by us in 2004, 2003 and 2002 were $390,000, $351,000 and $449,000, respectively. Net amounts due to Crown as of December 31, 2004 and 2003 were $79,000 and $25,000, respectively, related to the Management Agreement.

          We are an exploration stage company. Our focus is to evaluate, acquire and explore exploration stage mineral properties. We have no reported mineral reserves. Any future mineral reserves will only come from extensive additional exploration and engineering and evaluation of existing or future mineral properties. There can be no assurance that we will report mineral reserves in the future.

          The acquisition and exploration of mineral properties require significant expenditures prior to the decision to develop and or commencement of production. We have in the past financed our activities through the sale of securities, joint venture arrangements and the sale of mineral property properties. To the extent necessary, we expect to continue to use similar financing techniques. There can be no assurance that such financing will be available to us in the future on acceptable terms, if at all.

Mineral properties - General

          We have been involved in the exploration for minerals in South America, focusing on precious and base metals, including gold, silver, platinum, palladium, copper, lead and zinc. We have held concessions in Peru since 1993, in Argentina from 1993 to 1998, and in Bolivia and Brazil since 2000. During 2004, we acquired an interest in a mineral property in the State of Nevada and began a reconnaissance exploration program in Mexico. Our primary focus is on the acquisition and exploration of mineral properties both on our own and through joint ventures and strategic alliances with others, from initial discovery through advanced exploration. (See Item 2 - Properties).

Financial information about geographic areas

          Included in the consolidated balance sheet at December 31, 2004, 2003 and 2002 are total assets of $2,716,000, $2,797,000 and $5,518,000, respectively related to Solitario's foreign operations, located in South America in Bolivia, Brazil and Peru. Included in mineral property in the consolidated balance sheet at December 31, 2004, 2003 and 2002 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,568,000, $2,680,000 and $3,174,000, respectively.

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

          During 2004 we initiated a strategy to create net smelter return royalty interests in newly generated projects. Our historically successful grassroots exploration programs generally result in 100% ownership of properties without any underlying royalties. As we secure joint venture partners on these properties, we will endeavor to establish a royalty interest in the property, as well as retaining a significant participating interest. The perceived economic potential of a property is the primary factor in determining the participating and royalty interests Solitario can retain. Consequently, only on the best properties will we be able to optimize this strategy.

          On January 18, 2005 we entered into a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont purchased 2.7 million shares of Solitario common stock (approximately 9.9% of our issued and outstanding shares) for Cdn$4,590,000. We have committed to spend $3.78 million over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont and us. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

Please see Recent Developments in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risk Factors

In addition to considering the other information in this Form 10-K, you should consider carefully the following factors. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or risks that we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under this heading that could cause differences between actual and planned or expected results.

Our mineral exploration activities involve a high degree of risk; unless we find a commercially viable deposit on our projects, the money spent on exploration may never be recovered and we could incur a write down on our investments in our projects.

The exploration for mineral deposits involves significant financial and other risks over an extended period of time. Few properties that are explored are ultimately developed into producing mines. Major expenses are required to establish reserves by drilling and determining the feasibility of a project. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will be commercially viable. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, costs and efficiency of the recovery methods that can be employed, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold, and environmental protection.

Even if our exploration activities determine that a project is commercially viable, it is impossible to ensure that such determination will result in a profitable sale of the project or, whether developed by a joint venture or on our own in the future, that such project will result in profitable commercial mining operations. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur an impairment of our investment in such property interest. All of these factors may result in losses in relation to amounts spent, which are not recoverable. We have experienced losses of this type from time to time including during 2004, when we wrote down our investment in the La Pampa, Sapalache, San Pablo and Legacy Ridge projects recording mineral property write-downs of $64,000.

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline as a result of our spin-off from Crown.

An investment in our common shares involves a high degree of risk. The liquidity of our shares, or ability of the shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average daily volume of our shares traded on the Toronto Stock Exchange during 2004 was just over 21,000 shares, with no shares traded on many days. The market price of our shares has historically fluctuated in a large range. Please see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The market price of our common stock may decline as a result of new holders from the distribution of our shares to holders of Crown common stock selling our shares. In addition, the price of our common stock may be affected by many factors, including adverse change in our business, a decline in gold or other commodity prices, and general economic trends.

Our mineral exploration activities are inherently dangerous and could cause us to incur significant unexpected costs including legal liability for loss of life, damage to property and environmental damage; any of which could materially adversely affect our financial position or results of operations.

Our operations are subject to the hazards and risks normally incident to exploration of a mineral deposit including mapping and sampling, drilling, trenching, assaying and analyzing rock samples, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. Any of these risks could cause us to incur significant unexpected costs that could have a material adverse effect on our financial condition and ability to finance our exploration activities.

We have a history of losses and if we do not operate profitably in the future it could have a material adverse affect on our financial position or results of operations and the trading price of our common shares would likely decline.

We have reported losses in 9 of our 11 years of operations. We reported losses of $2,925,000, $2,079,000 and $3,733,000 for the years ended December 31, 2004, 2002 and 2001, respectively. Although we reported net income of $3,354,000 as a result of recording a $5,438,000 gain on derivative instruments related to our investment in warrants to purchase Crown common stock for the year ended December 31, 2003, we can provide no assurance that we will be able to operate profitably in the future. Other than during 2003, discussed above, we have had net income in only one other year in our history, during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again. If we do not operate profitably, the trading price of our common shares will likely decline.

Our operations outside of the US may be adversely affected by factors outside our control, such as changing political, local and economic conditions; any of which could materially adversely affect our financial position or results of operations.

Our mineral properties located in South America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or under lease, option or purchase agreements. The mineral properties are located in Peru, Bolivia and Brazil. We act as operator on all of our mineral properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by us is substantially dependent on the joint venture partner.

Our exploration activities and mineral properties located outside of the US are subject to the laws of Peru, Bolivia, Brazil and Mexico, where we operate. Exploration and development activities in these countries are potentially subject to political and economic risks, including:

●          cancellation or renegotiation of contracts;
●          disadvantages of competing against companies from countries that are not subject to US laws and regulations, including the Foreign Corrupt Practices Act;
●          changes in foreign laws or regulations;
●          changes in tax laws;
●          royalty and tax increases or claims by governmental entities, including retroactive claims;
●          expropriation or nationalization of property;
●          currency fluctuations (particularly in countries with high inflation);
●          foreign exchange controls;
●          restrictions on the ability for us to hold US dollars or other foreign currencies in offshore bank accounts;
●          import and export regulations;
●          environmental controls;
●          risks of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism; and
●          other risks arising out of foreign sovereignty over the areas in which our exploration activities are conducted.

Consequently, our current exploration activities outside of the US may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations. Furthermore, in the event of a dispute arising from such activities, we may be subject to the exclusive jurisdiction of courts outside of the US or may not be successful in subjecting persons to the jurisdictions of the courts in the US, which could adversely affect the outcome of a dispute.

We may not have sufficient funding for exploration; which may impair our profitability and growth.

The capital required for exploration of mineral properties is substantial. We have financed operations through utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, and the issuance of common stock. We will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties. Without successful sale, joint venture or future development of our mineral properties we will not be able to realize any profit from our interests in such properties, which could have a material adverse affect on our financial position and results of operations.

A large number of companies are engaged in the exploration of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively in the mining industry which could have a material adverse affect on our financial position or results of operations.

We may be at a disadvantage with respect to many of our competitors in the acquisition and exploration of mining projects. The marketing of mineral properties is affected by numerous factors, many of which are beyond our control. These include the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the number and quality of other mineral properties that may be for sale or are being explored. Our competitors with greater financial resources than us will be better able to withstand the uncertainties and fluctuations associated with the marketing of exploration projects. In addition, we compete with other mining companies to attract and retain key executives and other employees with technical skills and experience in the mineral exploration business. We also compete with other mineral exploration and development companies for rights to explore projects. There can be no assurance that we will continue to attract and retain skilled and experienced employees or to acquire additional rights to explore projects. The realization of any of these risks from competitors could have a material adverse affect on our financial position or results of operations.

The title to our mineral properties may be defective or challenged which could have a material adverse affect on our financial position or results of operations.

In connection with the acquisition of our mineral properties, we conduct limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mineral interests. If any of our mineral interests were challenged, we could incur significant costs in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse affect on our financial position or results of operations.

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are an exploration stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering and evaluation of existing or future mineral properties. Inability to identify reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. If we are unable to sell, joint venture or eventually develop our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations. Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

Our operations could be negatively affected by existing as well as potential changes in laws and regulatory requirements that we are subject to, including regulation of mineral exploration and land ownership, environmental regulations and taxation.

The exploration of mineral properties is subject to federal, state, provincial and local laws and regulations in the countries in which we operate in a variety of ways, including regulation of mineral exploration and land ownership, environmental regulation and taxation. These laws and regulations, as well as future interpretation of or changes to existing laws and regulations may require substantial increases in capital and operating costs to us and delays, interruptions, or a termination of operations.

In the countries in which we operate, in order to obtain a permit for exploration, environmental regulations generally require a description of the existing environment, both natural and socio-economic, at the project site and in the region; an interpretation of the nature and magnitude of potential environmental impacts that might result from project activities; and a description and evaluation of the effectiveness of the operational measures planned to mitigate the environmental impacts. Currently the expenditures to obtain exploration permits to conduct our exploration activities are not material to our total exploration cost.

The laws and regulations in all the countries in which we operate are continually changing and are generally becoming more restrictive, especially environmental laws and regulations. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but we cannot predict the amount of such future expenditures. The regulatory environment in which we operate could change in ways that would substantially increase our costs to achieve compliance. Delays in obtaining or failure to obtain government permits and approvals or significant changes in regulation could have a material adverse effect on our exploration activities, our ability to locate economic mineral deposits, and our potential to sell, joint venture or eventually develop our properties, which could have a material adverse effect on our financial position or results of operations.

Occurrence of events for which we are not insured may materially adversely affect our business.

Mineral exploration is subject to risks of human injury, environmental liability and loss of assets. We maintain insurance to protect ourselves against certain risks related to our operations, however, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. There are additional risks in connection with investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crisis are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation and a unilateral modification of concessions and contracts. We do not maintain insurance against political risk. Occurrence of events for which we are not insured could have a material adverse effect on our financial position or results of operations.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities in Peru, Bolivia, Brazil Mexico and the United States are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is extremely dependent on gold and commodity prices over which we have no control.

Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald, our Chief Financial Officer, James R. Maronick, and our Vice President of Operations, Walter H. Hunt. All of the above named officers have many years of experience and an extensive background in Solitario and the mining industry in general, and each is also officer of Crown. We may not be able to replace that experience and knowledge with other individuals. Pursuant to the Management Agreement between Crown and us, we reimburse Crown for direct out-of-pocket expenses, payment of between 25% and 75% of executive and administrative salaries and benefits as well as may other administrative costs. Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with our management. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. For more information regarding the Management Agreement see "Related Party Transactions." We do not have key man life insurance policies on any of our executive officers. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

We have recently become subject to compliance with the reporting requirements of United States securities laws, which will result in an increase in our legal and financial compliance costs, adversely affecting our financial results.

During 2004 we became a reporting issuer under US securities laws. As a reporting issuer in the US, we are required to comply with a variety of new rules and regulations specific to the US. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

In the future, we may look to develop on our own or joint venture with another mining company to develop and or operate one of our projects, therefore, in the future, our results may become subject to risks associated with development and production of mining projects in general.

We are not currently involved in mining development or operating activities at any of our properties. In order to realize a profit from our mineral interests we either have to: (1) sell such properties outright at a profit; (2) form a joint venture for the project with a larger mining company with more appropriate resources, both technical and financial, to further develop and or operate the project at a profit; or (3) develop and operate such projects at a profit on our own. In the future, if our exploration activities show sufficient promise in a project, we may either look to develop and or operate the project on our own, form a joint venture with another mining company to develop and or operate the project, or sell the property outright and retain partial ownership or a retained royalty based on the success of such project. Therefore, in the future, our results may become subject to the additional risks associated with development and production of mining projects in general.

Item 2. Properties

Pedra Branca Platinum Group Metals Project, Brazil

1.  Property Description and Location

(Map of Pedra Branca Property)

Fortaleza
PEDRA BRANCA
Brazil
Sao Paulo
Rio de Janeiro
SOLITARIO RESOURCES
PROJECT LOCATION MAP
PEDRA BRANCA, BRAZIL
PEDRA BRANCA
Selected Major Cities
200 0 200 400 600 800 1000
Kilometers
01/14/04

          We are exploring the Pedra Branca property for platinum and palladium mineralization (platinum group metals, or "PGM"). We hold 100% interest in 60 exploration concessions in Ceará State, Brazil comprising the Pedra Branca Project at December 31, 2004, totaling approximately 61,357 hectares. Altoro Mineraçao Ltda., a subsidiary of ours incorporated in Brazil, holds all 60 concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. In July 2004, we signed the First Amendment to Pedra Branca Letter Agreement that provided Anglo Platinum a ten-month period (to May 26, 2005) to complete its Phase II $500,000 work commitment, and extended subsequent work commitments by one-year. Anglo Platinum met its minimum required expenditure for the first six-month period and has nearly completed its ten-month $500,000 Phase II work commitment. Anglo Platinum is currently reviewing the results of the exploration program, before making a decision on whether to fund the next $1.25 million in exploration, or terminate its option to earn an interest. If Anglo Platinum declines to continue, Solitario will retain 100% of the Pedra Branca Project.

          Land payments for 2005 are projected to be approximately $42,000. This amount may change due to the reduction or addition of properties, or a change in the currency exchange rate.

          The mineral interests held by us within the property are subject to the mining regulations of Brazil. These rights are granted by the Brazilian government and administered by the National Department of Mineral Production ("DNPM"). To obtain mineral concessions from the DNPM, we must provide the DNPM with work plans and pay an initial fee of approximately $0.60 per hectare, depending upon the Brazil-U.S. exchange rate. To keep the concessions in good standing, we must continue to pay the regular annual fee of $0.90 per hectare and provide the DNPM with annual progress reports. We are subject to yearly inspections by the DNPM for compliance with reported plans and environmental regulations. In addition, the exploration concessions may be converted to exploitation concessions by demonstrating the economic feasibility of the project.

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

3.  History

          In the 1980's Rio Tinto Ltd., ("Rio Tinto") and Gencore, Ltd. ("Gencore") performed exploration work on part of the project now operated by us. Both companies did surface exploration and drilling, including 42 diamond drill holes by Rio Tinto and 8 diamond drill holes by Gencore on the former Eldorado lease. In October 2000, we completed a plan of arrangement (the "Plan of Arrangement") whereby we acquired Altoro Gold Corp. ("Altoro"). In 2000, Altoro acquired the concessions from the government over the property previously held by Rio Tinto. We acquired additional concessions in 2000 and 2001 to cover extensions of the mineralized trend.

          Altoro, prior to the Plan of Arrangement with us, conducted surface work and drilled 18 diamond drill holes. Subsequently, Altoro entered into a Joint Venture agreement with Rockwell Ventures, Inc. ("Rockwell") of Vancouver, British Columbia under which Rockwell conducted further surface exploration and drilled an additional 31 holes. Rockwell terminated its agreement with Altoro in June 2001. From July 2001 until January of 2003, we conducted geochemical sampling, geophysical surveys and drilled 54 diamond drill holes. From January 2003 to date, Anglo Platinum funded two drilling programs that focused on better defining the Esbarro and Curiu deposits, further testing the Cedro, Trapia and Santo Amaro prospects, and initial drill testing of 10 other target areas. A total of 208 core holes have been drilled on the property to date.

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
               Stream sediment and panned-concentrate geochemistry
               Diamond drilling of 15 prospect areas

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

7.  Drilling

          A total of 208 holes totaling 15,112 meters of core drilling have been completed on the project to date. Of this, 3,217 meters were drilled by Rio Tinto and Gencore for which the core itself is not available, nor are the procedures documented under which the holes were completed.

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

          Based on drill results to date we(believe the prospects Esbarro, Cedro, Curiu, Trapia I and Santo Amaro exhibit results warranting further definition drilling of high priority. We are planning on drilling additional targets in future programs.

          The Esbarro prospect, with 105 holes, has the largest database of information of the drilled prospects. Drilling was conducted on fences spaced at approximately 50 meters apart and drill holes averaging 50 meters apart. A high percentage of holes have intersected mineralized material, but the spacing of the drill holes is currently insufficient to substantiate the continuity necessary to define a reserve.

          The Curiu prospect is the second most detailed prospect drilled to date with 21 holes completed to date. Drilling was conducted on approximately 25-meter spaced centers. A high percentage of the holes intersected mineralized material. However, additional drilling is required before a reserve can be estimated for this deposit.

          We have completed 9 drill holes at Santa Amaro, 8 at the Trapia I, and 19 on the Cedro prospect. Although significant mineralized material was encountered in many of these drill holes, drill hole density is not sufficient to make an estimate of the deposit size.

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

Sample Type Core Rock/channel Soils Stream Sediments Panned Concentrates	Number of Samples 7,351 2,531 20,640 2,531 840

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

          Assays results for the Rio Tinto and Gencore core samples cannot be checked, as the core is not available for resampling. For all other samples, assaying for PGM was done by Bondar Clegg Laboratories of Vancouver, British Columbia, Canada. Check assays were performed by Altoro and by Rockwell Ventures. All of our programs have been, and will continue to be conducted under a check assay program in progress with samples sent to a third party laboratory (Lakefield Laboratories).

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

12. Planned Exploration

          We, together with Anglo Platinum, are reviewing data to develop the 2005 exploration plan. Continued exploration and delineation drilling, and pre-feasibility work are under consideration.

Triunfo Gold-Silver-Lead-Zinc Property, Bolivia

1.  Property Description and Location

(Map of Triunfo Property)

Bolivia
La Paz
TRIUNFO
Santa Cruz
SOLITARIO RESOURCES
PROJECT LOCATION MAP
TRIUNFO, BOLIVIA
TRIUNFO
Selected Major Cities
100 0 100 200 300 400
Kilometers
01/14/04
-72 -70 -68 -66 -64 -62 -60 -58
-8 -10 -12 -14 -16 -18 -20 -22 -24 -26 -28

          We are exploring the Triunfo project for gold, silver, lead and zinc. The property position consists of three concessions totaling 256 hectares. We signed an Option to Purchase ("Option") a 100% interest in the concessions with private Bolivian individuals ("Vendors") controlling the concessions in July 2003. An amendment modifying the Option was signed in March of 2004. The Option, as amended, calls for Solitario to spend up to $2.3 million on exploration activities over a five-year period. The first year work commitment of $100,000 has been completed. The second year work commitment is $200,000, with escalating commitments thereafter. Additionally, the Vendors may receive payments of up to $185,000 over the first four years, with an option for us to acquire a 100% interest in the property by making a one-time payment of $1.0 million ("Option Payment") by the fifth anniversary of the signing of the Option. The first and second payments of $10,000 and $15,000, respectively, have been made. The next payment of $25,000 is due September 9, 2005 with another $35,000 payment due six months thereafter. Solitario can elect to make the Option Payment prior to the fifth anniversary and forego any remaining scheduled work commitments or Vendor payments, as long as the scheduled work commitments expenditures and Vendor cash payments are current at the time of the Option Payment. We may elect to terminate the Option at anytime without any additional payment or work commitment obligations due to the Vendor.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The project is located about 50 kilometers east of the Bolivian capital of La Paz at an elevation of approximately 4,500 meters. Access is gained by a well-maintained gravel road from La Paz. We have completed construction of a 2.5-kilometer road to the property significantly upgrading access.

          Climate is typical of the Bolivian altiplano that varies from cool dry weather to sub-freezing days with significant snow and wind. Although located relatively near La Paz, the nearest small village of Tres Rios is situated six-kilometers to the southeast. The surrounding area has high relief and the property is positioned between the mountains of Illimani and Mururata, both over 6,000 meters high. Vegetation is very sparse.

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

5. Prior Exploration

          We began surface exploration activities in August 2003, and consequently only a limited amount of surface exploration consisting of detailed geologic mapping and channel sampling has been completed. Mapping has indicated that the main area of interest occurs along an east-west trending anticline with an interpreted steep fault along its axis. To date, geochemical results for 266 rock chip samples have been received. An induced-polarization geophysical survey over the mineralized area was completed in 2004.

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

7. Drilling

          No drilling has been conducted on the project, although, a road for drill rig access was completed to the mineralized area in 2004.

8. Sampling and Analysis

          To date, 266 rock chip samples have been conducted over select parts of the property. The sampling procedure consists of chipping pieces of rock with a hammer from outcropping rock formations over a continuous length of usually four or five meters. The axis of the long sample is oriented perpendicular to the trend of veining, wherever possible. The samples are placed in cloth or plastic bags, labeled and sealed, and then sent to ALS Chemex laboratories for(analysis.

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

12. Planned Exploration

          Based upon the work completed to date, we believe the property is ready for drill testing. We have recently initiated an effort to secure a joint venture partner to fund this drilling.

Bongara Zinc Project, Peru

1. Property Description and Location

(Map of Bongara Property)

-82
-80
-78
-76
-74
-72
-70
-68
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
Ecuador
BONGARA
Chiclayo
Cajamarca
Peru
Lima
Arequipa
SOLITARIO
RESOURCES
PROJECT LOCATION MAP
BONGARA, PERU
BONGARA
Selected Major Cities
100 0 100 200 300 400
01/14/04
Kilometers

          The Bongara project consists of 10 concessions comprising 6,000 hectares of mineral rights granted to Minera Bongara S.A., a subsidiary of ours incorporated in Peru. The property is located in the Department of Amazonas. All of the claims are owned 100% by us and have no underlying agreements or royalty obligations. According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. Each year a payment of $3.00 per hectare must be made by the last day of June to keep the claims in good standing. Because the Bongara concessions are more than 10 years old beginning in 2005, there is a $6.00 surcharge per hectare. Land payments made in 2004 were $18,100 and payments in 2005 are projected to be $54,000. We have a surface rights agreement with the local community, which controls the surface of the primary area of interest. This agreement provides for an annual payment of $5,000 in return for the right to perform exploration work including road building and drilling.

          An environmental permit is required for advanced exploration projects in Peru. The requisite environmental and archeological studies have been completed and the permit has been granted for future exploration activities subject to approval of amendments describing annual planned work.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The Bongara property is accessed by the paved Carretera Marginal road, which provides access from the coastal city of Chiclayo. The area of the majority of past drilling and the most prospective mineralization is currently inaccessible by road, the work to date having been done by either foot or helicopter access.

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

3. History

          We discovered the Florida Canyon mineralized zone of the Bongara Project in 1996. Subsequently, we optioned the property in December 1996 to Cominco. Cominco withdrew from the joint venture in February 2001. All of the significant work on the property has been conducted by Cominco and is described below in section 5, Prior Exploration.

4. Geological Setting

          The geology of the Bongara area is relatively simple consisting of a sequence of Jurassic and Triassic clastic and carbonate rocks which are gently deformed. The Mississippi Valley type mineralization occurs in the carbonate faces of this sedimentary sequence.

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

          The following is a summary of samples taken and analyzed according to type within the Florida Canyon area.

Sample Type Core Rocks Stream Sediments Soils	Number of Samples 1,970 3,326 217 7,733

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

12. Planned Exploration

          We are currently searching for a joint venture partner to further advance the project into pre-feasibility.

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

          We held the concessions until April 2000, at which time we signed an agreement with Newmont Peru, Ltd., a wholly-owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont"), whereby we sold our Yanacocha Property to Newmont for $6,000,000 and a sliding scale net smelter return royalty ("NSR-Royalty") that varied from two to five percent, depending on the price of gold. Newmont has not reported reserves on our NSR-Royalty property and we have not received any royalty income from Newmont.

          In 2004, the Peruvian government implemented a national NSR-Royalty on minerals that ranges from 1 to 3 percent, depending upon the total revenue from an operation. The top royalty rate applies to operations that produce in excess of US$120 million in annual revenues. Operations producing between US$60 million to US$120 million in annual revenues will have a 2 percent royalty, while a 1 percent royalty will be imposed on smaller operations of less than US$60 million in annual revenues.

          In January 2005, we signed and Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont") to modify the NSR-Royalty schedule that recognizes the impact that Peru's national NSR-Royalty has on the exploration and development of new mining operations. The modified royalty structure is classified into several categories, depending on the type of process used to recover each metal, gold and copper prices, as well as any government royalty burden imposed by Peru on the project ores. The following summarizes the revised royalty structure:

          Heap leach ores: For gold recovered by heap leach processing, the lesser of the sliding scale royalty set out below (the "Base Rate"), or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 5.25% NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5.75% NSR.

Base Rate: Gold price/oz. NSR Royalty Less than $320 Equal to or greater than $320 and less than $360 Equal to or greater than $360 and less than $400 Equal to or greater than $400	2% 3% 4% 5%

          Doré end-product, non-flotation mill ores: For gold recovered as doré in a non-flotation mill, the lesser of the Base Rate, or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 4.5% NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5% NSR.

          Concentrate-producing, Cu-Au flotation mill ores: For gold and copper recovered in a concentrate producing, copper-gold flotation mill, the lesser of the Base Rate, or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 3.5% NSR unless the gold price is greater than $500 per ounce and the copper price is greater than a PPI-indexed price of $1.50 per pound, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 4% NSR.

          Silver: For silver, the lesser of 3% NSR, or a royalty such that the royalty to Solitario plus any government royalty required to be paid Peru is no more than 4.5% NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5% NSR.

          As part of the NSR-Royalty modification, Newmont, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. Details of the newly established work commitment calls for the following expenditure schedule:

Period Between 1/1/05 to 12/31/06 Between 1/1/07 to 12/31/08 Between 1/1/09 to 12/31/10 Between 1/1/11 to 12/31/12	Amount $1,000,000* $1,000,000 $1,000,000 $1,000,000	Cumulative $1,000,000 * $2,000,000 $3,000,000 $4,000,000

*     Newmont may defer its $1 million two-year work commitment entirely into 2006.

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

5. Prior Exploration

          We have independently, and through the efforts of our various joint venture partners, collected rock, soil and stream sediment samples on the surface. Geologic mapping has revealed 15 medium-to-large areas of hydrothermal alteration contained within both the volcanic and sedimentary rock units. Three gold targets were tested by us and our joint venture partner Barrick Gold prior to Newmont purchasing the project in 2000. We conducted a large-scale helicopter-bourn geophysical program in 1994 that identified a number of magnetic anomalies. Newmont conducted a more detailed and comprehensive helicopter-bourn geophysical program in 2003. During the past four years Newmont has conducted extensive surface sampling in the central and south-central portion of our NSR-Royalty property and has conducted a limited amount of drilling. The results of these Newmont programs are not available to us for review at this time, but future results of Newmont's work will be made available as part of Newmont's work commitment obligations.

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

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          We own an NSR-Royalty interest in the property and have no participating interest or control over future exploration activities. Newmont has indicated that it may conduct drilling on Solitario's royalty property in 2005. However, Newmont may, in its sole discretion, elect to defer its $1.0 million, two-year work obligation entirely into 2006.

La Tola Gold Project, Peru

1. Property Description and Location

(Map of La Tola Property)

Ecuador
Peru
Chiclayo
Cajamarca
Lima
LA TOLA
Arequipa
SOLITARIO RESOURCES
PROJECT LOCATION MAP
LA TOLA, PERU
LA TOLA
Selected Major Cities
100 0 100 200 300 400
Kilometers
01/14/04
-82 -80 -78 -76 -74 -72 -70 -68
0 -2 -4 -6 -8 -10 -12 -14 -16 -18 -20

          In October 2003, we acquired the La Tola project to explore for gold and possibly silver. The project is located in southern Peru and consists of 14 concessions totaling 11,030 hectares. We own a 100%-interest in the all the concessions without any underlying owners or royalties, except for a 100-hectare option to buy lease (the "Polet Option") from a private Peruvian party. According to Peruvian law, claims may be held indefinitely subject only to payment of annual fees to the government. A payment of $3.00 per hectare must be made by the last day of June each year to keep the concessions in good standing. We made payments to the government of approximately $36,000 in 2003 and approximately $7,000 in 2004. In 2005 approximately $33,000 will be due to keep all the concessions in good standing.

          In March 2004 we signed an Option to Buy agreement with a Peruvian national for an option to purchase the 100 hectare Polet claim at the La Tola Project. Payments were made to the mineral rights holder of $5,000 in March and $10,000 in September of 2004. The agreement provides for 2005 payments of $10,000 in March and $20,000 September. In 2006 one payment of $30,000 is due in March. Prior to September 2006 Solitario may exercise its option to purchase the Polet claim for $200,000. Solitario may withdraw from the agreement at any time without further obligations.

          In April 2004, we signed a Letter Agreement with Newmont Peru S.L.R. ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51%-interest in the La Tola property by completing 2,500 meters of drilling (firm commitment) within the first year of the Letter Agreement and by spending the following cumulative amounts on future exploration and development (optional): by end of second year - $1.25 million; by end of third year - $3.0 million; and, by end of fourth year - $7.0 million. Newmont can earn an additional 9% interest (total 60% interest) by completing a feasibility study and an addition 5% interest by arranging 100% project financing. In addition to our participating interest, we also retain a sliding scale NSR-Royalty interest on gold and silver production (0 to 2.25% subject to gold price and the imposed national Peruvian NSR-Royalty rate).

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The town of Callalli is accessed by approximately 150 kilometers of paved and improved unpaved roads from the city of Arequipa in southern Peru. The area is situated in the alta plano geomorphic region that consists of gently rolling hills varying in altitude from 3,800 to over 4,800 meters. A rainy season of approximately four months from December through March is relatively mild allowing for year-round work. Vegetation in the area consists of alpine tundra type conditions.

3. History

          We staked the 11 concessions in 2003. No previous work is known to have been conducted in the area. We have no obligation for royalties or underlying payments.

4. Geological Setting

          The area is underlain by Tertiary volcanic rocks typical of the gold-bearing volcanic field situated throughout the central part of Peru. The area is cut by structures that have undergone hydrothermal alteration, but with very little structural deformation.

5. Prior Exploration

          We collected approximately 150 rock chip samples and about 20 stream sediment samples in 2003. Bedrock exposures are quite limited throughout the area. Since signing the Newmont Letter Agreement, Newmont has been responsible for managing all exploration activities on the project. Newmont's exploration program focused on an eight-kilometer long corridor of altered Tertiary volcanic rocks with disseminated and stockwork gold mineralization within a large low-sulfidation gold system. Newmont has collected approximately 4,000 surface samples, including 3,820 meters of trench and channel samples, and conducted 850 line-kilometers of magnetic geophysical surveys and 102 line-kilometers of IP-geophysical surveys to define drill targets.

6. Mineralization

          Gold mineralization is found in structures ranging from 1 to several meters in width and in wallrock that has been variably altered to silica, argillic and/or phyllic mineral assemblages with pyrite. Quartz and barite veining is found variably throughout the area. Assay results for approximately 150 rock chip samples indicate gold mineralization occurs along a northeast trending zone that is over eight kilometers long and up to one kilometer in width.

7. Drilling

         Newmont Mining Corporation, completed 13 reverse circulation drill holes totaling 1,698 meters testing six target areas in late-2004. The two best holes, LT-04 and LT-05, intersected 18.0 meters grading 1.29 gpt gold and 14.0 meters grading 0.85 gpt gold, respectively.  Six of the drill holes did not intersect any mineralization.

8. Sampling and Analysis

          Our rock sampling regimen consisted mainly of collecting composites of specific rock types or as select samples of quartz-flooded lithologies associated with structures or bedding. The rock samples were shipped to ALS preparation laboratory in Lima and the pulps were analyzed in their laboratory in Vancouver, British Columbia. No duplicates or replicate analyses have been taken. We cannot independently verify Newmont's sampling quality control, but based upon information we believe is reliable, we believe Newmont's sampling quality control meets or exceeds industry standards.

9. Security of Samples

          During the period of time that we managed exploration, our geologist in charge has supervised the collection and shipping of the samples by ground transportation to the sample preparation facility in Lima. We cannot independently verify Newmont's sample security, but based upon information we believe is reliable, we believe Newmont's sample security meets or exceeds industry standards.

10. Mineral Resource and Mineral Reserve Estimations

          No resources or reserves have been delineated on the property.

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          Newmont plans to conduct another round of drilling beginning in March 2005. Current plans call for approximately 900 meters of drilling on several untested drill targets.

Windy Peak Gold-Silver Project, Nevada, USA

1. Property Description and Location

(Map of Windy Peak Property)

200000
300000
400000
500000
600000
700000
4600000
4500000
4400000
4300000
4200000
4100000
4000000
3900000
Elko
NEVADA
RENO
WINDY PEAK
LAS VEGAS
SOLITARIO RESOURCES
PROJECT LOCATION MAP
WINDY PEAK, NEVADA USA
WINDY PEAK
Selected Major Cities
60 0 60 120 180
Kilometers
02/26/04

          The Windy Peak gold-silver project is located 45 miles southeast of the town of Fallon in Churchill County, Nevada, USA. On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property. The property consists of 144 unpatented mining claims totaling approximately 1,175 hectares To earn an 80% interest in the property, the WP Agreement calls for us to make payments to Silverthorn of $10,000 on signing (paid), $15,000 on the first (annual) anniversary, $20,000 on the second anniversary, $25,000 on the third anniversary; and $30,000 on the fourth anniversary. We must also complete 1,220 meters of drilling (firm commitment) before the first anniversary and then spend the following cumulative amounts on exploration and development (optional commitments); $300,000 before the second anniversary; $1.0 million before the third anniversary; and, $2.0 million in cumulative expenditures before the fourth anniversary. Upon completion of these payment and work commitment obligations, we will then have earned a 60% interest in the property. We have a Phase II Earn-in option to earn an additional 20% (for a total interest of 80%) by spending an additional $2.0 million on exploration and development before the sixth anniversary and paying Silverthorn $50,000 on the fifth and sixth anniversaries. We may elect to terminate the Windy Peak Agreement at anytime after completing the first year's drilling commitment without any additional payment or work commitment obligations due Silverthorn.

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

3. History

          Limited small-scale mining activities were conducted by various private parties from 1945 to 1979. Virtually no usable information is available to us from these past mining activities. Silverthorn staked most of the WP claims in 2002 and 2003.

4. Geological Setting

          The area is underlain by Tertiary volcanic rocks associated with the 19 million year old Fairview Peak caldera. The volcanic rocks are generally classified as pyroclastic in origin and range in composition from andesite to rhyolite. Much younger dacite dikes cut the older mineralized volcanic package.

5. Prior Exploration

         It is believed that at least four mineral exploration companies, excluding Silverthorn, conducted work on various parts of the WP property during the past 25 years. However, none of this information is available to us. Silverthorn conducted geologic mapping, rock chip sampling, sagebrush biogeochemistry, and VLF-EM, VLF-resistivity and magnetic geophysical surveys from 2002 through 2004.

6. Mineralization

          Gold and silver mineralization is associated with several styles of mineralization that include both low angle and steeply dipping structures that contain quartz veins, mineralization associated with hydrothermal vent breccias, mineralization associated with the margins of volcanic domes and mineralization associated with volcanic formations that have undergone silicification resulting in the development of jasperoid. rock formations. Quartz veins are generally restricted to only one-meter in width. Other styles of mineralization are tens to hundreds of meters in size and display variably silicified and argillically altered latite volcanic bedrock. The mineralization is characterized by low sulfide concentrations.

7. Drilling

          Approximately 60 holes have been drilled on the WP property during the past 20 years by at least four different companies. Although we know where many of the holes are located, we do not have the assay results or the geologic logs of any of the drill holes.

8. Sampling and Analysis

          Only a limited number of rock and soil samples are reported from the property and are considered of limited value. Of greater importance are the biogeochemistry samples collected by Silverthorn. Biogeochemical sampling protocol by Silverthorn was as follows. A 15 gram sample of Artemesia t. (sagebrush) was collected at each sample site. Samples were prepared and processed into briquettes by MEG of Carson City, Nevada, and analyzed by neutron activation by ACTLabs of Ancaster, Ontario, Canada.

9. Security of Samples

          The chain of custody procedures for sampling performed by Silverthorn are not known. Samples we collected were transported by the geologist to the ALS Chemex sample prep laboratory in Reno, Nevada, and the pulps were then analyzed in ALS Chemex's laboratory in Vancouver, B.C.

10. Mineral Resource and Mineral Reserve Estimations

          No mineral reserves or resources are reported on the property.

11. Mining Operations

          There are no mining operations on the property.

12. Planned Exploration

          We plan to conduct a 10-hole, 1,220-meter reverse circulation drilling program in the second quarter of 2005.

Reconnaissance Exploration and Pending Concession Applications

Brazil Concession Applications

          We conducted grassroots reconnaissance gold exploration in the Tapajos gold region of northern Brazil throughout much of 2004. We have applied for three concession areas totaling 11,641 hectares. These applications are currently pending with the Brazilian DNPM mining authority. Although we expect to receive approvals for our concessions during 2005, we can provide no assurance that the DNPM will approve our applications and grant the concessions and we have no capitalized costs related to the concession applications as of December 31, 2004. We have only conducted a limited amount of surface work consisting mainly of geochemical sampling and geologic reconnaissance on the subject concession applications. Upon the granting of the concession applications, we anticipate conducting a more detailed exploration program to define drill targets. We expect to continue our reconnaissance program to identify and acquire prospective new concession areas in the Tapajos region in 2005.

Mexico Concession Applications

          We conducted grassroots reconnaissance gold, silver and base metal exploration in central and northern Mexico throughout much of 2004. As a result of these efforts, we identified several areas of interest for acquisition. We are currently in the process of receiving concession titles to two project areas totaling approximately 12,100 hectares, however, these titles have not yet been transferred. Although we expect to receive these title transfers during 2005, we can provide no assurance such transfers will occur and we have no capitalized costs related to these concessions as of December 31, 2004. We have only conducted a limited amount of surface work consisting mainly of geochemical sampling and geologic reconnaissance on these concessions. Upon the receipt of the concession titles, we anticipate conducting a more detailed exploration program to define drill targets. We expect to continue our reconnaissance program to identify and acquire prospective new concession areas in Mexico in 2005.

Discontinued Projects

During 2004 we abandoned the following projects:

La Pampa Gold Property, Peru

          The La Pampa property consisted of four concessions, covering 3,400 hectares located in the Department of Lambayeque in west-central Peru. In July 2002, we signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek could have earned 51% interest in the La Pampa property by expending $4.5 million on exploration of La Pampa over a five-year period. As part of the agreement, Bear Creek would have paid all costs to maintain the concessions complete a minimum of 1,000 meters of drilling on the property. In June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 Solitario dropped the La Pampa project and because it had no capitalized mineral interest, there was no related charge to mineral property write down. As of December 31, 2004, Solitario has no interest in the La Pampa project.

Sapalache Gold Project, Peru

          The Sapalache gold project is located in the Department of Piura, Peru near the town of Huancabamba. The project consisted of two claims that were held by a third party on behalf of Solitario. During the third quarter of 2004, after failing to secure a joint venture, we dropped our claims at the Sapalache gold project located in the Department of Piura, Peru and recorded a mineral property write-down of $29,000. As of December 31, 2004 we have no interest in the Sapalache project.

San Pablo Gold Project, Bolivia

          The San Pablo gold project was located in Potosi Department of southwestern Bolivia 32 kilometers east of the small town of Rio Mulatos. The property consisted of two concession blocks. One block of concessions covering 650 hectares was held under an Option to Purchase Agreement (the "San Pablo Option") from private Bolivian parties (the "Owners"). In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement called for us to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 was made. After spending $15,000 during the first six-month period, we had the right to terminate the San Pablo Agreement at any time with no further obligations. In September 2004, after performing a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization, we decided to terminate the San Pablo Agreement and recorded a $10,000 mineral property write down. As of December 31, 2004, Solitario has no interest in the San Pablo project.

CC Gold-Silver Project, Nevada, USA

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for us to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. We completed our initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling we elected to terminate our option to earn an interest in the project and recorded a $25,000 mineral property write-down during the third quarter of 2004. As of December 31, 2004, we have no interest in the Legacy Ridge project.

Item 3. Legal Proceedings

          As of March 14, 2005, we are not a party to, nor are we aware of any pending legal action against our company that would have a material adverse effect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock has been traded on the Toronto Stock Exchange under the symbol SLR. There currently is no established public trading market for our common shares in the United States.

          The following table sets forth the high and low sales prices on the Toronto Stock Exchange for our common stock for the quarterly periods from January 1, 2003 to December 31, 2004.

	All prices are in CDN$
	2004		2003
Period	High	Low	High	Low
First quarter	$ 1.90	$ 1.50	$ 0.84	$ 0.45
Second quarter	1.90	1.30	0.69	0.55
Third quarter	1.87	1.29	1.14	0.60
Fourth quarter	2.40	1.50	1.87	0.99

Shares subject to options

          On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "Plan") that authorized the issuance of up to 1,100,000 of our shares under the Plan. The shareholders approved subsequent amendments to the Plan to increase the authorized shares under the Plan to 3,736,000 as of December 31, 2004. As of December 31, 2004, we have granted options for 2,272,500 shares that remain unexercised at prices from Cdn$0.65 to Cdn$1.30. The Plan had a ten year life which expired in March 2004 and there are no shares available for grant under the Plan.
Equity Compensation Plan Information as of December 31, 2004
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,272,500	CDN$0.82	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	2,272,500	CDN$0.82	-0-

Recent Sales of Unregistered Securities

          During October and November 2004, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 60,000 and 40,000 shares, respectively of our common stock, at exercise prices of Cdn$1.30 and Cdn$0.73 per share, respectively pursuant to rule 701.

Holders of our common shares

          As of March 14, 2005 we have approximately 2,812 holders of record of our common shares.

Dividend Policy

          We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Item 6. Selected Financial Data

          The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 2000. These data have been derived from the audited consolidated statements of operations for our business for each of the five years ended December 31, 2004 and the audited consolidated balance sheets of our business as of December 31, 2004, 2003, 2002, 2001 and 2000. You should read this information in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included in Item 8 - Financial Statements and Supplementary Data. The information set forth below is not necessarily indicative of future results.
Balance sheet data:	As of December 31,
(in thousands)	2004	2003	2002	2001	2000
Total current assets	$ 3,428	$ 3,993	$ 1,952	$ 3,168	$ 6,710
Total assets	$15,370	$13,288	$ 6,376	$ 8,090	$11,960
Working capital (1)	$ 3,207	$ 3,230	$ 1,853	$ 3,062	$ 6,559
Stockholders' equity	$12,516	$11,934	$ 6,277	$ 8,090	$11,960

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Revenues and property sales	$ -	$ -	$ -	$ -	$5,911
Net income (loss)	$(2,925)	$3,354	$(2,079)	$(3,733)	$4,285
Per share information:
Basic income (loss) per share	$ (0.12)	$0.14	$(0.09)	$(0.16)	$ 0.24
Diluted income (loss) per share	$ (0.12)	$0.14	$(0.09)	$(0.16)	$ 0.23

SELECTED QUARTERLY FINANCIAL INFORMATION:
(in thousands)	For the three months ended
Statement of operations data:	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net income (loss)	$(346)	$ 228	$(1,861)	$(946)
Per share information:
Basic and diluted income (loss) per share	$(0.01)	$0.01	$(0.07)	$(0.04)
Balance sheet data:
Total Assets	$15,370	$15,746	$10,035	$12,331
Working capital (2)	$ 3,207	$ 3,502	$ 2,877	$ 3,259
Stockholders' equity	$12,516	$12,681	$ 9,796	$11,548

(1) Working capital consists of current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   The following discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data. Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral interests in Peru, Bolivia Brazil and the state of Nevada in the United States. We are conducting exploration activities in all of those countries as well as Mexico and may acquire mineral interests in Mexico. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of CRCC. CRCC is a wholly-owned subsidiary of Crown. As a result of the issuance of shares subsequent to 1984, CRCC's ownership of our shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 950,013 shares as of March 14, 2005, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          Our principal expertise is in identifying mineral interests and mineral properties with promising mineral potential, acquiring these mineral interests and mineral properties and exploring them to an advanced stage. Currently we have no mineral interest or mineral properties in development. We currently own five mineral interest projects under exploration and we own our Yanacocha royalty interest. We also are in various stages of project acquisition for properties in Mexico and Brazil that have not yet been completed. Our goal is to discover economic deposits on our mineral interests and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral interests or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

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

          The potential sale, joint venture or development of our mineral interests or properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through issuance of common stock, usually through private placements, and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future depending on what happens with our investment in Crown.

          We have a significant investment in Crown at December 31, 2004, which consists of 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross, will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of March 14, 2005 our holdings of Crown common stock would convert into 1,767,450 shares of Kinross common stock with a value of approximately $12.1 million based upon the market price of $6.82 per Kinross share. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources.

Recent Developments

          On November 17, 2004, we signed a Letter of Intent to form a strategic alliance with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Included in the Letter of Intent was a commitment from Newmont to purchase 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4.59 million. The Letter of Intent also committed us to spend approximately $3,776,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont and us. The first Alliance Project area is located in southern Peru and is approximately 4,000 square kilometers in size. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance Solitario property acquired after the signing of the definitive Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the strategic alliance Letter of Intent, was the signing of a second Letter of Intent by us and Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (collectively "Tapados"), to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Tapados to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Tapados' future exploration results on an annual basis. Both the strategic alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subject to the companies signing a definitive agreement and various regulatory approvals.

          On January 18, 2005, we signed the definitive agreements for the strategic alliance, Newmont's 2.7 million share purchase of Solitario common stock and the Yanacocha NSR-royalty amendment and work commitment agreements with Newmont and its associated subsidiaries and affiliates. The terms of the definitive agreement were the same as those within the two Letters of Intent.

          On July 28, 2004, we exchanged 500,000 shares of TNR Gold Corp. ("TNR") common stock for 500,000 shares of TNR common stock and a warrant to purchase an additional 500,000 shares of TNR for Cdn$0.16 per share for a period of two years. The TNR common shares received contain a restriction on public sale in Canada through November 28, 2004. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrant. We recorded a loss on sale of marketable equity securities of $73,000 during the three months ended September 30, 2004. The TNR shares and warrants are classified as marketable equity securities held for sale. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

          On July 14, 2004, we converted its $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock (which included 75,367 shares issued for accrued interest through the date of conversion on the Notes). On July 12, 2004, we exercised two Crown warrants, which gave us the right to receive (i) 1,200,000 shares of Crown common stock when exercised on a cash basis for $0.60 per share and (ii) 1,857,143 shares of Crown common stock when exercised on a cash basis for $0.75 per share. Theses warrants were exercised on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Under the cashless exercise, we received that number of shares of Crown equal to the in-the-money portion of its Crown warrants based on the July 12, 2004 closing market price of Crown common stock of $1.95 per share. After conversion of the Senior Notes and exercise of Crown warrants discussed above, as of March 14, 2005, we owned 6,071,626 shares of Crown common stock, which represents 15.2% of Crown, which is accounted for under the cost method. We account for our shares of Crown common stock as available for sale marketable equity securities, which have a fair value of $12,143,000 as of December 31, 2004.

          On July 12, 2004, we signed an agreement with Silverthorn Exploration, Inc. ("Silverthorn") to earn a 60% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 144 unpatented mining claims totaling approximately 1,175 hectares. The agreement (the "Silverthorn Agreement") calls for us to make an initial payment of $10,000 on signing and for us to make additional escalating payments totaling $90,000 over the next four years as well as spend a total of $2.0 million on exploration over four years to earn its 60% interest. We may earn an additional 20% interest in the property by paying Silverthorn an additional $100,000 and spending an additional $2.0 million in exploration by the sixth anniversary of the signing date. After completing the first year 1,220-meter drilling commitment, we may terminate our option to acquire the property with no further obligations, except reclamation due to our drilling activities. At December 31, 2004, we are developing our drilling plan to meet our first year's work commitment.

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, we retain a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property.

          In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement called for us to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 was made. After spending $15,000 during the first six-month period, we had the right to terminate the San Pablo Agreement at any time with no further obligations. In September 2004, after performing a detailed geochemical rock chip-sampling program to confirm the presence of gold mineralization, we decided to terminate the San Pablo agreement and recorded a $10,000 mineral property write down. As of December 31, 2004, we have no interest in the San Pablo project.

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for us to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. We completed our initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling we elected to terminate our option to earn an interest in the project and recorded a $25,000 mineral property write-down during the third quarter of 2004. As of December 31, 2004, we have no interest in the Legacy Ridge project.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid us $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 we dropped the La Pampa project and because it had no capitalized mineral interest, there was no related charge to mineral property write down. As of December 31, 2004, we have no interest in the La Pampa project.

          During the third quarter of 2004, after failing to secure a joint venture, we dropped our claims at the Sapalache gold project located in the Department of Piura, Peru and recorded a mineral property write-down of $29,000. As of December 31, 2004, we have no interest in the Sapalache project.

Results of Operations

Comparison of the Year ended December 31, 2004 to the year ended December 31, 2003

          We had net loss of $2,925,000 or $0.12 per basic and diluted share for the year ended December 31, 2004 compared to net income of $3,354,000 or $0.14 per basic and diluted share for the year ended December 31, 2003. As explained in more detail below, the primary reason for the decrease to a net loss during 2004 compared to net income during 2003 was the recognition of a $1,704,000 unrealized loss on derivative instruments primarily related to our holdings of Crown warrants during 2004, compared to an unrealized gain on derivative instruments of $5,438,000 in 2003. Additionally, net exploration expense increased to $1,088,000 during 2004 compared to $418,000 during 2003 and general and administrative costs increased to $629,000 during 2004 compared to $404,000 during 2003, primarily as a result of legal and accounting costs associated with filing our Form 10 registration statement with the U.S. Securities and Exchange Commission (the "SEC"). We also recorded a $64,000 loss on sale of marketable equity securities primarily related to an exchange of 500,000 shares of TNR Gold Corp. ("TNR") common stock for 500,000 shares of TNR common stock and a warrant to purchase 500,000 shares of TNR during the third quarter of 2004. We recorded a deferred tax benefit of $935,000 primarily as a result of our pre-tax loss of $3,860,000.

          During the year ended December 31, 2004 we recorded an unrealized loss on derivative instruments of $1,704,000 primarily related to our holdings of Crown warrants compared to an unrealized gain of $5,438,000 during 2003. We exercised our Crown warrants on July 12, 2004. The warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants could be net settled and were classified as derivative instruments. Accordingly, any increase or decrease in the market value of our Crown warrants has been included in the consolidated statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $3,849,000 at July 12, 2004 compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.95 per share at July 12, 2004, just prior to exercise. On July 12, 2004, we exercised all of our Crown warrants on a cashless basis and received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Assuming the completion of the acquisition of Crown by Kinross, these Crown common shares will be converted into Kinross shares.

          During 2004 we recorded interest income of $193,000 compared to interest income of $272,000 during the same period in 2003. During 2004 we recorded $192,000 of interest income related to our investment in Crown Senior Notes, which were converted in July 2004. Upon conversion of our Crown Senior Notes we received 75,367 shares of Crown common stock for interest, which were paid at the conversion rate of $0.35 per share when the market price of the shares was $1.88 per share. As a result we recorded $117,000 additional interest over the interest income we would have received had the interest been paid in cash upon the conversion of the Senior Notes during the third quarter of 2004. During the year ended December 31, 2003 we recorded $212,000 of interest on Crown Senior Notes including $112,000 of interest relating to additional interest due to interest being paid in Crown shares rather than being paid in cash. We also received $30,000 of interest income on our investment in Crown Subordinated B Notes, which were converted to shares of Crown common stock in November 2003, including $4,000 of interest relating to additional interest due to interest being paid in Crown shares rather than being paid in cash. Remaining interest income related to interest income on our cash balances. We expect our interest income will decrease in 2005 as we converted our Senior Notes to shares of Crown common stock in July 2004.

          Our net exploration expense increased to $1,088,000 during 2004 compared to $418,000 in 2003. During 2004 we focused our exploration efforts on our Legacy Ridge project in Nevada, La Tola project in Peru, our Triunfo and San Pablo projects in Bolivia, as well as on our previously explored Pedra Branca project in Brazil. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits, in two new geographic areas, the Tapajos region in northern Brazil and Mexico. Accordingly, our gross exploration costs increased to $1,499,000 in 2004 from $875,000 in 2003. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $411,000 during 2004 and $457,000 during 2003. In addition to our work at Pedra Branca the increase in our gross exploration costs primarily consisted of drilling, sampling and exploration at our Legacy Ridge project in Nevada as well as increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. As a result of this exploration and evaluation we decided to drop our interests in four properties during the third quarter of 2004; San Pablo in Bolivia, Legacy Ridge in Nevada, La Pampa in Peru and Sapalache in Peru. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in South and North America during 2005 and have tentatively budgeted our related net exploration expenditure to be approximately $2,050,000. The primary factors in our decision to increase exploration expenditures in 2005 relate to the increase in capital resources expected from the anticipated completion of the Crown-Kinross merger, the completion of the Newmont Alliance and related private placement in January 2005 and increased exploration opportunities in Brazil and Mexico. This budget is subject to significant reduction, should the Kinross transaction be delayed or not completed in 2005. The actual amount of exploration expenditures has not been determined and any reduction in our tentative exploration budget due to a delay in the completion or termination of the Crown Kinross merger has not been determined.

          We had $119,000 of depreciation and amortization expense during 2004 compared to $488,000 in 2003. During 2004, depreciation and amortization expense up to April 2004 included $118,000 of amortization of mineral interests, compared to $466,000 of mineral interest amortization in 2003. Beginning January 1, 2002, we amortized our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures most of which became fully depreciated by the end of 2004. We anticipate our 2005 depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $629,000 during 2004 compared to $404,000 in 2003. The largest increase in general and administrative costs related to an increase in legal and accounting costs, which increased to $303,000 during 2004 compared to $186,000 in 2003. The primary reason for the increase is related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. In addition, during 2004, we increased staff and travel costs with the addition of the U.S. property in Nevada and the increased exploration effort in Peru, Brazil and Bolivia. We also increased our costs for shareholder relations and printing and distribution of our annual report to $93,000 in 2004 from $50,000 in 2003. The remaining general and administrative costs for travel, consulting, and shareholder meetings were comparable between 2004 and 2003. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense increased to $390,000 during 2004 compared to $351,000 in 2003. As there were no changes in the Management Agreement the increase in management fees are related to increased managerial time spent by Crown on our activities during 2004 compared to 2003. Under the modified management agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown and Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under related party transactions.

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the third quarter of 2004. During 2003, we recorded a charge of $26,000 to earnings related to decline in the value of our TNR shares, which we considered other than temporary. The TNR shares are classified as marketable equity securities held for sale and the TNR warrants are recorded at fair value based on quoted prices and classified as derivative instruments and changes in the fair value of the warrants are included in gain loss on derivative instruments in the consolidated statement of operations. Solitario recorded an increase in the value of its TNR warrants as of December 31, 2004 of $38,000 to gain loss on derivative instruments in the consolidated statement of operations.

          During 2004, we recorded an income tax benefit of $935,000 related to the expected benefit of the currently generated net operating losses that are expected to offset future taxable income related to our unrealized gains on marketable equity securities, primarily related to our holdings of Crown common shares, with such gain recorded as other comprehensive income. We anticipate we may recognize some of that gain upon either the sale of Crown common stock or, assuming the Crown and Kinross merger is completed, the sale of Kinross common stock received upon conversion of Crown common stock. During the third quarter of 2004, upon the conversion of our Senior Notes and the exercise of our Crown warrants into Crown common stock, we recorded a $3,015,000 deferred tax liability related to an increase of $7,005,000 in the fair value of that Crown stock. During 2003, we recorded income tax expense of $669,000 related to our estimated tax provision at statutory rates on income before income taxes, which was offset primarily by a $1,530,000 reduction in net operating loss carry forwards.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the quarter ended September 30, 2004 we recorded $64,000 of property write-downs related to our San Pablo, Legacy Ridge, La Pampa, and Sapalache projects. There were no property or mineral interest write-downs during the third quarter of 2003.

Comparison of the Year ended December 31, 2003 to the year ended December 31, 2002

          We had net income of $3,354,000 or $0.14 per share in 2003 compared to a loss of $2,079,000 or $0.09 per share in 2002. The primary reason for the income in 2003 was the recognition of $5,438,000 in gain on derivative instruments during 2003, compared to gain of $105,000 in 2002 related to our holding of Crown warrants. Net exploration expense in 2003 was reduced as we entered into a joint venture with Anglo Platinum on our Pedra Branca project, whereby Anglo Platinum paid for approximately $457,000 of exploration costs. General and administrative costs increased primarily as a result of legal and accounting costs associated with filing a Form 10 registration statement with the US Securities and Exchange Commission during the fourth quarter of 2003. As a result of our pre-tax net income, we recorded income tax expense of $669,000 during 2003.

          During 2003 we recorded an unrealized gain on derivative instruments of $5,438,000 related to our holdings of Crown warrants. Our Crown warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants could be net settled and were classified as derivative instruments at December 31, 2003 and 2002. Accordingly, any increase or decrease in the market value of our Crown warrants is included in the consolidated statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants increased to $5,591,000 at December 31, 2003 compared to $153,000 at December 31, 2002, primarily as a result of the increase in the value of Crown's common stock, which increased from $0.58 per share at December 31, 2002 to $2.52 per share at December 31, 2003. We exercised all of our Crown warrants in July 2004.

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

          Our net exploration expense decreased to $418,000 during 2003 compared to $957,000 in 2002. During 2003 we focused our exploration on our Pedra Branca project as well as newly acquired projects including Triunfo in Bolivia and La Tola in Peru. Although our gross exploration costs decreased slightly from $957,000 in 2002 to $875,000 in 2003, these exploration expenses were offset by joint venture reimbursements of $457,000 by Anglo Platinum on our Pedra Branca project in 2003. The change in our remaining costs primarily consisted of reduced general and administrative salaries in Peru as we eliminated the position of our vice president of South American operations from our office in Lima and we closed one of our two Brazilian offices and reduced our Bolivian office in 2002, which was reflected in the full year costs of 2003. Increased geologic drilling and field expenses at our Pedra Branca project offset these reductions.

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

          We had working capital of $3,207,000 at December 31, 2004 compared to working capital of $3,230,000 as of December 31, 2003. Our working capital consists primarily of our cash and equivalents and marketable equity securities and a joint venture receivable of $299,000 at December 31, 2004 compared to $3,000 at December 31, 2003 from Anglo Platinum, related to our Pedra Branca property.

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At December 31, 2004, we owned 6,071,626 shares of Crown common stock from the conversion of our Crown Senior Notes, the exercise of our Crown warrants and interest on our Crown Senior notes paid in shares of Crown common stock. At December 31, 2003, we owned 965,491shares of Crown common stock received as interest on our Crown Senior Notes and Crown Subordinated B Note and conversion of the Subordinated Note. The Crown shares are recorded at their fair market value of $12,143,000 and $2,433,000 at December 31, 2004 and December 31, 2003, respectively. In addition we own other marketable equity securities with a fair value of $112,000 and $143,000 as of December 31, 2004 and December 31, 2003, respectively. At December 31, 2004, we have classified $9,219,000 of our marketable equity securities as a long-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the year ended December 31, 2004, we recorded a gain in other comprehensive income on marketable equity securities of $6,356,000, less related deferred tax expense of $2,481,000. In addition during the year ended December 31, 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gain on marketable equity securities in other comprehensive income. In addition, during the year ended December 31, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange, which included previously unrealized loss on marketable equity securities of $70,000. During the year ended December 31, 2003, we recorded a gain on marketable equity securities of $5,438,000. Any change in the market value of the shares of Crown common stock could have a material impact on our liquidity and capital resources. The price of shares of Crown common stock has varied from a high of $2.62 per share to a low of $1.35 per share during the year ended December 31, 2004.

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

          On July 12, 2004, we exercised our Crown warrants on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. These shares were recorded at the book value of the warrants, $3,849,000, which also equaled the fair value of the shares on July 12, 2004.

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

          Assuming the completion of the Crown's merger with Kinross as contemplated in the Merger Agreement, we have estimated our investment in Crown securities would convert into approximately 1,767,450 shares of Kinross. We have estimated that these Kinross shares would be valued at approximately $12.1 million, assuming the March 14, 2005 market price of $6.82 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through 2005.

          As a result of recording an unrealized gain of $6,356,000 during 2004 on marketable equity securities in other comprehensive income, related primarily to our holdings of Crown stock, and the recognition of gain on Solitario's holdings of Crown warrants of $5,438,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $2,633,000 at December 31, 2004.

          Subsequent to December 31, 2004, on January 18, 2005, pursuant to a Stock Purchase Agreement, we agreed to sell to Newmont and Newmont agreed to purchase from us 2,700,000 newly issued shares of our Common Stock for Cdn$1.70 per share or Cdn$4,590,000 in the aggregate or approximately $3,776,000. We sold the Common Stock in a private offering in reliance on an exemption from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Newmont received restricted stock in the offering. We expect to use the proceeds of this offering to perform exploration as contemplated under an Alliance Agreement with Newmont. Cash and cash equivalents were $76,000 as of December 31, 2004 compared to $1,273,000 at December 31, 2003. Our cash balances, including the proceeds of the private offering of our shares to Newmont and the anticipated sale of shares of Crown or Kinross common stock, as needed, are considered adequate to fund our 2005 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown or Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

          As previously noted, under the Management Agreement we currently reimburse Crown for certain expenses, including management salaries and benefits, rent, insurance and investor relations costs and certain other expenses paid by Crown on our behalf. Assuming the completion of the Kinross merger, we will no longer operate under the Management Agreement. This change will result in an increase in general and administrative costs related to salaries and benefits for employees, rent, audit and legal fees, shareholder relations costs, travel and office expenses. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. See Related Party Transactions below for further discussion.

Cash Flows

          Net cash used in operations during 2004 increased to $2,209,000 compared to $1,157,000 for 2003 primarily as a result of increases in net exploration expenses related to new properties and reconnaissance work, increases in general and administrative expenses related to our Form 10 registration, as well as a reduction in interest income, all of which are discussed above in Results of Operations. Investing activities generated $27,000 of cash during 2004, primarily related to the collection of a note receivable of $112,000 and proceeds from the sale of equity securities. This compared to a use of $299,000 of cash in the same period of 2003, primarily from of the purchase of $400,000 of Crown Subordinated B Notes discussed above. Cash provided by financing activities in 2004 of $985,000 related to the exercise of stock options for 1,121,000 shares of our common stock compared to exercises of stock options for 16,000 shares of our common stock in 2003 for proceeds of $14,000. In addition we completed a private placement of our common stock to Sprott Securities during 2003 for $1,310,000 (net of offering costs). There were no similar sales in 2002.

Contractual Obligations

          As of December 31, 2004, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current interests in mineral properties. While the majority of these payments are not fixed obligations since we can generally abandon the mineral properties after meeting a minimum work commitment at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $218,000 for 2005, before reimbursement from any of our partners. Our existing mineral property agreements commit us to exploration expenditures of $280,000 in 2005. We may be required to make further payments in the future if we elect to exercise our options under those contracts.

          Additionally, we currently do not lease any facilities, however we have co-signed the facilities leased by Crown for their Wheat Ridge, CO office. Assuming completion of the Crown transaction with Kinross, we estimate our facility lease costs will be approximately $30,000 per year, related to the Wheat Ridge, CO facility.

          We currently have deferred tax liabilities recorded in the amount of $2,633,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Crown shares. If the Crown transaction with Kinross is completed, we expect that a portion of these deferred tax liabilities may become currently payable as we sell the resultant Kinross shares.

Joint Ventures

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont. Concurrent with the signing of the Alliance Agreement, Newmont purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. We have committed to spend $3.78 million over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont and us. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the strategic alliance Letter of Intent, was the signing of a second Letter of Intent by us and Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (collectively "Tapados"), to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Tapados to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Tapados' future exploration results on an annual basis. Both the strategic alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subject to the companies signing a definitive agreement and various regulatory approvals.

          On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 144 unpatented mining claims totaling approximately 1,175 hectares. To earn an 80% interest in the property, the WP Agreement calls for us to make payments to Silverthorn of $10,000 on signing (paid), $15,000 on the first (annual) anniversary, $20,000 on the second anniversary, $25,000 on the third anniversary; and $30,000 on the fourth anniversary. We must also complete 1,220 meters of drilling (firm commitment) before the first anniversary and then spend the following cumulative amounts on exploration and development (optional commitments); $300,000 before the second anniversary; $1.0 million before the third anniversary; and, $2.0 million in cumulative expenditures before the fourth anniversary. Upon completion of these payment and work commitment obligations, we will then have earned a 60% interest in the property. We have a Phase II Earn-in option to earn an additional 20% (for a total interest of 80%) by spending an additional $2.0 million on exploration and development before the sixth anniversary and paying Silverthorn $50,000 on the fifth and sixth anniversaries. We may elect to terminate the WP Agreement at anytime after completing the first year's drilling commitment without any additional payment or work commitment obligations due Silverthorn. We are developing our drilling plan to meet our first year's work commitment.

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, Solitario retains a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property. Since signing the joint venture agreement, Newmont has been responsible for managing all exploration activities on the project. In addition to a extensive surface exploration effort in 2004, Newmont completed 13 reverse circulation drill holes totaling 1,698 meters. Newmont is currently planning to complete its firm year-one drilling commitment of 2,500 meters by drilling an additional 802 meters on the project in March of 2005.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II commitment was completed in late 2004 and Anglo Platinum is currently reviewing the technical information to determine whether or not it will proceed with the next annual work commitment of $1,250,000. We have recorded a joint venture receivable from Anglo Platinum related to the Pedra Branca Project of $299,000 and $3,000 at December 31, 2004 and 2003, respectively.

          In February 2004, we signed an option agreement (the "San Pablo Agreement") to acquire a 100% interest, with no retained royalty, in the 700-hectare San Pablo gold project in southwestern Bolivia. The San Pablo Agreement called for us to make escalating payments to the underlying private Bolivian owners of the property totaling $1.0 million and spend $190,000 on exploration over a four-year period. The first six-month payment of $10,000 was made. After spending $15,000 during the first six-month period, we had the right to terminate the San Pablo Agreement at any time with no further obligations. In September 2004, after performing a limited project review consisting of geochemical sampling to confirm the presence of gold mineralization, we decided to terminate the San Pablo agreement and recorded a $10,000 mineral property write down. As of December 31, 2004 we have no interest in the San Pablo project.

          In February 2004, we signed an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for us to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. We completed our initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling we elected to terminate our option to earn an interest in the project and recorded a $24,000 mineral property write-down during the third quarter of 2004. As of December 31, 2004 we have no interest in the Legacy Ridge project.

          In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid Solitario $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 we dropped the La Pampa project and because we had no capitalized mineral interest, there was no related charge to mineral property write down. As of December 31, 2004 we have no interest in the La Pampa project.

          In August 2003, we signed an Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. The first payment of $10,000 has been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario completed its $100,000 first year work commitment as part of its five-year $2.3 million work commitment. Solitario is in the process of seeking a joint venture partner to further advance the project.

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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our final 2004 mineral property rental and option payments were approximately $181,000. We were reimbursed approximately $25,000 of this amount from our joint venture partners. In 2005 we estimate mineral property rental and option payments to be approximately $218,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2005, we would be reimbursed approximately $108,000 of those costs.

Critical Accounting Estimates

Mineral Properties, net

          We classify our interest in mineral properties as Mineral Properties, net (tangible assets) pursuant to EITF 04-2 (see "Recent Accounting Pronouncements, below). Prior to adoption of EITF 04-2 in April 2004, we classified our interests in mineral properties as intangible assets, Mineral Interests, net. Our mineral properties represent mineral use rights for parcels of land we do not own. All of our mineral properties relate to exploration stage properties and the value of these assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. Prior to the adoption of EITF 04-2, we amortized the excess cost of our mineral interests over their estimated residual value over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which our estimated exploration cycle. We amortized our mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis. We no longer amortize our mineral properties pursuant to the adoption of EITF 04-2.

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded a $64,000 write-down of our mineral properties during the year ended December 31, 2004. There were no impairments of mineral properties in year ended December 31, 2003. However, we may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At December 31, 2004, we have recorded unrealized holding gains of $8,118,000, net of deferred taxes of $3,088,000, related to our marketable equity securities.

Derivative instruments

          Our Crown warrants had a net settlement feature and accordingly we classified the warrants as derivative instruments up to July 12, 2004 when we exercised all of them on a cashless basis as discussed above in results of operations. We recorded our investment in the Crown warrants at their estimated fair value based upon a Black-Scholes pricing model. As of December 31, 2004, we own warrants for the purchase of 1,000,000 shares of TNR Gold Corp. ("TNR"), which we received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognize any increase or decrease in the fair value of warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our Crown warrants of $1,742,000 for the year ended December 31, 2004 and an increase in the value of our TNR warrants of $38,000 for the year ended December 31, 2004 and an increase in the fair value of our Crown warrants of $5,438,000 and $106,000 for the years ended December 31, 2003 and 2002, respectively.

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

Related Party Transactions

        Crown provides management and technical services to us under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement we are billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and our activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by us were $390,000, $351,000 and $449,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not able to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the year ended December 31, 2004. The TNR shares and warrants are classified as marketable equity securities held for sale. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. We were paid $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. We were paid 249,718 and 182,440, respectively, Crown shares as interest income under the Senior Notes for the years ended December 31, 2003 and 2004. On July 14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Notes. We recorded $949,000, the net book value of Crown Senior Notes, as marketable equity securities for the Crown shares received upon conversion of the Senior Notes.

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gave us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, we exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. The fair value of the warrants, based upon a quoted bid price, was $3,849,000 at July 12, 2004, just prior to exercise and $5,591,000 at December 31, 2003. We recognized any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the value of the Crown warrants of $1,742,000 for the year ended December 31, 2004 and an increase in the value of our TNR warrants of $38,000 for the year ended December 31, 2004 and an increase in the value of the Crown warrants of $5,438,000 and $105,000 for the years ended December 31, 2003 and 2002, respectively. We recorded $3,849,000, the net book value of our Crown warrants, as marketable equity securities for the Crown shares received upon exercise of our Crown warrants.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,286 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          We entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of December 31, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of December 31, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of December 31, 2004, we own 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in our investment in marketable equity securities using the cost method. As of December 31, 2004, the fair market value of these shares was $12,143,000.

          Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated our annual general and administrative costs would be approximately $400,000 to $500,000 higher as a result of increases in salaries and benefits, rent, audit and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and us. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and the Company.

Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. We have not yet adopted SFAS 123R and we have not determined what effect, if any, adoption of SFAS123R will have on our financial position or results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information is not required pursuant to Item 305(e) of regulation S-K due to our status as a small business issuer.

Item 8. Financial Statements and Supplementary Data
Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	41 ,42
Consolidated Balance Sheets as of December 31, 2004 and 2003	43
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	44
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	45
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	46
Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Solitario Resources Corporation
Wheat Ridge, Colorado

We have audited the consolidated balance sheet of Solitario Resources Corporation (a Colorado corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitario Resources Corporation as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 11, 2005
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Solitario Resources Corporation
Wheat Ridge, Colorado

We have audited the accompanying consolidated balance sheet of Solitario Resources Corporation and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solitario Resources Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet at December 31, 2003 includes net mineral interests costs of $2,760,000. Note 1 to the consolidated financial statements emphasizes that the recovery of these costs is ultimately dependent upon either the sale of these mineral interests or the development of economically recoverable ore reserves, the ability of the Company to obtain the necessary permits and financing to successfully place the projects into production, and upon future profitable operations.

/s/ Deloitte & Touche, LLP

Denver, Colorado
March 10, 2004

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$76	$1,273
Joint venture receivable	299	3
Note receivable	-	112
Investments in marketable equity securities, at fair value	3,036	2,576
Prepaid expenses and other	17	29
Total current assets	3,428	3,993
Mineral properties, net	2,653	2,760
Note receivable from Crown Resources Corporation, net of discount	-	937
Investment in Crown Resources Corporation warrant, at fair value	-	5,591
Investments in marketable equity securities, at fair value	9,219	-
Investment in derivative instruments, at fair value	38	-
Other assets	32	7
Total assets	$15,370	$13,288
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 142	$ 53
Due to Crown Resources Corporation	79	25
Deferred income taxes	-	685
Total current liabilities	221	763
Deferred income taxes	2,633	591
Commitments and contingencies (Notes 2, 3, and 6)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2004 and 2003)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (24,726,992 and 24,923,134 shares issued and outstanding at December 31, 2004 and 2003, respectively)	247	249
Additional paid-in capital	22,132	22,498
Accumulated deficit	(14,893)	(11,968)
Accumulated other comprehensive income	5,030	1,155
Total stockholders' equity	12,516	11,934
Total liabilities and stockholders' equity	$ 15,370	$ 13,288

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)	For the year ended December 31,
	2004	2003	2002
Costs, expenses and other:
Exploration expense, net	$ 1,088	$ 418	$ 957
Depreciation and amortization	119	488	504
General and administrative	629	404	372
Management fees	390	351	449
Unrealized (gain) loss on derivative instruments	1,704	(5,438)	(105)
Asset write-downs	64	26	-
Loss on sale of assets	59	-	39
Interest and other (net)	(193)	(272)	(137)
(Loss) income before income taxes	(3,860)	4,023	(2,079)
Income tax expense (benefit)	935	(669)	-
Net (loss) income	$(2,925)	$3,354	$(2,079)
Basic and diluted (loss) earnings per common share	$ (0.12)	$ 0.14	$(0.09)
Basic and diluted weighted average shares outstanding	25,190	23,638	23,407

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except					Accumulated
share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance at December 31, 2001	23,407,134	$234	$21,189	$(13,243)	$(196)	$7,984
Comprehensive loss:
Net	-	-	-	(2,079)	-	(2,079)
Net unrealized gain on marketable equity securities	-	-	-	-	372	372
Comprehensive loss	-	-	-	-	-	(1,707)
Balance at December 31, 2002	23,407,134	234	21,189	(15,322)	176	6,277
Shares issued:
Option exercise	16,000	-	14	-	-	14
Private placement, net	1,500,000	15	1,295	-	-	1,310
Comprehensive income:
Net income	-	-	-	3,354	-	3,354
Net unrealized gain on marketable equity securities (net of tax of $607)	-	-	-	-	979	979
Comprehensive income	-	-	-	-	-	4,333
Balance at December 31, 2003	24,923,134	249	22,498	(11,968)	1,155	11,934
Shares issued:
Option exercise	1,121,000	11	974	-	-	985
Deferred taxes on option exercises			188			188
Cancellation of shares	(1,317,142)	(13)	(1,528)	-	-	(1,541)
Comprehensive income:
Net loss	-	-	-	(2,925)	-	(2,925)
Net unrealized gain on marketable equity securities (net of tax of $2,481)	-	-	-	-	3,875	3,875
Comprehensive income	-	-	-	-	-	950
Balance at December 31, 2004	24,726,992	$247	$22,132	$(14,893)	$5,030	$12,516

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	For the year ended December 31,
	2004	2003	2002
Operating activities:

Net (loss) income	$(2,925)	$3,354	$(2,079)
Adjustments:
Unrealized loss (gain) on derivative instruments	1,704	(5,438)	(105)
Depreciation and amortization	119	488	504
Asset write-downs	64	-	-
Loss on asset and equity security sales	59	-	39
Interest income received in stock	(142)	(207)	(74)
Interest income from amortization of note discount	(12)	(22)	(22)
Deferred income taxes	(935)	669	-
Other	-	26	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(284)	(6)	40
Accounts payable	89	27	(18)
Due to Crown Resources Corporation	54	(48)	11
Net cash used in operating activities	(2,209)	(1,157)	(1,704)
Investing activities:
Investment in Crown Resources Corporation promissory notes and warrants	-	(400)	-
Additions to mineral interests and other	(76)	(10)	-
Proceeds from asset sales	-	-	26
Proceeds from sale of marketable equity securities	16	-	381
Collection on note receivable	112	111	109
Purchase of marketable equity securities	-	-	(130)
Other assets	(25)	-	-
Net cash provided by (used in) investing activities	27	(299)	386
Financing activities:
Issuance of common stock	985	1,324	-
Net cash provided by financing activities	985	1,324	-
Net decrease in cash and cash equivalents	(1,197)	(132)	(1,318)
Cash and cash equivalents, beginning of year	1,273	1,405	2,723
Cash and cash equivalents, end of year	$ 76	$ 1,273	$ 1,405
Supplemental disclosure of cash flow information:
Treasury stock received in spin-off from Crown Resources Corporation as treasury stock	1,541	-	-
Cancellation of treasury stock	(1,541)	-	-
Conversion of Crown notes receivable to shares of Crown common stock	-	400	-

See Notes to Consolidated Financial Statements.

1. Business and Summary of Significant Accounting Policies:

    Business and company formation

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral interests. At December 31, 2004, Solitario's mineral interests are located in Brazil, Bolivia and Peru and the state of Nevada. Solitario was incorporated under the laws of the state of Colorado on November 15, 1984, as a wholly-owned subsidiary of Crown Resource Corp. of Colorado, ("CRCC") which is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). Prior to 1993, we had no activity. As of March 14, 2005 we have 27,426,992 shares outstanding.

          Prior to July 26, 2004 CRCC owned 9,633,585 shares of our common stock or approximately 37.1%. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 950,013 shares as of March 14, 2005, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

          In performing its activities, Solitario has incurred certain costs for mineral properties. The recovery of these costs is ultimately dependent upon either the sale of mineral property interests or the development of economically recoverable ore reserves, the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

    Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to the valuation of mineral properties and their future exploration potential, the realisability of Solitario's deferred tax assets and the fair value of Solitario's investment in Crown shares included in marketable equity securities.

    Reclassifications

          Certain prior period items have been reclassified in the consolidated financial statements to conform with the current year presentation.

    Cash equivalents

          Cash equivalents include investments in highly-liquid debt securities with original maturities of three months or less when purchased.

    Note receivable

          Note receivable at December 31, 2003 consists of $100,000, plus interest, issued by Newmont Mining Company, which was paid in full to Solitario in April 2004.

Mineral properties

          On January 1, 2002, Solitario adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of Solitario's mineral properties as mineral interests (intangible assets) and the amortization of those assets over their expected useful lives. Solitario's mineral property interests represent mineral use rights for parcels of land not owned by Solitario. At January 1, 2002, Solitario reclassified $3,680,000 from Mineral Properties, net to Mineral interests, net. The excess of the cost of each of its interests in mineral properties over the estimated residual value was amortized from January 1, 2002 through April 1, 2004 over the lesser of (i) the term or the length of any mineral interest option or lease, or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario amortized its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. On April 30, 2004 the Financial Accounting Standards Board amended SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights, conveyed by leases and concessions, are tangible assets and that mineral use rights should be accounted for based on their substance. This amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Solitario adopted the amendment on April 1, 2004 and reclassified its interests in mineral properties classified as Mineral interests, net to Mineral Properties, net in its consolidated balance sheets and ceased amortizing exploration stage mineral property interests prior to the commencement of production. Solitario recorded $117,000, $466,000 and $464,000 of amortization of its mineral property interests for the years ended December 31, 2004, 2003 and 2002, respectively.

          Solitario expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the year ended December 31, 2004, Solitario recorded impairments of $64,000 of its mineral properties. There were no mineral property impairments in 2003 and 2002.

          Solitario's net capitalized mineral properties of $2,653,000 and $2,760,000 at December 31, 2004 and 2003, respectively, related to gross land, leasehold and acquisition costs of $3,676,000 and $3,690,000 at December 31, 2004 and 2003, respectively, less accumulated amortization of $1,023,000 and $930,000 at December 31, 2004 and 2003, respectively. Solitario has not identified any proven and probable reserves related to its mineral properties. The recoverability of these costs is dependent on, among other things, the successful identification of proven and probable reserves, as well as the potential to develop, sell or joint venture its interests in the properties.

   Derivative instruments

          At December 31, 2003, Solitario owned Crown warrants, which entitled Solitario the right to purchase Crown common stock, had a net settlement feature and accordingly, Solitario classified the Crown warrants as derivative instruments. Solitario recorded its investment in these warrants at their estimated fair value, based upon quoted prices of $5,591,000 at December 31, 2003. In July 2004, Solitario exercised all of its Crown warrants and at December 31, 2004 Solitario did not own any Crown warrants. Solitario recognized any increase or decrease in the fair value of the warrants up to the date of their exercise as a gain or loss on derivative instruments in the consolidated statement of operations. As of December 31, 2004, Solitario owns warrants for the purchase of 1,000,000 shares of TNR Gold Corp. ("TNR"), which it received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a decrease in the fair value of its Crown warrants of $1,742,000 for the year ended December 31, 2004 and an increase in the value of its TNR warrants of $38,000 for the year ended December 31, 2004 and an increase in the fair value of the warrants of $5,438,000 and $105,000 for the years ended December 31, 2003 and 2002, respectively.

    Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $12,255,000 and $2,576,000, respectively, and cost of $4,137,000 and $814,000, respectively at December 31, 2004 and 2003. Solitario has recorded other comprehensive income for unrealized holding gains of $8,118,000 and $1,762,000, respectively, net of deferred taxes of $3,088,000 and $607,000, respectively, at December 31, 2004 and 2003 related to our marketable equity securities.

          The following table represents changes in marketable equity securities.

Sales of marketable equity securities
	2004	2003	2002
Gross cash proceeds	$ 16,000	$ -	$381,000
Gross non-cash proceeds	57,000	-	-
Cost	132,000	-	433,000
Gross gain on sale included in earnings during the period	14,000	-	54,000
Gross loss on sale included in earnings during the period	(73,000)	-	(106,000)
Write down of marketable equity securities	-	(26,000)	-
Unrealized holding gain arising during the period included in other comprehensive income, net of tax	3,864,000	953,000	320,000
Reclassification adjustment for net losses included in earnings during the period, net of tax	$ 39,000	$ 26,000	$ 52,000

    Foreign exchange

          The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's exploration activities have been conducted primarily in Brazil, Bolivia, Peru and Mexico, payments under substantially all of the land, leasehold, and exploration agreements of Solitario are denominated in United States dollars. Solitario expects that a significant portion of its required and discretionary expenditures in the foreseeable future will also be denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

    Earnings per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2004, 2003 and 2002. Potentially dilutive shares related to outstanding common stock options of 2,273,000, 3,488,000 and 3,372,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

    Employee stock compensation plans

                    Solitario accounts for certain awards under its 1994 Stock Option Plan (the "Plan") in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date. As a result of repricing of its options in 1999, Solitario accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the quoted market price of Solitario's stock in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25)." There was no compensation expense recorded during the years ended December 31, 2004, 2003 and 2002 as a result of variable plan accounting. As of December 31, 2004, there were no remaining options that are subject to variable plan accounting. The Plan had a ten-year duration and terminated during 2004. No further options may be granted pursuant to the Plan as of December 31, 2004.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model. As there were no options issued during 2004, the following assumptions were used for 2003 and 2002, respectively: risk-free interest rate of 3.31% and 4.34%; dividend yield of 0 percent; volatility factor of the expected market price of Solitario's common stock of 65% and 60%; and a weighted average expected life of the options of 3.9 and 4.3 years. The weighted average fair value of the options granted is estimated at $0.28 and $0.25 per share in 2003 and 2002, respectively.

          Had Solitario accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:
(in thousands, except per share amounts)	2004	2003	2002
Net income (loss), as reported	$(2,925)	$3,354	$(2,079)
Deduct total stock-based compensation expense determined under fair value based method for all rewards, net of related tax effects	(24)	(54)	(232)
Pro forma net income (loss)	$(2,949)	$3,300	$(2,311)
Earnings (loss) per share:
Basic and diluted as reported	$ (0.12)	$ 0.14	$ (0.09)
Basic and diluted pro forma	$ (0.12)	$ 0.14	$ (0.10)

    Segment reporting

          Solitario operates in one business segment, minerals exploration. At December 31, 2004, all of Solitario's operations are located in Peru, Bolivia, Brazil, Mexico and the state of Nevada as further described in Note 2 to these consolidated financial statements.

          Included in the consolidated balance sheet at December 31, 2004, 2003 and 2002 are total assets of $2,716,000, $2,789,000 and $3,794,000, respectively related to Solitario's foreign operations, located in South America in Bolivia, Brazil and Peru. Included in mineral property in the consolidated balance sheet at December 31, 2004, 2003 and 2002 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,568,000, $2,680,000 and $3,174,000, respectively. We are not aware of any foreign exchange restrictions on Solitario's subsidiaries located in foreign countries.

    Recent accounting pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. SFAS 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. Solitario has not yet adopted SFAS 123R, as revised, and it has not determined what effect, if any adoption of SFAS 123R would have on its financial position or results of operations or cash flows.

          The Emerging Issues Task Force ("EITF") formed a committee ("Committee") to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus in EITF Issue No. 04-2 "Whether Mineral Rights Are Tangible or Intangible Assets" ("EITF No. 04-2"), that mineral interests conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") amended SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Solitario adopted EITF No. 04-2 on April 1, 2004 and reclassified its mineral interests conveyed by leases from Mineral interests, net to Mineral Properties, net in its consolidated balance sheets and ceased amortizing exploration stage mineral interests prior to the commencement of production.

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

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity's activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on Solitario's financial position or results of operations or cash flows.

2. Mineral interests:

          Solitario's mineral properties consist of use rights related to exploration stage properties, and the value of such assets is primarily driven by the nature and amount of economic mineral ore believed to be contained, or potentially contained, in such properties. The amounts capitalized as mineral properties include concession and lease or option acquisition costs. Capitalized costs related to a mineral property represent its fair value at the time it was acquired, either as an individual asset purchase or as a part of a business combination. Solitario has no production (operating) or development stage mineral properties nor any interests in properties that contain proven or probable reserves. Solitario's exploration stage mineral properties represent interests in properties that Solitario believes have exploration potential that is not associated with any other production or development stage property. Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.

          The following represents Solitario's investment in mineral properties:
(in thousands)	December 31,
	2004	2003
Mineral interests	$3,676	$3,690
Accumulated amortization	(1,023)	(930)
Net mineral interests	$2,653	$2,760

          As discussed in Note 1, the amortization of mineral interests commenced January 1, 2002, upon the adoption of SFAS No. 142 and we no longer amortize our mineral properties as of April 1, 2004 in accordance with EITF 04-2. Amortization expense related to mineral interests in 2004, 2003 and 2002 was $118,000, $466,000 and $464,000, respectively. We recorded a reduction of accumulated amortization of $25,000 during 2004 in connection with property impairments.

    Peru

          Solitario holds exploration concessions or has filed applications for concessions covering approximately 17,030 hectares in Peru. These applications are subject to normal administrative approvals and the mineral interests are subject to an annual rental of $3.00 per hectare (approximately 2.477 acres per hectare) in June of each year, with 6,000 hectares subject to an additional $6.00 per hectare surcharge as the concessions are more than 10 years old.

    Bongara

          Solitario acquired the initial Bongara exploration concessions in 1993. The current holdings consist of a 100% interest concessions covering approximately 6,000 hectares in northern Peru (the "Bongara project"). Solitario initiated an effort in early 2005 to secure a new joint venture partner to explore and develop the project.

    Yanacocha

          On April 26, 2000, Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont") and sold its interest in its Yanacocha project for $6 million and a sliding scale net smelter return royalty ("NSR") that varies with the price of gold. Newmont retained $400,000 of the $6 million purchase price to be paid in four annual installments plus interest pending release of certain contingent liabilities. Solitario received payments of $112,000, $111,000 and $109,000 (including interest) in April 2004, 2003 and 2002, respectively. Solitario recorded a gain on the sale of the Yanacocha project of $5.8 million during the second quarter of 2000. The NSR royalty applies to any commercial production on exploration concessions covering approximately 60,000 hectares. In January 2005, Solitario and Newmont amended the NSR royalty schedule so that the royalty rate was not only based on the price of gold, but also considered the method of gold and copper extraction and the national Peruvian NSR royalty rate schedule that was enacted in 2004. Newmont, through its subsidiaries and affiliates, also agreed to a $4.0 million work commitment on Solitario's royalty property over the next eight years.

    La Tola

          In October 2003, we acquired the La Tola project to explore for gold and possibly silver. The project is located in southern Peru and consists of 14 concessions totaling 11,030 hectares. We own a 100%-interest in the all the concessions without any underlying owners or royalties, except for a 100-hectare option to buy lease from a private Peruvian party, which we acquired in March 2004. According to Peruvian law, claims may be held indefinitely subject only to payment of annual fees to the government. A payment of $3.00 per hectare must be made by the last day of June each year to keep the concessions in good standing. These payments to the government of approximately $7,000 and $36,000 were made in 2004 and 2003, respectively. An equal amount will be due in 2005 to keep all the concessions in good standing. In April 2004, we signed a Letter Agreement with Newmont Peru S.L.R. ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51%-interest in the property by completing 2,500 meters of drilling (firm commitment) within the first year of the Letter Agreement and by spending the following cumulative amounts on future exploration and development (optional): by end of second year - $1.25 million; by end of third year - $3.0 million; and, by end of fourth year - $7.0 million. Newmont can earn an additional 9% interest (total 60% interest) by completing a feasibility study and an addition 5% interest by arranging 100% project financing. In addition to our participating interest, we also retain a sliding scale NSR-Royalty interest on gold and silver production (0 to 2.25% subject to gold price and the imposed national Peruvian NSR-Royalty rate).

    Newmont Strategic Alliance

          On January 18, 2005 Solitario signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont purchased 2.7 million shares of Solitario common stock (or approximately 9.9% of our issued and outstanding shares) for Cdn$4,590,000. We have committed to spend $3.78 million over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont and Solitario. The first Alliance Project area is located in southern Peru and is approximately 4,000 square kilometers in size. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture. See Note 9, Subsequent Events, below.

    La Pampa

          In July 2002, Solitario signed an agreement with Bear Creek Mining Company ("Bear Creek") whereby Bear Creek was entitled to earn a 51% interest in the La Pampa project by expending $4.5 million on exploration of La Pampa over a five-year period. In February 2004, Bear Creek Mining Company ("Bear Creek") notified us that it intended to terminate its joint venture interest in the La Pampa project. In June 2004, Bear Creek paid us $15,000 to terminate its joint venture interest in the La Pampa project. During the third quarter of 2004 we dropped the La Pampa project and because it had no capitalized mineral interest, there was no related charge to mineral property write down. As of December 31, 2004, Solitario has no interest in the La Pampa project.

Other Peruvian properties

          During the third quarter of 2004, after failing to secure a joint venture, we dropped our claims at the Sapalache gold project located in the Department of Piura, Peru and recorded a mineral property write-down of $29,000. As of December 31, 2004 we have no interest in the Sapalache project.

    Brazil

    Pedra Branca

          In October 2000, Solitario recorded $3,627,000 in mineral interest additions for the Pedra Branca project in connection with the acquisition of Altoro Gold Corp, ("Altoro").

          Solitario holds a 100% interest in 60 concessions totaling 61,357-hectare in its Pedra Branca platinum-palladium (PGM) Project located in Ceará State, Brazil. Solitario acquired Pedra Branca as part of its acquisition of Altoro. Eldorado Gold Corporation holds a 2% net smelter return royalty on 10,000 hectares of Solitario's property position.

          On January 28, 2003, Solitario entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. In July 2004 we signed the First Amendment to Pedra Branca Letter Agreement that provided Anglo Platinum a ten-month period (to May 26, 2005) to complete its Phase II $500,000 work commitment, and extended subsequent work commitments by one-year. Anglo Platinum met its minimum required expenditure for the first six-month period and has nearly completed its ten-month $500,000 Phase II work commitment. Anglo Platinum is currently reviewing the results of the exploration program, before making a decision on whether to fund the next $1.25 million in exploration, or terminate its option to earn an interest. If Anglo Platinum declines to continue, Solitario will retain 100% of the Pedra Branca Project. Solitario recorded a joint venture receivable from Anglo Platinum related to the Pedra Branca Project of $299,000 and $3,000 at December 31, 2004 and 2003, respectively.

    Bolivia

    Triunfo

          In August 2003, we signed an Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. The agreement was amended in March 2004. Terms of the Option Agreement call for escalating payments totaling $185,000 over a four-year period to the underlying owners. The first and second payments to the owners of $10,000 and $15,000, respectively, have been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario has completed the first year $100,000 work commitment as part of its five-year $2.3 million work commitment.

    San Pablo

          During the third quarter of 2004, after performing a geological review of the potential of our San Pablo project, located in the Potosi Department of southwestern Bolivia, we decided to terminate our agreement on this property and recorded a mineral property write-down of $29,000. As of December 31, 2004 we have no interest in the San Pablo project.

    United States

    Legacy Ridge Project

          In February 2004, we signed(an option agreement (the "CC Agreement") to acquire a 100% interest in 88 unpatented claims totaling approximately 700-hectares on the Legacy Ridge project in west-central Nevada (U.S.). The CC Agreement called for us to make escalating payments to the underlying private owner of the project of $25,000 in the first year with a total of $2.0 million over a five-year period and spend $900,000 in exploration over four years, including $150,000 in the first year. We completed our initial $150,000 exploration commitment during the second quarter of 2004 by conducting a surface sampling program and drilling 14 reverse circulation drill holes totaling 1,203 meters. After reviewing the assay results of the drilling we elected to terminate our option to earn an interest in the project and recorded a $25,000 mineral property write-down during the third quarter of 2004. As of December 31, 2004, we have no interest in the Legacy Ridge project.

   Windy Peak

          On July 12, 2004, Solitario signed an agreement with Silverthorn Exploration, Inc. ("Silverthorn") to earn up to a 80% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 144 unpatented mining claims totaling approximately 1,175 hectares. The agreement (the "Silverthorn Agreement") calls for Solitario to make an initial payment of $10,000 on signing (paid) and for Solitario to make additional escalating payments totaling $90,000 over the next four years as well as spend a total of $2.0 million on exploration over four years to earn its 60% interest. Solitario may earn an additional 20% interest (for a total of 80%) in the property by paying Silverthorn an additional $100,000 and spending an additional $2.0 million in exploration by the sixth-year anniversary. After completing the first year exploration commitment by completing 1,220 meters of drilling, Solitario may terminate its option to acquire the property with no further obligation. Solitario is developing a drilling plan to meet its first year's work commitment.

    Exploration expense

          The following items comprised exploration expense:

(in thousands)	2004	2003	2002
Geologic, drilling and assay	$770	$488	$335
Field expenses	479	237	214
Administrative	250	150	408
Joint venture reimbursement	(411)	(457)	-
Total exploration expense	$1,088	$418	$957

3. Related party transactions:

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $390,000, $351,000 and $449,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. Solitario recorded a loss on sale of marketable equity securities of $73,000 during the year ended December 31, 2004. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2004, Solitario owns warrants for the purchase of 1,000,000 shares of TNR Gold Corp. ("TNR"), which it received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a gain on derivative instruments of $38,000 for the increase in the value of its warrants during the year ended December 31, 2004. There were no gains and losses recorded for the fair value of the TNR warrants in 2003 or 2002. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of Solitario shares. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 has a conversion price of $0.2916 per share and the second Senior Note of $650,000 has a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. Solitario was paid 249,718, and 182,440 Crown shares, respectively with market values on the date of issuance of $207,000 and $74,000, respectively, as interest income under the Senior Notes for the years ended December 31, 2003 and 2002. On July 14, 2004, Solitario converted $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 Crown shares, with a market value of $142,000 on the date of issuance, for accrued interest through the date of conversion on the Notes. Solitario recorded $949,000, the net book value of Crown Senior Notes, as marketable equity securities for the Crown shares received upon conversion of the Senior Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gave Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. The fair value of the warrants, based upon a quoted bid price, was $3,849,000 at July 12, 2004, just prior to exercise and $5,591,000 at December 31, 2003. Solitario recognized any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the consolidated statement of operations. Solitario recorded a loss on derivative instruments related to a decrease in the value of the Crown warrants of $1,742,000 up to the date of exercise during the year ended December 31, 2004. Solitario recorded a gain on derivative instruments related to an increase in the value of the warrants of $5,438,000 and $106,000 for the years ended December 31, 2003 and 2002, respectively. Solitario recorded $3,849,000, the net book value of our Crown warrants, as marketable equity securities for the Crown shares received upon exercise of our Crown warrants.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2004, the Signing Shareholders collectively held 12,695,186 shares or 31.7% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,286 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of December 31, 2004, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 37.2% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of December 31, 2004, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of December 31, 2004, Solitario owns 6,071,626 shares of Crown common stock or approximately 15.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of December 31, 2004, the fair market value of these shares was $12,143,000.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and Solitario.

4. Income Taxes:

          Solitario's income tax expense (benefit) consists of the following as allocated between foreign and United States components:
(in thousands)	2004	2003	2002
Deferred
United States	$ (645)	$ 2,207	$286
Foreign	(51)	(164)	159
Operating loss and credit carryovers:
United States	(290)	(1,538)	(286)
Foreign	51	164	(159)
Income tax expense (benefit)	$ (935)	$ 669	$ -

          Consolidated income (loss) before income taxes includes losses from foreign operations of $1,457,000, $1,092,000 and $1,622,000 in 2004, 2003 and 2002, respectively. During 2004, Solitario recognized income tax deductions from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $188,000 for the income tax benefit of these deductions. During 2004 and 2003, Solitario recognized other comprehensive income related to unrealized gains on marketable equity securities of $6,401,000 and $1,544,000, respectively. Other comprehensive income has been charged $2,498,000 and $607,000, respectively, for the income tax expense associated with these gains.

          The net deferred tax assets/liabilities in the December 31, 2004 and 2003 consolidated balance sheets include the following components:
(in thousands)	2004	2003
Deferred tax assets:
Net operating loss (NOL) carryovers	$ 5,101	$ 4,252
Capital loss carryovers	21	21
Royalty	1,560	1,560
Other	26	-
Valuation allowance	(3,754)	(3,332)
Total deferred tax assets	2,954	2,501
Deferred tax liabilities:
Unrealized gain on derivative securities	1,551	2,138
Exploration costs	870	921
Unrealized gains on marketable equity securities	3,166	685
Other	-	33
Total deferred tax liabilities	5,587	3,777
Net deferred tax liabilities	$ 2,633	$ 1,276

          A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the expense (benefit) for income taxes is as follows:
(in thousands)	2004	2003	2002
Expected income tax expense (benefit)	$ (1,310)	$ 1,368	$ (707)
Non-deductible foreign expenses	72	(60)	495
Foreign tax rate differences	7	1	(19)
State income tax	(122)	338	17
Expiration of loss carryovers	-	542	-
Change in valuation allowance	422	(1,530)	212
Other	(4)	10	2
Income tax expense (benefit)	$ (935)	$ 669	$ -

          During 2004 and 2002, the valuation allowance was increased primarily as a result of increases in net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized. During 2003, the valuation allowance was reduced by $1,530,000 to reflect the projected utilization of net operating loss carryforwards for which no income tax benefit was previously provided.

          At December 31, 2004, Solitario has unused US Net Operating Loss ("NOL") and capital loss carryovers of $5,220,000 and $53,000, respectively, which begin to expire commencing in 2008. Solitario also has foreign NOL carryovers at December 31, 2004 of $8,983,000 that begin to expire four years after the first year in which taxable income arises. In connection with the Bankruptcy of Crown and Solitario's acquisition of Altoro Gold Corp., Solitario had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Solitario's carryovers is limited to approximately $614,000 per year.

5. Fair Value of Financial Instruments:

          For certain of Solitario's financial instruments, including cash and cash equivalents, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities are carried at their estimated fair value based on quoted market prices.

          The fair value of the Crown shares was $12,143,000 at December 31, 2004. The fair value of the TNR shares was $112,000 and $135,000 at December 31, 2004 and 2003 respectively.

          The fair value of the Senior Notes was $7,729,000 at December 31, 2003. The fair value of the Crown warrants was $5,591,000 at December 31, 2003. The fair value of the TNR warrants was $38,000 at December 31, 2004. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the consolidated statement of operations. Solitario recorded an increase (decrease) in the fair value of its Crown warrants of ($1,742,000), $5,438,000 and $106,000 for the years ended December 31, 2004, 2003 and 2002, respectively and recorded an increase in the fair value of its TNR warrants of $38,000 for the year ended December 31, 2004. There were no changes to the fair value of the TNR warrants in 2003 and 2002.

6. Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which generally may be canceled at its option. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2. Solitario estimates its 2005 mineral property rental and option payments to be approximately $218,000. If Solitario's current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2005, Solitario would be reimbursed for approximately $108,000 of those costs.

          Solitario has entered into certain month-to-month office leases for its field offices in Lima, Peru and Rio de Janeiro, Brazil. The total rent expense for these offices during 2004, 2003 and 2002 was approximately $29,000, $17,000 and $13,000, respectively. In addition, Crown leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office and Solitario is a co-signor on the lease, which provides for minimum annual rent payments of $33,000, in 2005 and $27,000 in 2006. Crown paid approximately $36,000 for rent expense under this lease in 2004. Should the merger with Kinross be completed Solitario will assume the liability for the Wheat Ridge office lease.

7. Stock Option Plan:

          On March 4, 1994, Solitario's Board of Directors (the "Board") adopted the 1994 Stock Option Plan (the "Plan"). The Plan has a ten-year duration and terminated during 2004. As of December 31, 2004, no more options may be granted under the Plan. Up to 1,100,000 shares of Solitario's common stock were authorized for issuance under the Plan. The Board voted for, and shareholders approved, amendments that have increased the authorized shares under the Plan to 3,736,000 as of June 2002.

          All options have been granted at exercise prices that are equal to the quoted market price of the stock on the grant date. The options expire five years from the date of grant, and are subject to certain vesting provisions, as determined by the Board.

          The activity in the Plan for the three years ended December 31, 2004 is as follows:
	2004		2003		2002
	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)
Outstanding, beginning of year	3,488,500	0.95	3,372,000	0.96	2,282,000	1.08
Granted	-	-	192,500	0.77	1,140,000	0.73
Exercised	(1,121,000)	1.17	(16,000)	1.16	-	-
Expired	(95,000)	1.25	(60,000)	1.16	(50,000)	1.16
Outstanding, end of year	2,272,500	0.82	3,488,500	0.95	3,372,000	0.96
Exercisable, end of year	2,073,750	0.83	3,019,125	0.97	2,742,000	1.00

          As a result of the repricing of existing options in 1999, Solitario began to account for the repriced awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)." Accordingly, an increase in the current market price of Solitario common stock above the higher of the option strike price and the market price of Solitario's common stock as of July 1, 2000, multiplied by options outstanding will be recorded as compensation expense over the vesting term of the options. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. There was no compensation expense recorded during 2004, 2003 or 2002 as a result of variable accounting for the repriced options. As of December 31, 2004 all repriced options have expired.

          The following table summarizes Solitario's stock options as of December 31, 2004:

Options Outstanding		Options Exercisable
Exercise price Cdn$	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Cdn$	Number Exercisable	Weighted Average Exercise Price Cdn$
$0.65	50,000	3.1	$0.65	25,000	$0.65
$0.73	1,100,000	2.2	$0.73	967,500	$0.73
$0.81	142,500	3.7	$0.81	101,250	$0.81
$0.94	980,000	1.2	$0.94	980,000	$0.94
Total	2,272,500	1.9		2,073,750

8. Stockholders' Equity:

          Because Solitario owned 6,071,626 shares of Crown, as part of the spin-off we received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock. These shares of Solitario common stock were recorded as treasury stock at $1,541,000, the fair value of the shares on July 26, 2004, the date of the spin-off by reducing the basis in Solitario's holdings of Crown common stock. Upon retiring these shares Solitario reduced common stock by $13,000 and reduced additional paid in capital by $1,528,000.

          During 2004 options for 1,121,000 shares of Solitario common stock were exercised for proceeds of $1,173,000.

9. Subsequent Events

          On January 18, 2005, pursuant to a Stock Purchase Agreement, we agreed to sell to Newmont and Newmont agreed to purchase from us 2,700,000 newly issued shares of our Common Stock for Cdn$1.70 per share or Cdn$4,590,000 in the aggregate or approximately $3,776,000. We sold the Common Stock in a private offering in reliance on an exemption from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Newmont received restricted stock in the offering.

10. Selected Quarterly Financial Data (Unaudited):
(in thousands)	2004
	March 31,	June 30,	Sept. 30,(1)	Dec. 31,
Net income (loss)	$ (946)	$ (1,861)	$ 228	$ (369)
Earnings (loss) per share: Basic Diluted	$ (0.04) $ (0.04)	$ (0.07) $ (0.07)	$ 0.01 $ 0.01	$ (0.02) $ (0.02)
Weighted shares outstanding: Basic Diluted	25,133 25,133	25,722 25,722	25,228 26,346	24,693 24,693

(1) Solitario reported net income during the third quarter of 2004 primarily related to $612,000 of unrealized gain on derivative instruments related to its investment in Crown warrants. In addition, during the third quarter of 2004 Solitario recorded an increase in its deferred tax liabilities related to its holdings of Crown stock from conversions of Crown Senior Notes and Crown warrants, which caused Solitario net deferred tax liabilities to exceed its deferred tax assets at September 30, 2004. This allowed Solitario to recognize deferred tax benefit of $253,000, primarily related to its year to date loss during the quarter. Previously Solitario had provided a valuation allowance that had completely offset its net operating loss carryforwards.

(in thousands)	2003
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net income (loss)	$ 370	$ 488	$ 603	$ 1,893
Earnings (loss) per share: Basic Diluted	$0.02 $0.02	$0.02 $0.02	$0.03 $0.03	$0.08 $0.07
Weighted shares outstanding: Basic Diluted	23,407 23,407	23,407 23,407	23,407 23,407	24,322 25,572

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

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

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were, with the exception of the matters disclosed under "Internal Control Over Financial Reporting", below, effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting standards, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not instituted new internal control processes related to these identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended December 31, 2004, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in our definitive proxy statement in connection with the annual meeting of shareholders (the "2005 Proxy") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004 pursuant to Section 14(a) of the Securities Exchange Act of 1934.

          (b) Executive Officers.

          The information with respect to executive officers is included by reference to the section entitled "Management of Solitario Resources Corporation" under Item 4 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the section entitled "Management and Executive Compensation" in the 2005 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the 2005 Proxy.

Item 13. Certain Relationships and Related Transactions

          The information required under Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2005 Proxy.

Item 14. Principal Accountant Fees and Services

          The information required under Item 14 is incorporated herein by reference to the section titled "Principal Accountant Fees and Services" in the 2005 Proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2004, and December 31, 2003
Consolidated Statements of Operations for the years ended December 31, 2004, December 31, 2003, and December 31, 2002
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, December 31, 2003, and December 31, 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

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

SOLITARIO RESOURCES CORPORATION
By: Date:	/s/ James R. Maronick Chief Financial Officer March 23, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date

/s/ Christopher E. Herald		Principal Executive Officer and Director	March 23, 2005
Christopher E. Herald Chief Executive Officer

/s/ James R. Maronick		Principal Financial and Accounting Officer	March 23, 2005
James R. Maronick Chief Financial Officer
| | | | | | | | | | | |
/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Daniel E. Leonard		the Board of	March 23, 2005
Daniel E. Leonard		Directors

/s/ Leonard Harris
Leonard Harris

/s/ John Hainey
John Hainey

By: /s/ James R. Maronick
James R. Maronick, Attorney-in-fact

INDEX TO EXHIBITS
Description
3.1	Amended and Restated Certificate of Incorporation of Solitario Resources Corporation, (incorporated by reference to Exhibit 3.1 to Solitario's Form 10/A filed on July 1, 2004)
3.2	Amended and Restated By-laws of Solitario Resources Corporation (incorporated by reference to Exhibit 3.2 to Solitario's Form 10/A filed on July 1, 2004)
4.1	Form of Common Stock Certificate of Solitario Resources Corporation (incorporated by reference to Exhibit 4.1 to Solitario's Form 10/A filed on July 1, 2004)
9.1

Voting Agreement dated April 15, 2002 between Solitario Resources Corporation, Zoloto Investors, LP and Crown Resources Corporation (incorporated by reference to Exhibit 10.1 to Solitario's Form 10/A filed on July 1, 2004)

9.2	Stockholder and Voting Agreement, dated November 20, 2003 between Kinross and certain shareholders of Crown
10.1	Solitario Resources Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Solitario's Form 10/A filed on July 1, 2004)
10.2

Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated January1, 1994 (incorporated by reference to Exhibit 10.3 to Solitario's Form 10/A filed on July 1, 2004)

10.3

First Amendment to the Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated March 25, 1999 (incorporated by reference to Exhibit 10.4 to Solitario's Form 10/A filed on July 1, 2004)

10.4

Second Amendment to the Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated November 16, 2000 (incorporated by reference to Exhibit 10.5 to Solitario's Form 10/A filed on July 1, 2004)

10.5

Third Amendment to the Management and Technical Services Agreement between Crown Resources Corp. of Colorado and Solitario Resources Corporation dated July 1, 2002 (incorporated by reference to Exhibit 10.6 to Solitario's Form 10/A filed on July 1, 2004)

10.6

First Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 15, 1995 increasing the number of shares available for grant under the plan from 1,100,000 to 1,170,000 (incorporated by reference to Exhibit 10.7 to Solitario's Form 10/A filed on July 1, 2004)

10.7

Second Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 11, 1996 increasing the number of shares available for grant under the plan from 1,170,000 to 1,386,000 (incorporated by reference to Exhibit 10.8 to Solitario's Form 10/A filed on July 1, 2004)

10.8

Third Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated April 16, 1997 increasing the number of shares available for grant under the plan from 1,386,000 to 1,536,000 (incorporated by reference to Exhibit 10.9 to Solitario's Form 10/A filed on July 1, 2004)

10.9

Fourth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 4, 1999 increasing the number of shares available for grant under the plan from 1,536,000 to 1,936,000 (incorporated by reference to Exhibit 10.10 to Solitario's Form 10/A filed on July 1, 2004)

10.10

Fifth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 1,936,000 to 2,336,000 (incorporated by reference to Exhibit 10.11 to Solitario's Form 10/A filed on July 1, 2004)

10.11

Sixth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 2,336,000 to 3,136,000 (incorporated by reference to Exhibit 10.12 to Solitario's Form 10/A filed on July 1, 2004)

10.12

Seventh Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 26, 2002 increasing the number of shares available for grant under the plan from 3,136,000 to 3,736,000 (incorporated by reference to Exhibit 10.13 to Solitario's Form 10/A filed on July 1, 2004)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer
21.1	Subsidiaries of Solitario Resources Corporation
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.1

SOLITARIO RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2004

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
                  - Compania Minera Andes del Sur S.A. [Bolivia] - 100%
            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands] - 100%
                  - Altoro Mineracao, Ltda. [Brazil] - 100%
- Minera Solitario Peru, S.A. [Peru] - 100%
- Minera Bongara, S.A. [Peru] - 100%
- Minera Soloco, S.A. [Peru] - 100%
- Mineracao Solitario Brazil, Ltd [Brazil]- 100%

Exhibit 24.1

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, of Solitario Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Mark E. Jones, III	March 23, 2005
Mark E. Jones, III
/s/ Daniel E. Leonard	March 23, 2005
Daniel E. Leonard
/s/ Christopher E. Herald	March 23, 2005
Christopher E. Herald
/s/ Leonard Harris	March 23, 2005
Leonard Harris
/s/ John Hainey	March 23, 2005
John Hainey