Form 10-Q
period 2005-03-31
SOLITARIO RESOURCES CORP
filed 2005-05-12
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2005
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

          There were 27,426,992 shares of $0.01 par value common stock outstanding as of May 2, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	March 31,	December 31,
except per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 3,392	$ 76
Joint venture receivable	64	299
Investment in derivative instruments, at fair value	58	-
Investments in marketable equity securities, at fair value	2,640	3,036
Prepaid expenses and other	38	17
Total current assets	6,192	3,428
Mineral properties, net	2,653	2,653
Investments in marketable equity securities, at fair value	8,109	9,219
Investment in derivative instruments, at fair value	83	38
Other assets	92	32
Total assets	$17,129	$15,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 71	$ 142
Due to Crown Resources Corporation	84	79
Total current liabilities	155	221
Deferred income taxes	2,016	2,633
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding March 31, 2005 and December 31, 2004)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (27,426,992 and 24,726,992 shares issued and outstanding at March 31, 2005 and December 31, 2004)	274	247
Additional paid-in capital	25,879	22,132
Accumulated deficit	(15,306)	(14,893)
Accumulated other comprehensive income	4,111	5,030
Total stockholders' equity	14,958	12,516
Total liabilities and stockholders' equity	$17,129	$15,370

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars except per share amounts)	Three months ended March 31,
Costs, expenses and other:
Exploration expense	$ 291	$ 193
Depreciation and amortization	4	118
General and administrative	160	176
Management fees	102	89
Unrealized loss (gain) on derivative instruments	(103)	795
Gain on sale of equity securities	-	(14)
Interest income	(11)	(33)
Loss before income taxes	(443)	(1,324)
Income tax benefit	30	378
Net loss	$ (413)	$ (946)
Basic and diluted loss per common share:	$ (0.02)	$ (0.04)
Basic and diluted weighted average shares outstanding:	26,887	25,133

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$ (413)	$ (946)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	(103)	795
Depreciation and amortization	4	118
Gain on sales of equity securities	-	(14)
Deferred income taxes	(30)	(378)
Interest income from amortization of note discount	-	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	214	(6)
Accounts payable	(71)	23
Due to Crown Resources Corporation	5	28
Net cash used in operating activities	(394)	(386)
Investing activities:
Additions to mineral properties	-	(65)
Additions to other assets	(64)	-
Net cash used in investing activities	(64)	(65)
Financing activities:
Issuance of common stock for cash	3,774	618
Net cash provided by financing activities	3,774	618
Net increase in cash and cash equivalents	3,316	167
Cash and cash equivalents, beginning of period	76	1,273
Cash and cash equivalents, end of period	$ 3,392	$ 1,440

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral properties. At March 31, 2005, Solitario's mineral properties are located in Brazil, Bolivia and Peru and the state of Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"). CRCC is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As a result of the issuance of shares subsequent to 1984, CRCC's ownership of Solitario's shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. As of March 31, 2005, Crown holds 950,013 of our shares for the benefit of its warrant holders. As of March 31, 2005, Crown owns 93 shares of Solitario from fractional shares remaining after the spin-off, which Crown intends to sell and has no other beneficial ownership interest in Solitario. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario Resources Corporation ("Solitario") for the three months ended March 31, 2005 and 2004 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2005.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2004. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation. The unaudited financial statements include amounts that have been reclassified to conform to current presentation.

Recent developments

          On January 18, 2005, Solitario signed an agreement to form a strategic alliance (the "Strategic Alliance") with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4.59 million pursuant to a private placement agreement (the "Private Placement"). The Strategic Alliance committed Solitario to spend approximately $3,776,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont and Solitario. The first Alliance Project area is located in southern Peru and is approximately 4,000 square kilometers in size. If Solitario acquires properties within Alliance Project areas and meets certain minimum exploration expenditures, Newmont will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance Solitario property acquired after the signing of the definitive Alliance Agreement, that Solitario may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the Strategic Alliance, was the signing of an amendment by us and Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (collectively "Tapados"), to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of Newmont's Minera Yanacocha Mine, the largest gold mine in South America (the Royalty Amendment"). In addition to amending the NSR royalty schedule, the Royalty Amendment committed Tapados to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Tapados' future exploration results on an annual basis.

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off Crown distributed 48,293 Retained Shares upon exercise of its warrants and at March 31, 2005 holds 950,013 Retained Shares. Crown has disclaimed any beneficial ownership interest in the Retained Shares. In addition, Crown owns 93 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. At the time of the spin-off Solitario held 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest. As a result, Solitario received 1,317,142 shares of its common stock in the spin-off, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No.s 148 and 123. There were no option awards granted or modified during the first quarter of 2005 or 2004. During the first quarter of 2005, no options were exercised. During the first quarter of 2004, 709,000 options were exercised. The fair values of options granted for pro forma disclosure were estimated at the date of grant using a Black-Scholes option-pricing model and such fair value is being amortized over the vesting period of the option as stock-based compensation. The following pro forma information is provided for the fair value of options outstanding during the first three months of 2005 and 2004.

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004
Net loss as reported	$(413)	$(946)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(5)
Pro forma net loss	$(417)	$(951)
Basic and diluted net loss per share
As reported	$ (0.02)	$ (0.04)
Pro forma	$ (0.02)	$ (0.04)

    Earnings per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2005 and 2004. Potentially dilutive shares related to outstanding common stock options of approximately 2,273,000 and 2,779,000 for the three months ended March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. SFAS 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005. Solitario has not yet adopted SFAS 123R, as revised, and it has not determined what effect, if any, adoption of SFAS 123R would have on its financial position or results of operations or cash flows.

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

2.       Comprehensive (loss) income

          The following represents comprehensive (loss) income and its components:

(in thousands)	Three months ended March 31,
	2005	2004
Net loss	$ (413)	$ (946)
Unrealized (loss) on marketable equity securities, net of related tax effects	(919)	(181)
Reclassification adjustment for gains arising during the period	-	(6)
Comprehensive loss	$(1,332)	$(1,133)

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2005	2004
Geologic, drilling and assay	$ 98	$ 77
Field expenses	146	68
Administrative	111	48
Joint venture reimbursement	(64)	-
Total exploration costs	$ 291	$ 193

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. During the first quarter of 2005 Pedra Branca work related to the Anglo agreement totaled $64,000, which has been billed as a joint venture receivable. No significant work was conducted during the first quarter of 2004 at Pedra Branca under the joint venture agreement. Anglo is currently evaluating the project to determine if it will continue to fund exploration at the project for the second half of 2005. During 2004, the project exploration, which was funded by Anglo, primarily occurred in the third and fourth quarters of 2004.

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

          As a result of Solitario's acquisition of Altoro Gold Corporation in 2000 and in connection with Crown's corporate reorganization during 2002, an ownership change for Solitario occurred within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability for Solitario to use its existing net operating losses and credits as of June 11, 2002, the date of Crown's reorganization, is subject to an annual limitation based on the product of the market value of Solitario immediately before such date multiplied by the federal long-term tax exempt bond rate. Based upon that computation, Solitario has estimated that utilization of those net operating losses will be limited to approximately $614,000 per year for approximately five years.

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $2,016,000 and $2,633,000 at March 31, 2005 and December 31, 2004.

          During the first quarter of 2005, Solitario recorded $30,000 as a deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $587,000 to other comprehensive income related to unrealized losses of $1,506,000 on marketable equity securities.

5.       Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $102,000, and $89,000 for the three months ended March 31, 2005 and 2004, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of March 31, 2005, Solitario owns warrants for the purchase of 1,000,000 shares of TNR Gold Corp. ("TNR"), which it received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a gain on derivative instruments of $103,000 for the increase in the value of its warrants during the three months ended March 31, 2005. There were no gains and losses recorded for the fair value of the TNR warrants during the three months ended March 31, 2004. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off Crown distributed 48,293 Retained Shares upon exercise of its warrants and at March 31, 2005 holds 950,013 Retained Shares. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of Solitario shares. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of March 31, 2005, the Signing Shareholders collectively held 12,695,186 shares or 31.3% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,286 Crown shares or a total of 18,409,472 or 38.1% of the then outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2005, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 36.8% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of March 31, 2005, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.7% of the then outstanding Crown shares.

          As of March 31, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 15.0% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of March 31, 2005, the fair market value of these shares was $10,565,000.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and Solitario.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2004, 2003 and 2002, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10K for the year ended December 31, 2004. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral properties in Peru, Bolivia Brazil and the state of Nevada in the United States. We are conducting exploration activities in all of those countries as well as Mexico and may acquire mineral properties in Mexico. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of CRCC. CRCC is a wholly-owned subsidiary of Crown. As a result of the issuance of shares subsequent to 1984, CRCC's ownership of our shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off Crown distributed 48,293 Retained Shares upon the exercise of Crown warrants and at May 2, 2005 Crown holds 950,013 Retained Shares. Crown has disclaimed any beneficial ownership interest in the Retained Shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently we have no mineral properties in development. We currently own five mineral property projects under exploration and we own our Yanacocha royalty interest. We also are in various stages of project acquisition for properties in Mexico and Brazil that have not yet been completed. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a project-by-project basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the project. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases however it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through issuance of common stock, usually through private placements, and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future depending on what happens with our investment in Crown.

          We have a significant investment in Crown at March 31, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 15.0% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross, will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of May 02, 2005 our holdings of Crown common stock would convert into 1,767,450 shares of Kinross common stock with a value of approximately $9.6 million based upon the market price of $5.44 per Kinross share. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources.

Recent Developments

          On January 18, 2005, we signed an agreement to form a strategic alliance (the "Strategic Alliance") with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for Cdn$4.59 million pursuant to a private placement agreement (the "Private Placement"). The Strategic Alliance committed us to spend approximately $3,776,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont and us. The first Alliance Project area is located in southern Peru and is approximately 4,000 square kilometers in size. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing our retained 25% interest into production. Newmont may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance property acquired after the signing of the definitive Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the Strategic Alliance, was the signing of an amendment by us and Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (collectively "Tapados"), to amend our net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of Newmont's Minera Yanacocha Mine, the largest gold mine in South America (the Royalty Amendment"). In addition to amending the NSR royalty schedule, the Royalty Amendment committed Tapados to a long-term US$4.0 million work commitment on our royalty property and provides us with access to Tapados' future exploration results on an annual basis.

Results of Operations

Comparison of the quarter ended March 31, 2005 to the quarter ended March 31, 2004

          We had a loss of $413,000 or $0.02 per share for the three months ended March 31, 2005 compared to a loss of $946,000 or $0.04 per share for the first quarter of 2004. As explained in more detail below, the primary reason for the decrease in the loss in the first three months of 2005 from the loss in the first three months of 2004 was the recognition of an unrealized gain of $103,000 on derivative instruments during the first quarter of 2005, compared to a loss of $795,000 in 2004. The gain in 2005 related to our holding of TNR warrants and the loss in 2004 related to our holding of Crown warrants. Additionally, depreciation and amortization was reduced to $4,000 in the first three months of 2005 from $118,000 in the first quarter of 2004 primarily related to not amortizing mineral interests after April 1, 2004. These items were partially offset by an increase in exploration expense to $291,000 in the first three months of 2005 compared to $193,000 during the first quarter of 2004. During the first quarter of 2005 general and administrative expenses decreased to $160,000 compared to $176,000 during the first quarter of 2004, primarily as a result of increased legal and accounting costs during 2004 associated with filing our Form 10 registration statement with the U.S. Securities and Exchange Commission (the "SEC"). As a result of our pre-tax loss, we recorded income tax benefit of $30,000 and $378,000 during the quarters ended March 31, 2005 and 2004, respectively. We provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses.

          During the first quarter of 2005 we recorded a gain on derivative instruments of $103,000 related to our holdings of TNR warrants compared to a loss on derivative instruments of $795,000 related to our holdings of Crown warrants during the first quarter of 2004. Our Crown warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share and were exercised in July 2004. See recent developments above. We own two TNR warrants that are each exerciseable into 500,000 shares of TNR stock. The first warrant may be exercised up to December 3, 2005 at a price of Cdn$0.25 per share and the second warrant may be exercised up to July 28, 2006 at a price of Cdn$0.16 per share. Both our Crown and TNR warrants are classified as derivative instruments and any increase or decrease in the market value of the warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our TNR warrants, as determined by estimated market price for the warrant, increased to $141,000 at March 31, 2005 compared to $38,000 at December 31, 2004, primarily due to an increase in the quoted market price of a share of TNR common stock to Cdn$0.45 per share at March 31, 2005 compared to Cdn$0.27 per share at December 31, 2004. The change in fair values of our TNR warrants was not material during the first quarter of 2004. The fair value of our Crown warrants as determined by quoted prices decreased to $4,796,000 at March 31, 2004 compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $2.26 per share at March 31,2004. There were no fair value changes in Crown warrants during the first quarter of 2005 as we had exercised all of our Crown warrants during 2004. We anticipate any future changes in our derivative instruments to be entirely attributable to changes in the underlying value of a share of TNR common stock.

          During the first quarter of 2005 we recorded interest income of $11,000 compared to interest income of $33,000 during the same period in 2004. The decrease was a combination of no interest being received during 2005 on our investment in Crown Senior Notes, which were converted to shares of Crown common stock in July of 2004. During the first quarter of 2004 we recognized interest income of $25,000 on our Senior Notes. We expect our interest income will decrease in 2005 as we no longer are receiving interest on Crown Senior Notes, however this decrease will be mitigated by interest income on our cash balances. We expect this interest from cash will decrease during the year as we use our existing cash to pay for exploration activities. However, we anticipate we will convert some of our investment in Crown common shares to cash upon the completion of the Crown Kinross merger, the completion and or timing of which we cannot predict.

          Our net exploration expense increased to $291,000 during the first quarter of 2005 compared to $193,000 in the first quarter of 2004. During 2005 we expanded our exploration efforts in Brazil, and Peru on identifying new properties for acquisition as well as continued work on our Legacy Ridge project in Nevada, La Tola project in Peru and our San Pablo project in Bolivia. In addition we completed certain work started during 2004 on our Pedra Branca project in Brazil, however the majority of our Pedra Branca exploration was billed to Anglo pursuant to our joint venture agreement. Our gross exploration costs increased to $355,000 in the first three months of 2005 from $193,000 in the first quarter of 2004 for the reasons cited above. During the first three months of 2004, Anglo Platinum was evaluating the results of the first phase of joint venture activity completed in 2003 and pending completion of that evaluation, was not required to reimburse costs incurred at Pedra Branca. The change in our remaining exploration costs primarily consisted of increased general and administrative costs associated with additional activities. We anticipate continuing to acquire mineral properties in South and North America during 2005, either in connection with our Strategic Alliance with Newmont, through staking, joint venture or lease We expect our related gross exploration expenditure levels to increase over the same period in 2004 as a result of anticipating the completion of the Crown and Kinross merger during 2005. We have budgeted full year exploration expenditures to be approximately $2 million. We may revise that budget by reducing exploration expenditures if the pending merger between Crown and Kinross is delayed or not completed. The amount of the revision is dependent on the timing of the completion of the merger, if it occurs, or the length of any delay and it cannot be predicted at this time.

          Depreciation and amortization expense was $4,000 during the first quarter of 2005 compared to $118,000 in the first quarter of 2004. Depreciation and amortization expense during the first quarter of 2004 included $117,000 of amortization of mineral interests. Beginning January 1, 2002, we were amortizing our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures. We stopped amortizing mineral interests on April 1, 2004 and anticipate our full year 2005 depreciation and amortization costs will be reduced from 2004 as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") which requires companies to reclassify mineral interests as mineral properties and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $160,000 during the first quarter of 2005 compared to $176,000 in the first three months of 2004. General and administrative costs decreased primarily related to a decrease in legal and accounting costs from 2004, which decreased to $32,000 in the first quarter of 2005 compared to $90,000, in the first quarter of 2004. The primary reason for the increase was related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during the first quarter of 2004. Certain increases for costs during the first three months of 2005 compared to 2004 related to travel, investor relation costs and annual meeting costs. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense increased to $102,000 in the first three months of 2005 compared to $89,000 in the first quarter of 2004. As there were no changes in the management agreement, the increase in management fees are related to an increase in managerial time spent by Crown on our activities during the first quarter of 2005 compared to the first quarter of 2004. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses.

          Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated our annual general and administrative costs would be approximately $400,000 to $500,000 higher as a result of increases in salaries and benefits, rent and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          We recorded a deferred tax benefit of $30,000 during the first quarter of 2005 compared to a benefit of $378,000 during the first quarter of 2004 related to the expected benefit the currently generated net operating losses on United States activities which are expected to be available to offset future taxable income related to our gain on Crown warrants, which we anticipate we will recognize upon either the sale of Crown common stock or, assuming the Crown Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. We provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

          During the first quarter of 2004, we sold an investment in marketable equity securities for $16,000, which was recorded as a receivable in other current assets as of March 31, 2004 and subsequently received in April 2004, and recorded a gain on such sale of $14,000. There were no similar transactions in the first quarter of 2005.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no property write-downs during the first quarter of 2005 or 2004.

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

          We had working capital of $5,979,000 at March 31, 2005 compared to working capital of $3,207,000 as of December 31, 2004. Our working capital consists primarily of our cash and cash equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2005 and December 31, 2004, we owned 6,071,626 shares of Crown common stock. The Crown shares are recorded at their fair market value of $10,565,000 and $12,143,000 at March 31, 2005 and December 31, 2004, respectively. In addition, we own other marketable equity securities with a fair value of $184,000 and $112,000 as of March 31, 2005 and December 31, 2004, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the first quarter of 2005, we recorded a loss on marketable equity securities of $1,506,000, less related deferred tax benefit of $587,000. During the first quarter of 2004, we recorded a loss on marketable equity securities of $296,000, less related deferred tax benefit of $115,000. In addition during the first quarter of 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gains on marketable equity securities in other comprehensive income. We had no similar sales during the first quarter of 2005

          As of May 2, 2005 we owned 6,071,626 shares of Crown. Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated as of May 02, 2005, our investment in Crown securities would convert into approximately 1,767,450 shares of Kinross. These Kinross shares would be valued at approximately $9.6 million, assuming the May 2, 2005 market price of $5.44 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2006.

          On January 28, 2003, we entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo Platinum") whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months (Phase I) of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum has met its minimum required expenditure for the first six months and executed a second $500,000 six-month (Phase II) exploration commitment during 2004, which has been completed. Anglo is currently reviewing the results of the Phase I and II exploration programs, before making a decision to fund the subsequent Pedra Branca Project exploration programs. If Anglo Platinum declines to continue, we will retain 100% of the Pedra Branca Project.

          As of March 31, 2005 and December 31, 2004, we have recorded deferred tax liabilities of $2,016,000 and $2,633,000 respectively. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares and warrants. If the Crown transaction with Kinross is completed, we expect these deferred tax liabilities will become currently payable as we convert our Crown stock holdings into Kinross shares.

          Cash and cash equivalents were $3,392,000 as of March 31, 2005 compared to $76,000 at December 31, 2004. Our cash balances are considered adequate to fund our 2005 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Cash Flows

          Net cash used in operations during the first quarter of 2005 increased to $394,000 compared to $386,000 for the first quarter of 2004 primarily as a result of increased exploration expense related to new properties and increased management fees from Crown as well as the use of cash for the payment of accounts payable and the balance due to Crown compared to the prior year. These increases were partially offset by the receipt of prepaid expenses of $214,000, primarily related to payments from Anglo for Pedra Branca expenditures in 2004 and by reduced general and administrative costs.

          Net cash provided from financing activities increased to $3,774,000 in the first quarter of 2005 from $618,000 in the first quarter of 2004. On January 18, 2005, we signed an agreement to form a strategic alliance (the "Strategic Alliance") with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for net proceeds of $3,774,000 pursuant to a private placement agreement (the "Private Placement"). See recent developments above. Cash provided in 2004 related to cash payments from the exercise of 709,000 of stock options.

Contractual Obligations

          As of March 31, 2005, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current mineral property positions. While these payments are not fixed obligations since we can abandon the mineral property at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $218,000 for 2005, before reimbursement from any of our partners. Our existing mineral property agreements commit us to exploration expenditures of $280,000 in 2005. We may be required to make further payments in the future if we elect to exercise our options under those contracts.

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

          On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consists of 144 unpatented mining claims totaling approximately 1,175 hectares. To earn an 80% interest in the property, the WP Agreement calls for us to make payments to Silverthorn of $10,000 on signing (paid), $15,000 on the first (annual) anniversary, $20,000 on the second anniversary, $25,000 on the third anniversary; and $30,000 on the fourth anniversary. We must also complete 1,220 meters of drilling (firm commitment) before the first anniversary and then spend the following cumulative amounts on exploration and development (optional commitments); $300,000 before the second anniversary; $1.0 million before the third anniversary; and, $2.0 million in cumulative expenditures before the fourth anniversary. Upon completion of these payment and work commitment obligations, we will then have earned a 60% interest in the property. We have a Phase II Earn-in option to earn an additional 20% (for a total interest of 80%) by spending an additional $2.0 million on exploration and development before the sixth anniversary and paying Silverthorn $50,000 on the fifth and sixth anniversaries. We may elect to terminate the WP Agreement at anytime after completing the first year's drilling commitment without any additional payment or work commitment obligations due Silverthorn. As of May 2, 2005, we are developing our drilling plan to meet our first year's work commitment.

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont"), a subsidiary of Newmont Mining Corporation, whereby Newmont can earn a 51% interest in our 100%-owned La Tola gold property in southern Peru by spending US$7.0 million on exploration and development work over a four-year period. Newmont can earn an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. In addition to our retained participating interest in the project, Solitario retains a sliding scale net smelter return royalty interest on gold and silver production (zero to 2.25% subject to gold price and other conditions) from the property. Since signing the joint venture agreement, Newmont has been responsible for managing all exploration activities on the project. In addition to an extensive surface exploration effort in 2004, Newmont completed 13 reverse circulation drill holes totaling 1,698 meters. As of May 2, 2005, Newmont has completed its year-one drilling commitment of 2,500 meters by drilling an additional 802 meters on the project during March and April of 2005.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II commitment was completed in late 2004 and Anglo Platinum is currently reviewing the technical information to determine whether or not it will proceed with the next annual work commitment of $1,250,000. We have recorded a joint venture receivable from Anglo Platinum related to the Pedra Branca Project of $64,000 and $299,000 at March 31, 2005 and December 31, 2004, respectively.

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

Critical Accounting Estimates

Mineral Properties, net

          We classify our interest in mineral properties as Mineral Properties, net (tangible assets) pursuant to EITF 04-2 (see "Recent Accounting Pronouncements, below). Prior to adoption of EITF 04-2 in April 2004, we classified our interests in mineral properties as intangible assets, Mineral Interests, net. Our mineral properties represent mineral use rights for parcels of land we do not own. All of our mineral properties relate to exploration stage properties and the value of these assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. Prior to the adoption of EITF 04-2, we amortized the excess cost of our mineral interests over their estimated residual value over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which was our estimated exploration cycle. We amortized our mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis. We no longer amortize our mineral properties pursuant to the adoption of EITF 04-2.

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. There were no mineral property write-downs in the three months ended March 31, 2005 or 2004. However, we may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At March 31, 2005 and December 31, 2004, we have recorded unrealized holding gains of $6,612,000 and $8,118,000, respectively, net of deferred taxes of $2,501,000 and $3,088,000, respectively, related to our marketable equity securities.

Derivative instruments

          As of December 31, 2004, we own warrants for the purchase of 1,000,000 shares of TNR Gold Corp. ("TNR"), which we received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Our Crown warrants had a net settlement feature and accordingly we classified the warrants as derivative instruments up to July 12, 2004 when we exercised all of them on a cashless basis as discussed above in results of operations. We recorded our investment in the Crown warrants at their estimated fair value based upon a Black-Scholes pricing model. We recognize any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded an increase in the fair value of our TNR warrants of $103,000 for the three months ended March 31, 2005 and we recorded a decrease in the fair value of our Crown warrants of $795,000 for the three months ended March 31, 2004.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

          Information is not required pursuant to Item 305(e) of regulation S-K due to our status as a small business issuer.

Item 4.   Controls and Procedures

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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the three months ended March 31, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended March 31, 2005, other than the steps taken above, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Previously reported on Form 8K

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit     Description
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
10.1

Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.2

Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.3

Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

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

SOLITARIO RESOURCES CORPORATION
May 12, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer