Form 10-Q
period 2005-06-30
SOLITARIO RESOURCES CORP
filed 2005-08-11
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2005
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

          There were 27,431,992 shares of $0.01 par value common stock outstanding as of August 1, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	June 30,	December 31,
except per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,726	$ 76
Joint venture receivable	29	299
Investments in marketable equity securities, at fair value	3,218	3,036
Prepaid expenses and other	57	17
Total current assets	6,030	3,428
Mineral properties, net	2,626	2,653
Investments in marketable equity securities, at fair value	9,739	9,219
Investment in derivative instruments, at fair value	14	38
Other assets	127	32
Total assets	$18,536	$15,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 70	$ 142
Due to Crown Resources Corporation	131	79
Total current liabilities	201	221
Deferred income taxes	2,737	2,633
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding June 30, 2005 and December 31, 2004)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (27,431,992 and 24,726,992 shares issued and outstanding at June 30, 2005 and December 31, 2004)	274	247
Additional paid-in capital	25,883	22,132
Accumulated deficit	(16,017)	(14,893)
Accumulated other comprehensive income	5,458	5,030
Total stockholders' equity	15,598	12,516
Total liabilities and stockholders' equity	$18,536	$15,370

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended June 30,	Six months ended June 30,
	2005	2004	2005	2004
Costs, expenses and other:
Exploration expense	$ 402	$ 310	$ 693	$ 503
Depreciation and amortization	7	-	11	118
General and administrative	200	209	360	385
Management fees	99	108	201	197
Unrealized loss on derivative instruments	127	1,559	24	2,354
Property abandonment and impairment	28	-	28	-
Gain on sale of equity securities	-	-	-	(14)
Interest income	(13)	(34)	(24)	(67)
Loss before income taxes	(850)	(2,152)	(1,293)	(3,476)
Income tax benefit	139	291	169	669
Net loss	$(711)	$(1,861)	$(1,124)	$(2,807)
Basic and diluted loss per common share:	$(0.03)	$(0.07)	$(0.04)	$(0.11)
Basic and diluted weighted average shares outstanding:	27,429	25,722	27,175	25,423

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$ (1,124)	$ (2,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	24	2,354
Depreciation and amortization	11	118
Gain on sales of equity securities	-	(14)
Deferred income taxes	(169)	(669)
Property abandonment and impairment	28	-
Interest income from amortization of note discount	-	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	230	(24)
Accounts payable	(72)	104
Due to Crown Resources Corporation	52	58
Net cash used in operating activities	(1,020)	(891)
Investing activities:
Collections on note receivable	-	112
Proceeds from sale of marketable equity securities	-	16
Additions to other assets	(106)	(21)
Additions to mineral properties	(1)	(65)
Net cash (used in) provided by investing activities	(107)	42
Financing activities:
Issuance of common stock for cash	3,777	898
Net cash provided by financing activities	3,777	898
Net increase in cash and cash equivalents	2,650	49
Cash and cash equivalents, beginning of period	76	1,273
Cash and cash equivalents, end of period	$2,726	$1,322

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral properties. At June 30, 2005, Solitario's mineral properties are located in Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). As a result of the issuance of shares subsequent to 1984, Crown's ownership of Solitario's shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. As of June 30, 2005, Crown holds 884,159 of our shares for the benefit of its warrant holders. As of June 30, 2005, Crown owns 93 shares of Solitario from fractional shares remaining after the spin-off, which Crown intends to sell and has no other beneficial ownership interest in Solitario. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario for the six months ended June 30, 2005 and 2004 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2005.

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

Recent developments

          During June of 2005, Solitario made the decision to drop its concessions at its La Tola project in Southern Peru. The La Tola project had previously been the subject of a joint venture between Solitario and Newmont Peru Limited ("Newmont Peru"), a wholly owned subsidiary of Newmont Mining Corporation. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project.

          Also in June 2005, Solitario completed its initial 1,220-meter drilling commitment on the Windy Peak gold project in Nevada, USA. After reviewing the results of this program, on June 28, 2005 Solitario elected to terminate its option to earn an interest from Silverthorn Exploration, Inc., a private Nevada corporation, and recorded a $10,000 impairment related to the Windy Peak project.

          On January 18, 2005, Solitario signed an agreement (the "Alliance Agreement") to form a strategic alliance (the "Strategic Alliance") with Newmont Overseas Exploration Limited ("Newmont Exploration"), a wholly-owned subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont Mining Corporation of Canada, Limited ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4.59 million or $3.78 million pursuant to a private placement agreement (the "Private Placement"). The Strategic Alliance committed Solitario to spend approximately $3,776,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and Solitario. The first two Alliance Project areas are located in southern Peru and total approximately 4,500 square kilometers in size. If Solitario acquires properties within Alliance Project areas and meets certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property acquired after the signing of the Alliance Agreement, that Solitario may elect to sell an interest in, or joint venture.

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

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off through June 30, 2005, Crown distributed 114,147 Retained Shares upon exercise of its warrants and at June 30, 2005 holds 884,159 Retained Shares. Crown has disclaimed any beneficial ownership interest in the Retained Shares. In addition, Crown owns 93 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. At the time of the spin-off Solitario held 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest. As a result, Solitario received 1,317,142 shares of its common stock in the spin-off, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

Employee stock compensation plans

          Solitario accounts for certain awards under its 1994 Stock Option Plan (the "Plan") in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No.'s 148 and 123. There were no option awards granted or modified during the three or six months ended June 30, 2005 or 2004. Options for 5,000 shares were exercised during the three and six months ended June 30, 2005. Options for 312,000 and 1,021,000 shares, respectively, were exercised during the three and six months ended June 30, 2004. The fair values of options granted for pro forma disclosure were estimated at the date of grant using a Black-Scholes option-pricing model and such fair value is being amortized over the vesting period of the option as stock-based compensation. The following pro forma information is provided for the fair value of options outstanding during the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net loss as reported	$(711)	$(1,861)	$(1,124)	$(2,807)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(17)	(5)	(22)
Pro forma net loss	$(712)	$(1,878)	$(1,129)	$(2,829)
Basic and diluted net loss per share
As reported	$ (0.03)	$ (0.07)	$ (0.04)	$ (0.11)
Pro forma	$ (0.03)	$ (0.07)	$ (0.04)	$ (0.11)

    Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2005 and 2004. Potentially dilutive shares related to outstanding common stock options were approximately 2,268,000 for the three and six months ended June 30, 2005 and were approximately 2,467,000 for the three and six months ended June 30, 2004. These potentially dilutive shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Recent Accounting Pronouncements

          In May 2005, The Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Solitario has not yet adopted SFAS No. 154 and has not determined what effect, if any, its adoption will have on Solitario's consolidated financial position or results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005. Solitario has not yet adopted SFAS No. 123R, as revised, and it has not determined what effect, if any, adoption of SFAS No. 123R will have on its consolidated financial position or results of operations or cash flows.

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

 2.       Comprehensive (loss) income

   The following represents comprehensive (loss) income and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(711)	$(1,861)	$(1,124)	$(2,807)
Unrealized (loss) gain on marketable equity securities, net of related tax effects	1,347	(42)	428	(223)
Reclassification adjustment for gains arising during the period	-	-	-	(6)
Comprehensive (loss) income	$ 636	$(1,903)	$(696)	$(3,036)

 3.      Exploration Expense

The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Geologic, drilling and assay	$201	$155	$299	$232
Field expenses	139	117	285	185
Administrative	91	53	202	101
Joint venture payments (see below)	(29)	(15)	(93)	(15)
Total exploration costs	$402	$310	$693	$503

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. During the three and six months ended June 30, 2005, Pedra Branca work related to the Anglo agreement totaled $29,000 and $93,000, respectively, compared to $15,000 during the three and six months ended June 30, 2004, which has been billed as a joint venture receivable. Anglo is currently evaluating the project to determine if it will fund the next year work commitment of $1,250,000. During 2004, the project exploration, which was funded by Anglo, primarily occurred in the third and fourth quarters.

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $2,737,000 and $2,633,000 at June 30, 2005 and December 31, 2004.

          Solitario recorded a deferred tax benefit in the statement of operations of $139,000 and $169,000, respectively for the three and six months ended June 30, 2005 compared to a deferred tax benefit of $291,000 and $669,000, respectively for the three and six months ended June 30, 2004. Solitario recorded deferred tax expense of $861,000 and $274,000, respectively, to other comprehensive losses related to unrealized gains of $2,208,000 and $702,000, respectively, on marketable equity securities for the three and six months ended June 30, 2005. Solitario recorded deferred tax benefit of $492,000 and $607,000, respectively, to other comprehensive losses related to unrealized losses of $534,000 and $836,000, respectively on marketable equity securities for the three and six months ended June 30, 2004. Solitario recorded a deferred tax benefit of $1,000 charged to additional paid-in capital related to stock options exercised in the second quarter of 2005. As a result of the losses recorded during the first six months of 2004, during the three months ended June 30, 2004, Solitario provided a full valuation allowance related to the tax effects of stock options exercised during 2004 and accordingly, recorded deferred tax expense of $159,000 which entirely offset the tax benefit of $129,000, which had been charged to additional paid-in capital for the tax effects of stock options exercised during the first quarter of 2004.

5.       Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $99,000, and $201,000 for the three and six months ended June 30, 2005, respectively. Management service fees incurred by Solitario were $108,000, and $197,000 for the three and six months ended June 30, 2004, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of June 30, 2005, Solitario owns warrants for the purchase of 1,000,000 shares of TNR, which it received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $127,000 and $24,000 for the decrease in the value of its warrants during the three and six months ended June 30, 2005, respectively. See discussion of Solitario's Crown warrants below. There were no gains and losses recorded for the fair value of the TNR warrants during the three and six months ended June 30, 2004. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through June 30, 2005, Crown distributed 114,147 Retained Shares upon exercise of its warrants and at June 30, 2005 holds 884,159 Retained Shares. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of Solitario shares. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

          As part of the investment in the Senior Notes, Solitario also received two warrants. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Solitario recorded any increases or decreases in the value of its Crown warrants as gain or loss on derivative instrument. Solitario recorded a loss on derivative instruments of $1,559,000 and $2,354,000 for the decrease in the value of its Crown warrants during the three and six months ended June 30, 2004, respectively. See the discussion of TNR warrants above. There were no gains and losses recorded for the fair value of the Crown warrants during the three or six months ended June 30, 2005.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of June 30, 2005, the Signing Shareholders collectively held 12,695,186 shares or 31.1% of the outstanding Crown shares. In addition the Signing Shareholders hold warrants which could be exercised for an additional 5,714,286 Crown shares or a total of 18,409,472 or 37.9% of the then outstanding Crown shares.

          Crown executed an acquisition agreement whereby Kinross Gold Corporation, ("Kinross") will acquire all of the outstanding shares of Crown. Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2005, 14,891,278 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 36.4% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting. Additionally, as of June 30, 2005, the Signatories hold warrants for 5,714,286 Crown shares, which could be exercised prior to the vote for a total of 20,605,564 Crown shares or approximately 42.4% of the then outstanding Crown shares.

          As of June 30, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 14.9% of the outstanding shares of Crown. These shares of Crown common stock have been recorded at fair market value, based upon quoted market prices, in its investment in marketable equity securities with increases and decreases, respectively, in fair market value recorded as other comprehensive income or loss. As of June 30, 2005, the fair market value of these shares was $12,872,000.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and Solitario.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2004, 2003 and 2002, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K for the year ended December 31, 2004. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

Business Overview and Summary

          We are a precious and base metals exploration company. At June 30, 2005 we had exploration mineral properties in Peru, Bolivia and Brazil. We are conducting exploration activities in all of those countries as well as Mexico and may acquire mineral properties in Mexico. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of CRCC. CRCC is a wholly-owned subsidiary of Crown. As a result of the issuance of shares subsequent to 1984, CRCC's ownership of our shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned.

          We have a significant investment in Crown at June 30, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 14.9% of the outstanding Crown common shares. The Crown shares are recorded at their fair market value of $12,871,000 and $12,143,000 at June 30, 2005 and December 31, 2004, respectively, of which $3,218,000 and $3,036,000, respectively, are classified as current at June 30, 2005 and December 31, 2004. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross, will acquire all of the outstanding shares of Crown.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently we have no mineral properties in development. We currently own three mineral property projects under exploration and we own our Yanacocha royalty interest. We also are in various stages of project acquisition for properties in Mexico and Brazil that have not yet been completed. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a project-by-project basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the project. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases, however, it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

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

          As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through June 30, 2005, Crown distributed 114,147 Retained Shares upon the exercise of Crown warrants and at June 30, 2005 Crown holds 884,159 Retained Shares. Crown has disclaimed any beneficial ownership interest in the Retained Shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

Recent Developments

          During June of 2005, we made the decision to terminate our La Tola project concessions in Southern Peru. The La Tola project had previously been the subject of a joint venture between Solitario and Newmont Peru. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and we recorded an $18,000 impairment related to La Tola during the second quarter of 2005.

          Also in June 2005, we completed our initial 1,220-meter drilling commitment on the Windy Peak gold project in Nevada, USA. After reviewing the results of this program, on June 28, 2005 we elected to terminate our option to earn an interest from Silverthorn Exploration, Inc., a private Nevada corporation and recorded a $10,000 impairment related to the Windy Peak project.

          Crown announced on June 1, 2005 that it had amended its acquisition agreement with Kinross whereby Crown and Kinross agreed, among other things to (i) extend the term of the agreement to March of 2006, (ii) increase the exchange ratio to 0.34 Kinross shares for each Crown share, and (iii) have Kinross invest $10 million in a Crown convertible debenture, for the purpose of paying a dividend of up to $0.21 per share to Crown shareholders. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of August 1, 2005, our holdings of Crown common stock would convert into 2,064,352 shares of Kinross common stock with a value of approximately $11.7 million based upon the market price of $5.68 per Kinross share. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources. Crown also announced on June 21, 2005 that it would pay a dividend of $0.21 per share of Crown to shareholders of record on July 26, 2005, which was paid on July 26, 2005. We received $1,275,000 from the dividend on July 26, 2005, which will be recorded as investment income in the third quarter of 2005.

          On January 18, 2005, we signed the Alliance Agreement with Newmont Exploration, to form the Strategic Alliance to explore for gold in South America. Concurrent with the Strategic Alliance, Newmont Canada purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for Cdn$4.59 million or $3.78 million in the Private Placement. The Strategic Alliance committed us to spend approximately $3,776,000 over the next four years on Alliance Projects that are mutually agreed upon by Newmont Exploration and us. The first two Alliance Project areas are located in southern Peru and total approximately 4,500 square kilometers in size. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing our retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance property acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the Alliance Agreement, was the signing of an amendment by us and Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (collectively "Tapados"), to amend our net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of Newmont's Minera Yanacocha Mine, the largest gold mine in South America (the Royalty Amendment"). In addition to amending the NSR royalty schedule, the Royalty Amendment committed Tapados to a long-term $4.0 million work commitment on our royalty property and provides us with access to Tapados' future exploration results on an annual basis.

Results of Operations

Comparison of the quarter ended June 30, 2005 to the quarter ended June 30, 2004

          We had a loss of $711,000 or $0.03 per share for the three months ended June 30, 2005 compared to a loss of $1,861,000 or $0.07 per share for the three months ended June 30, 2004. As explained in more detail below, the primary reason for the decrease in the loss in the three months ended June 30, 2005 from the loss in the same period of 2004 was the recognition of an unrealized loss of $127,000 on derivative instruments during the second quarter of 2005, compared to a loss of $1,559,000 in the second quarter of 2004. The loss in 2005 related to our holding of TNR warrants and the loss in 2004 related to our holding of Crown warrants. In addition, during the second quarter of 2005 general and administrative expenses decreased to $200,000 compared to $209,000 during the second quarter of 2004, primarily as a result of increased legal and accounting costs during 2004 associated with filing our Form 10 registration statement with the U.S. Securities and Exchange Commission (the "SEC"). These items were partially offset by an increase in exploration expense to $402,000 in the three months ended June 30, 2005 compared to $310,000 during the same period of 2004. We also recorded mineral property impairments of $28,000 during the second quarter of 2005 and there were no similar impairments the same period of 2004. As a result of our United States pre-tax loss and excluding our loss on derivative instruments, which is not deductible for tax purposes, we recorded income tax benefit of $139,000 and $291,000 during the quarters ended June 30, 2005 and 2004, respectively. We provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses.

          During the second quarter of 2005 we recorded a loss on derivative instruments of $127,000 related to our holdings of TNR warrants compared to a loss on derivative instruments of $1,559,000 related to our holdings of Crown warrants during the second quarter of 2004. Our Crown warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share and were exercised in July 2004. See recent developments above. We own two TNR warrants that are each exerciseable into 500,000 shares of TNR stock. The first TNR warrant may be exercised up to December 3, 2005 at a price of Cdn$0.25 per share and the second TNR warrant may be exercised up to July 28, 2006 at a price of Cdn$0.16 per share. Both our Crown and TNR warrants are classified as derivative instruments and any increase or decrease in the market value of the warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our TNR warrants, as determined by estimated market price for the warrant, decreased to $14,000 at June 30, 2005 compared to $141,000 at March 31, 2005, primarily due to an decrease in the quoted market price of a share of TNR common stock to Cdn$0.21 per share at June 30, 2005 from Cdn$0.45 per share at March 31, 2005. The change in fair values of our TNR warrants was not material during the second quarter of 2004. The fair value of our Crown warrants as determined by quoted prices decreased to $3,237,000 at June 30, 2004 compared to $4,796,000 at March 31, 2004, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.26 per share at March 31, 2004 to $1.75 per share at June 30,2004. There were no fair value changes in Crown warrants during the first quarter of 2005 as we had exercised all of our Crown warrants during 2004. We anticipate any future changes in our existing derivative instruments to be less than in prior years as these changes are currently entirely attributable to changes in the underlying value of a share of TNR common stock.

          Our net exploration expense increased to $402,000 during the second quarter of 2005 compared to $310,000 in the first quarter of 2004. During 2005 we expanded our exploration efforts in Brazil, and Peru on identifying new properties for acquisition as well as continued work on our Windy Peak project in Nevada. In addition we completed certain work started during 2004 on our Pedra Branca project in Brazil, however the majority of our Pedra Branca exploration was billed to Anglo pursuant to our joint venture agreement. Our gross exploration costs increased to $431,000 in the second quarter of 2005 from $325,000 in the second quarter of 2004 for the reasons cited above. During the first half of both 2005 and 2004, respectively, Anglo Platinum was evaluating the results of the first phase of joint venture activity completed in 2004 and 2003. Pending completion of that evaluation, exploration activity was significantly reduced at Pedra Branca. The change in our remaining exploration costs primarily consisted of increased administrative exploration costs associated with additional geologic and field activities. We anticipate continuing to acquire mineral properties in South America and Mexico during 2005, either in connection with our Strategic Alliance with Newmont Exploration, through staking, joint venture or lease. We expect our related gross exploration expenditure levels to increase in the remainder of 2005 over the same period in 2004 as a result of our increased activities and in anticipation of the completion of the Crown and Kinross merger during 2005. We have budgeted full year exploration expenditures to be approximately $2 million. We may revise that budget by reducing exploration expenditures if the pending merger between Crown and Kinross is delayed or not completed. The amount of the revision is dependent on the timing of the completion of the merger, if it occurs, or the length of any delay and it cannot be predicted at this time.

          Depreciation and amortization expense was $7,000 during the second quarter of 2005 compared to less than $1,000 in the second quarter of 2004. Depreciation in 2005 primarily related to new furniture and fixtures and office equipment which replaced fully depreciated equipment. Beginning January 1, 2002, we were amortizing our mineral interests in exploration properties over their expected lives of three to five years. We stopped amortizing mineral interests on April 1, 2004 and anticipate our full year 2005 depreciation and amortization costs will be reduced from 2004 as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") which requires companies to reclassify mineral interests as mineral properties and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $200,000 during the second quarter of 2005 compared to $209,000 in the same period of 2004. General and administrative costs decreased primarily due to a decrease in legal and accounting costs from 2004, which decreased to $38,000 in the second quarter of 2005 compared to $90,000, in the second quarter of 2004. The higher amount in 2004 was related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during the first half of 2004. This decrease in cost was partially offset by certain increases for costs during the second three months of 2005 compared to 2004 related to travel, currency exchange, investor relation costs and annual meeting costs. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense was comparable between the second quarter of 2005 and 2004 as these costs decreased to $99,000 in the second quarter of 2005 compared to $108,000 in the first quarter of 2004. As there were no changes in the management agreement, the decrease in management fees is what management expected for the quarter. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses.

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

          During the second quarter of 2005 we recorded interest income of $13,000 compared to interest income of $34,000 during the same period in 2004. The decrease was primarily a result of no interest being received during 2005 on our investment in Crown Senior Notes, which were converted to shares of Crown common stock in July of 2004. During the second quarter of 2004 we recognized interest income of $25,000 on our Senior Notes. We expect our interest income will decrease in 2005 as we no longer are receiving interest on Crown Senior Notes, however this decrease will be mitigated by interest income on our increased cash balances. We expect this interest from cash may increase during the year as a result of the dividend of $1,275,000 we received from Crown on July 26, 2005, however, we expect to use a portion of our existing cash to pay for exploration activities. We anticipate we will convert some of our investment in Crown common shares to cash upon the completion of the Crown Kinross merger, the completion and or timing of which we cannot predict.

          We recorded a deferred tax benefit of $139,000 during the second quarter of 2005 compared to a benefit of $291,000 during the second quarter of 2004 related to the expected benefit of net operating losses ("NOL") on United States activities. The NOL are expected to be available to offset future taxable income related to our gain on shares of Crown common stock, which we anticipate we will recognize upon either the sale of Crown common stock or, assuming the Crown Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We recorded $28,000 of mineral property impairment charges of which $18,000 related to our La Tola project and $10,000 related to our Windy Peak project in Nevada. During the second quarter of 2005 we decided not to renew our concessions at the La Tola project in Southern Peru after Newmont Peru informed us they had elected to terminate its option on the La Tola project. After completing our initial drilling commitment at Windy Peak we elected to terminate our option on that property. There were no similar property impairments in 2004. We cannot predict if or when we may have additional property impairments, which is significantly affected by drilling, sampling and other geologic results from each property we own. See Critical Accounting Estimates below.

  Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

          We had loss of $1,124,000 or $0.04 per share for the six months ended June 30, 2005 compared to a loss of $2,807,000 or $0.11 per share for the six months ended June 30, 2004. As explained in more detail below, the primary reason for the decrease in the net loss in the six months ended June 30, 2005 compared to the loss in the six months ended June 30, 2004 was the recognition of a $2,354,000 unrealized loss on derivative instruments related to our holding of Crown warrants during the six months ended June 30, 2004, compared to a loss of $24,000 in 2005 related to our holdings of TNR warrants. Depreciation and amortization expense also decreased from $118,000 in 2004 to $11,000 in 2005. These decreases were partially offset by an increase in exploration expense from $503,000 in 2004 to $693,000 in 2005, property impairments of $28,000 during the second quarter of 2005, a decrease in interest income in 2005 compared to 2004 and, as a result of our pre-tax loss, we recorded income tax benefit of $169,000 during the first half of 2005 compared to a benefit of $669,000 during the six months ended June 30, 2004.

          During the six months ended June 30, 2004 we recorded a loss on derivative instruments of $2,354,000 related to our holdings of Crown warrants compared to a loss on derivative warrants of $24,000 in the six months ended June 30, 2005 related to our TNR warrants. Our Crown warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The Crown warrants could have been net settled and were classified as derivative instruments at June 30, 2004 and our TNR warrants may be also be net settled, and any increase or decrease in the market value of our these warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. During the six months ended June 30, 2005 the fair value of our TNR warrants decreased primarily as a result of a decrease in the market price of TNR's common stock from Cdn$0.27 per share at December 31, 2004 to Cdn$0.21 per share at June 30, 2005. During the six months ended June 30, 2004, the fair value of our Crown warrants decreased to $3,237,000 at June 30, 2004 compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.75 per share at June 30, 2004.

          Our net exploration expense increased to $693,000 during the six months ended June 30, 2005 compared to $503,000 in the six months ended June 30, 2004. During 2005 we increased our exploration efforts in Brazil and Mexico compared to 2004 and we increased work related to our Strategic Alliance with Newmont Exploration. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits. Our gross exploration costs were $786,000 in the first six months of 2005 compared to $518,000 in the first six months of 2004, with reimbursements of $93,000 during the first six months of 2005 compared to $15,000 in the same period of 2004 by Anglo Platinum on our Pedra Branca project in Brazil. During the six months ended June 30, 2005 and 2004, Anglo Platinum was evaluating the results of the first and second phases of joint venture activity completed in 2003 and 2004, respectively. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral properties in South America and Mexico during 2005 and expect our related gross exploration expenditure levels, excluding joint venture-paid costs, to continue to be higher than in 2004. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to pursue the execution of our strategy of acquiring and exploring early-stage exploration prospects.

          Depreciation and amortization expense was $11,000 in the six months ended June 30, 2005 compared to $118,000 in the six months ended June 30, 2004. Depreciation and amortization expense during the six months ended June 30, 2004 included $117,000 of amortization of mineral interests. From January 1, 2002 through April 1, 2004, we amortized our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures in 2005 which replace equipment, most of which became fully depreciated prior to 2004. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April, 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $360,000 in the six months ended June 30, 2005 compared to $385,000 in the six months ended June 30, 2004. General and administrative costs decreased primarily related to a decrease in legal and accounting costs, which decreased to $71,000 in the six months ended June 30, 2005 compared to $166,000, in the six months ended June 30, 2004. The higher amount in 2004 was primarily related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission ("SEC") during the six months ended June 30, 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. Increases in other general and administrative costs during the first six months of 2005, including costs for travel, for shareholder meetings and currency exchange accounted for the remaining change in general and administrative costs from 2005 to 2004. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed above.

          Management fee expense were comparable between the first six months of 2005 and the first six months of 2004 as there were no changes in the management agreement the increase in management fees or the related management fee activities between the two periods. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown and Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed above.

          During the six months ended June 30, 2004 we recorded interest income of $67,000 compared to interest income of $24,000 during the same period in 2005. The decrease was primarily a result of no interest being received during 2005 on our investment in Crown Senior Notes compared to $50,000 in the second quarter of 2004. We expect our interest will increase over the remainder of 2005 related to expected increased cash balances during the remainder of 2005 compared to the second half of 2004.

          During the six months ended June 30, 2005, we recorded a deferred tax benefit of $169,000 compared to a deferred tax benefit of $669,000 during the six months ended June 30, 2004 related to the expected benefit of currently generated United States net operating losses which we expect to use to offset future taxable income related to our gain on Crown warrants.

          During the six months ended June 30, 2004, we sold an investment in marketable equity securities for $16,000, which was recorded as a receivable in other current assets as of March 31, 2004 and subsequently received in April 2004, and recorded a gain on such sale of $14,000. There were no similar items during 2005.

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

          We had working capital of $5,829,000 at June 30, 2005 compared to working capital of $3,207,000 as of December 31, 2004. Our working capital consists primarily of our cash and cash equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2005 and December 31, 2004, we owned 6,071,626 shares of Crown common stock. The Crown shares are recorded at their fair market value of $12,871,000 and $12,143,000 at June 30, 2005 and December 31, 2004, respectively, of which $3,218,000 and $3,036,000, respectively, are classified as current at June 30, 2005 and December 31, 2004. In addition, we own other marketable equity securities with a fair value of $86,000 and $112,000 as of June 30, 2005 and December 31, 2004, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the six months ended June 30, 2005, we recorded a loss on marketable equity securities of $702,000, less related deferred tax benefit of $274,000. During the six months ended June 30, 2004, we recorded a loss on marketable equity securities of $836,000, less related deferred tax benefit of $607,000. In addition during the six months ended June 30, 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gains on marketable equity securities in other comprehensive income. We had no similar sales during the six months ended June 30, 2005.

          As of August 1, 2005 we owned 6,071,626 shares of Crown. Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated as of August 1, 2005, our investment in Crown securities would convert into approximately 2,064,352 shares of Kinross. These Kinross shares would be valued at approximately $11.7 million, assuming the August 1, 2005 market price of $5.68 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the middle of 2006.

          As of June 30, 2005 and December 31, 2004, we have recorded deferred tax liabilities of $2,737,000 and $2,633,000 respectively. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares. If the Crown transaction with Kinross is completed, we expect these deferred tax liabilities will become currently payable over time as we sell Kinross shares, after we convert our Crown stock holdings into Kinross shares.

          Cash and cash equivalents were $2,726,000 as of June 30, 2005 compared to $76,000 at December 31, 2004. Our cash balances are considered adequate to fund our 2005 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Cash Flows

          Net cash used in operations during the six months ended June 30, 2005 increased to $1,020,000 compared to $891,000 for the six months ended June 30, 2004 primarily as a result of increased exploration expense related to increased exploration activities. In addition during the first six months of 2005 we recorded net receipt of our joint venture receivable of $270,000, which was partially offset by a net increase in payments on our accounts payable of $1,767,000 during 2005 compared to 2004.

          Net cash (used in) provided from investing activities decreased from cash provided by investing activities of $42,000 during the first six months of 2004, primarily from the collection of our note receivable of $112,000, to cash used in investing activities of $107,000 during the six months ended June 30, 2005, resulting from additions for mineral properties and other assets.

          Net cash provided from financing activities was $3,777,000 during the six months ended June 30, 2005 compared to $898,000 during the six months ended June 30 2004. On January 18, 2005, we signed the Strategic Alliance with Newmont Exploration, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont Canada purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for net proceeds of $3,774,000 pursuant to the Private Placement. See recent developments above. The remaining cash provided in 2005 and all of the cash provided in 2004 related to cash payments from the exercise of 5,000 and 1,021,000, respectively, of our stock options.

Contractual Obligations

          As of June 30, 2005, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current mineral property positions. While these payments are not fixed obligations since we can abandon the mineral property at any time without penalty or further payments, these payments are required in order to maintain our interests. As a result of our decisions to terminate the La Tola and Windy Peak projects, we estimate these payments to be approximately $5,000 for the second half of 2005. Our existing mineral property agreements do not commit us to any additional exploration expenditures for the remainder of 2005. We may be required to make further payments in the future if we acquire new exploration projects. We are required to spend $3.78 million over four years, beginning January 18, 2005 on Alliance projects and have spent $120,000 through June 30, 2005.

          Additionally, we currently do not lease any facilities. If the Crown transaction with Kinross is completed, we estimate our facility lease costs will be approximately $30,000 per year.

Joint Ventures

          On January 18, 2005, we signed the Alliance Agreement with Newmont Exploration, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont Canada purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000 or $3.78 million. We have committed to spend the $3.78 million over the next four years on Alliance Projects that are mutually agreed upon by Newmont Exploration and us. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the strategic alliance Letter of Intent, was the signing of a second Letter of Intent by us and Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (collectively "Tapados"), to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Tapados to a long-term $4.0 million work commitment on Solitario's royalty property and provides Solitario access to Tapados' future exploration results on an annual basis. Both the strategic alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subject to the companies signing a definitive agreement and various regulatory approvals.

          On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consisted of 144 unpatented mining claims totaling approximately 1,175 hectares. To earn an 80% interest in the property, the WP Agreement called for us to make cash payments to Silverthorn of $10,000 on signing (paid), $15,000 on the first (annual) anniversary, $20,000 on the second anniversary, $25,000 on the third anniversary; and $30,000 on the fourth anniversary and spend $2.0 million on exploration before the fourth anniversary. We also had to complete 1,220 meters of drilling (firm commitment) before the first anniversary. We elected to terminate the WP Agreement in June 2005, after completing our initial 1,220 meter drilling commitment. As of June 30, 2005 we have no remaining interest in or capitalized cost related to the Windy Peak project.

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont Peru"), a subsidiary of Newmont Mining Corporation, whereby Newmont Peru could earn a 51% interest in our 100%-owned La Tola project in southern Peru by spending $7.0 million on exploration and development work over a four-year period. Newmont Peru could have earned an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded a mineral property impairment charge of $18,000 during the second quarter of 2005. As of June 30, 2005 we have no remaining interest in or capitalized cost related to the La Tola project.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II was completed in late 2004 and Anglo Platinum fulfilled their Phase II commitment and is currently reviewing the technical information. On July 25, 2005 we signed a second amendment to the agreement which gives Anglo up to October 15, 2005 to determine whether or not it will terminate its interest or proceed to the drafting of a definitive operating agreement, which the parties agree will be completed prior to January 15, 2006, although Anglo has the right to request a three month extension to draft the definitive operating agreement until April 15, 2006. Anglo will pay up to $25,000 of care and maintenance costs at Pedra Branca through October 15, 2005, with any additional costs being Solitario's responsibility. If Anglo agrees to enter into drafting of the definitive operating agreement, Anglo will pay up to $5,000 per month of care and maintenance costs through April 15, 2006. Should Anglo and Solitario complete the definitive operating agreement, Anglo will reimburse Solitario for any concession fee payments made to the government of Brazil from May 26, 2005 to the date of the definitive operating agreement. Any costs spent by Anglo, including reimbursements to Solitario will count toward Anglo's second year work commitment of $1,250,000. We have recorded a joint venture receivable from Anglo Platinum related to the Pedra Branca Project of $29,000 and $299,000 at June 30, 2005 and December 31, 2004, respectively.

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded $28,000 of mineral property impairment in the six months ended June 30, 2005 related to our La Tola project in Peru and our Windy Peak project in Nevada. There were no mineral property impairments in the six months ended June 30, 2004. We may record additional future impairments if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At June 30, 2005 and December 31, 2004, we have recorded unrealized holding gains of $8,820,000 and $8,118,000, respectively, net of deferred taxes of $3,362,000 and $3,088,000, respectively, related to our marketable equity securities.

Derivative instruments

          As of June 30, 2005, we own warrants for the purchase of 1,000,000 shares of TNR, which we received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Our Crown warrants had a net settlement feature and accordingly we classified the warrants as derivative instruments up to July 12, 2004 when we exercised all of them on a cashless basis as discussed above in results of operations. We recorded our investment in the Crown warrants at their estimated fair value based upon a Black-Scholes pricing model. We recognize any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our TNR warrants of $127,000 and $24,000 for the three and six months ended June 30, 2005, respectively, and we recorded a decrease in the fair value of our Crown warrants of $1,559,000 and $2,354,000 for the three and six months ended June 30, 2004, respectively.

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

Internal control over financial reporting

          Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the six months ended June 30, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended June 30, 2005, other than the steps taken above, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the three months ended June 30, 2005, a holder exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 5,000 shares of our common stock, at an exercise price of Cdn$0.73 per share pursuant to rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

                    On June 23, 2005 we held our Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

          a)     Election of Directors. Five directors were re-elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

Name	Number of Shares
Christopher E. Herald John Hainey Mark E. Jones, III Leonard Harris Daniel Leonard	For 11,192,208 11,960,941 11,175.501 11,814,271 11,174,559	Withheld 808,549 39,816 825,256 186,486 826,198

          There were no abstentions or broker non-votes.

          b).     Appointment of Auditors. The appointment of Ehrhardt Keefe Steiner and Hottman, LP as our auditors for the fiscal year 2004 was ratified with 11,879,880 shares voting for and 69,323 against and 55,024 withheld.

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number          Description
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

SOLITARIO RESOURCES CORPORATION
August 11, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer