Form 10-Q
period 2005-09-30
SOLITARIO RESOURCES CORP
filed 2005-11-14
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 2005
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

Indicated by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

YES	[ ]	NO	[X]

          There were 27,459,492 shares of $0.01 par value common stock outstanding as of November 1, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	September 30,	December 31,
except per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,224	$ 76
Joint venture receivable	-	299
Investments in marketable equity securities, at fair value	3,552	3,036
Investment in derivative instruments, at fair value	24	-
Prepaid expenses and other	69	17
Total current assets	6,869	3,428
Mineral properties, net	2,677	2,653
Investments in marketable equity securities, at fair value	10,756	9,219
Investment in derivative instruments, at fair value	-	38
Other assets	133	32
Total assets	$20,435	$15,370

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 141	$ 142
Due to Crown Resources Corporation	87	79
Total current liabilities	228	221
Deferred income taxes	3,740	2,633

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2005 and December 31, 2004)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (27,439,492 and 24,726,992 shares issued and outstanding at September 30, 2005 and December 31, 2004)	274	247
Additional paid-in capital	25,890	22,132
Accumulated deficit	(15,979)	(14,893)
Accumulated other comprehensive income	6,282	5,030
Total stockholders' equity	16,467	12,516
Total liabilities and stockholders' equity	$20,435	$15,370

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,	Nine months ended September 30,
	2005	2004	2005	2004
Costs, expenses and other:
Exploration expense	$ 608	$ 358	$ 1,301	$ 861
Depreciation and amortization	8	1	19	119
General and administrative	63	170	423	555
Management fees	104	96	305	293
Unrealized (gain) loss on derivative instruments	(10)	(612)	14	1,742
Property abandonment and impairment	-	64	28	64
Gain on sale of equity securities	-	73	-	59
Interest income	(15)	(125)	(39)	(192)
Total costs, expenses and other	758	(25)	2,051	3,501
Other income - Crown dividend payment	1,275	-	1,275	-
Income (loss) before income taxes	517	(25)	(776)	(3,501)
Income tax (expense) benefit	(479)	253	(310)	922
Net income (loss)	$ 38	$ 228	$(1,086)	$(2,579)
Basic income (loss) loss per common share:	$0.00	$0.01	$(0.04)	$ (0.10)
Diluted income (loss) loss per common share:	$0.00	$0.01	$(0.04)	$ (0.10)
Weighted average number of shares outstanding
Basic	27,433	25,228	27,262	25,650
Diluted	28,611	26,346	27,262	25,650

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2005	2004
Operating activities:
Net loss	$ (1,086)	$ (2,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	14	1,742
Depreciation and amortization	19	119
Gain on sales of equity securities	-	59
Interest income received in stock	-	(142)
Deferred income taxes	310	(922)
Property abandonment and impairment	28	64
Interest income from amortization of note discount	-	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	247	(143)
Accounts payable	(1)	206
Due to Crown Resources Corporation	8	153
Net cash used in operating activities	(461)	(1,455)
Investing activities:
Collections on note receivable	-	112
Proceeds from sale of marketable equity securities	-	16
Additions to other assets	(120)	(26)
Additions to mineral properties	(52)	(75)
Net cash (used in) provided by investing activities	(172)	27
Financing activities:
Issuance of common stock for cash	3,781	898
Net cash provided by financing activities	3,781	898
Net increase (decrease) in cash and cash equivalents	3,148	(530)
Cash and cash equivalents, beginning of period	76	1,273
Cash and cash equivalents, end of period	$3,224	$ 743
Supplemental disclosure of cash flow information:
Treasury stock received in spin-off from Crown Resources Corporation	-	1,541
Cancellation of treasury stock	-	(1,541)

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral properties. At September 30, 2005, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). As a result of the issuance of shares subsequent to 1984, Crown's ownership of Solitario's shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. As of September 30, 2005, Crown holds 36,004 of our shares for the benefit of its warrant holders. As of September 30, 2005, Crown owns 93 shares of Solitario from fractional shares remaining after the spin-off, which Crown intends to sell, and has no other beneficial ownership interest in Solitario. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2005 and 2004 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2005.

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

Recent developments

          On July 26, 2005, Solitario received $1,275,000 from a dividend of $0.21 per share on its 6,071,626 shares of Crown.

          During the third quarter Solitario completed the acquisition of seven new exploration projects. Solitario capitalized $7,000 for initial staking and concession costs paid to the government on two projects in Peru which are subject to the Strategic Alliance (see discussion of the Strategic Alliance below), Solitario also capitalized $12,000 for initial lease and option payments on two projects in Brazil and Solitario capitalized $33,000 for initial lease and option payments on three projects (with a total of six separate properties) in Mexico. Solitario will conduct exploration activities on these newly acquired properties during the fourth quarter of 2005 and during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

          The La Tola project, located in Southern Peru, had previously been the subject of a joint venture between Solitario and Newmont Peru Limited ("Newmont Peru"), a wholly owned subsidiary of Newmont Mining Corporation. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project.

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

          On January 18, 2005, Solitario signed an agreement (the "Alliance Agreement") to form a strategic alliance (the "Strategic Alliance") with Newmont Overseas Exploration Limited ("Newmont Exploration"), a wholly-owned subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance, Newmont Mining Corporation of Canada, Limited ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4.59 million or $3.78 million pursuant to a private placement agreement (the "Private Placement"). The Strategic Alliance committed Solitario to spend approximately $3,776,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and Solitario. The first two Alliance Project areas are located in southern Peru and total approximately 8,500 square kilometers in size. During the third quarter of 2005, we acquired two properties, as alliance properties, within Alliance Project areas. If Solitario acquires properties within Alliance Project areas and meets certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property acquired after the signing of the Alliance Agreement, that Solitario may elect to sell an interest in, or joint venture.

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

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Solitario shares (the "Retained Shares") for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off through September 30, 2005, Crown distributed 962,302 Retained Shares upon exercise of its warrants and at September 30, 2005 holds 36,004 Retained Shares. Crown has disclaimed any beneficial ownership interest in the Retained Shares. In addition, Crown owns 93 Solitario shares, from fractional shares, which it intends to sell. After the disposition of the Solitario shares retained for warrant holders and fractional shares, Crown will no longer own any shares of Solitario. At the time of the spin-off, Solitario held 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest. As a result, Solitario received 1,317,142 shares of its common stock in the spin-off, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No.'s 148 and 123. There were no option awards granted or modified during the three or nine months ended September 30, 2005 or 2004. Options for 7,500 and 12,500 shares, respectively, were exercised during the three and nine months ended September 30, 2005. Options for 1,021,000 shares were exercised during the three and nine months ended September 30, 2004. The fair values of options granted for pro forma disclosure were estimated at the date of grant using a Black-Scholes option-pricing model and such fair value is being amortized over the vesting period of the option as stock-based compensation. The following pro forma information is provided for the fair value of options outstanding during the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$ 38	$ 228	$(1,086)	$(2,579)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(3)	(6)	(19)
Pro forma net income (loss)	$ 37	$ 225	$(1,092)	$(2,598)
Basic net loss per share
As reported	$ 0.00	$ 0.01	$ (0.04)	$ (0.10)
Pro forma	$ 0.00	$ 0.01	$ (0.04)	$ (0.10)
Diluted net loss per share
As reported	$ 0.00	$ 0.01	$ (0.04)	$ (0.10)
Pro forma	$ 0.00	$ 0.01	$ (0.04)	$ (0.10)

    Earnings per share

          The calculation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2005 and 2004. At September 30, 2005 and 2004 options for 2,260,000 and 2,372,500 shares were outstanding. Potentially dilutive shares related to outstanding common stock options of approximately 1,179,000 and 1,118,000 shares, respectively, were included in calculating dilutive earnings per share for the three months ended September 30, 2005 and 2004. Potentially dilutive shares from the exercise of options of approximately 1,161,000 and 1,143,000, respectively for the nine months ended September 30, 2005 and 2004 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Recent Accounting Pronouncements

          In July 2005, The Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions -an Interpretation of FASB Statement No. 109." The proposed Interpretation would require companies to recognize the best estimate of a tax position only if that position is probable of being sustained on audit by the taxation authorities. The term probable is used in the proposed Interpretation consistent with its use in Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", to mean "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability; or (b) an increase in a liability for income taxes payable or a reduction of an income tax receivable. Benefits for a tax position that previously failed to meet the probable recognition threshold would be recognized in any subsequent period in which that threshold is met. Previously recognized tax benefits from positions that no longer meet the probable recognition threshold would be derecognized by recording an income tax liability or eliminating a deferred tax asset in the period in which it is more likely than not that the tax position will not be sustained. The proposed Interpretation would be effective for years ending after December 15, 2005 and the cumulative effect of initially applying this proposed Interpretation would be recognized as a change in accounting principle as of the end of the period the proposed Interpretation is adopted. It would require management to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized. The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative effect adjustment in the 2005 statement of earnings. Restatement of previously issued interim or annual financial statements and pro-forma disclosures for prior periods is not permitted. Solitario has not yet adopted the provisions of the proposed Interpretation and has not determined what effect, if any, its adoption will have on its financial position or results of operations or cash flows.

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

 2.       Comprehensive income

   The following represents comprehensive income and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$ 38	$ 228	$(1,086)	$(2,579)
Unrealized gain on marketable equity securities, net of related tax effects	824	3,992	1,252	3,769
Reclassification adjustment for gains arising during the period	-	43	-	37
Comprehensive income	$862	$4,263	$ 166	$ 1,227

3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Geologic, drilling and assay	$257	$ 265	$ 556	$ 497
Field expenses	221	140	506	325
Administrative	137	63	339	164
Joint venture payments (see below)	(7)	(110)	(100)	(125)
Total exploration costs	$608	$ 358	$1,301	$ 861

        On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. During the three and nine months ended September 30, 2005, Pedra Branca work related to the Anglo agreement totaled $7,000 and $100,000, respectively, compared to $110,000 and $125,000, respectively, during the three and nine months ended September 30, 2004, which has been billed as a joint venture receivable. All joint venture payments have been received as of September 30, 2005. Anglo is currently evaluating the project to determine if it will fund the next year work commitment of $1,250,000. During 2004, the project exploration, which was funded by Anglo, primarily occurred in the third and fourth quarters.

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $3,740,000 and $2,633,000 at September 30, 2005 and December 31, 2004.

          Solitario recorded a deferred tax expense in the statement of operations of $479,000 and $310,000, respectively for the three and nine months ended September 30, 2005 compared to a deferred tax benefit of $253,000 and $922,000, respectively for the three and nine months ended September 30, 2004, primarily as a result of the receipt of the Crown dividend payment of $1,275,000 on July 26, 2005 and the non-deductibility of foreign subsidiary losses. Solitario recorded deferred tax expense of $527,000 and $801,000, respectively, to other comprehensive income related to unrealized gains of $1,351,000 and $2,053,000, respectively, on marketable equity securities for the three and nine months ended September 30, 2005. Solitario recorded deferred tax expense of $3,043,000 and $2,436,000, respectively, to other comprehensive losses related to unrealized gains of $7,078,000 and $6,242,000, respectively on marketable equity securities for the three and nine months ended September 30, 2004. Solitario recorded a deferred tax benefit of $3,000 and $4,000, respectively, charged to additional paid-in capital related to stock options exercised during the three and nine months ended September 30, 2005. There were no similar options in the three months ended September 30, 2005. As a result of the losses recorded during the second quarter of 2004, during the nine months ended September 30, 2004, Solitario provided a full valuation allowance related to the tax effects of stock options exercised during the first and second quarters of the nine months ended September 30, 2004, and accordingly, recorded no net deferred tax expense related to the exercise of stock options.

5.       Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $104,000, and $305,000 for the three and nine months ended September 30, 2005, respectively. Management service fees incurred by Solitario were $96,000, and $293,000 for the three and nine months ended September 30, 2004, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants and Solitario recorded a loss on sale of marketable equity securities of $73,000 for the three months ended September 30, 2004. The TNR shares are classified as marketable equity securities held for sale. As of September 30, 2005, Solitario owns warrants for the purchase of 1,000,000 shares of TNR, which it received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a gain on derivative instruments of $10,000 for the increase in the value of its TNR warrants for the three months ended September 30, 2005 and recorded a loss on derivative instruments of $14,000 for the decrease in the value of its warrants during the nine months ended September 30, 2005. See discussion of Solitario's Crown warrants below. There were no gains and losses recorded for the fair value of the TNR warrants during the three and nine months ended September 30, 2004. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through September 30, 2005, Crown distributed 962,302 Retained Shares upon exercise of its warrants and at September 30, 2005 holds 36,004 Retained Shares. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of Solitario shares. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

          As part of the investment in the Senior Notes, Solitario also received two warrants. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Solitario recorded any increases or decreases in the value of its Crown warrants as gain or loss on derivative instrument. Solitario recorded a gain and a (loss) on derivative instruments of $612,000 and ($1,742,000) for the decrease in the value of its Crown warrants during the three and nine months ended September 30, 2004, respectively. See the discussion of TNR warrants above. There were no gains and losses recorded for the fair value of the Crown warrants during the three or nine months ended September 30, 2005.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of September 30, 2005, the Signing Shareholders collectively held 16,443,548 shares or 35.7% of the outstanding Crown shares.

          Crown executed an acquisition agreement whereby Kinross Gold Corporation, ("Kinross") will acquire all of the outstanding shares of Crown. Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of September 30, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

          As of September 30, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded at fair market value, based upon quoted market prices, in its investment in marketable equity securities with increases and decreases, respectively, in fair market value recorded as other comprehensive income or loss. As of September 30, 2005, the fair market value of these shares was $14,208,000.

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

Business Overview and Summary

          We are a precious and base metals exploration company. At September 30, 2005 we had exploration mineral properties in Peru, Bolivia, Mexico and Brazil. We are conducting exploration activities in all of those countries. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of CRCC. CRCC is a wholly-owned subsidiary of Crown. As a result of the issuance of shares subsequent to 1984, CRCC's ownership of our shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned.

          We have a significant investment in Crown at September 30, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding Crown common shares. The Crown shares are recorded at their fair market value of $14,208,000 and $12,143,000 at September 30, 2005 and December 31, 2004, respectively, of which $3,552,000 and $3,036,000, respectively, are classified as current at September 30, 2005 and December 31, 2004. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross, will acquire all of the outstanding shares of Crown.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently we have no mineral properties in development. We currently own ten mineral property projects under exploration and we own our Yanacocha royalty interest. We also are in various stages of project acquisition for properties in Peru, Mexico, Bolivia and Brazil that have not yet been completed. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a project-by-project basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or may not contain sufficient geologic or economic potential we may impair or completely write-off the project. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases, however, it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through issuance of common stock, usually through private placements, and more recently as part of a strategic alliance with a major mining company. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future depending on what happens with our investment in Crown.

          As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through September 30, 2005, Crown distributed 962,302 Retained Shares upon the exercise of Crown warrants and at September 30, 2005 Crown holds 36,004 Retained Shares. Crown has disclaimed any beneficial ownership interest in the Retained Shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown from the conversion of Crown Senior and Subordinated B Notes, the exercise of Crown warrants and shares received as interest, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

Recent Developments

          On July 26, 2005 we received $1,275,000 from a dividend of $0.21 per share on its 6,071,626 shares of Crown.

          During the third quarter we completed the acquisition of seven new exploration projects. We capitalized $7,000 for initial staking and concession costs paid to the government on two projects in Peru, which are subject to the Strategic Alliance, we also capitalized $12,000 for initial lease and option payments on two projects in Brazil and we capitalized $33,000 for initial lease and option payments on three projects (with a total of six separate properties) in Mexico. We will conduct exploration activities on these newly acquired properties during the fourth quarter of 2005 and during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

          The La Tola project, located in Southern Peru, had previously been the subject of a joint venture between Solitario and Newmont Peru. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and we recorded an $18,000 impairment related to La Tola during the second quarter of 2005.

          Also in June 2005, we completed our initial 1,220-meter drilling commitment on the Windy Peak gold project in Nevada, USA. After reviewing the results of this program, on June 28, 2005 we elected to terminate our option to earn an interest from Silverthorn Exploration, Inc., a private Nevada corporation and recorded a $10,000 impairment related to the Windy Peak project.

          Crown announced on June 1, 2005 that it had amended its acquisition agreement with Kinross whereby Crown and Kinross agreed, among other things to (i) extend the term of the agreement to March of 2006, (ii) increase the exchange ratio to 0.34 Kinross shares for each Crown share, and (iii) have Kinross invest $10 million in a Crown convertible debenture, for the purpose of paying a dividend of up to $0.21 per share to Crown shareholders. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of November 1, 2005, our holdings of Crown common stock would convert into 2,064,352 shares of Kinross common stock with a value of approximately $14.4 million based upon the market price of $6.97 per Kinross share. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources. Crown also announced on June 21, 2005 that it would pay a dividend of $0.21 per share of Crown to shareholders of record on July 14, 2005, which was paid on July 26, 2005. We received $1,275,000 from the dividend on July 26, 2005, which was recorded as investment income in the third quarter of 2005.

          On January 18, 2005, we signed the Alliance Agreement with Newmont Exploration, to form the Strategic Alliance to explore for gold in South America. Concurrent with the Strategic Alliance, Newmont Canada purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for Cdn$4.59 million or $3.78 million in the Private Placement. The Strategic Alliance committed us to spend approximately $3,776,000 over the next four years on Alliance Projects that are mutually agreed upon by Newmont Exploration and us. The first two Alliance Project areas are located in southern Peru and total approximately 8,500 square kilometers in size. During the third quarter of 2005, we acquired two properties, as alliance properties, within Alliance Project areas. If Solitario acquires properties within Alliance Project areas and meets certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired alliance properties and earn up to a 75% interest by taking the project through feasibility and financing our retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest in an alliance property or no interest at all, in which case it would retain a 2% net smelter return royalty on such alliance property. Newmont Exploration also has a right of first offer on any non-alliance property acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

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

Results of Operations

Comparison of the quarter ended September 30, 2005 to the quarter ended September 30, 2004

          We had net income of $38,000 or $0.00 per share for the three months ended September 30, 2005 compared to net income of $228,000 or $0.01 per share for the three months ended September 30, 2004. As explained in more detail below, the primary reason for the decrease in the income in the three months ended September 30, 2005 from the same period of 2004 was an increase in exploration expense of $608,000, primarily in Mexico, Brazil and Peru, compared to exploration expense of $358,000 during the same period in prior year. In addition we had a reduction in the recognition of our unrealized gain on derivative instruments to $10,000 during the third quarter of 2005, compared to an unrealized gain of $612,000 recorded in the third quarter of 2004. The gain in 2005 related to our holding of TNR warrants and the gain in 2004 related to our holding of Crown warrants. During the third quarter of 2005 our general and administrative expenses decreased to $63,000 compared to $170,000 during the third quarter of 2004, primarily as a result of a gain on currency related to our cash invested in Canada. These items were partially offset by the receipt of $1,275,000 from a $0.21 dividend on our holdings of Crown common stock during the third quarter of 2005 where there were no similar payments in the same period of 2004. As a result of our United States pre-tax gain during the third quarter of 2005 compared to our United States pre-tax loss during the third quarter of 2004, both of which exclude our gain on derivative instruments, which is not deductible for tax purposes, we recorded income tax expense of $479,000 during the third quarter of 2005 compared to an income tax benefit of $253,000 during the third quarter ended September 30, 2004. Our income tax expense and benefit are affected by a valuation allowance we provide for any accumulated losses incurred in jurisdictions outside of the United States, where we incur our exploration expense, and do not provide an income tax benefit during the year for those losses.

          During the third quarter of 2005 we recorded a gain on derivative instruments of $10,000 related to our holdings of TNR warrants compared to a gain on derivative instruments of $612,000 related to our holdings of Crown warrants during the third quarter of 2004. Our Crown warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share and were exercised in July 2004. See recent developments above. We own two TNR warrants that are each exerciseable into 500,000 shares of TNR stock. The first TNR warrant may be exercised up to December 3, 2005 at a price of Cdn$0.25 per share and the second TNR warrant may be exercised up to July 28, 2006 at a price of Cdn$0.16 per share. Both our Crown and TNR warrants are classified as derivative instruments and any increase or decrease in the market value of the warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our TNR warrants, as determined by estimated market price for the warrant, increased to $24,000 at September 30, 2005 compared to $14,000 at June 30, 2005, primarily due to an increase in the quoted market price of a share of TNR common stock from Cdn$0.21 per share at June 30, 2005 to Cdn$0.24 per share at September 30, 2005. The change in fair values of our TNR warrants was not material during the third quarter of 2004. The fair value of our Crown warrants as determined by quoted prices increased to $3,849,000 at July 12, 2004, when we exercised the warrants, compared to $3,237,000 at June 30, 2004, primarily as a result of an increase in the value of Crown's common stock, which increased from $1.75 per share at June 30, 2004 to $1.95 per share at July 12, 2004. There were no fair value changes in Crown warrants during 2005 as we had exercised all of our Crown warrants during 2004. We anticipate any future changes in our existing derivative instruments to be less than in prior years as these changes are currently entirely attributable to changes in the underlying value of a share of TNR common stock.

          Our net exploration expense increased to $608,000 during the third quarter of 2005 compared to $358,000 in the third quarter of 2004. During 2005 we expanded our exploration efforts in Brazil, Mexico and Peru on identifying new properties for acquisition which resulted in the acquisition of seven new projects, discussed above in recent developments. Our gross exploration costs increased to $615,000 in the third quarter of 2005 from $468,000 in the third quarter of 2004 for the reasons cited above. During the majority of third quarter of both 2005 and 2004, respectively, Anglo Platinum was evaluating the results of the first phase of joint venture activity completed in 2005 and 2004. Pending completion of that evaluation, exploration activity was significantly reduced at Pedra Branca. The change in our remaining exploration costs primarily consisted of increased geology, field and administrative exploration costs associated with the evaluation, addition and continuing exploration of new and potential projects. We anticipate continuing to acquire mineral properties in South America and Mexico during the remainder of 2005, either in connection with our Strategic Alliance with Newmont Exploration, through staking, joint venture or lease. We expect our related gross exploration expenditure levels to increase in the remainder of 2005 over the same period in 2004 as a result of our increased activities and in anticipation of the completion of the Crown and Kinross merger during the remainder of 2005 or early 2006. We have budgeted full year exploration expenditures to be approximately $2 million and as a result of the delay in the completion of the merger between Crown and Kinross, we anticipate our full-year exploration expenditures for 2005 will be reduced to between $1.75 million and $2 million.

          Depreciation and amortization expense was $8,000 during the third quarter of 2005 compared to less than $1,000 in the third quarter of 2004. Depreciation in 2005 was primarily related to new furniture and fixtures and office equipment which replaced fully depreciated equipment. Beginning January 1, 2002, we were amortizing our mineral interests in exploration properties over their expected lives of three to five years. We stopped amortizing mineral interests on April 1, 2004 and anticipate our full year 2005 depreciation and amortization costs will be reduced from 2004 as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") which requires companies to reclassify mineral interests as mineral properties and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $63,000 during the third quarter of 2005 compared to $170,000 in the same period of 2004. General and administrative costs decreased primarily due to the recognition of a gain on currency exchange of $108,000 during the third quarter of 2005, compared to a gain on currency exchange of $17,000 during the third quarter of 2004. These gains are the primarily result of an increase in the value of the Canadian Dollar, which affects the U. S. dollar value of our deposits, which were $2,311,000 as of September 30, 2005. During the third quarter of 2005, the Canadian dollar increased from approximately 0.81 per U.S. dollar as of June 30, 2005 to approximately 0.85 per U.S. Dollar as of September 30, 2005. In addition our legal and accounting expenditures decreased to $26,000 during the third quarter of 2005 compared to $81,000 in the third quarter of 2004. The higher amount in 2004 was related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during and completing the spin-off of our shares during the third quarter of 2004. These decreases in costs were partially offset by certain increases for costs during the third quarter of 2005 compared to 2004 related to travel, investor relation costs and annual meeting costs. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under related party transactions.

          Management fee expense was comparable between the third quarter of 2005 and 2004 as these costs increased slightly to $104,000 in the third quarter of 2005 compared to $96,000 in the first quarter of 2004. As there were no changes in the management agreement, the increase in management fees is what management expected for the quarter. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses.

          Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated our annual general and administrative costs would be approximately $400,000 to $500,000 higher as a result of increases in salaries and benefits, rent and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in costs related to annual management fees of approximately $200,000. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          During the third quarter of 2005 we recorded interest income of $15,000 compared to interest income of $125,000 during the same period in 2004. The decrease was primarily a result of no interest being received during 2005 on our investment in Crown Senior Notes, which were converted to shares of Crown common stock in July of 2004. Upon conversion of our Crown Senior Notes on July 12, 2004, we received 75,367 shares of Crown common stock, as interest, which were paid at the conversion price of $0.35 per share, when the market price of the shares was $1.88. We recorded $117,000 additional interest over the interest we would have received had the interest been paid in cash on conversion of the Crown Senior Notes. We expect our interest income will decrease in 2005 as we no longer are receiving interest on Crown Senior Notes, however, this decrease will be somewhat mitigated by interest income on our increased cash balances. We expect this interest from cash may increase during the year as a result of the dividend of $1,275,000 we received from Crown on July 26, 2005, however, we expect to use a portion of our existing cash to pay for exploration activities. We anticipate we will convert some of our investment in Crown common shares to cash upon the completion of the Crown and Kinross merger, the completion and or timing of which we cannot predict.

          We recorded deferred tax expense of $479,000 during the third quarter of 2005 compared to a benefit of $253,000 during the third quarter of 2004 related to the United States pre-tax income during the third quarter of 2005 compared to the expected benefit of United States net operating losses ("NOL") on United States activities during the third quarter of 2004. The United States pre-tax income primarily related to the $1,275,000 dividend from Crown received in the third quarter. The NOL are expected to be available to offset future taxable income related to our gain on shares of Crown common stock, which we anticipate we will recognize upon either the sale of Crown common stock or, assuming the Crown Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. During the quarter ended September 30, 2004 we recorded $64,000 of mineral property write-downs related to our San Pablo, Legacy Ridge, La Pampa and Sapalache projects. There were no similar write-downs in the third quarter of 2005. We cannot predict if or when we may have additional property impairments, which is significantly affected by drilling, sampling and other geologic results from each property we own. See Critical Accounting Estimates below.

  Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

          We had loss of $1,086,000 or $0.04 per share for the nine months ended September 30, 2005 compared to a loss of $2,579,000 or $0.10 per share for the nine months ended September 30, 2004. As explained in more detail below, the primary reason for the decrease in the net loss in the nine months ended September 30, 2005 compared to the loss in the nine months ended September 30, 2004 was the recognition of a $1,742,000 unrealized loss on derivative instruments related to our holding of Crown warrants during the nine months ended September 30, 2004, compared to a loss of $14,000 in 2005 related to our holdings of TNR warrants. We also received the $1,275,000 Crown dividend payment during the third quarter of 2005, as discussed above, and there were no similar payments in 2004. Depreciation and amortization expense also decreased from $119,000 for the first nine months of 2004 to $19,000 in the same period of 2005. These decreases were partially offset by an increase in exploration expense to $1,301,000 in the first nine months of 2005 compared to $861,000 in the same period of 2004 and, as a result of our United States pre-tax income during 2005, compared to our United States pre-tax loss in 2004, we recorded income tax expense of $310,000 during the first nine months of 2005 compared to a benefit of $922,000 during the nine months ended September 30, 2004.

          During the nine months ended September 30, 2004 we recorded a loss on derivative instruments of $1,742,000 related to our holdings of Crown warrants compared to a loss on derivative warrants of $14,000 in the nine months ended September 30, 2005 related to our TNR warrants. Both our Crown warrants and our TNR warrants may be net cash settled and were classified as derivative instruments at September 30, 2004, and any increase or decrease in the market value of these warrants is included in the statement of operations as unrealized gain or loss on derivative instruments. During the nine months ended September 30, 2005 the fair value of our TNR warrants decreased primarily as a result of a decrease in the market price of TNR's common stock from Cdn$0.27 per share at December 31, 2004 to Cdn$0.24 per share at September 30, 2005. During the nine months ended September 30, 2004, the fair value of our Crown warrants decreased to $3,849,000 at July 12, 2004, when they were exercised compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.95 per share at July 12, 2004.

          Our net exploration expense increased to $1,301,000 during the nine months ended September 30, 2005 compared to $861,000 in the nine months ended September 30, 2004. During 2005 we increased our exploration efforts in Brazil and Mexico compared to 2004 and we increased work in Peru, related to our Strategic Alliance with Newmont Exploration. Additionally, we increased our activities related to evaluations of properties for potential acquisition, including evaluation of data and site visits, which resulted in the completion of the acquisition of seven new exploration properties, including two as alliance properties pursuant to the Strategic Alliance. Our gross exploration costs were $1,401,000 in the first nine months of 2005 compared to $986,000 in the first nine months of 2004, with reimbursements of $100,000 during the first nine months of 2005 compared to $110,000 in the same period of 2004 by Anglo Platinum on our Pedra Branca project in Brazil. During the nine months ended September 30, 2005 and 2004, Anglo Platinum was evaluating the results of the first and second phases of joint venture activity completed in 2003 and 2004, respectively. We anticipate continuing to acquire, either through staking, joint venture or lease of mineral properties in South America and Mexico during 2005 and expect our related gross exploration expenditure levels, excluding joint venture-paid costs, to continue to be higher than in 2004. We anticipate our exploration activities and our exploration expenditures may increase significantly if the Crown and Kinross merger is completed, as we will have additional capital resources to pursue the execution of our strategy of acquiring and exploring early-stage exploration prospects.

          Depreciation and amortization expense was $19,000 in the nine months ended September 30, 2005 compared to $119,000 in the nine months ended September 30, 2004. Depreciation and amortization expense during the nine months ended September 30, 2004 included $117,000 of amortization of mineral interests. From January 1, 2002 through April 1, 2004, we amortized our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures in 2005 which replace equipment, most of which became fully depreciated prior to 2004. We anticipate our full year depreciation and amortization costs will be reduced as a result of no longer amortizing mineral interests in accordance with Emerging Issues Task Force Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF No. 04-2") adopted on April, 1, 2004, which requires companies to reclassify Mineral Interests, net as Mineral Properties, net and cease amortizing exploration stage mineral interest prior to the commencement of production. See Recent Accounting Pronouncements below.

          General and administrative costs were $423,000 in the nine months ended September 30, 2005 compared to $555,000 in the nine months ended September 30, 2004. General and administrative costs decreased primarily related to currency gains on our Canadian cash deposits of $50,000 during the first nine months of 2005 compared to currency gains of $13,000 during the same period of 2004. In addition we had a decrease in legal and accounting costs, which decreased to $97,000 in the nine months ended September 30, 2005 compared to $247,000, in the nine months ended September 30, 2004. The higher amount in 2004 was primarily related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission ("SEC") during the nine months ended September 30, 2004 as well as initial costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. Increases in other general and administrative costs, including costs for travel and shareholder meetings, accounted for the remaining change in general and administrative costs from 2005 to 2004. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed above.

          Management fee expense was comparable between the first nine months of 2005 and the first nine months of 2004 as there were no changes in the management agreement or the related management fee activities between the two periods. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown and Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed above.

          During the nine months ended September 30, 2005 we recorded interest income of $39,000 compared to interest income of $192,000 during the same period in 2004. The decrease was primarily a result of no interest being received during 2005 on our investment in Crown Senior Notes and, as described above, during the nine months ended September 30, 2004, we recorded $117,000 additional interest over the interest we would have received had the interest been paid in cash on conversion of the Crown Senior Notes. We expect our interest will be comparable over the remainder of 2005 related to expected similar cash balances during the remainder of 2005 compared to the final quarter of 2004.

          During the nine months ended September 30, 2005, we recorded deferred tax expense of $310,000 compared to a deferred tax benefit of $922,000 during the nine months ended September 30, 2004. As discussed above, the increase in net tax expense is related to expected United States taxable income, including the $1,275,000 Crown dividend during 2005, described above, the reduction in the non-deductible gain during the third quarter of 2004 of $1,742,000 compared to $14,000 in 2005, and the valuation allowance against foreign tax losses, primarily related to exploration expense.

          During the nine months ended September 30, 2004, we sold an investment in marketable equity securities for $16,000, which was recorded as a receivable in other current assets as of March 31, 2004 and subsequently received in April 2004, and recorded a gain on such sale of $14,000. We also exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that could not be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange. There were no similar items during 2005.

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

          We had working capital of $6,641,000 at September 30, 2005 compared to working capital of $3,207,000 as of December 31, 2004. Our working capital consists primarily of our cash and cash equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2005 and December 31, 2004, we owned 6,071,626 shares of Crown common stock. The Crown shares are recorded at their fair market value of $14,208,000 and $12,143,000 at September 30, 2005 and December 31, 2004, respectively, of which $3,552,000 and $3,036,000, respectively, are classified as current at September 30, 2005 and December 31, 2004. In addition, we own other marketable equity securities with a fair value of $100,000 and $112,000 as of September 30, 2005 and December 31, 2004, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the nine months ended September 30, 2005, we recorded a gain on marketable equity securities of $2,053,000, less related deferred tax expense of $801,000. During the nine months ended September 30, 2004, we recorded a gain on marketable equity securities of $6,242,000, less related deferred tax benefit of $2,436,000. In addition during the nine months ended September 30, 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gains on marketable equity securities in other comprehensive income. We had no similar sales during the nine months ended September 30, 2005.

          As of November 1, we owned 6,071,626 shares of Crown. Assuming the completion of the merger with Kinross as contemplated in the Merger Agreement we have estimated as of November 1, 2005, our investment in Crown securities would convert into approximately 2,064,352 shares of Kinross. These Kinross shares would be valued at approximately $14.4 million, assuming the November 1, 2005 market price of $6.97 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the end of 2006.

          As of September 30, 2005 and December 31, 2004, we have recorded deferred tax liabilities of $3,740,000 and $2,633,000 respectively. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares. If the Crown transaction with Kinross is completed, we expect these deferred tax liabilities will become currently payable over time as we sell Kinross shares, after we convert our Crown stock holdings into Kinross shares.

          Cash and cash equivalents were $3,224,000 as of September 30, 2005 compared to $76,000 at December 31, 2004. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Cash Flows

          Net cash used in operations during the nine months ended September 30, 2005 decreased to $461,000 compared to $1,455,000 for the nine months ended September 30, 2004 primarily as a result of the $1,275,000 Crown dividend received during the third quarter of 2005, which was offset by increased exploration expense related to increased exploration activities. In addition, during the first nine months of 2005 we recorded net receipt of our joint venture receivable of $299,000.

          Net cash (used in) provided from investing activities decreased from cash provided by investing activities of $27,000 during the first nine months of 2004, primarily from the collection of our note receivable of $112,000, to cash used in investing activities of $172,000 during the nine months ended September 30, 2005, resulting from additions for mineral properties and other assets.

          Net cash provided from financing activities was $3,781,000 during the nine months ended September 30, 2005 compared to $898,000 during the nine months ended September 30 2004. On January 18, 2005, we signed the Strategic Alliance with Newmont Exploration, to explore for gold in South America. Concurrent with the Strategic Alliance, Newmont Canada purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for net proceeds of $3,774,000 pursuant to the Private Placement. See recent developments above. The remaining cash provided in 2005 and all of the cash provided in 2004 related to cash payments from the exercise of 12,500 and 1,021,000, respectively, of our stock options.

Contractual Obligations

          As of September 30, 2005, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current mineral property positions. While these payments are not fixed obligations since we can abandon a mineral property at any time without penalty or further payments, these payments are required in order to maintain our interests. As a result of our decisions to acquire the seven projects discussed above, and assuming we keep all of the projects we currently have through the end of 2006, we estimate lease, option and concession payments to be approximately $36,000 for the fourth quarter of 2005 and to be approximately $309,000 for 2006. Our existing mineral property agreements do not commit us to any additional exploration expenditures for the remainder of 2005, however, we have exploration commitments of $200,000 for 2006 all related to our Triunfo project in Bolivia, which we will be spent only if we keep the project. We may be required to make further payments in the future if we acquire new exploration projects. We are required to spend $3.78 million over four years, beginning January 18, 2005 on Alliance projects and have spent $190,000 through September 30, 2005.

          Additionally, we currently do not lease any facilities. If the Crown transaction with Kinross is completed, we estimate our facility lease costs will be approximately $30,000 per year.

Joint Ventures

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. The property consists of two concessions totaling 918 hectares. The option agreement calls for Solitario to make an initial payment of $10,000 plus the 15% IVA (value added tax) on signing and for Solitario to make future escalating payments totaling $1,500,000 over a four-year period. The next payment of $20,000 is due in March 2006. Solitario is also obligated to make normal annual rental payments to the Mexican government and pay the IVA to the Mexican government when such payments to the underlying owner have been made. Solitario has the right to withdraw from the option at any time without any future obligations. The property is considered an early-stage gold exploration property. As of September 30, 2005, we are conducting surface exploration work to determine if a future drilling program is warranted.

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purismas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement calls for Solitario to make an initial payment of $15,000 on signing and provides for Solitario to conduct surface exploration on the four properties over a six month period. At the end of the six-month period, Solitario may elect to option any or all of the four properties.

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan. Solitario paid $5,000 in concession fees (plus IVA) to the Mexican government for the 10,000-hectare concession. As of September 30, 2005, we are conducting surface exploration work to determine if a future drilling program is warranted.

          In September 2005, Solitario completed an option agreement for purchase of 100% of the mineral rights over the 8,550 hectare Mercurio property in the state of Para, Brazil. An initial payment of 20,000 Brazilian Reals (approximately $7,000) were paid on signing of the agreement and the next payment of 36,000 Reals (approximately $12,000) will be made on signing of a Definitive Agreement upon conversion of the existing washing claims to exploration claims. This conversion is expected to occur in the fourth quarter of 2005. To purchase the property, an escalating scale of payments totaling 780,000 Reals are required over a sixty month period. A net smelter return of 1.5% is retained by the owner. This NSR can be extinguished with a payment of 2,300,000 Reals. All payments are indexed to inflation as of the signing of the agreement. The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property. On completion of all payments Solitario will receive title to 1,500 hectares of surface rights. Solitario may terminate the agreement at any time at its sole discretion. Solitario has conducted soil sampling and auger testing of soils over selected portions of the property and had drilled 511 meters of core as of September 30, 2005. Assay results of the drill core are pending. Further drilling is planned for the fourth quarter of 2005.

          Solitario owns 100% of the mineral rights over 1,071 hectares at the Odin property in the state of Para, Brazil. Additionally, Solitario entered into an agreement with the miner of surface deposits and owner of surface rights that allows Solitario to conduct exploration and mining on the property for the payment of 636,000 Reals over a period of two years. A payment of 6,000 Reals (approximately $2,000) has been made and the next payment of 30,000 Reals shall be due on the approval of an environmental license for the property.

          On January 18, 2005, we signed the Alliance Agreement with Newmont Exploration, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont Canada purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000 or $3.78 million. We have committed to spend the $3.78 million over the next four years on Alliance Projects that are mutually agreed upon by Newmont Exploration and us. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest, or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture. During the third quarter of 2005, we acquired two properties under the Alliance Agreement, by staking and paying $7,000 in concession fees and other costs to the government of Peru. We are currently conducting exploration activities on theses properties.

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

          On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property located in west-central Nevada (U.S.). The property consisted of 144 unpatented mining claims totaling approximately 1,175 hectares. To earn an 80% interest in the property, the WP Agreement called for us to make cash payments to Silverthorn of $10,000 on signing (paid), $15,000 on the first (annual) anniversary, $20,000 on the second anniversary, $25,000 on the third anniversary; and $30,000 on the fourth anniversary and spend $2.0 million on exploration before the fourth anniversary. We also had to complete 1,220 meters of drilling (firm commitment) before the first anniversary. We elected to terminate the WP Agreement in June 2005, after completing our initial 1,220 meter drilling commitment. As of September 30, 2005 we have no remaining interest in or capitalized cost related to the Windy Peak project.

          On April 2, 2004, we signed a Letter Agreement with Newmont Peru Limited, ("Newmont Peru"), a subsidiary of Newmont Mining Corporation, whereby Newmont Peru could earn a 51% interest in our 100%-owned La Tola project in southern Peru by spending $7.0 million on exploration and development work over a four-year period. Newmont Peru could have earned an additional 14% interest (to a total interest of 65%) by completing a positive feasibility study and arranging 100% of project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded a mineral property impairment charge of $18,000 during the second quarter of 2005. As of September 30, 2005 we have no remaining capitalized cost related to the La Tola project.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II was completed in late 2004 and Anglo Platinum fulfilled their Phase II commitment and is currently reviewing the technical information. On July 25, 2005 we signed a second amendment to the agreement which gave Anglo up to October 15, 2005 to determine whether or not it will terminate its interest or proceed to the drafting of a definitive operating agreement. On October 14, 2005, we signed a third amendment to the agreement giving Anglo up to November 15, 2005 to determine whether or not it will terminate its interest or proceed to drafting of a definitive operating agreement which the parties agree will be completed prior to February 15, 2006, although Anglo has the right to request a three month extension to draft the definitive operating agreement until May 15, 2006. Anglo will pay up to $30,000 of care and maintenance costs at Pedra Branca through November 15, 2005, with any additional costs being Solitario's responsibility. If Anglo agrees to enter into drafting of the definitive operating agreement, Anglo will pay up to $5,000 per month of care and maintenance costs through May 15, 2006. Should Anglo and Solitario complete the definitive operating agreement, Anglo will reimburse Solitario for any concession fee payments made to the government of Brazil from May 26, 2005 to the date of the definitive operating agreement. Any costs spent by Anglo, including reimbursements to Solitario will count toward Anglo's second year work commitment of $1,250,000. We have recorded a joint venture receivable from Anglo Platinum related to the Pedra Branca Project of $299,000 at December 31, 2004, which has been entirely paid as of September 30, 2005.

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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. If we keep all of our current projects, in 2006 we estimate mineral property rental and option payments will be approximately $309,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout 2006, we would be reimbursed approximately $59,000 of those costs.

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded $28,000 of mineral property impairment in the nine months ended September 30, 2005 related to our La Tola project in Peru and our Windy Peak project in Nevada compared to mineral property impairments of $64,000 in 2004. We may record additional future impairments if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At September 30, 2005 and December 31, 2004, we have recorded unrealized holding gains of $10,170,000 and $8,118,000, respectively, net of deferred taxes of $3,888,000 and $3,088,000, respectively, related to our marketable equity securities.

Derivative instruments

          As of September 30, 2005, we own warrants for the purchase of 1,000,000 shares of TNR, which we received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Our Crown warrants had a net settlement feature and accordingly we classified the warrants as derivative instruments up to July 12, 2004 when we exercised all of them on a cashless basis as discussed above in results of operations. We recorded our investment in the Crown warrants at their estimated fair value based upon a Black-Scholes pricing model. We recognize any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded an increase in the fair value of our TNR warrants of $10,000 and decrease in the fair value of our TNR warrants of $14,000, respectively, for the three and nine months ended September 30, 2005, and we recorded an increase in the fair value of Crown warrants of $612,000 and a decrease in the fair value of our Crown warrants of $1,742,000, respectively, for the three and nine months ended September 30, 2004.

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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the nine months ended September 30, 2005, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended September 30, 2005, other than the steps taken above, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On September 21, 2005 a holder exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 7,500 shares at an exercise price of Cdn$0.81 per share pursuant to Rule 701.

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

SOLITARIO RESOURCES CORPORATION
November 14, 2005 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer