Form 10-K
period 2005-12-31
SOLITARIO RESOURCES CORP
filed 2006-03-28
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2005
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
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ]   NO [ X ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ]   NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X ]

The aggregate market value (based upon the closing price of our stock on June 30, 2005) of common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $28,498,547.

There were 28,489,492 shares of common stock, $0.01 par value, outstanding on March 15, 2006.

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders which is expected to be filed by May 1, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10K.

TABLE OF CONTENTS

PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in Item 1A "Risk Factors" in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission.

Item 1. Business

          The Company

          Solitario was incorporated under the laws of the state of Colorado on November 15, 1984, as a wholly-owned subsidiary of Crown Resource Corp. of Colorado ("CRCC"), which is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). As of March 15, 2006 we have 28,489,492 shares outstanding. Prior to July 26, 2004 CRCC owned 9,633,585 shares of our common stock or approximately 37.1%. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 36,004 shares as of March 15, 2006 for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown we received a dividend of $1,275,000 on July 26, 2005 from a $0.21 per share dividend paid by Crown and we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          Our corporate structure is as follows [jurisdiction of incorporation] - ownership percentage.
Solitario Resources Corporation [Colorado]
- Altoro Gold Corp. [British Columbia, Canada] - 100%
      - Altoro Gold (BVI) Corp. [British Virgin Islands] - 100%
            - Minera Altoro (BVI) Ltd. [British Virgin Islands] - 100%
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
- Minera Solitario Peru, S.A. [Peru] - 100%
- Minera Bongara, S.A. [Peru] - 100%
- Minera Soloco, S.A. [Peru] - 100%
- Mineracao Solitario Brazil, Ltd [Brazil]- 100%

General

          We operate in one segment, mining geology and mineral exploration. We currently conduct exploration in Peru, Bolivia, Brazil and Mexico. We have in the past and expect that we will in the future limit our activities to the evaluation and exploration of mining interests. As of March 15, 2006, we had ten full-time employees, all located in South America. We extensively utilize contract employees and laborers to assist us in the exploration on most of our projects.

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

          Crown provides management and technical services to us under a management agreement (the "Management Agreement") originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The modified agreement, which has a three year term, provides for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Management service fees paid to Crown by us in 2005, 2004 and 2003 were $423,000, $390,000, and $351,000, respectively. Net amounts due to Crown as of December 31, 2005 and 2004 were $45,000 and $79,000, respectively, related to the Management Agreement.

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

          The acquisition and exploration of mineral properties require significant expenditures prior to the decision to develop and or commence production. We have in the past financed our activities through the sale of securities, joint venture arrangements and the sale of mineral properties. To the extent necessary, we expect to continue to use similar financing techniques. There can be no assurance that such financing will be available to us in the future on acceptable terms, if at all.

Investment in Crown

          We have a significant investment in Crown at December 31, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross Gold Corporation ("Kinross") will acquire all of the outstanding shares of Crown at an exchange rate (as amended) of 0.32 shares of Kinross common stock for each share of Crown common stock. This merger has been extended five times and we have no control over whether the merger will be completed. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of March 15, 2006 our holdings of Crown common stock would convert into shares of Kinross common stock with a value of approximately $19.1 million based upon the exchange ratio of 0.32 shares of Kinross common stock for each share of Crown common stock and Kinross' closing market price of $9.81 per share. A significant fluctuation in the market value of either Crown of Kinross common shares could have a material impact on our investment in Crown, the market price of our common stock and our liquidity and capital resources.

Mineral properties - General

          We have been involved in the exploration for minerals in South America, focusing on precious and base metals, including gold, silver, platinum, palladium, copper, lead and zinc. We have held concessions in Peru since 1993, in Argentina from 1993 to 1998, and in Bolivia and Brazil since 2000. During 2004, we acquired an interest in a mineral property in the State of Nevada and began a reconnaissance exploration program in Mexico. In 2005, we acquired an interest in a mineral property in Mexico and options to acquire mineral interests in up to five other properties there. Our primary focus is on the acquisition and exploration of mineral properties both on our own and through joint ventures and strategic alliances with others, from initial discovery through advanced exploration. (See Item 2 - Properties).

Financial information about geographic areas

          Included in the consolidated balance sheet at December 31, 2005 and 2004 are total assets of $2,944,000 and $2,716,000, respectively, related to Solitario's foreign operations, located in Bolivia, Brazil, Peru and Mexico. Included in mineral property in the consolidated balance sheet at December 31, 2005 and 2004 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,568,000.

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

          During 2004 we initiated a strategy to create net smelter return royalty interests in newly generated projects. Our historically successful grassroots exploration programs generally result in 100% ownership of properties without any underlying royalties. As we secure joint venture partners on these properties, we will endeavor to establish a royalty interest in the property, as well as retain a significant participating interest. The perceived economic potential of a property is the primary factor in determining the participating and royalty interests Solitario can retain. Consequently, only on the best properties will we be able to optimize this strategy.

          On January 18, 2005 we entered into a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), a subsidiary of Newmont Mining Corporation, the world's second largest gold producer, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada, Limited ("Newmont Canada") purchased 2.7 million shares of Solitario common stock (approximately 9.9% of our issued and outstanding shares) for Cdn$4,590,000. We have committed to spend $3.78 million over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and us. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

Please see Recent Developments in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors

          In addition to considering the other information in this Form 10-K, you should consider carefully the following factors. The risks described below are not the only ones facing our company. Additional risks not presently known to us or risks that we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under this heading that could cause differences between actual and planned or expected results.

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

          Even if our exploration activities determine that a project is commercially viable, it is impossible to ensure that such determination will result in a profitable sale of the project or, whether developed by a joint venture or on our own in the future, that such project will result in profitable commercial mining operations. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur an impairment of our investment in such property interest. All of these factors may result in losses in relation to amounts spent, which are not recoverable. We have experienced losses of this type from time to time including during 2005, when we wrote down our investment in the Windy Peak, La Tola and Odin projects recording mineral property write-downs of $30,000.

We have a significant investment in Crown common stock, the price of which is highly dependent on the price of Kinross common stock. We have no control over fluctuations in the price of either Crown or Kinross common stock and reductions in the value of this investment could have a negative impact on the market price of our common stock.

          We have a significant investment in Crown at December 31, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross will acquire all of the outstanding shares of Crown at an exchange rate (as amended) of 0.32 shares of Kinross common stock for each share of Crown common stock. This merger has been extended five times, has a current expiration date of December 31, 2006 and we have no control over whether the merger will be completed. The market price of Crown common stock, and the value of our investment, has been significantly affected by changes in the market price of Kinross since the announcement of the merger. A significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our investment in Crown, the market price of our common stock and our liquidity and capital resources.

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

          An investment in our common shares involves a high degree of risk. The liquidity of our shares, or ability of the shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average daily volume of our shares traded on the Toronto Stock Exchange during 2005 was under 11,000 shares, with no shares traded on many days. The market price of our shares has historically fluctuated in a large range. Please see Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The price of our common stock may be affected by many factors, including adverse change in our business, a decline in gold or other commodity prices, and general economic trends.

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

          We have reported losses in 10 of our 12 years of operations. We reported losses of $2,080,000, $2,925,000, and $2,079,000 and for the years ended December 31, 2005, 2004 and 2002, respectively. Although we reported net income of $3,354,000 as a result of recording a $5,438,000 gain on derivative instruments related to our investment in warrants to purchase Crown common stock for the year ended December 31, 2003, we can provide no assurance that we will be able to operate profitably in the future. Other than during 2003, discussed above, we have had net income in only one other year in our history, during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again. If we do not operate profitably, the trading price of our common shares will likely decline.

Our operations outside of the US may be adversely affected by factors outside our control, such as changing political, local and economic conditions; any of which could materially adversely affect our financial position or results of operations.

          Our mineral properties located in Latin America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or under lease, option or purchase agreements. The mineral properties are located in Peru, Bolivia, Mexico and Brazil. We act as operator on all of our mineral properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by us is substantially dependent on the joint venture partner.

          Our exploration activities and mineral properties located outside of the US are subject to the laws of Peru, Bolivia, Brazil and Mexico, where we operate. Exploration and development activities in these countries are potentially subject to political and economic risks, including:

          cancellation or renegotiation of contracts;

          disadvantages of competing against companies from countries that are not subject to US laws and regulations, including the Foreign Corrupt Practices Act;

          changes in foreign laws or regulations;

          changes in tax laws;

          royalty and tax increases or claims by governmental entities, including retroactive claims;

          expropriation or nationalization of property;

          currency fluctuations (particularly in countries with high inflation);

          foreign exchange controls;

          restrictions on the ability for us to hold US dollars or other foreign currencies in offshore bank accounts;

          import and export regulations;

          environmental controls;

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

          The capital required for exploration of mineral properties is substantial. We have financed operations through utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, and the issuance of common stock. We will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties. Without successful sale, joint venture or future development of our mineral properties we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

A large number of companies are engaged in the exploration of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively in the mining industry which could have a material adverse effect on our financial position or results of operations.

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

The title to our mineral properties may be defective or challenged which could have a material adverse effect on our financial position or results of operations.

          In connection with the acquisition of our mineral properties, we conduct limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mineral interests. If any of our mineral interests were challenged, we could incur significant costs in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse effect on our financial position or results of operations.

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

          Our exploration activities in Peru, Bolivia, Brazil and Mexico are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

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

          We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald, our Chief Financial Officer, James R. Maronick, and our Vice President of Operations, Walter H. Hunt. All of the above named officers have many years of experience and an extensive background in Solitario and the mining industry in general, and each is also an officer of Crown. We may not be able to replace that experience and knowledge with other individuals. Pursuant to the Management Agreement between Crown and us, we reimburse Crown for direct out-of-pocket expenses, payment of between 25% and 75% of executive and administrative salaries and benefits as well as other administrative costs. Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with our management. In the event that the Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. For more information regarding the Management Agreement see "Related Party Transactions." We do not have key man life insurance policies on any of our executive officers. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

In the future, we may look to develop on our own or joint venture with another mining company to develop and or operate one of our projects, therefore, in the future, our results may become subject to risks associated with development and production of mining projects in general.

          We are not currently involved in mining development or operating activities at any of our properties. In order to realize a profit from our mineral interests we either have to: (1) sell such properties outright at a profit; (2) form a joint venture for the project with a larger mining company with more appropriate resources, both technical and financial, to further develop and/or operate the project at a profit; or (3) develop and operate such projects at a profit on our own. In the future, if our exploration activities show sufficient promise in a project, we may either look to develop and or operate the project on our own, form a joint venture with another mining company to develop and or operate the project, or sell the property outright and retain partial ownership or a retained royalty based on the success of such project. Therefore, in the future, our results may become subject to the additional risks associated with development and production of mining projects in general.

We have identified deficiencies in disclosure controls and procedures and deficiencies in internal control over financial reporting that we may not be able to mitigate or entirely eliminate.

          As further discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," we have identified deficiencies in disclosure controls and procedures and deficiencies in internal control over financial reporting. With our limited staff and resources we believe it may not be economically feasible to hire additional staff and or outside accounting and legal firms to mitigate or entirely eliminate all deficiencies in disclosure controls and procedures or all deficiencies in internal controls over financial reporting. The continued existence of these deficiencies may cause our financial information to be materially misstated as reported and, if so determined, could require us to restate financial information in the future. The potential misstatement of our reported financial information as well as the potential restatement of our reported financial information could have a negative impact on the market price of our stock and our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

          None

Item 2. Properties

Peru

Newmont Alliance
          On January 18, 2005, Solitario signed an agreement (the "Alliance Agreement") to form a strategic alliance (the "Strategic Alliance") with Newmont Exploration, a wholly-owned subsidiary of Newmont Mining Corporation, the world's second largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance, Newmont Canada purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4.59 million or $3.78 million pursuant to a private placement agreement (the "Private Placement"). The first Alliance Project area is located in southern Peru and is approximately 10,000 square kilometers in size. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property acquired after the signing of the definitive Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          As of December 31, 2005 two properties had been acquired within the Alliance Project area, Libertad and Pillune as discussed below.

Bongara Zinc Project, Peru

1.  Property Description and Location

(Map of Bongara Property)
          The Bongara project consists of 11 concessions comprising 6,000 hectares of mineral rights granted to Minera Bongara S.A., a subsidiary of ours incorporated in Peru. The property is located in the Department of Amazonas. All of the claims are owned 100% by us and have no underlying agreements or royalty obligations. According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. Each year a payment of $3.00 per hectare must be made by the last day of June to keep the claims in good standing. Because some of the Bongara concessions are more than 10 years old beginning in 2005, there is a $6.00 surcharge per hectare. Land payments made in 2005 were $35,000 and payments in 2006 are projected to be $27,000. We have a surface rights agreement with the local community, which controls the surface of the primary area of interest. This agreement provides for an annual payment of $5,000 in return for the right to perform exploration work including road building and drilling.

          An environmental permit is required for advanced exploration projects in Peru. The requisite environmental and archeological studies have been completed and the permit has been granted for future exploration activities subject to approval of amendments describing annual planned work.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The Bongara property is accessed by the paved Carretera Marginal road, which provides access from the coastal city of Chiclayo. The area of the majority of past drilling and the most prospective mineralization is currently inaccessible by road, the work to date having been done by either foot or helicopter access. The nearest town is Pedro Ruiz on the Carretera Marginal approximately eight kilometers from the property. We maintain an office in Pedro Ruiz.

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

          Core samples were transported from the drill by helicopter in sealed boxes to the processing facility in Pedro Ruiz where they were split by a diamond saw. Half of the core was selected according to geologic criteria under the supervision of the geologist in charge and shipped in sealed bags by land to SGS Laboratories in Lima, Peru, where all samples were analyzed by ICP. Any samples that contained greater than 1% zinc, were then analyzed by wet chemistry assay for zinc and lead to provide a more accurate analysis of grade.

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

12. Planned Exploration

          We are currently planning to conduct a core drilling program to better define mineralized areas in 2006. Concurrently, we will also continue to search for a joint venture partner to further advance the project into pre-feasibility.

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

          In 2004, the Peruvian government implemented a national NSR-Royalty on minerals that ranges from 1 to 3 percent, depending upon the total annual revenue from an operation. The top royalty rate applies to operations that produce in excess of US$120 million in annual revenues. Operations producing between US$60 million to US$120 million in annual revenues will have a 2 percent royalty, while a 1 percent royalty will be imposed on smaller operations of less than US$60 million in annual revenues.

          In January 2005, we signed an Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont Peru") to modify the NSR-Royalty schedule that recognizes the impact that Peru's national NSR-Royalty has on the exploration and development of new mining operations. The modified royalty structure is classified into several categories, depending on the type of process used to recover each metal, gold and copper prices, as well as any government royalty burden imposed by Peru on the project ores. The following summarizes the revised royalty structure:

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

     Dore end-product, non-flotation mill ores: For gold recovered as doré in a non-flotation mill, the lesser of the Base Rate, or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 4.5%
     NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5% NSR.

     Concentrate-producing, Cu-Au flotation mill ores: For gold and copper recovered in a concentrate producing, copper-
     gold flotation mill, the lesser of the Base Rate, or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 3.5% NSR unless the gold price is greater than $500 per ounce and the copper price is greater than a PPI-indexed price of $1.50 per pound, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 4% NSR.

     Silver: For silver, the lesser of 3% NSR, or a royalty such that the royalty to Solitario plus any government royalty required to be paid Peru is no more than 4.5% NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5% NSR.

          As part of the NSR-Royalty modification, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. Details of the newly established work commitment calls for the following expenditure schedule:
Period Between 1/1/05 to 12/31/06 Between 1/1/07 to 12/31/08 Between 1/1/09 to 12/31/10 Between 1/1/11 to 12/31/12	Amount $1,000,000* $1,000,000 $1,000,000 $1,000,000	Cumulative $1,000,000 * $2,000,000 $3,000,000 $4,000,000

*     Newmont Peru may defer its $1 million two-year work commitment entirely into 2006.

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

3. History

          The majority of concessions were acquired in 1993, with several concessions added in 1994 and 1995. We conducted regional surface exploration on the property in 1994 and 1995, which included a limited core-drilling program on two gold targets. At various times between 1995 and 1999, we joint ventured the property with three major mining companies, Barrick Gold Corporation, Rio Tinto, Ltd., and Placer Dome, Inc. All three companies conducted limited surface exploration programs and each elected to terminate its respective option to earn an interest in the property. Barrick Gold Corporation was the only company to conduct exploration drilling on the property. Newmont Peru purchased the property, subject to our retained net smelter return royalty, in April 2000.

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

5. Prior Exploration

          We have independently, and through the efforts of our various joint venture partners, collected rock, soil and stream sediment samples on the surface. Geologic mapping has revealed 15 medium-to-large areas of hydrothermal alteration contained within both the volcanic and sedimentary rock units. Three gold targets were tested by us and our joint venture partner Barrick Gold prior to Newmont Peru purchasing the project in 2000. We conducted a large-scale helicopter-bourn geophysical program in 1994 that identified a number of magnetic anomalies. Newmont Peru conducted a more detailed and comprehensive helicopter-bourn geophysical program in 2003. During the past four years Newmont Peru has conducted extensive surface sampling in the central and south-central portion of our NSR-Royalty property and has conducted a limited amount of drilling. The results of these Newmont Peru programs will be made available to us for review as part of Newmont Peru's work commitment obligations.

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

7. Drilling

          Twenty-one core-holes totaling approximately 2,700 meters were drilled on three gold targets prior to Newmont Peru purchasing the project in 2000. We drilled eight holes on the Los Negritos prospect and Barrick Gold drilled nine holes at the Shuito prospect and four holes at the Chaluaquero prospect.

8. Sampling and Analysis

          Prior to Newmont Peru's purchase of the property, Solitario and its various joint venture partners collected rock samples as composites of specific rock types or as select samples of altered lithologies. Regional stream sediment sampling was also conducted throughout the property. Specific results from these various surface sampling programs have not been compiled into a single data base since the Newmont Peru purchase. We do not anticipate compiling these results, as we no longer hold an operating interest in the property.

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

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          We own an NSR-Royalty interest in the property and have no participating interest or control over future exploration activities. Newmont Peru has informed us that it may conduct drilling on Solitario's royalty property in 2006. However, Newmont Peru has indicated it has met its 2005-2006 work commitment and may, in its sole discretion, elect to defer the program entirely into 2007.

Libertad Gold Property, Peru

(Map of Libertad Gold Property).
1. Property Description and Location

          The Libertad Gold property is located in the Arequipa Department of southern Peru approximately 100 kilometers from the city of Arequipa. Two claims owned by Solitario, comprising 1400 hectares are located along a local unpaved road that is open year round. The property is located at approximately 4400 meters in elevation along the edge of a valley in mountainous terrain of the Peruvian Andes.

          The property is within the Newmont Alliance Project area governed by the agreement discussed in the section "Newmont Alliance" above.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          Road access to the property is available throughout the year. However, the rainy season between the months of January and March provide for difficult field conditions for exploration. The area is very sparsely populated, the nearest town with services being Caylloma approximately 30 km to the northeast. The nearest city is Arequipa.

3. History

          Solitario staked the claims in September 2005 based on regional reconnaissance.

4. Geological Setting

          The property bedrock geology is dominated by middle and late Tertiary volcanic flows of intermediate to basic composition. A large portion of the land package is covered by later flows that postdate the age of regional mineralization and by Quaternary alluvial gravels.

5. Prior Exploration

          No history of exploration or prospecting is known on the property

6. Mineralization

          Alteration of the intermediate composition volcanic flows consists of argillic and phyllic assemblages with sparse disseminated pyrite. Quartz veins, generally of 10 cm or less in width occur sporadically within the exposed window of altered volcanics. One vein of up to 15 meters in width has been traced for 300 meters along strike and may continue, as inferred by alteration, for an additional 700 meters. The vein is composed of quartz with very low amounts of pyrite. Gold values of up to 2 grams per ton have been collected on outcrops of the vein. Silver values are low.

7. Drilling

          No drilling has been conducted on the Libertad property.

8. Sampling and Analysis

          Approximately 200 rock samples have been collected and analyzed from the property. ALS Chemex performed gold assays and ICP analyses of samples.

9. Security of Samples

          The geologist in charge of the project supervised the collection of samples which were transported by company vehicle for shipment by bus to ALS Chemex Laboratory in Lima, Peru for analysis for gold and other elements.

10. Mineral Resource and Mineral Reserve Estimations

          No mineral reserves or resources are reported on the property.

11. Mining Operations

          There are no mining operations on the property.

12. Planned Exploration

          Further surface work including mapping, geochemical sampling and geophysical prospecting are planned for the 2006 exploration season. Drilling is contingent on the results of this work.

Brazil

Pedra Branca Platinum Group Metals Project, Brazil

1.  Property Description and Location

(Map of Pedra Branca Property)
          We are exploring the Pedra Branca property for platinum and palladium mineralization (platinum group metals, or "PGM"). We hold 100% interest in 47 exploration concessions in Ceará State, Brazil comprising the Pedra Branca Project at December 31, 2005, totaling approximately 45,365 hectares. Altoro Mineração Ltda., a subsidiary of ours incorporated in Brazil, holds all 47 concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. In July 2004, we signed the First Amendment to Pedra Branca Letter Agreement that provided Anglo Platinum a ten-month period (to May 26, 2005) to complete its Phase II $500,000 work commitment, and extended subsequent work commitments by one-year. Anglo Platinum met its minimum required expenditure for the first six-month period and its second ten-month work commitment. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one year period. Before proceeding with this commitment Solitario and Anglo Platinum must negotiate and sign a definitive operating agreement by May 16, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project.

          Land payments for 2006 are projected to be approximately $38,000. This amount may change due to the reduction or addition of properties, or a change in the currency exchange rate.

          The mineral interests held by us within the property are subject to the mining regulations of Brazil. These rights are granted by the Brazilian government and administered by the National Department of Mineral Production ("DNPM"). To obtain mineral concessions from the DNPM, we must provide the DNPM with work plans and pay an initial fee of approximately $180 and $0.67 per hectare, depending upon the Brazil-U.S. exchange rate. To keep the concessions in good standing, we must continue to pay the regular annual fee of $0.67 per hectare or about $1.00 per hectare after the first three years and provide the DNPM with annual progress reports. We are subject to yearly inspections by the DNPM for compliance with reported plans and environmental regulations.

          Exploration concessions are granted by the DNPM for a maximum period of three years with the right of the applicant to apply for an extension which may be granted for up to an additional three years. Upon expiration of the exploration concession the concessionaire must apply for conversion of the claim to a mining concession or abandon the property. During the period 2006 until 2008 the exploration concessions at Pedra Branca are due to expire. We are preparing applications for conversion of the exploration concessions to mining concession for those claims that will expire in 2006. Approval of the conversion is at the discretion of the DNPM and we can give no assurance that the conversion of the concessions will be granted.

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

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          Access to the project is by paved road from the state capital of Forteleza in Ceara State and by local farm roads. Local access is constructed where necessary. The largest towns in the immediate vicinity of the project are Pedra Branca and Boa Viagem. A field camp is located at the small community of Capitao Mor. The climate is warm and dry for eight months of the year with a warm wet season prevailing for the remaining four months. Year-round operation can be conducted. The topography is rolling to flat and vegetation is sparse to heavy brush. The elevation in no location exceeds 800 meters.

3.  History

          In the 1980's Rio Tinto Ltd., ("Rio Tinto") and Gencore, Ltd. ("Gencore") performed exploration work on part of the project now operated by us. Both companies did surface exploration and drilling, including 42 diamond drill holes by Rio Tinto and 8 diamond drill holes by Gencore on the former Eldorado lease. In October 2000, we completed a plan of arrangement (the "Plan of Arrangement") whereby we acquired Altoro Gold Corp. ("Altoro"). In 2000, Altoro had acquired the concessions from the government over the property previously held by Rio Tinto. We acquired additional concessions in 2000 and 2001, through our subsidiary Altoro Mineracao, Ltda. to cover extensions of the mineralized trend.

          Altoro, prior to the Plan of Arrangement with us, conducted surface work and drilled 18 diamond drill holes. Subsequent to the acquisition of Altoro we entered into a Joint Venture agreement with Rockwell Ventures, Inc. ("Rockwell") of Vancouver, British Columbia under which Rockwell conducted further surface exploration and drilled an additional 31 holes. Rockwell terminated its agreement with us in June 2001. From July 2001 until January of 2003, we conducted geochemical sampling, geophysical surveys and drilled 54 diamond drill holes. From January 2003 to date, Anglo Platinum funded two drilling programs that focused on better defining the Esbarro and Curiu deposits, further testing the Cedro, Trapia and Santo Amaro prospects, and initial drill testing of 10 other target areas. A total of 208 core holes have been drilled on the property to date.

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

          Within PGM-enriched ultramafics, grade and thickness can vary considerably. Widths encountered vary from less than a meter to tens of meters in interpreted true thickness. In no location has drilling been conducted on spacing of sufficient density to assure the continuity necessary to define reserves. For this reason no representation can be made as to the probability of defining reserves.

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

          Based on drill results to date we believe the prospects Esbarro, Cedro, Curiu, Trapia I and Santo Amaro exhibit results warranting further definition drilling of high priority. We are planning on drilling additional targets in future programs.

          The Esbarro prospect, with 105 holes, has the largest database of information of the drilled prospects. Drilling was conducted on approximately 50-meter spaced centers. A high percentage of holes have intersected mineralized material, but the spacing of the drill holes is currently insufficient to substantiate the continuity necessary to define a reserve.

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

8.  Sampling and Analysis

          Following is a tabulation of samples taken through 2005, which are assigned a high degree of confidence in relation to location, type and sample procedure.

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

          Assays results for the Rio Tinto and Gencore core samples cannot be checked, as the core is not available for resampling. For all other samples, assaying for PGM was done by Bondar Clegg Laboratories of Vancouver, British Columbia, Canada or its successor, ALS Chemex Laboratories. Check assays were performed by Altoro, Rockwell Ventures and us. All of our programs have been, and will continue to be conducted under a check assay program in progress with samples sent to a third party laboratory (Lakefield Laboratories or SGS Laboratories).

9. Security of Samples

          Core samples are sawn on site into two halves, one submitted to the laboratory and one kept in a secure location on site. The half-core, selected according to geologic criteria or regularly spaced intervals, is sent by land or air to the sample preparation laboratory in Goiania, Brazil operated by Bondar Clegg (ALS Chemex) Laboratories. The samples are sealed on site under the supervision of the geologist in charge and the laboratory is instructed to report any breaks in the seal to the Project Manager. No such security breaches have been noted since Solitario has taken over operation of the project.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported reserves.

11. Mining Operations

          There are no current mining operations associated with this project.

12. Planned Exploration

          We, together with Anglo Platinum, are reviewing data to develop the 2006 exploration plan. Continued exploration and delineation drilling, and pre-feasibility work are under consideration.

Mercurio Gold Property, Brazil

(Map of Mercurio Property)
1. Property Description and Location

          The Mercurio Gold Property is located in Para State in Northern Brazil approximately 250 km south of the town of Itaituba. It consists of 173 claims totaling 16,200 hectares. An agreement dated March 14, 2005 with the underlying claim and surface rights holder provides for transfer of a 100% interest of the mineral estate to Solitario and payment by Solitario of approximately $350,000 over a period of 60 months. The owner retains a 1.5% net smelter return that is subject to purchase by Solitario for approximately $1,000,000. Estimated payments to the land owner during 2006 are $34,000. All payments are made in local currency and the amounts in U.S. currency will fluctuate with exchange rates. During 2005 $24,000 was paid under the terms of the contract.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The property can be accessed by a local unpaved road that services the region. This road is open for approximately eight months of the year but is subject to intermittent closing due to weather conditions during the four month rainy season. Additionally, an unpaved landing strip for light aircraft is located on the property. The climate is warm and humid year round. Work at the property is difficult during the rainy season from January though March and generally field activities are suspended during this time. Solitario maintains a camp constructed of wooden buildings on the site that can accommodate up to 30 people. At the same location is a small community of artesanal miners and a store for basic goods. The nearest town with services is Almedia, approximately 100 kilometers by road from the project. The terrain is flat to gently rolling and is covered with tropical vegetation.

3. History

          Small scale artesanal mining for gold by gravity methods has been conducted on the property for ten years. No systematic exploration prior to Solitario's arrival has ever been conducted.

4. Geological Setting

          The region is underlain by granite rocks and granitic gneisses. Most of these rocks are medium to course grained but later dikes occur that are fine to very fine grained. Basaltic dikes locally cut the basement. Weathering is intense and has converted the rocks to saprolite to depths of up to 50 m.

5. Prior Exploration

          No known exploration has been conducted on the property prior to the Solitario 2005 program except for local artesanal exploration and mining.

6. Mineralization

          Gold mineralization occurs along steeply dipping shears in the granite and along dike boundaries of later, finer grained phases of granite. Gold enrichment occurs in E-W trending zones. Pyrite is the only common sulfide mineral but it occurs only in small amounts, generally from 1/2 to 2%. Rarely, galena and sphalerite have been observed in trace amounts. Quartz as veinlets and as veins up to 30 cm are most commonly associated with gold mineralization though silicification as a replacement texture is important locally. Silver values and the quantities of other valuable metals are uniformly low.

7. Drilling

          Solitario drilled 12 core holes totaling 2435 meters in 2005. These holes were distributed over a wide area. The best hole intersected 12.1 meters of 12.2 g/t gold.

Mercurio Drill Hole Assay Results

Prospect Name	Hole Number	From Meters	To Meters	Interval Meters / Feet	Gold Grade g/t	Saprolite (S) or Hard Rock (R)
Patoa	SB-01	16.8	24.4	6.6 / 21.7	1.18	S
		57.6	60.10	2.5 / 8.10	2.09	R
		68.6	71.7	3.1 / 10.3	1.94	R
		82.3	93.1	10.8 / 35.3	1.27	R
	SB-02	63.2	67.9	4.7 / 15.5	2.43	R
	SB-04	13.7	35.6	21.9 / 71.7	6.97	S
	including	13.7	25.9	12.2 / 40.0	12.22	S
		60.2	70.2	10.0 / 32.8	0.97	R
West Patoa	SB-06	19.8	35.1	15.3 / 50.2	0.86	S
	including	21.4	24.4	3.0 / 9.9	2.03	S
		146.3	152.4	6.1 / 20.0	1.26	R
Colonia	SB-08	47.3	65.6	18.3 / 60.0	1.89	R
	including	50.3	53.3	3.0 / 9.8	6.48	R
	SB-09	60.9	67.7	6.8 / 22.3	1.79	R
South Patoa	SB-10	36.8	42.7	4.4 / 14.4	4.72	S/R
Tucanarei	SB-11	32.0	36.5	4.5 / 14.8	3.36	S
	SB-12	39.6	56.1	16.5 / 54.1	1.94	R
	including	46.5	50.6	4.1 / 13.4	5.29	R

No estimate of true width of mineralized intercepts shown above can yet be made.

8. Sampling and Analysis

          Soils were taken over large areas and analyzed by assay and by panning to aid in exploration. Auger samples up to 30 meters in depth were also taken in selected areas and analyzed similarly. Sawed core samples were transported from the drill to the camp by vehicle then by truck, boat or plane to the nearest population center where they were air transported to central Brazil for sample preparation at ALS Chemex Laboratories in Goianania. Final analysis was completed in the ALS Chemex laboratory in Vancouver, Canada or in Lima, Peru.

9. Security of Samples

          The geologist in charge supervised the collection of samples on site and the shipping from the site to the point of air transport. Sample tracking by Solitario incorporated transport records and sample receipt by the laboratory in Brazil. Shipping outside of Brail was supervised by the laboratory.

10. Mineral Resource and Mineral Reserve Estimations

          No mineral reserves or resources are reported on the property.

11. Mining Operations

          There are no mining operations on the property.

12. Planned Exploration

          Additional drilling to follow up the best 2005 results is planned for 2006. Some additional soil sampling, auguring and possibly geophysics may be included in the 2006 program.

Bolivia

Triunfo Gold-Silver-Lead-Zinc Property, Bolivia

1.  Property Description and Location

(Map of Triunfo Property)
          We are exploring the Triunfo project for gold, silver, lead and zinc. The property position consists of three concessions totaling 256 hectares. We signed an Option to Purchase ("Option") a 100% interest in the concessions with private Bolivian individuals ("Vendors") controlling the concessions in July 2003. Amendments modifying the Option were signed in March of 2004 and September of 2005. The Option, as amended, calls for Solitario to spend up to $2.3 million on exploration activities over a five-year period. The first year work commitment of $100,000 has been completed. The second year work commitment is $200,000, with escalating commitments thereafter. Additionally, the Vendors may receive payments of up to $170,000 over the first four years, with an option for us to acquire a 100% interest in the property by making a one-time payment of $1.0 million ("Option Payment") by the fifth anniversary of the signing of the Option. The first, second and third payments of $10,000, $12,500 and $12,500, respectively, have been made. The next payment of $35,000 is due September 9, 2006. Solitario can elect to make the Option Payment prior to the fifth anniversary and forego any remaining scheduled work commitments or Vendor payments, as long as the scheduled work commitments expenditures and Vendor cash payments are current at the time of the Option Payment. We may elect to terminate the Option at anytime without any additional payment or work commitment obligations due to the Vendor.

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

7. Drilling

          No drilling has been conducted on the project, although, a road for drill rig access was completed to the mineralized area in 2005.

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

Other Properties

Pozos Silver-Gold Property, Mexico

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the Pozos gold property near the city of San Luis de la Paz in the state of Guanajuato, Mexico. The property consists of two concessions totaling 918 hectares. The option agreement calls for Solitario to make an initial payment of $10,000 plus the 15% IVA (value added tax) on signing and for Solitario to make future escalating payments totaling $1,500,000 over a four-year period. The next payment of $20,000 plus tax is due in March 2006. Solitario is also obligated to make normal annual rental payments to the Mexican government and pay the IVA to the Mexican government when such payments to the underlying owner have been made. Solitario has the right to withdraw from the option at any time without any future obligations. The property is considered an early-stage gold exploration property. As of December 31, 2005, we are conducting surface exploration work to determine if a future drilling program is warranted.

Fernandez Gold-Silver Properties, Mexico

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purismas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement calls for Solitario to make an initial payment of $15,000 on signing and provides for Solitario to conduct surface exploration on the four properties over a six month period. At the end of the six-month period, Solitario may elect to option any or all of the four properties. Solitario is evaluating which, if any of these properties we will elect to option. Additionally, this agreement provides for payments to the same concession holder in the case that certain property is acquired within the Pachuca District of Hidalgo State. The El Cura claim of 13,600 hectares was acquired subject to this provision which requires payments of $500,000 over four years for a 100% interest in the claim. Solitario may withdraw from any or all of these agreements at its discretion.

Zinda Gold Property, Mexico

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan, Mexico. Solitario paid $5,000 in concession fees (plus tax) to the Mexican government for the 10,000-hectare concession. As of December 31, 2005, we are conducting surface exploration work to determine if a future drilling program is warranted.

La Tola Gold Property, Peru

          In October 2003, we acquired the La Tola project in southern Peru to explore for gold and possibly silver. The project is located in southern Peru and consisted of 14 concessions totaling 11,030 hectares. In April 2004, we signed a Letter Agreement with Newmont Peru, whereby Newmont Peru could earn a 51%-interest in the La Tola property by completing $7.0 million of exploration over four years and an additional 14% interest by completing a feasibility study and by arranging 100% project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project. Solitario retains six claims covering 4,700 hectares. Solitario is evaluating what additional work, if any, to conduct at the La Tola Property.

Pillune Gold Property, Peru

          In September, 2005 we staked two claims at the Pillune Property totaling 1200 hectares in the Arequipa Department of Southern Peru. Solitario paid $4,000 in acquisition costs. As of December 31, 2005 Solitario was conducting surface exploration on the property to determine if a future drilling program is warranted. This property is within the Newmont Alliance Project area governed by the agreement discussed in the section "Newmont Alliance" above.

Discontinued Projects

During 2005 we abandoned the following projects:

Odin Gold Property

          In June of 2005 we signed an agreement with the operator to acquire a 100% interest in the Odin gold property in the state of Para, Brazil. This agreement provided for payments to the operator of $276,000 over a period of four years. The operator would have maintained a 1% royalty on gold production subject to a buyout of $1,000,000. Four holes were drilled on the property. In December of 2005 we decided to withdraw from the agreement and we have recorded a $2,000 impairment for the property.

Windy Peak Gold-Silver Project, Nevada, USA

          On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property. To earn an 80% interest in the property, the WP Agreement called for us to make payments to Silverthorn of $100,000 and spend $5,300,000 on exploration and development over a five year period. On June 28, 2005 Solitario elected to terminate its option to earn an interest from Silverthorn and recorded a $10,000 impairment related to the Windy Peak project.

Item 3. Legal Proceedings

          As of March 15, 2006, we are not a party to, nor are we aware of any pending legal action against our company that would have a material adverse effect on our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock has been traded predominantly on the Toronto Stock Exchange under the symbol SLR. Solitario also trades in the United States on the OTC-Bulletin Board under the trading symbol "SOLI." .

          The following table sets forth the high and low sales prices on the Toronto Stock Exchange for our common stock for the quarterly periods from January 1, 2004 to December 31, 2005.

	2005		2004
Period	High	Low	High	Low
First quarter	$ 1.97	$ 1.61	$ 1.90	$ 1.50
Second quarter	1.76	1.31	1.90	1.30
Third quarter	1.96	1.55	1.87	1.29
Fourth quarter	1.85	1.52	2.40	1.50

Shares subject to options

          On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "Plan") that authorized the issuance of up to 1,100,000 of our shares under the Plan. The shareholders approved subsequent amendments to the Plan to increase the authorized shares under the Plan to 3,736,000 as of December 31, 2005. As of December 31, 2005, we have granted options for 2,240,000 shares that remain unexercised at prices from Cdn$0.65 to Cdn$0.94. The Plan had a ten year life which expired in March 2004 and there are no shares available for grant under the Plan.
Equity Compensation Plan Information as of December 31, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,240,000	CDN$0.82	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	2,240,000	CDN$0.82	-0-

Recent Sales of Unregistered Securities

          During October 2005, a holder exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 20,000 shares of our common stock, at an exercise price of Cdn$0.73 per share, pursuant to Rule 701.

Holders of our common shares

          As of March 15, 2006 we have approximately 1,716 holders of record of our common shares.

Dividend Policy

          We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Item 6. Selected Financial Data

          The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 2001. This data has been derived from the audited consolidated statements of operations for our business for each of the five years ended December 31, 2005 and the audited consolidated balance sheets of our business as of December 31, 2005, 2004, 2003, 2002 and 2001. You should read this information in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included in Item 8 - "Financial Statements and Supplementary Data." The information set forth below is not necessarily indicative of future results.
Balance sheet data:	As of December 31,
(in thousands)	2005	2004	2003	2002	2001
Total current assets	$5,665	$ 3,466	$ 3,993	$ 1,952	$ 3,168
Total assets	$19,037	$15,370	$13,288	$ 6,376	$ 8,090
Working capital (1)	$ 4,189	$ 3,245	$ 3,230	$ 1,853	$ 3,062
Stockholders' equity	$15,341	$12,516	$11,934	$ 6,277	$ 8,090

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Net income (loss)	$(2,080)	$(2,925)	$3,354	$(2,079)	$(3,733)
Per share information:
Basic and diluted income (loss) per share	$ (0.08)	$ (0.12)	$0.14	$(0.09)	$(0.16)

SELECTED QUARTERLY FINANCIAL INFORMATION:
(in thousands)	For the three months ended
Statement of operations data:	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net income (loss)	$(994)	$ 38	$(711)	$(413)
Per share information:
Basic and diluted income (loss) per share	$(0.04)	$0.00	$(0.03)	$(0.02)
Balance sheet data:
Total Assets	$19,037	$20,435	$18,536	$17,129
Working capital (1)	$ 4,189	$ 6,641	$ 5,829	$ 6,037
Stockholders' equity	$15,341	$16,467	$ 15,598	$14,958

(1) Working capital consists of current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   The following discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data." Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

Business Overview and Summary

          We are a precious and base metals exploration company with exploration mineral interests in Peru, Mexico, Bolivia and Brazil. We are conducting exploration activities in all of those countries. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of CRCC. CRCC is a wholly-owned subsidiary of Crown. As a result of the issuance of shares subsequent to 1984, CRCC's ownership of our shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 36,004 shares as of March 15, 2006, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown we received $1,275,000 from a dividend Crown paid in July of 2005 of $0.21 per share and as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          We have a significant investment in Crown at December 31, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross will acquire all of the outstanding shares of Crown at an exchange rate (as amended) of 0.32 shares of Kinross common stock for each share of Crown common stock. This merger has been extended five times and we have no control over whether the merger will be completed. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of March 15, 2006 our holdings of Crown common stock would convert into shares of Kinross common stock with a value of approximately $19.1 million based upon the exchange ratio of 0.32 shares of Kinross common stock for each share of Crown common stock and Kinross' closing market price of $9.81 per share. A significant fluctuation in the market value of Kinross common shares could have a material impact on our investment in Crown, the market price of our common stock and our liquidity and capital resources.

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

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a project-by-project basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the project. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, although the value of our gold-bearing mineral interests increases, it becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through issuance of common stock, usually through private placements, or the sale of our interest in a property and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future depending on what happens with our investment in Crown.

Recent Developments

          On July 26, 2005, Solitario received $1,275,000 from a dividend of $0.21 per share on its 6,071,626 shares of Crown.

          During the fourth quarter of 2005, we decided to withdraw from our agreement on the Odin project, which was acquired in the third quarter of 2005 after completing initial exploration activities, including drilling of the project. We recorded a $2,000 impairment related to the Odin project.

          During the third quarter of 2005, Solitario completed the acquisition of seven new exploration projects. Solitario capitalized $7,000 for initial staking and concession costs paid to the government on two projects in Peru which are subject to the Strategic Alliance (see discussion of the Strategic Alliance below), $12,000 for initial lease and option payments on two projects in Brazil and $33,000 for initial lease and option payments on three projects (with a total of six separate properties) in Mexico. Solitario will conduct exploration activities on these newly acquired properties during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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

          On November 17, 2004, we signed a Letter of Intent to form a strategic alliance with Newmont Exploration, to explore for gold in South America. Included in the Letter of Intent was a commitment from Newmont Canada to purchase 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4.59 million. The Letter of Intent also committed us to spend approximately $3,773,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and us. The first Alliance Project area is located in southern Peru and is approximately 10,000 square kilometers in size. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont also has a right of first offer on any non-alliance Solitario property acquired after the signing of the definitive Alliance Agreement, that we may elect to sell an interest in, or joint venture. As of December 31, 2005, we have expended $335,000 of the total commitment of $3,773,000.

          Concurrent with the signing of the strategic alliance Letter of Intent, was the signing of a second Letter of Intent by us and Newmont Peru, to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Newmont Peru's future exploration results on an annual basis. Both the Strategic Alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subject to the companies signing a definitive agreement and various regulatory approvals.

          On January 18, 2005, we signed the definitive agreements for the Strategic Alliance, Newmont Canada's 2.7 million-share purchase of Solitario common stock and the Yanacocha NSR-royalty amendment and work commitment agreements with Newmont Peru. The terms of the definitive agreement were the same as those within the two Letters of Intent.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

          We had net loss of $2,080,000 or $0.08 per basic and diluted share for the year ended December 31, 2005 compared to net loss of $2,925,000 or $0.12 per basic and diluted share for the year ended December 31, 2004. As explained in more detail below, the primary reason for the decrease in net loss during 2005 compared to the net loss during 2004 was the receipt of a dividend from Crown during 2005 of $1,275,000, and the recognition of a $1,704,000 unrealized loss on derivative instruments primarily related to our holdings of Crown warrants during 2004 while only recording a $20,000 unrecorded loss on derivative instruments in 2005. However these decreases were partially mitigated by an increase in exploration expense to $2,072,000 in 2005 from $1,088,000 in 2004. Finally we recorded deferred tax expense of $257,000 during 2005, primarily related to the Crown dividend, compared to a deferred tax benefit of $935,000 during 2004 primarily as a result of our pre-tax loss of $3,860,000.

          During the year ended December 31, 2005 we recorded an unrealized loss on derivative instruments of $20,000 related to our holdings of TNR warrants compared to an unrealized loss of $1,704,000 during 2004 primarily related to our Crown warrants. Because we exercised our Crown warrants on July 12, 2004 there were no unrealized gains or losses related to our Crown warrants recorded during 2005. The Crown warrants represented the right to receive 2,057,143 Crown shares, were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share and were classified as derivative instruments. Accordingly, any increase or decrease in the market value of our Crown warrants has been included in the consolidated statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $3,849,000 at July 12, 2004, compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003 to $1.95 per share at July 12, 2004, just prior to exercise. On July 12, 2004, we exercised all of our Crown warrants on a cashless basis and received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. Assuming the completion of the acquisition of Crown by Kinross, these Crown common shares will be converted into Kinross shares.

          During 2005 we recorded interest income of $52,000 compared to interest income of $193,000 during the same period in 2004. The interest income recorded during 2005 consisted of payments on cash and cash equivalent deposit accounts. During 2004 we recorded interest of $192,000 related to our investment in Crown Senior Notes, which were converted in July 2004. Upon conversion of our Crown Senior Notes we received 75,367 shares of Crown common stock for interest, which were paid at the conversion rate of $0.35 per share when the market price of the shares was $1.88 per share. As a result we recorded $117,000 additional interest over the interest income we would have received had the interest been paid in cash upon the conversion of the Senior Notes during the third quarter of 2004. If the Crown and Kinross merger is completed, we expect our interest income will be comparable in 2006 as we convert Kinross stock into cash as needed to fund our planned exploration activities.

          Our net exploration expense increased to $2,072,000 during 2005 compared to $1,088,000 in 2004. During 2005 we focused our exploration efforts on reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects, discussed above. Additionally, we increased our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement in January 2005, discussed above under "Recent Developments." Accordingly, our gross exploration costs increased to $2,172,000 in 2005 from $1,499,000 in 2004. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $100,000 during 2005 and $411,000 during 2004. In addition to our work at Pedra Branca the increase in our gross exploration costs primarily consisted of drilling, sampling and exploration in our Alliance Project areas as well as increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. As a result of this exploration and evaluation we decided to drop or reduce our interests in three properties during 2005; La Tola in Peru, Windy Peak in Nevada and Odin in Brazil. We acquired seven projects during 2005 and we anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2006 and have budgeted our related net exploration expenditure to be approximately $3,307,000 for 2006. The primary factors in our decision to increase exploration expenditures in 2006 relate to the increase in capital resources expected from the anticipated completion of the Crown-Kinross merger, the completion of the Strategic Alliance and related private placement in January 2005 and increased exploration opportunities in Brazil and Mexico. This budget is subject to reduction, should the Crown - Kinross transaction be delayed or not completed in 2006.

          We had $29,000 of depreciation and amortization expense during 2005 compared to $119,000 in 2004. During 2004, depreciation and amortization expense up to April 2004 included $117,000 of amortization of mineral interests. Beginning January 1, 2002, we amortized our mineral interests in exploration properties over their expected lives of three to five years. The remaining depreciation and amortization expense related to furniture and fixtures which included depreciation on additions of $126,000 during 2005 for computers, trucks and other equipment, which replaced much of our previous equipment most of which had become fully depreciated by the end of 2004. We anticipate our 2006 depreciation and amortization costs will be similar to our 2005 amount.

          General and administrative costs were $576,000 during 2005 compared to $629,000 in 2004. The largest change in general and administrative costs related to a decrease in legal and accounting costs, which decreased to $122,000 during 2005 compared to $303,000 in 2004. The primary reason for the increased cost in 2004 is related to work on completing a Form 10 registration statement with the United States Securities and Exchange Commission (the "SEC") during 2004 as well as costs related to being a U.S. reporting issuer, which occurred when our Form 10 registration statement became effective in February 2004. In addition we recorded currency gains of $62,000 during 2005 compared to currency gains of $30,000 primarily related to currency gains on our larger 2005 Canadian cash deposits as well as a result of a general decline in the United States dollar relative to our deposits in Latin America during 2005 compared to 2004. These decreases were offset by increased administrative and staff costs in Latin America to $123,000 in 2005 compared to $102,000 in 2004 as well as increased staff and travel costs with the increase in exploration activity during 2005 compared to 2004. We also increased our costs for shareholder relations and printing and distribution of our annual report to $131,000 in 2005 from $93,000 in 2004. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below under "Related Party Transactions."

          Management fee expense increased to $423,000 during 2005 compared to $390,000 in 2004. The increase in management fees are related to increased managerial time spent by Crown on our activities during 2005 compared to 2004. Under the modified management agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. If the Crown and Kinross merger is completed we anticipate the management services contract will be terminated, which will eliminate our management fee expense, but increase our general and administrative costs, as discussed below under "Related Party Transactions."

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the third quarter of 2004. During 2003, we recorded a charge of $26,000 to earnings related to decline in the value of our TNR shares, which we considered other than temporary. The TNR shares are classified as marketable equity securities and the TNR warrants are recorded at fair value based on quoted prices and classified as derivative instruments and changes in the fair value of the warrants are included in gain/loss on derivative instruments in the consolidated statement of operations. Solitario recorded a decrease in the value of its TNR warrants as of December 31, 2005 of $20,000 to loss on derivative instruments in the consolidated statement of operations compared to an increase of $38,000 recorded to gain on derivative instruments in 2004.

          During 2005, we recorded income tax expense of $257,000 compared to an income tax benefit of $935,000 during 2004. The increase in net tax expense is related to the expected United States taxable income, including the $1,275,000 Crown dividend during 2005, described above, as well as a reduction in the non-deductible gain on derivative instrument from $1,704,000 in 2004 compared to $20,000 in 2005. In addition we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

          During 2004, we sold an investment in marketable equity securities for $16,000, and recorded a gain on such sale of $14,000. We also exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that could not be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange. There were no similar items during 2005.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During 2005 we recorded $30,000 of property impairments, related to our La Pampa, Windy Peak and Odin projects, compared to $64,000 of mineral property impairments during 2004, related to our San Pablo, Legacy Ridge, La Pampa, and Sapalache projects.

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

          During the year ended December 31, 2004, we recorded an unrealized loss on derivative instruments of $1,704,000 primarily related to our holdings of Crown warrants compared to an unrealized gain of $5,438,000 during 2003. We exercised our Crown warrants on July 12, 2004. The warrants were exercisable into Crown shares at any time prior to October 2006 at exercise prices between $0.60 and $0.75 per share. The warrants could be net settled and were classified as derivative instruments. Accordingly, any increase or decrease in the market value of our Crown warrants has been included in the consolidated statement of operations as unrealized gain or loss on derivative instruments. The fair value of our Crown warrants decreased to $3,849,000 at July 12, 2004, compared to $5,591,000 at December 31, 2003, primarily as a result of the decrease in the value of Crown's common stock, which decreased from $2.52 per share at December 31, 2003, to $1.95 per share at July 12, 2004, just prior to exercise. On July 12, 2004, we exercised all of our Crown warrants on a cashless basis and received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants.

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

          Management fee expense increased to $390,000 during 2004 compared to $351,000 in 2003. As there were no changes in the Management Agreement the increase in management fees are related to an increase in managerial time spent by Crown on our activities during 2004 compared to 2003. Under the modified management agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses.

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the third quarter of 2004. During 2003, we recorded a charge of $26,000 to earnings related to decline in the value of our TNR shares, which we considered other than temporary. The TNR shares are classified as marketable equity securities held for sale and the TNR warrants are recorded at fair value based on quoted prices and classified as derivative instruments and changes in the fair value of the warrants are included in gain (loss) on derivative instruments in the consolidated statement of operations. Solitario recorded an increase in the value of its TNR warrants as of December 31, 2004 of $38,000 to gain on derivative instruments in the consolidated statement of operations.

          Included in asset write-downs during 2004 were $64,000 of property write-downs related to our San Pablo, Legacy Ridge, La Pampa, and Sapalache projects. There were no property or mineral interest write-downs during 2003. However during 2003 we wrote down an investment in marketable equity securities for an other than temporary decline of $26,000.

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

          We had working capital of $4,189,000 at December 31, 2005 compared to working capital of $3,245,000 as of December 31, 2004. Our working capital at December 31, 2005 consists of our cash and equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 6,071,626 shares of Crown common stock of $3,491,000, less related deferred taxes of $1,476,000.

          On July 26, 2005, we received $1,275,000 from a dividend of $0.21 per share on its 6,071,626 shares of Crown.

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At December 31, 2005 and 2004, we owned 6,071,626 shares of Crown common stock from the conversion of our Crown Senior Notes, the exercise of our Crown warrants and interest on our Crown Senior notes paid in shares of Crown common stock. The Crown shares are recorded at their fair market value of $13,965,000 and $12,143,000 at December 31, 2005 and December 31, 2004, respectively. In addition we own other marketable equity securities with a fair value of $94,000 and $112,000 as of December 31, 2005 and December 31, 2004, respectively. At December 31, 2005, we have classified $10,568,000 of our marketable equity securities as a long-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the year ended December 31, 2005, we recorded a gain in other comprehensive income on marketable equity securities of $1,804,000, less related deferred tax expense of $704,000. In addition during the year ended December 31, 2004, we sold marketable equity securities for proceeds of $16,000 resulting in a gain of $14,000, which included the recognition of $6,000 of previously unrealized gain on marketable equity securities in other comprehensive income. During the year ended December 31, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase 500,000 shares of TNR and recorded a loss of $73,000 on the exchange, which included previously unrealized loss on marketable equity securities of $70,000. There were no similar transactions in 2005. Any change in the market value of the shares of Crown common stock could have a material impact on our liquidity and capital resources. The price of shares of Crown common stock has varied from a high of $2.34 per share to a low of $1.37 per share during the year ended December 31, 2005.

          Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of March 15, 2006 our holdings of Crown common stock would convert into shares of Kinross common stock with a value of approximately $19.1 million based upon the exchange ratio of 0.32 shares of Kinross common stock for each share of Crown common stock and Kinross' closing market price of $9.81 per share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the first quarter of 2007.

          As a result of recording an unrealized gain of $6,356,000 during 2004 on marketable equity securities in other comprehensive income, related primarily to our holdings of Crown stock, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $3,582,000 at December 31, 2005.

          On January 18, 2005, pursuant to a Stock Purchase Agreement, we agreed to sell to Newmont Canada 2,700,000 newly issued shares of our Common Stock for Cdn$1.70 per share or Cdn$4,590,000 in the aggregate or approximately $3,773,000. We sold the Common Stock in a private offering in reliance on an exemption from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Newmont Canada received restricted stock in the offering. We have used a portion of the proceeds of this offering to perform exploration as contemplated under an Alliance Agreement with Newmont Exploration and will continue to do so during 2006.

          As previously noted, under the Management Agreement we currently reimburse Crown for certain expenses, including management salaries and benefits, rent, insurance and investor relations costs and certain other expenses paid by Crown on our behalf. Assuming the completion of the Crown-Kinross merger, we will no longer operate under the Management Agreement. This change will result in an increase in general and administrative costs related to salaries and benefits for employees, rent, audit and legal fees, shareholder relations costs, travel and office expenses. In the event that the Crown Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown. See "Related Party Transactions" below for further discussion.

Cash Flows

          Net cash used in operations during the year ended December 31, 2005 decreased to $1,572,000 compared to $2,209,000 for 2004 primarily as a result of the $1,275,000 Crown dividend received during the third quarter of 2005, which was offset by increased exploration expense related to increased exploration activities during 2004. In addition, during 2005 we recorded net receipt of our joint venture receivable of $299,000.

          Net cash (used in) provided from investing activities decreased from cash provided by investing activities of $27,000 during the year ended December 31, 2004, primarily from the collection of our note receivable of $112,000, to cash used in investing activities of $178,000 during the year ended December 31, 2005, resulting from additions for mineral properties and other assets.

          Net cash provided from financing activities was $3,794,000 during the year ended December 31, 2005 compared to $985,000 during 2004 primarily due to the issuance, of 2,700,000 shares of our common stock to Newmont Canada (approximately 9.9% equity interest) for net proceeds of $3,773,000 pursuant to the Private Placement. See "Recent Developments" above. The remaining cash provided in 2005 and all of the cash provided in 2004 related to cash payments from the exercise of 32,500 and 1,121,000, respectively, of our stock options.

Contractual Obligations

          As of December 31, 2005, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current interests in mineral properties. While these payments are not fixed obligations since we can abandon the mineral properties after meeting a minimum work commitment at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $378,000 for 2006 if we elect to continue with our participation in all of our properties and do not take on additional contractual obligations. Approximately $37,000 of these annual payments are reimbursable to us by our joint venture partners. We may be required to make further payments in the future if we elect to exercise our options under those contracts. Our existing mineral property agreement at the El Triunfo Property commits us to exploration expenditures of $200,000 in 2006 in order to maintain our option to purchase.

          Additionally, we currently do not lease any facilities however we have co-signed the facilities leased by Crown for their Wheat Ridge, CO office. Assuming completion of the Crown transaction with Kinross, we estimate our facility lease costs will be approximately $30,000 per year, related to the Wheat Ridge, Colorado facility.

          We currently have deferred tax liabilities recorded in the amount of $3,582,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Crown shares. If the Crown transaction with Kinross is completed, we expect that a portion of these deferred tax liabilities may become currently payable as we sell the resultant Kinross shares.

Joint Ventures

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Exploration, to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Canada purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and us. We have spent $335,000 as of December 31, 2005 of this commitment. If we acquire properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          Concurrent with the signing of the Strategic Alliance Letter of Intent, was the signing of a second Letter of Intent by us and Newmont Peru, to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Newmont Peru's future exploration results on an annual basis. Both the strategic alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subject to the companies signing a definitive agreement and various regulatory approvals.

          On July 12, 2004, we signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property. To earn an 80% interest in the property, the WP Agreement called for us to make payments to Silverthorn of $100,000 and spend $5,300,000 on exploration and development over a five year period. On June 28, 2005, Solitario elected to terminate its option to earn an interest from Silverthorn and recorded a $10,000 impairment related to the Windy Peak project.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II commitment was completed in late 2004. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. Before proceeding with this commitment Solitario and Anglo Platinum must negotiate and sign a definitive operating agreement by May 16, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project. We have recorded a joint venture receivable from Anglo Platinum related to the Pedra Branca Project of $299,000 at December 31, 2004, which was paid during 2005.

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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our final 2005 mineral property rental and option payments were approximately $243,000. In 2006 we estimate mineral property rental and option payments to be approximately $379,000. Approximately $37,000 of these annual payments are reimbursable to us by our joint venture partners.

Critical Accounting Estimates

Mineral Properties, net

          We classify our interest in mineral properties as Mineral Properties, net (tangible assets) pursuant to EITF 04-2. Prior to adoption of EITF 04-2 in April 2004, we classified our interests in mineral properties as intangible assets, Mineral Interests, net. Our mineral properties represent mineral use rights for parcels of land we do not own. All of our mineral properties relate to exploration stage properties and the value of these assets is primarily driven by the nature and amount of economic minerals believed to be contained, or potentially contained, in such properties. Prior to the adoption of EITF 04-2, we amortized the excess cost of our mineral interests over their estimated residual value over the lesser of (i) the term of any mineral interest option or lease or (ii) the estimated life of the mineral interest, which was our estimated exploration cycle. We amortized our mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis. We no longer amortize our mineral properties pursuant to the adoption of EITF 04-2.

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded a $30,000 and $64,000 write-down of our mineral properties during the years ended December 31, 2005 and 2004, respectively. We may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At December 31, 2005, we have recorded unrealized holding gains of $9,922,000, net of deferred taxes of $3,792,000, related to our marketable equity securities. During 2003 we wrote down an investment in marketable equity securities for an other than temporary decline of $26,000. There were no similar items in 2004 or 2005.

Derivative instruments

          Our Crown warrants had a net settlement feature and accordingly we classified the warrants as derivative instruments up to July 12, 2004 when we exercised all of them on a cashless basis as discussed above in results of operations. We recorded our investment in the Crown warrants at their estimated fair value based upon a Black-Scholes pricing model. As of December 31, 2005, we own warrants for the purchase of 1,000,000 shares of TNR Gold Corp. ("TNR"), which we received in exchanges for TNR shares during 2004 and 2003. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognize any increase or decrease in the fair value of warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the value of our TNR warrants of $20,000 for the year ended December 31, 2005. We recorded a decrease in the fair value of our Crown warrants of $1,742,000 for the year ended December 31 2004 and an increase in the fair value of our Crown warrants of $5,438,000 for the year ended December 31, 2003, and an increase in the value of our TNR warrants of $38,000 for the year ended December 31, 2004.

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

Related Party Transactions

        Crown provides management and technical services to us under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement we are billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and our activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by us were $423,000, $390,000, and $351,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not able to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. We recorded a loss on sale of marketable equity securities of $73,000 during the year ended December 31, 2004. As of December 31, 2005, we own warrants for the purchase of 500,000 shares of TNR Gold Corp. ("TNR"), which we received in exchange for TNR shares during 2004. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. We recorded a loss on derivative instruments of $20,000 and $38,000 for the decrease in the value of our warrants during the years ended December 31, 2005 and 2004, respectively. There were no gains and losses recorded for the fair value of the TNR warrants in 2003. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

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

          In October 2001, we invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 had a conversion price of $0.2916 per share and the second Senior Note of $650,000 had a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. We were paid $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. We were paid 249,718 and 182,440, respectively, Crown shares as interest income under the Senior Notes for the years ended December 31, 2003 and 2004. On July 14, 2004, we converted our $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 shares issued for accrued interest through the date of conversion on the Notes. We recorded $949,000, the net book value of Crown Senior Notes, as marketable equity securities for the Crown shares received upon conversion of the Senior Notes.

          As part of the investment in the Senior Notes, we also received two warrants. The first warrant gave us the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave us the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, we exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. We received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. The fair value of the warrants, based upon a quoted bid price, was $3,849,000 at July 12, 2004, just prior to exercise and $5,591,000 at December 31, 2003. We recognized any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the consolidated statement of operations. We recorded an increase in the value of TRN warrants of $20,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively. We recorded a decrease in the value of the Crown warrants of $1,742,000 for the year ended December 31, 2004, and an increase in the value of the Crown warrants of $5,438,000 for the year ended December 31, 2003. We recorded $3,849,000, the net book value of our Crown warrants, as marketable equity securities for the Crown shares received upon exercise of our Crown warrants.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2005, the Signing Shareholders collectively held 16,443,548 shares or 35.7% of the outstanding Crown shares.

          We entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of December 31, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

          As of December 31, 2005, we own 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in our investment in marketable equity securities using the cost method. As of December 31, 2005, the fair market value of these shares was $13,965,000.

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

Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. We have not yet determined what effect if any, the adoption of SFAS No. 155 will have our financial position, results of operations or cash flows.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We have not yet adopted SFAS No. 154 and we have not determined what effect, if any, its adoption will have on our consolidated financial position or results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005. We adopted SFAS No. 123R, as revised, on January 1, 2006 and we estimate we will recognize non-cash option expense of $3,000 during 2006 as a result of adoption of SFAS 123R.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          (a.)  Equity Price Risks

Solitario's investment in Crown is subject to equity market risk.

          As of December 31, 2005 a hypothetical increase of ten percent price of Crown common stock would increase the value of our holdings of Crown by $1,396,000 and increase other comprehensive income by and total stockholders' equity by the same amount, net of deferred taxes of $544,000. Additionally our working capital would also be increased by $213,000 from a hypothetical increase of ten percent in the price of Crown common stock.

          A hypothetical decrease of ten percent in the price of Crown common stock would have the opposite effect of the increase discussed above.

          (b.)  Interest Rate Risks

          Solitario has no material interest rate risks as it has no interest bearing debt and its interest bearing cash deposits do not generate a material amount of interest income.

Item 8. Financial Statements and Supplementary Data
Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	41, 42
Consolidated Balance Sheets as of December 31, 2005 and 2004	43
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	44
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003	45
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	46
Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solitario Resources Corporation
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of Solitario Resources Corporation (a Colorado corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitario Resources Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the each of the two years in the period ending December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 10, 2006
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solitario Resources Corporation
Wheat Ridge, Colorado

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Solitario Resources Corporation and subsidiaries (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Solitario Resources Corporation and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP

Denver, Colorado
March 10, 2004

SOLITARIO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,120	$76
Joint venture receivable	-	299
Investments in marketable equity securities, at fair value	3,491	3,036
Investment in derivative instruments, at fair value	18	38
Prepaid expenses and other	36	17
Total current assets	5,665	3,466
Mineral properties, net	2,675	2,653
Investments in marketable equity securities, at fair value	10,568	9,219
Other assets	129	32
Total assets	$19,037	$15,370
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 69	$ 142
Due to Crown Resources Corporation	45	79
Deferred income taxes	1,362	-
Total current liabilities	1,476	221
Deferred income taxes	2,220	2,633
Commitments and contingencies (Notes 2 and 6)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2005 and 2004)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (27,459,492 and 24,726,992 shares issued and outstanding at December 31, 2005 and 2004, respectively)	275	247
Additional paid-in capital	25,909	22,132
Accumulated deficit	(16,973)	(14,893)
Accumulated other comprehensive income	6,130	5,030
Total stockholders' equity	15,341	12,516
Total liabilities and stockholders' equity	$ 19,037	$ 15,370

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)	For the year ended December 31,
	2005	2004	2003
Costs, expenses and other:
Exploration expense, net	$ 2,072	$ 1,088	$ 418
Depreciation and amortization	29	119	488
General and administrative	576	629	404
Management fees to Crown	423	390	351
Unrealized loss (gain) on derivative instruments	20	1,704	(5,438)
Asset write-downs	30	64	26
Loss on sale of assets	-	59	-
Dividend income from Crown	(1,275)	-	-
Interest and other (net)	(52)	(193)	(272)
(Loss) income before income taxes	(1,823)	(3,860)	4,023
Income tax (expense) benefit	(257)	935	(669)
Net (loss) income	$(2,080)	$(2,925)	$3,354
Basic and diluted (loss) earnings per common share	$ (0.08)	$ (0.12)	$ 0.14
Basic and diluted weighted average shares outstanding	27,311	25,190	23,638

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands, except					Accumulated
Share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2002	23,407,134	$234	$21,189	$(15,322)	$ 176	$ 6,277
Shares issued:
Option exercise	16,000	-	14	-	-	14
Private placement, net	1,500,000	15	1,295	-	-	1,310
Comprehensive income:
Net income	-	-	-	3,354	-	3,354
Net unrealized gain on marketable equity securities (net of tax of $607)	-	-	-	-	979	979
Comprehensive income	-	-	-	-	-	4,333
Balance at December 31, 2003	24,923,134	249	22,498	(11,968)	1,155	11,934
Shares issued:
Option exercise	1,121,000	11	974	-	-	985
Deferred taxes on option Exercises			188			188
Cancellation of shares	(1,317,142)	(13)	(1,528)	-	-	(1,541)
Comprehensive income:
Net loss	-	-	-	(2,925)	-	(2,925)
Net unrealized gain on marketable equity securities (net of tax of $2,481)	-	-	-	-	3,875	3,875
Comprehensive income	-	-	-	-	-	950
Balance at December 31, 2004	24,726,992	247	22,132	(14,893)	5,030	12,516
Shares issued:
Cash	2,700,000	27	3,746	-	-	3,773
Option exercise	32,500	1	20	-	-	21
Deferred taxes on option Exercises			11			11
Comprehensive loss:
Net loss	-	-		(2,080)	-	(2,080)
Net unrealized gain on marketable equity securities (net of tax of $704)	-	-	-	-	1,100	1,100
Comprehensive loss	-	-	-	-	-	(980)
Balance at December 31, 2005	27,459,492	$275	$25,909	$(16,973)	$6,130	$15,341

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	For the year ended December 31,
	2005	2004	2003
Operating activities:

Net (loss) income	$(2,080)	$(2,925)	$3,354
Adjustments:
Unrealized loss (gain) on derivative instruments	20	1,704	(5,438)
Depreciation and amortization	29	119	488
Asset write-downs	30	64	-
Deferred income taxes	257	(935)	669
Loss on asset and equity security sales	-	59	-
Interest income received in stock	-	(142)	(207)
Interest income from amortization of note discount	-	(12)	(22)
Other	-	-	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	279	(284)	(6)
Accounts payable	(73)	89	27
Due to Crown Resources Corporation	(34)	54	(48)
Net cash used in operating activities	(1,572)	(2,209)	(1,157)
Investing activities:
Additions to mineral interests and other	(52)	(76)	(10)
Other assets	(126)	(25)	-
Proceeds from sale of marketable equity securities	-	16	-
Collection on note receivable	-	112	111
Investment in Crown Resources Corporation promissory notes and warrants	-	-	(400)
Net cash (used in) provided by investing activities	(178)	27	(299)
Financing activities:
Issuance of common stock	3,794	985	1,324
Net cash provided by financing activities	3,794	985	1,324
Net increase (decrease) in cash and cash equivalents	2,044	(1,197)	(132)
Cash and cash equivalents, beginning of year	76	1,273	1,405
Cash and cash equivalents, end of year	$2,120	$ 76	$ 1,273
Supplemental disclosure of cash flow information:
Deferred taxes on stock option exercises charged to additional paid-in capital	$ 11	$ 188	-
Treasury stock received in spin-off from Crown Resources Corporation as treasury stock	-	$ 1,541	-
Cancellation of treasury stock	-	$(1,541)	-
Non-cash proceeds on the sale of marketable equity Securities	-	$ 57	-
Conversion of Crown notes receivable to shares of Crown common stock	-	-	$ 400

See Notes to Consolidated Financial Statements.

1. Business and Summary of Significant Accounting Policies:

    Business and company formation

          Solitario Resources Corporation ("Solitario" or the "Company") engages principally in the acquisition and exploration of mineral interests. At December 31, 2005, Solitario's mineral interests are located in Brazil, Bolivia, Peru and Mexico. Solitario was incorporated under the laws of the state of Colorado on November 15, 1984, as a wholly-owned subsidiary of Crown Resource Corp. of Colorado, ("CRCC") which is a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). Prior to 1993, we had no activity. As of December 31, 2005, we have 27,459,492 common shares outstanding.

          Prior to July 26, 2004 CRCC owned 9,633,585 shares of our common stock or approximately 37.1%. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 36,004 shares as of March 15, 2006, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Because we owned 6,071,626 shares of Crown we received a dividend of $1,275,000 on July 26, 2005 from a $0.21 per share dividend paid by Crown and, as part of the spin-off, we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          Solitario has a significant investment in Crown at December 31, 2005, which consists of 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross Gold Corporation ("Kinross") will acquire all of the outstanding shares of Crown at an exchange rate of 0.32 shares of Kinross common stock for each share of Crown common stock. This merger has been extended five times and Solitario has no control over whether the merger will be completed. Assuming the pending merger between Kinross and Crown is completed, Solitario has estimated that as of March 15, 2006 its holdings of Crown common stock would convert into shares of Kinross common stock with a value of approximately $19.1 million based upon the exchange ratio of 0.32 shares of Kinross common stock for each share of Crown common stock and Kinross' closing market price of $9.81 per share. A significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's investment in Crown, the market price of its common stock and its liquidity and capital resources.

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

    Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to the recoverability of mineral properties and their future exploration potential, the ability of Solitario to realize it's deferred tax assets and the fair value of Solitario's investment in Crown shares included in marketable equity securities.

   Cash equivalents

          Cash equivalents include investments in highly-liquid money-market securities with original maturities of three months or less when purchased.

Mineral properties

          On January 1, 2002, Solitario adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of Solitario's mineral properties as mineral interests (intangible assets) and the amortization of those assets over their expected useful lives. Solitario's mineral property interests represent mineral use rights for parcels of land not owned by Solitario. At January 1, 2002, Solitario reclassified $3,680,000 from Mineral Properties, net to Mineral interests, net. The excess of the cost of each of its interests in mineral properties over the estimated residual value was amortized from January 1, 2002 through April 1, 2004 over the lesser of (i) the term or the length of any mineral interest option or lease, or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario amortized its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. On April 30, 2004 the Financial Accounting Standards Board amended SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights, conveyed by leases and concessions, are tangible assets and that mineral use rights should be accounted for based on their substance. This amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. Solitario adopted the amendment on April 1, 2004 and reclassified its interests in mineral properties classified as Mineral interests, net to Mineral Properties, net in its consolidated balance sheets and ceased amortizing exploration stage mineral property interests prior to the commencement of production. Solitario recorded $117,000 and $466,000 of amortization of its mineral property interests for the years ended December 31, 2004 and 2003.

          Solitario expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the years ended December 31, 2005 and 2004, Solitario recorded impairments of $30,000 and $64,000 of its mineral properties, respectively. There were no mineral property impairments in 2003.

          Solitario's net capitalized mineral properties of $2,675,000 and $2,653,000 at December 31, 2005 and 2004, respectively, related to gross land, leasehold and acquisition costs of $3,698,000 and $3,676,000 at December 31, 2005 and 2004, respectively, less accumulated amortization of $1,023,000 at December 31, 2005 and 2004. Solitario has not identified any proven and probable reserves related to its mineral properties. The recoverability of these costs is dependent on, among other things, the successful identification of proven and probable reserves, as well as the potential to develop, sell or joint venture its interests in the properties.

   Derivative instruments

          At December 31, 2003, Solitario owned Crown warrants, which entitled Solitario the right to purchase Crown common stock, had a net settlement feature and accordingly, Solitario classified the Crown warrants as derivative instruments. Solitario recorded its investment in these warrants at their estimated fair value, based upon quoted prices of $5,591,000 at December 31, 2003. In July 2004, Solitario exercised all of its Crown warrants and at December 31, 2004 Solitario did not own any Crown warrants. Solitario recognized any increase or decrease in the fair value of the warrants up to the date of their exercise as a gain or loss on derivative instruments in the consolidated statement of operations. As of December 31, 2005 Solitario owns warrants for the purchase of 500,000 shares of TNR Gold Corp. ("TNR"), which it received during 2004. The TNR warrants are recorded at fair market value based upon quoted prices and discounts and classified as derivative instruments. Solitario recorded an decrease in the value of its TNR warrants of $20,000 for the year ended December 31, 2005 and recorded an increase of $38,000 for the year ended December 31, 2004. Solitario recorded a decrease in the fair value of its Crown warrants of $1,742,000 for the year ended December 31, 2004 and an increase in the fair value of the warrants of $5,438,000 for the year ended December 31, 2003.

    Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $14,059,000 and $12,255,000, respectively, and cost of $4,137,000 at December 31, 2005 and 2004. Solitario has recorded other comprehensive income for unrealized holding gains of $9,922,000 and $8,118,000, respectively, net of deferred taxes of $3,792,000 and $3,088,000, respectively, at December 31, 2005 and 2004 related to our marketable equity securities. During 2003 we wrote down an investment in marketable equity securities for an other than temporary decline of $26,000. There were no similar items in 2004 or 2005.

          The following table represents changes in marketable equity securities.
	2005	2004	2003
Gross cash proceeds	$ -	$ 16,000	$ -
Gross non-cash proceeds	-	57,000	-
Cost	-	132,000	-
Gross gain on sale included in earnings during the period	-	14,000	-
Gross loss on sale included in earnings during the period	-	(73,000)	-
Write down of marketable equity securities	-	-	(26,000)
Unrealized holding gain arising during the period included in other comprehensive income, net of tax	1,100,000	3,864,000	953,000
Reclassification adjustment for net losses included in earnings during the period, net of tax	-	39,000	26,000

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

    Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Earnings per share

          The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2005, 2004 and 2003. Potentially dilutive shares related to outstanding common stock options of 2,240,000, 2,273,000, and 3,488,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

    Employee stock compensation plans

                    Solitario accounts for certain awards under its 1994 Stock Option Plan (the "Plan") in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under Solitario's stock option plans, the exercise price of stock options issued to employees equals the quoted market price of the stock on the grant date. As a result of repricing of its options in 1999, Solitario accounts for all grants which have been repriced as variable awards and records increases and decreases in compensation expense during the period based upon changes in the quoted market price of Solitario's stock in accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB No. 25)." There was no compensation expense recorded during the years ended December 31, 2005, 2004 and 2003 as a result of variable plan accounting. As of December 31, 2005 and 2004, there were no remaining options that are subject to variable plan accounting. The Plan had a ten-year duration and terminated during 2004. No further options may be granted pursuant to the Plan as of December 31, 2005.

          Pro forma information has been computed as if Solitario had accounted for its stock options under the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model. As there were no options issued during 2005 and 2004, the following assumptions were used for 2003: risk-free interest rate of 3.31%; dividend yield of 0 percent; volatility factor of the expected market price of Solitario's common stock of 65%; and a weighted average expected life of the options of 3.9. The weighted average fair value of the options granted was estimated at $0.28 per share in 2003.

          Had Solitario accounted for its stock options under the fair value method of SFAS No. 123, the following results would have been reported:
(in thousands, except per share amounts)	2005	2004	2003
Net income (loss), as reported	$(2,080)	$(2,925)	$3,354
Deduct total stock-based compensation expense determined under fair value based method for all rewards, net of related tax effects	(8)	(24)	(54)
Pro forma net income (loss)	$(2,088)	$(2,949)	$3,300
Earnings (loss) per share:
Basic and diluted as reported	$ (0.08)	$ (0.12)	$ 0.14
Basic and diluted pro forma	$ (0.08)	$ (0.12)	$ 0.14

    Segment reporting

          Solitario operates in one business segment, minerals exploration. At December 31, 2005, all of Solitario's operations are located in Peru, Bolivia, Brazil and Mexico as further described in Note 2 to these consolidated financial statements.

          Included in the consolidated balance sheet at December 31, 2005 and 2004 are total assets of $2,944,000 and $2,716,000, respectively, related to Solitario's foreign operations, located in Bolivia, Brazil, Peru and Mexico. Included in mineral properties, net in the consolidated balance sheet at December 31, 2005 and 2004 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,568,000. We are not aware of any foreign exchange restrictions on Solitario's subsidiaries located in foreign countries.

    Recent accounting pronouncements

          In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. Solitario has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Solitario has not yet adopted SFAS No. 154 and has not determined what effect, if any, its adoption will have on Solitario's consolidated financial position or results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after December 15, 2005. Solitario adopted SFAS No. 123R, as revised, on January 1, 2006 and estimates it will recognize non-cash option expense of $3,000 during 2006 as a result of adoption of SFAS 123R.

2. Mineral Properties:

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

          The following represents Solitario's investment in mineral properties:
(in thousands)	December 31,
	2005	2004
Mineral interests	$3,698	$3,676
Accumulated amortization	(1,023)	(1,023)
Net mineral interests	$2,675	$2,653

          As discussed in Note 1, the amortization of mineral interests commenced January 1, 2002, upon the adoption of SFAS No. 142 and we no longer amortize our mineral properties as of April 1, 2004, in accordance with EITF 04-2. Amortization expense related to mineral interests in 2004 and 2003 was $117,000 and $466,000, respectively. We recorded a reduction of accumulated amortization of $25,000 during 2004 in connection with property impairments.

Peru

          Solitario holds exploration concessions or has filed applications for concessions covering approximately 13,300 hectares in Peru. These applications are subject to normal administrative approvals and the mineral interests are subject to an annual rental of $3.00 per hectare (approximately 2.477 acres per hectare) in June of each year, with 2,200 hectares subject to an additional $6.00 per hectare surcharge as the concessions are more than 10 years old.

          Bongara

         Solitario acquired the initial Bongara exploration concessions in 1993. The current holdings consist of a 100% interest concessions covering approximately 6,000 hectares in northern Peru (the "Bongara project"). Solitario initiated an effort in early 2005 to secure a new joint venture partner to explore and develop the project.

          Yanacocha

          On April 26, 2000, Solitario completed a transaction with an affiliate of Newmont Mining Corporation ("Newmont Peru") and sold its interest in its Yanacocha project for $6 million and a sliding scale net smelter return royalty ("NSR") that varies with the price of gold. The NSR royalty applies to any commercial production on exploration concessions covering approximately 60,000 hectares. In January 2005, Solitario and Newmont Peru amended the NSR royalty schedule so that the royalty rate was not only based on the price of gold, but also considered the method of gold and copper extraction and the national Peruvian NSR royalty rate schedule that was enacted in 2004. Newmont Peru, through its subsidiaries and affiliates, also agreed to a $4.0 million work commitment on Solitario's royalty property over the next eight years.

          La Tola Gold Property, Peru

          In October 2003, we acquired the La Tola project in Southern Peru to explore for gold and possibly silver. The project is located in southern Peru and originally consisted of 14 concessions totaling 11,030 hectares. In April 2004, Solitario signed a Letter Agreement with Newmont Peru, whereby Newmont Peru could earn a 51%-interest in the La Tola property by completing $7.0 million of exploration over four years and an additional 14% interest by completing a feasibility study and by arranging 100% project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project. Solitario retains six claims covering 4,700 hectares. Solitario is evaluating what additional work, if any, to conduct at the La Tola Property.

          Newmont Strategic Alliance

          On January 18, 2005, Solitario signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), a subsidiary of Newmont Mining Corporation, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada, Limited ("Newmont Canada") purchased 2.7 million shares of Solitario common stock (or approximately 9.9% of Solitario's issued and outstanding shares) for Cdn$4,590,000 or $3,773,000. Solitario has committed to spend $3.78 million over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and Solitario. The first two Alliance Project areas are located in southern Peru and total approximately 10,000 square kilometers in size. If Solitario acquires properties within Alliance Project areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that Solitario may elect to sell an interest in, or joint venture. As of December 31, 2005, we have expended $335,000 of the total commitment of $3,773,000.

          Two properties were acquired within the Alliance Project area during 2005. The Libertad Gold property is located in the Arequipa Department of southern Peru approximately 100 kilometers from the city of Arequipa. Two claims owned by Solitario, comprising 1400 hectares are located along a local unpaved road that is open year round. In September 2005 Solitario staked two claims at the Pillune Property totaling 1200 hectares in the Arequipa Department of Southern Peru. Solitario paid $8,000 in acquisition costs for these two Alliance properties.

Brazil

          Pedra Branca

          In October 2000, Solitario recorded $3,627,000 in mineral interest additions for the Pedra Branca project in connection with the acquisition of Altoro Gold Corp. ("Altoro").

          Solitario holds a 100% interest in 47 concessions totaling 45,365-hectare in its Pedra Branca platinum-palladium (PGM) Project located in Ceará State, Brazil. Solitario acquired Pedra Branca as part of its acquisition of Altoro. Eldorado Gold Corporation holds a 2% net smelter return royalty on 10,000 hectares of Solitario's property position.

          On January 28, 2003, Solitario entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. In July 2004, Solitario signed the First Amendment to Pedra Branca Letter Agreement that provided Anglo Platinum a ten-month period (to May 26, 2005) to complete its Phase II $500,000 work commitment, and extended subsequent work commitments by one-year. Anglo Platinum met its minimum required expenditure for the first six-month period and its second ten-month work commitment. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. Before proceeding with this commitment Solitario and Anglo Platinum must negotiate and sign a definitive operating agreement by May 16, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project.

          Other Brazil projects

          The Mercurio Gold project is located in Para State in northern Brazil approximately 250 km south of the town of Itaituba. It consists of 173 claims covering 16,200 hectares. An agreement dated March 14, 2005, with the underlying claim and surface rights holder provides for transfer of a 100% interest of the mineral estate to Solitario and payment of approximately $350,000 over a period of 60 months. The owner retains a 1.5% net smelter return that is subject to purchase by Solitario for approximately $1,000,000.

          In June of 2005 Solitario signed an agreement with the operator to acquire a 100% interest in the Odin gold property in the state of Para, Brazil. This agreement provided for payments to the operator of $276,000 over a period of four years. The operator would have maintained a 1% royalty on gold production subject to a buyout of $1,000,000. Four holes were drilled on the property. In December 2005, Solitario decided to withdraw from the agreement and Solitario has recorded a $2,000 impairment for the property.

Bolivia

          Triunfo

          In August 2003, Solitario signed an Option Agreement to acquire a 100% interest in the Triunfo gold-silver-lead-zinc property in west-central Bolivia. The agreement was amended in March 2004. Terms of the Option Agreement call for escalating payments totaling $170,000 over a four-year period to the underlying owners. The first, second and third payments to the owners of $10,000, $12,500 and $12,500, respectively, have been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario has completed the first year $100,000 work commitment as part of its five-year $2.3 million work commitment.

Mexico

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the 918 hectare Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. As of December 31, 2005, Solitario is conducting surface exploration work to determine if a future drilling program is warranted.

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purismas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. At the end of the six-month period, Solitario may elect to option any or all of the four properties. Solitario is evaluating which, if any of these properties we will elect to option. Additionally, this agreement provides for payments to the same Mexican National in the case that certain property were acquired within the Pachuca District of Hidalgo State. The El Cura claim of 13,600 hectares was acquired subject to this provision.

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan, Mexico. Solitario paid $5,000 in concession fees (plus tax) to the Mexican government for the 10,000-hectare concession. As of December 31, 2005, Solitario is conducting surface exploration work to determine if a future drilling program is warranted.

United States

          Windy Peak Gold-Silver Project, Nevada, USA

          On July 12, 2004, Solitario signed an agreement (the "WP Agreement") with Silverthorn Exploration, Inc. ("Silverthorn"), a private Nevada exploration company, to earn up to an 80% interest in the Windy Peak property. To earn an 80% interest in the property, the WP Agreement called for Solitario to make payments to Silverthorn of $100,000 and spend $5,300,000 on exploration and development over a five year period. On June 28, 2005, Solitario elected to terminate its option to earn an interest from Silverthorn and recorded a $10,000 impairment related to the Windy Peak project.

Exploration expense

          The following items comprised exploration expense:

(in thousands)	2005	2004	2003
Geologic, drilling and assay	$923	$770	$488
Field expenses	727	479	237
Administrative	522	250	150
Joint venture reimbursement	(100)	(411)	(457)
Total exploration expense	$2,072	$1,088	$418

3. Related party transactions:

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $423,000, $390,000, and $351,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR Gold Corp. ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares at the fair market value on July 28, 2004 of $57,000 and an acquisition of the new TNR shares and warrants. Solitario recorded a loss on sale of marketable equity securities of $73,000 during the year ended December 31, 2004. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2005, Solitario owns warrants for the purchase of 500,000 shares of TNR, which it received in exchange for TNR shares during 2004. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $20,000 and $38,000 for the increase in the value of its warrants during the years ended December 31, 2005 and 2004, respectively. There were no gains and losses recorded for the fair value of the TNR warrants in 2003. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

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

          In October 2001, Solitario invested in two 10% convertible secured promissory notes ("Senior Notes") totaling $1,000,000 out of $3,600,000 Senior Notes issued by Crown. The first Senior Note (the "Solitario Note") of $350,000 had a conversion price of $0.2916 per share and the second Senior Note of $650,000 had a conversion price of $0.35 per share. The independent Board members of Crown and Solitario approved the investment in the Notes. Solitario was paid $50,000 in cash as interest income under the Senior Notes for the year ended December 31, 2004. Solitario was paid 249,718, and 182,440 Crown shares, respectively with market values on the date of issuance of $207,000 and $74,000, respectively, as interest income under the Senior Notes for the years ended December 31, 2003 and 2002. On July 14, 2004, Solitario converted $1,000,000 face value of Crown Senior Notes into 3,132,509 shares of Crown common stock, which included 75,367 Crown shares, with a market value of $142,000 on the date of issuance, for accrued interest through the date of conversion on the Notes. Solitario recorded $949,000, the net book value of Crown Senior Notes, as marketable equity securities for the Crown shares received upon conversion of the Senior Notes.

          As part of the investment in the Senior Notes, Solitario also received two warrants. The first warrant gave Solitario the right to purchase 1,857,143 shares of Crown for $0.75 through October 2006 and the second warrant gave Solitario the right to purchase 1,200,000 shares of Crown at $0.60 through October 2006. The fair value of the warrants at the time of issuance, $110,000, was recorded as a discount to the Senior Notes. This discount was being amortized over the life of the Senior Notes as additional interest income. On July 12, 2004, Solitario exercised the two Crown warrants on a cashless exercise basis per the terms of the warrants. Solitario received a total of 1,973,626 shares of Crown common stock from the exercise of these warrants. The fair value of the warrants, based upon a quoted bid price, was $3,849,000 at July 12, 2004, just prior to exercise and $5,591,000 at December 31, 2003. Solitario recognized any increase or decrease in the fair value of the warrants as an unrealized gain or loss on derivative instruments in the consolidated statement of operations. Solitario recorded a decrease in the value of TNR warrants of $20,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively. Solitario recorded a decrease in the value of the Crown warrants of $1,742,000 for the year ended December 31, 2004 and an increase in the value of the Crown warrants of $5,438,000 for the year ended December 31, 2003. Solitario recorded $3,849,000, the net book value of our Crown warrants, as marketable equity securities for the Crown shares received upon exercise of our Crown warrants.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of December 31, 2005, the Signing Shareholders collectively held 16,443,548 shares or 35.7% of the outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of December 31, 2005, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting.

          As of December 31, 2005, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of December 31, 2005, the fair market value of these shares was $13,965,000.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and Solitario.

4. Income Taxes:

          Solitario's income tax expense (benefit) consists of the following as allocated between foreign and United States components:
(in thousands)	2005	2004	2003
Deferred:
United States	$ 31	$ (645)	$ 2,207
Foreign	-	(51)	(164)

Operating loss and credit carryovers:
United States	226	(290)	(1,538)
Foreign	-	51	164
Income tax expense (benefit)	$ 257	$ (935)	$ 669

          Consolidated income (loss) before income taxes includes losses from foreign operations of $2,476,000, $1,457,000, and $1,092,000 in 2005, 2004 and 2003, respectively. During 2005 and 2004, Solitario recognized income tax deductions of $28,000 and $483,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $11,000 and $188,000, respectively, for the income tax benefit of these deductions. During 2005, 2004 and 2003, Solitario recognized other comprehensive income related to unrealized gains on marketable equity securities of $1,804,000, $6,356,000 and $1,586,000, respectively. Other comprehensive income has been charged $704,000, $2,481,000 and $607,000, respectively, for the income tax expense associated with these gains.

          The net deferred tax assets/liabilities in the December 31, 2005 and 2004 consolidated balance sheets include the following components:
(in thousands)	2005	2004
Deferred tax assets:
Net operating loss (NOL) carryovers	$ 5,516	$ 5,101
Capital loss carryovers	-	21
Royalty	1,560	1,560
Other	55	26
Valuation allowance	(4,363)	(3,754)
Total deferred tax assets	2,768	2,954
Deferred tax liabilities:
Unrealized gain on derivative securities	1,599	1,551
Exploration costs	870	870
Unrealized gains on marketable equity securities	3,869	3,166
Other	12	-
Total deferred tax liabilities	6,350	5,587
Net deferred tax liabilities	$ 3,582	$ 2,633

          At December 31, 2005, Solitario has classified $1,362,000 of its deferred tax liability as current, related to the current portion of its investment in Crown common stock.

          A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the expense (benefit) for income taxes is as follows:
(in thousands)	2005	2004	2003
Expected income tax expense (benefit)	$ (620)	$ (1,310)	$ 1,368
Non-deductible foreign expenses	202	72	(60)
Foreign tax rate differences	25	7	1
State income tax	33	(122)	338
Expiration of loss carryovers	-	-	542
Change in valuation allowance	609	422	(1,530)
Other	8	(4)	10
Income tax expense (benefit)	$ 257	$ (935)	$ 669

          During 2005 and 2004, the valuation allowance was increased by $609,000 and 422,000, respectively primarily as a result of increases in net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized. During 2003, the valuation allowance was reduced by $1,530,000 to reflect the projected utilization of net operating loss carryforwards for which no income tax benefit was previously provided.

          At December 31, 2005, Solitario has unused US Net Operating Loss ("NOL") carryovers of $4,726,000 which begin to expire commencing in 2010. Solitario also has foreign NOL carryovers at December 31, 2005 of $10,863,000 that begin to expire four years after the first year in which taxable income arises. In connection with the Bankruptcy of Crown and Solitario's acquisition of Altoro Gold Corp., Solitario had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Solitario's carryovers is limited to approximately $614,000 per year.

5. Fair Value of Financial Instruments:

          For certain of Solitario's financial instruments, including cash and cash equivalents, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities are carried at their estimated fair value based on quoted market prices.

          The fair value of the Crown shares was $13,965,000 and $12,143,000 at December 31, 2005 and 2004, respectively. The fair value of the TNR shares was $94,000 and $112,000 at December 31, 2005 and 2004, respectively.

          The fair value of the TNR warrants was $18,000 and $38,000 at December 31, 2005 and 2004. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the consolidated statement of operations.

6. Commitments and Contingencies:

          In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2. Solitario estimates its 2006 mineral property rental and option payments to be approximately $378,500. If Solitario's current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2006, Solitario would be reimbursed for approximately $37,500 of those costs. Solitario's mineral property agreement at the El Triunfo Property in Bolivia commits us to exploration expenditures of $200,000 in 2006 in order to maintain our option to purchase.

          Solitario has committed to spend $3,773,000 over the next four years on gold exploration in regions ("Alliance Projects") that are mutually agreed upon by Newmont Exploration and Solitario. As of December 31, 2005, we have expended $335,000 of the total commitment of $3,773,000.

          Solitario has entered into certain month-to-month office leases for its field offices in Peru and Brazil. The total rent expense for these offices during 2005, 2004 and 2003 was approximately $36,000, $29,000, and $17,000, respectively. In addition, Crown leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office and Solitario is a co-signor on the lease, which provides for minimum annual rent payments of $27,000 in 2006. Crown paid approximately $30,000 for rent expense under this lease in 2005. Should the Crown - Kinross merger be completed Solitario will assume the liability for the Wheat Ridge office lease.

7. Stock Option Plan:

          On March 4, 1994, Solitario's Board of Directors (the "Board") adopted the 1994 Stock Option Plan (the "Plan"). The Plan has a ten-year duration and terminated during 2004. As of December 31, 2005, no more options may be granted under the Plan. Up to 1,100,000 shares of Solitario's common stock were authorized for issuance under the Plan. The Board voted for, and shareholders approved, amendments that have increased the authorized shares under the Plan to 3,736,000 as of June 2002.

          All options have been granted at exercise prices that are equal to the quoted market price of the stock on the grant date. The options expire five years from the date of grant, and are subject to certain vesting provisions, as determined by the Board.

          The activity in the Plan for the three years ended December 31, 2005 is as follows:
	2005		2004		2003
	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)
Outstanding, beginning of year	2,272,500	0.82	3,488,500	0.95	3,372,000	0.96
Granted	-	-	-	-	192,500	0.77
Exercised	(32,500)	0.75	(1,121,000)	1.17	(16,000)	1.16
Expired	-	-	(95,000)	1.25	(60,000)	1.16
Outstanding, end of year	2,240,000	0.82	2,272,500	0.82	3,488,500	0.95
Exercisable, end of year	2,219,375	0.83	2,073,750	0.83	3,019,125	0.97

          As a result of the repricing of existing options in 1999, Solitario began to account for the repriced awards as variable as of July 1, 2000, in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)." Accordingly, an increase in the current market price of Solitario common stock above the higher of the option strike price and the market price of Solitario's common stock as of July 1, 2000, multiplied by options outstanding will be recorded as compensation expense over the vesting term of the options. A subsequent reduction in the current market price, to the extent of previously recorded compensation expense will be credited as a reduction of compensation expense. There was no compensation expense recorded during 2005, 2004 or 2003 as a result of variable accounting for the repriced options. As of December 31, 2005 all repriced options have expired.

          The following table summarizes Solitario's stock options as of December 31, 2005:

Options Outstanding		Options Exercisable
Exercise price Cdn$	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Cdn$	Number Exercisable	Weighted Average Exercise Price Cdn$
$0.65	50,000	2.1	$0.65	50,000	$0.65
$0.73	1,075,000	1.2	$0.73	1,075,000	$0.73
$0.81	135,000	2.6	$0.81	114,375	$0.81
$0.94	980,000	0.1	$0.94	980,000	$0.94
Total	2,240,000	0.8		2,219,375

8. Stockholders' Equity:

          Because Solitario owned 6,071,626 shares of Crown, as part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock. These shares of Solitario common stock were recorded as treasury stock at $1,541,000, the fair value of the shares on July 26, 2004, the date of the spin-off by reducing the basis in Solitario's holdings of Crown common stock. Upon retiring these shares Solitario reduced common stock by $13,000 and reduced additional paid in capital by $1,528,000.

          During 2005 options for 32,500 shares of Solitario common stock were exercised for proceeds of $21,000.

9. Selected Quarterly Financial Data (Unaudited):
(in thousands)	2005
	March 31,	June 30,	Sept. 30, (1)	Dec. 31,
Net income (loss)	$ (413)	$ (711)	$ 38	$ (994)
Earnings (loss) per share: Basic Diluted	$ (0.02) $ (0.02)	$ (0.03) $ (0.03)	$ 0.00 $ 0.00	$ (0.04) $ (0.04)
Weighted shares outstanding: Basic Diluted	26,887 26,887	27,429 27,429	27,433 28,611	27,456 27,456

(in thousands)	2004
	March 31,	June 30,	Sept. 30, (2)	Dec. 31,
Net income (loss)	$ (946)	$ (1,861)	$ 228	$ (346)
Earnings (loss) per share: Basic Diluted	$ (0.04) $ (0.04)	$ (0.07) $ (0.07)	$ 0.01 $ 0.01	$ (0.01) $ (0.01)
Weighted shares outstanding: Basic Diluted	25,133 25,133	25,722 25,722	25,228 26,346	24,693 24,693

(1) Solitario reported net income during the third quarter of 2005 primarily related to the Crown dividend payment of $1,275,000 received on July 26, 2005.
(2) Solitario reported net income during the third quarter of 2004 primarily related to $612,000 of unrealized gain on derivative instruments related to its investment in Crown warrants. In addition, during the third quarter of 2004 Solitario recorded an increase in its deferred tax liabilities related to its holdings of Crown stock from conversions of Crown Senior Notes and Crown warrants, which caused Solitario net deferred tax liabilities to exceed its deferred tax assets at September 30, 2004. This allowed Solitario to recognize deferred tax benefit of $253,000, primarily related to its year to date loss during the quarter. Previously Solitario had provided a valuation allowance that had completely offset its net operating loss carryforwards.

10. Subsequent Events

          On February 24, 2006 Crown and Kinross amended the Merger Agreement to (i) extend the date on which either party may terminate the Merger Agreement if the merger contemplated therein has not closed (the "Termination Date") from March 31, 2006 to December 31, 2006, (ii) removed the valuation collar on the transaction, which had previously capped the transaction value at $110 million and (iii) reduced the exchange ratio to 0.32 shares from the previous exchange ratio of 0.34 shares of Kinross common stock for each share of Crown common stock.

          During the first quarter of 2006, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 980,000 shares of Solitario common stock at an exercise price of Cdn$0.94 per share and 50,000 shares of Solitario common stock at an exercise price of Cdn$0.65 per share, respectively.

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

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date that there were deficiencies in our disclosure controls and procedures. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our disclosure controls and procedures, lack of formal accounting policies and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. However our Chief Executive Officer and our Chief Financial Officer have concluded that our system of disclosure controls were effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

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

          Within the quarter ended December 31, 2005, there were no changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Directors.

          The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005 pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "2006 Proxy").

          (b) Executive Officers.

          The information with respect to this item is incorporated herein by reference to the section entitled "Management of Solitario Resources Corporation" in the 2006 Proxy.

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the section entitled "Management and Executive Compensation" in the 2006 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the 2006 Proxy.

Item 13. Certain Relationships and Related Transactions

          The information required under Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2006 Proxy.

Item 14. Principal Accounting Fees and Services

          The information required under Item 14 is incorporated herein by reference to the section titled "Principal AccountingFees and Services" in the 2006 Proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2005, and December 31, 2004
Consolidated Statements of Operations for the years ended December 31, 2005, December 31, 2004, and December 31, 2003
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, December 31, 2004, and December 31, 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004, and December 31,2003
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

SOLITARIO RESOURCES CORPORATION

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	March 28, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	March 28, 2006
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	March 28, 2006
James R. Maronick Chief Financial Officer
| | | | | | | | | | | |
/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Daniel E. Leonard		the Board of	March 28, 2006
Daniel E. Leonard		Directors

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

10.13

Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.14

Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.15

Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 to Solitario's Form 10-K filed on March 24, 2005)
21.1	Subsidiaries of Solitario Resources Corporation
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.1

SOLITARIO RESOURCES CORPORATION
Schedule of Subsidiaries
December 31, 2005

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
- Minera Solitario Peru, S.A. [Peru] - 100%
- Minera Bongara, S.A. [Peru] - 100%
- Minera Soloco, S.A. [Peru] - 100%
- Mineracao Solitario Brazil, Ltd [Brazil]- 100%

Exhibit 24.1

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, of Solitario Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Mark E. Jones, III	March 16, 2006
Mark E. Jones, III
/s/ Daniel E. Leonard	March 16, 2006
Daniel E. Leonard
/s/ Christopher E. Herald	March 16, 2006
Christopher E. Herald
/s/ Leonard Harris	March 16, 2006
Leonard Harris
/s/ John Hainey	March 16, 2006
John Hainey