Form 10-K/A
period 2005-12-31
SOLITARIO RESOURCES CORP
filed 2006-05-04
CIK 917225

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference: None

TABLE OF CONTENTS

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III and the Exhibit Index contained in Part IV, Item 15(b) filed as part of its Annual Report on From 10-K. Such information was to be incorporated by reference from the Registrant's definitive proxy statement in connection with the Registrants 2006 Annual Meeting of Shareholders. However, since the date of the original filing of the Form 10-K, the Company has determined that it will not file its definitive proxy statement within 120 days following the end of its fiscal year and, in accordance with SEC rules, must file an amendment to its Form 10-K to include the disclosures required by Part III of Form 10-K. In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

Item 10 Directors and Executive Officers of the Registrant

          (a) Identification of Directors.

          The Board of Directors currently consists of five Directors. On April 19, 2006, the Board of Directors increased the number of members of the Board of Directors from five to six, effective on June 27, 2006, the date of the Annual Meeting, in accordance with Solitario's Bylaws. Mr. Leonard will not be standing for re-election. Mr. Webster and Mr. Labadie have been nominated to stand for election for the vacant seats. The Directors elected at the Annual Meeting will serve until the next Annual Meeting of Shareholders and until their successors are elected and qualified. Certain information regarding each of our current directors and current nominees for directors is set forth below.
Name	Age
Mark E. Jones, III, Chairman	66

Mr. Jones has been Chairman of the Board since August 1993. Mr. Jones has also been a Director of Crown Resources Corporation ("Crown") since it commenced operations in February 1989. He was Chairman of the Board of Crown from February 1989 to June 2002 when he was appointed Vice-Chairman. He was President of Crown from September 1989 to November 1990. Prior to his association with Crown, Mr. Jones was a founding partner of Jones, Loyd & Webster, Inc., a Houston-based corporate finance and investment banking firm that specialized in oilfield equipment financing. Mr. Jones also serves as Chairman of Brazauro Resources, a gold exploration company based in Houston, Texas. Mr. Jones attended the University of Texas.

John Hainey Current Director	73

Mr. Hainey has been a director since 1999. He is an independent financial consultant and spent the last ten years, before his retirement, as a mining analyst in the Canadian investment industry with Dundee Securities Corporation (formerly Eagle & Partners), Yorkton Securities Inc., Loewen, Ondaatje, McCutcheon & Company and Canaccord Capital Corporation. Prior to 1988, Mr. Hainey spent over 30 years working in the mining industry, both in Canada and abroad, which covered engineering, operations, consulting and business development and included 17 years with BP Resources Canada Ltd. Mr. Hainey is a member of the Association of Professional Engineers of Ontario and Saskatchewan and of the Canadian Institute of Mining and Metallurgy. He is also a Chartered Engineer (U.K.) and a Fellow of the Institution of Mining and Metallurgy (U.K.). He holds an A.C.S.M. (Hons.) in Mining Engineering from the Camborne School of Mines in England.

Leonard Harris Current Director	78

Mr. Harris has been a director since June 1998.  Prior to his retirement from Newmont Mining Corporation, Mr. Harris gained over 50 years experience in the mining industry including serving as General Manager of Minera Yanacocha, South America's largest gold mine, and Vice President and General Manager of Newmont Latin America. Mr. Harris has over 20 years experience in managing mining operations in Latin America that include base metal and gold deposits, underground and open pit mines, gold and base metal processing plants and smelting and refining operations.  Mr. Harris currently serves on the boards of Corriente Resources, Inc., Canarc Resources Corp., Cardero Resources Corp., Endeavour Gold Corp., Sulliden Exploration Inc., Alamos Gold, Inc. and Veneroso & Associates.  He is a 1949 graduate metallurgist of The Mount Morgan School of Mines (Australia)

Christopher E. Herald Current Director	52

Mr. Herald has been a Director since August 1992. He has also served as Chief Executive Officer since June 1999 and President since August 1993. Mr. Herald has also served as a Director of Crown since April 1989, as Chief Executive Officer of Crown since June of 1999, President of Crown since November 1990 and was Executive Vice President of Crown from January 1990 to November 1990. Prior to joining Crown, Mr. Herald was a Senior Geologist with Echo Bay Mines and Anaconda Minerals. Since 1998, Mr. Herald has also served as a Director to TNR Resources, a mineral exploration company located in Vancouver, British Columbia. In January 2004, Mr. Herald was appointed to the Board of Griffon Gold Corporation, a privately held gold mining company. Mr. Herald received a M.S. in Geology from the Colorado School of Mines and a B.S. in Geology from the University of Notre Dame.

Daniel Leonard Current Director, Mr. Leonard will not be standing for re-election at the Registrant's 2006 Annual Meeting.	69

Mr. Leonard has been a director since June 1999. Prior to his retirement in 1999, Mr. Leonard served as Senior Vice President of INVESCO, an international financial services firm, for 24 years where he managed funds including INVESCO's Strategic Growth Portfolio. Before joining INVESCO, Mr. Leonard was associated with Hanover Bank, Central Carolina Bank and Heritage Research Corporation. Mr. Leonard has a B.A. degree from Washington & Lee University and attended the New York University Graduate School of Business.

Brian Labadie Nominee for Director	53

Mr. Labadie is a director of Crown and has over thirty years experience in the mining industry including the last eight years with Miramar Mining Corporation where he is currently the Executive Vice President, COO. Prior to that, Mr. Labadie spent nine years with Echo Bay Mines, Ltd. as Vice President of Operations, including full operational and management responsibility for the Kettle River Mine in Republic, Washington. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

Steven A. Webster Nominee for Director	54

Mr. Webster was appointed as a director of Crown, in June 2002, pursuant to the Plan of Reorganization. Mr. Webster previously was a director of Crown from the time we commenced operations until June 2001 when he did not stand for re-election. Since 2000, Mr. Webster has been Chairman of Global Energy Partners, which is affiliated with CSFB Private Equity and makes private equity investments in the energy industry. He also serves as Chairman of Carrizo Oil & Gas, Inc. (CRZO/Nasdaq), an oil and gas exploration company, and Basic Energy Services Inc., a privately held well services contractor. Mr. Webster is a director of Grey Wolf Inc. (GW/ASE), a land drilling rig contractor, Camden Property Trust (CPT/NYSE), a real estate investment trust, Brigham Exploration Company (BEXP/Nasdaq), an oil and gas company, Goodrich Petroleum Corporation (GOP/NYSE), an oil and gas company, Seabulk International Inc. (SBLK/Nasdaq), a marine transportation and service provider, Geokinetics Inc. (GEOK/OTC), a geophysical company, and various private companies. Mr. Webster was the founder, Chairman and CEO of Falcon Drilling Company (FLC/NYSE), President and CEO of its successor, R&B Falcon Corporation (FLC/NYSE), through 1999, and Vice Chairman until the sale of the company to Transocean Inc. in 2001. He is a graduate of Purdue University and holds an MBA from Harvard Business School. Mr. Webster serves on the Dean's Advisory Board of Purdue's Krannert School.

          (b) Identification of Executive Officers.

          The following biographies describe the business experience of our executive officers:

          Christopher E. Herald, Chief Executive Officer.   See Directors biographies above

          Walter H. Hunt (55) has been Vice President - Operations and President - South American Operations since June of 1999. He also served as Vice President - Peru Operations from July 1994 until June 1999. Mr. Hunt has also been Vice President - Operations of Crown since 1994. Mr. Hunt has over 20 years of exploration, development and operational experience with Anaconda Minerals, Noranda and Echo Bay Mines where he served as Superintendent, Technical Services and Chief Geologist at Echo Bay's Kettle River Operations. Mr. Hunt received his M.S. degree in Geology from the Colorado School of Mines and a B.S. degree from Furman University.

          James R. Maronick (50) has served as Chief Financial Officer and Chief Financial Officer of Crown since June 1999 and served as Vice President - Finance and Secretary/Treasurer and Vice President - Finance and Secretary/Treasurer of Crown since September 1997. Prior to that, Mr. Maronick served as Vice President - Finance and Secretary/Treasurer of Consolidated Nevada Gold Fields Corporation from November 1994 to September 1997. Mr. Maronick graduated with honors from the University of Notre Dame in 1977 with a BA in accounting and received his Masters degree with highest honors from the University of Denver in 1986.

          (c) Identification of Certain Significant Employees.

          Not Applicable.

          (d) Family Relationships.

          There are no family relationships between any director, executive officer, or person nominated or chosen by the Registrant to become a director or executive officer.

          (e) Business Experience.

          The business experience of each of our directors and executive officers is set forth in Item 10(a)-Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)-Identification of Executive Officers of this Annual Report on Form 10-K/A.

          The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a)Identification of Directors of this Annual Report on Form 10-K/A.

          (f) Involvement in Certain Legal Proceedings.

          On March 8, 2002, Crown filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy") in the United States Bankruptcy Court for the District of Colorado (the "Court"). As part of the Bankruptcy, Crown filed a Plan of Reorganization with the Court which was confirmed by the Court on May 30, 2002 and became effective June 11, 2002. Mr. Herald and Mr. Jones were officers and directors of Crown and Mr. Maronick and Mr. Hunt were officers of Crown prior to and since the filing of the Bankruptcy. To the best of the Registrant's knowledge none of our directors or executive officers has been involved, during the past five years, in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K other than as described above.

          (g) Promoters and Control Persons.

          Not Applicable.

          (h) and (i) Audit Committee and Audit Committee Financial Expert.

          The Audit Committee consists of Mr. Leonard, Mr. Harris and Mr. Hainey, each of whom is independent in accordance with the definition of the NYSE listing standards. The Board of Directors has determined that Mr. Leonard is an audit committee financial expert as defined by the SEC. Following the election of Directors at the Annual meeting, the Board expects to appoint Mr. Harris, Mr. Hainey and Mr. Labadie to the Audit Committee for the remainder of fiscal year 2006. The Board has determined that Mr. Hainey is an audit committee financial expert as defined by the SEC. The Audit Committee acts under a written charter adopted and approved by the Board of Directors, a copy of which was attached as Appendix A to the Proxy statement filed by the Registrant on April 27, 2005. The Audit Committee reviews Solitario's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls. The audit committee met five times during the year ended December 31, 2005.

          (j) Procedures for Stockholder Nominations to the Registrant's Board of Directors.

          No material changes to the procedures for nominating directors by our stockholders, as described in the Proxy statement filed by the Registrant on April 27, 2005 with respect to the 2005 Annual Meeting, has been made since such Proxy report was filed.

          Section 16(a) of the Securities Exchange Act of 1934 requires Solitario's Directors and executive officers, and persons who own more than ten percent of a registered class of Solitario's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Solitario. Officers, Directors, greater than ten percent shareholders are required by SEC regulation to furnish Solitario with copies of all Section 16(a) forms they file. To Solitario's knowledge, based solely on review of the copies of such reports furnished to Solitario and written representations that no other reports were required, during the fiscal year ended December 31, 2005, the following failed to meet Section 16(a) filing requirements applicable to officers, Directors, and greater than ten percent beneficial owners: Chris Herald filed one report on Form 4 late, covering one transaction; Walt Hunt filed one report on Form 4 late, covering one transaction; Mark Jones filed three reports on Form 4 late, covering eight transactions; Daniel Leonard filed one report on Form 4 late, covering one transaction; Leonard Harris filed one report on Form 4 late covering one transaction; and James Maronick filed two reports on Form 4 late, covering two transactions.

Code of Ethics

          Solitario adopted the Solitario Resources Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer (the "Code of Ethics") on March 17, 2004, a copy of which is incorporated by reference in this Form 10-K/A from Exhibit 14.1 to the Registrant's Form 10-K filed on March 24, 2005 and also may be found on our website at www.solitarioresources.com. Solitario intends to post amendments to or waivers from its Code of Ethics at this website location. Any person who wishes to receive a copy of the Code of Ethics may do so at no charge by written request to Investor Relations, Solitario Resources, 4251 Kipling St, Suite 390, Wheat Ridge, CO 80033.

Item 11. Executive Compensation

          Solitario was incorporated as a wholly owned subsidiary of Crown Resource Corp. of Colorado, ("CRCC") which is a wholly owned subsidiary of Crown. Prior to July 26, 2004 CRCC owned 9,633,585 shares of our common stock or approximately 37.1%. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 36,004 shares as of April 25, 2006, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares. Crown provides management and technical services to Solitario under a management agreement (the "Management Agreement") originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The modified agreement, which has a three year term, and continues on a monthly basis thereafter and may be terminated by either party with 180 day notice or by mutual consent of both Crown and Solitario. The Management Agreement provides for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Crown has entered into a merger agreement with Kinross Gold Corporation and it is anticipated that the Management Agreement with Crown will terminate if the transaction, as contemplated by such merger agreement, is completed. The executive officers of Crown and Solitario historically have been the same individuals, and we have reimbursed Crown for our share of management costs through the Management Agreement discussed previously. Upon the completion of the merger between Crown and Kinross, it is expected that the Crown management team will resign their respective positions at Crown and will contract directly with Solitario on a full time basis.

Compensation

Compensation of Directors

          Other than options granted pursuant to Solitario's 1994 Stock Option Plan (the "Plan"), our Directors have not been compensated in their capacities as Directors. There were no options granted to Directors during the most recently completed fiscal year. The Plan had a ten-year term, which expired in March of 2004, and as of December 31, 2005, no additional options may be granted under the Plan.

Executive Compensation

          Our current policy is that we do not directly pay cash compensation to our executive officers for their services to us. Our executive officers have been paid by Crown, whose subsidiary, CRCC is paid management fees by us pursuant to the Management Agreement between CRCC and us. Assuming the completion of the acquisition of Crown by Kinross, we anticipate that we will terminate the Management Agreement and offer our executive officers compensation packages similar to those currently in effect with Crown.

Summary Compensation Table

          The following table summarizes the annual compensation for the three fiscal years ended December 31, 2005, 2004, and 2003 paid to Solitario's named Executive Officers and the four most highly compensated executives of Solitario whose salary and bonus compensation was at least $100,000 in such years.
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards Securities Underlying Options Granted (#)	Awards Restricted Shares or Restricted Share Units ($)	All LTIP Payouts ($)	All Other Compensation ($)
Christopher E. Herald, CEO	2005	NONE	NONE	NONE	NONE	NONE	NONE	NONE
	2004	NONE	NONE	NONE	185,000	NONE	NONE	NONE
	2003	NONE	NONE	NONE	160,000	NONE	NONE	NONE

Option Grants during the Most Recently Completed Fiscal Year

          There were no stock options granted during the most recently completed fiscal year to our Chief Executive Officer.

Name	Securities underlying options granted (#)	% of total options granted to employees in fiscal year	Exercise or base price ($/security)	Expiration date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
					5%	10%
Christopher E. Herald, CEO	NONE	0%	N/A	N/a	N/A	N/A

Aggregated Option Exercises during the Most Recently Completed Fiscal and Fiscal Year-End Option Values

          The following table sets forth details of all exercises of stock options during the year ended December 31, 2005 by our Chief Executive Officer and the financial year-end value of unexercised options on an aggregated basis.

Name	Securities Acquired on exercise (#)	Value realized (Cdn$)	Number of Securities Underlying Unexercised options at fiscal year-end (#) Exercisable / Unexercisable	Value of unexercised in-the-money options at fiscal year-end(1) (Cdn$) Exercisable / Unexercisable
Christopher E. Herald	NONE	-	345,000/ 0	Cdn$339,000/ 0

(1) Value based on market price of Cdn$1.81 per share of Solitario Common Stock at December 31, 2005, less the exercise price.

Management Contracts

          We have no management contracts with any members of our executive management.

Compensation Committee Interlocks and Insider Participation

          The Board does not have a compensation committee or other committee performing similar functions. However the full board reviews the efforts of its executive management and determines the number, if any, of options to be granted to executive management based upon its evaluation of executive managements' performance in the context of Solitario's peer group companies, its industry and available options for grant in either Solitario's 1994 Stock Option Plan, through March 4, 1994, when the 1994 Stock Option Plan terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          To our knowledge, no person beneficially owns, directly or indirectly, or exercises control or direction over, more than five percent of our issued and outstanding common stock with the exception of Newmont Mining Corporation of Canada Limited ("Newmont") Sprott Securities, Inc. and Zoloto Investors, LP, which directly own 2,700,000, 4,486,800 and 2,095,035shares respectively, representing 9.8 percent, 16.3 percent and 7.6 percent, respectively of our issued and outstanding common stock.

          The following table sets forth, as of April 25, 2006, the beneficial ownership of our outstanding common stock by each of shareholders owning more than five percent, our Directors, nominees for Director, each named executive officer and all of our executive officers and Directors (but not nominees for Directors) as a group. Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(9)
John Hainey, Director	150,000(4)	*
Leonard Harris, Director	210,000(3)	*
Christopher E. Herald, CEO and Director	687,762(1)	2.5%
Daniel Leonard, Director	80,000(4)	*
Mark E. Jones, III, Director	408,000(2)	1.5%
Brian Labadie, Nominee for Director	23,810	*
Steven A. Webster, Nominee for Director	2,274,554(5)	8.3%
James R. Maronick, CFO	529,230(6)	1.9%
Walter H. Hunt, VP Operations	388,062(7)	1.4%
All directors and executive officers as a group	2,453,054(8)	8.6%
Sprott Securities, Inc Suite 3450 South Tower Royal Bank Plaza Toronto, ON M5J 2J2	4,486,800	16.3%
Newmont Mining Corporation of Canada 20 Eglinton Ave West, Suite 1900 Toronto, Ontario M4R 1K8	2,700,000	9.8%
Zoloto Investors, LP 1000 Louisiana, Suite 1500 Houston, TX 77002	2,095,035	7.6%

*     Indicates holdings of less than 1%.
(1)     Includes 185,000 shares that he has the right to acquire under options granted pursuant to the Plan.
(2)     Includes 145,000 shares that he has the right to acquire under options granted pursuant to the Plan.
(3)     Includes 140,000 shares that he has the right to acquire under options granted pursuant to the Plan.
(4)     Includes 80,000 shares that he has the right to acquire under options granted pursuant to the Plan.
(5)     Includes 2,095,035 shares from Zoloto Investors, LP, of which Mr. Webster is the sole member of the general partner
(6)     Includes 185,000 shares that he has the right to acquire under options granted pursuant to the Plan.
(7)     Includes 145,000 shares that he has the right to acquire under options granted pursuant to the Plan.
(8)     Includes the right to acquire 960,000 shares under options granted pursuant to the Plan and excludes shares held by nominees for director.
(9)     Percentage determined by the holder's shares plus the holder's options, if any, divided by the total outstanding shares plus the holder's options, if any.

Changes in Control

          As of April 25, 2006 none of our non-affiliated holders, including Sprott Securities, Inc., Newmont Mining Corporation of Canada and Zoloto Investors, LP exercise any significant control over the Company.

Securities Authorized for Issuance under Equity Compensation Plans

          See Part II, Item 5 of the Registrant's original Annual Report on Form 10-K for certain information regarding the Company's equity compensation plan.

Item 13. Certain Relationships and Related Transactions

Crown Resources Corporation

          On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares, of which it retains 36,004 shares as of April 25, 2006, for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 of our shares, from fractional shares, which it intends to sell. After the disposition of our shares retained for warrant holders and fractional shares, Crown will no longer own any of our shares.

          As of April 25, 2006 we own 6,071,626 shares of Crown common stock or approximately 15.0% of the outstanding shares of Crown. These shares of Crown common stock have a fair market value, based on the quoted market price of Crown common stock at April 25, 2006 of approximately $22,222,000.

Management and technical services agreement

          Crown provides management and technical services to us under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement we reimburse Crown for direct out-of-pocket expenses; pay management fees of 25% of Crown's corporate administrative costs for executive and technical salaries benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. These allocations are based upon estimated time and expenses spent by Crown management and employees on Crown activities and our activities. Management believes these allocations are reasonable and the allocations are periodically reviewed by management and approved by our independent Board members and by Crown's independent Board members. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees paid to Crown were $423,000 for 2005, $390,000 for 2004 and $351,000, for 2003. We anticipate the management and technical services agreement will be terminated if Crown's pending Merger with Kinross is completed.

Stockholder and Voting Agreement

          As of April 25, 2006 we own 6,071,626 of Crown. We have entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things, to convert any Senior Notes held by them to common shares prior to the record date for the special meeting, to vote, or cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of April 25, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at a meeting regarding the acquisition of Crown by Kinross.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and we are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and we agreed that we will each vote our owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on the third anniversary from the date of the first annual meeting of shareholders after the date of the Voting Agreement. As of April 25, 2006, the Signing Shareholders collectively held 16,443,548 shares or approximately 35.7% of the outstanding shares of Crown.

Item 14. Principal Accounting Fees and Services

Change in Registrant's Certifying Accountant.

          On September 1, 2004, Deloitte and Touche, LLP ("Deloitte") advised Solitario that it was resigning as the independent registered public accounting firm of Solitario effective immediately. On October 5, 2004, Solitario engaged Ehrhardt Keefe Steiner & Hottman PC as its new independent registered public accounting firm.

          Deloitte's audit report on Solitario's consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte's most recent audit report on Solitario's financial statements contained an explanatory paragraph relating to Solitario's adoption of Statement of Financial Accounting Standards No. 142 in 2003.

          During the Solitario's last two fiscal years and subsequent interim periods to September 1, 2004, there were no disagreements between Solitario and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

          Deloitte advised management that the conditions that gave rise to the restatement of the 2002 and 2001 financial statements were deemed material weaknesses in internal controls. The weaknesses were the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United State of America ("GAAP") in our financial statements and disclosures. This resulted in the classification of certain mineral rights as tangible assets rather than as intangible assets for accounting purposes, the capitalization of certain exploration expenses, and the classification of our investment in Crown warrants as marketable equity securities available for sale rather than as derivative instruments. Deloitte further advised Solitario that it believes that these material weaknesses constituted a reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

          Solitario provided to Deloitte a copy of the disclosures set forth above and requested Deloitte to furnish a letter addressed to the U.S. Securities and Exchange Commission (the "SEC") stating whether it agrees with the statements made by Solitario and, if not, stating the respects in which it does not agree. A copy of Deloitte's letter, dated September 08, 2004, addressed to the SEC regarding these disclosures was attached as Exhibit 16.1 to Solitario's Form 8-K filed with the SEC on September 8, 2004.

Audit Fees

          The following table summarizes the aggregate fees billed to Solitario by Ehrhardt Keefe Steiner & Hottman PC for the fiscal years ended December 31, 2005 and 2004.

	2005	2004
Audit Fees (1)	$37,000	$30,000
Audit related fees (2)	15,000	15,000
Tax fees	-	-
All other fees	1,000	-
Total	$53,000	$45,000

(1)     Fees billed for audit services in 2005 and 2004 consisted of:
                    Audit of our annual financial statements for 2004 and 2003, respectively.
                    Consent and other services related to SEC filings.
(2)     Represents fees billed related to reviews of our quarterly reviews in 2005 and 2004, respectively.

          On an annual basis the Audit Committee approves the proposed audit services and the fees related thereto by our independent auditors in advance of the year of service in accordance with the pre-approval policy adopted by the Audit Committee. The Audit Committee pre-approval policy requires that the Audit Committee determine that proposed services and related fees are required and reasonable under the circumstances. The Audit Committee considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has determined that the provision is compatible.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

          The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION
By:	/s/ James R. Maronick
Chief Financial Officer
Date:	May 3, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	May 3, 2006
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	May 3, 2006
James R. Maronick Chief Financial Officer
| | | | | | | | | | | |
/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Daniel E. Leonard		the Board of	May 3, 2006
Daniel E. Leonard		Directors

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

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 14.1 to Solitario's Form 10-K filed on March 24, 2005)
21.1	Subsidiaries of Solitario Resources Corporation
24.1	Power of Attorney
31.1 *	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith this Form 10-K/A