Form 10-Q
period 2006-03-31
SOLITARIO RESOURCES CORP
filed 2006-05-11
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2006
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	[ ]	NO	[ X]

          There were 28,489,492 shares of $0.01 par value common stock outstanding as of April 20, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	March 31,	December 31,
except per share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 2,213	$2,120
Joint venture receivable	45	-
Investments in marketable equity securities, at fair value	5,009	3,491
Investment in derivative instruments, at fair value	27	18
Prepaid expenses and other	66	36
Total current assets	7,360	5,665
Mineral properties, net	2,703	2,675
Investments in marketable equity securities, at fair value	15,134	10,568
Other assets	129	129
Total assets	$25,326	$19,037

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 79	$ 69
Due to Crown Resources Corporation	91	45
Deferred income taxes	1,954	1,362
Total current liabilities	2,124	1,476
Deferred income taxes	3,505	2,220
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding March 31, 2006 and December 31, 2005)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (28,489,492 and 27,459,492 shares issued and outstanding at March 31, 2006 and December 31, 2005)	285	275
Additional paid-in capital	27,164	25,909
Accumulated deficit	(17,594)	(16,973)
Accumulated other comprehensive income	9,842	6,130
Total stockholders' equity	19,697	15,341
Total liabilities and stockholders' equity	$25,326	$ 19,037

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands except per share amounts)	Three months ended March 31,
	2006	2005
Costs, expenses and other:
Exploration expense	$ 462	$ 291
Depreciation and amortization	10	4
General and administrative	144	160
Management fees	86	102
Unrealized gain on derivative instruments	(9)	(103)
Interest income	(8)	(11)
Loss before income taxes	(685)	(443)
Income tax benefit	64	30
Net loss	$ (621)	$ (413)
Basic and diluted loss per common share:	$ (0.02)	$ (0.02)
Basic and diluted weighted average shares outstanding:	27,976	26,887

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$ (621)	$ (413)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(9)	(103)
Depreciation and amortization	10	4
Option expense from vesting	2	-
Deferred income taxes	(64)	(30)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74)	214
Accounts payable	10	(71)
Due to Crown Resources Corporation	46	5
Net cash used in operating activities	(700)	(394)
Investing activities:
Additions to mineral properties	(28)	-
Additions to other assets	(10)	(64)
Net cash used in investing activities	(38)	(64)
Financing activities:
Exercise of stock options for cash	831	-
Sale of common stock for cash	-	3,774
Net cash provided by financing activities	831	3,774
Net (decrease) increase in cash and cash equivalents	93	3,316
Cash and cash equivalents, beginning of period	2120	76
Cash and cash equivalents, end of period	$2,213	$ 3,392

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral properties. At March 31, 2006, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. As of March 31, 2006, Crown holds 36,004 of Solitario's shares for the benefit of its warrant holders and Crown owns 93 shares of Solitario from fractional shares remaining after the spin-off, which Crown intends to sell, and has no other beneficial ownership interest in Solitario. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2006 and 2005 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2006.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2005. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation and except for the adoption of Statement of Financial Accounting Standards No. 123R, as discussed below under "Recent Accounting Pronouncements." The unaudited financial statements include amounts that have been reclassified to conform to current presentation.

Recent developments

          On April 16, 2006, Solitario signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo Platinum, Ltd. ("Anglo"), which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of Solitario's Pedra Branca Project. In addition Anglo agreed to reimburse Solitario for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 of care and maintenance costs through July 15, 2006. Solitario has recorded a receivable of $45,000 at March 31, 2006 from Anglo for these reimbursements.

          During the first quarter of 2006, Solitario completed the acquisition of two new exploration projects. Solitario capitalized $18,000 for initial staking and concession costs paid to the government and initial acquisition costs paid to a private Brazilian individual on its Pau d'Arco project in Brazil. Solitario also capitalized $10,000 for initial lease and option payments on its Titicayo project in Bolivia. Solitario will conduct exploration activities on these newly acquired properties during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

          As of March 31, 2006, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of March 31, 2006, the fair market value of these shares, based upon the quoted market price of Crown common stock, was approximately $20,036,000.

          On May 1, 2006 the government of Bolivia effectively nationalized its oil and gas production, by reducing the share of production a foreign owner of such assets may receive to 18%, and by ordering the Bolivian armed forces to forcibly occupy the country's largest gas fields. Solitario has a small mineral exploration program in Bolivia, covering two properties with total capital costs of approximately $30,000. The action by the Bolivian government did not include mining assets and does not directly affect Solitario's operations or assets; however Solitario will continue to monitor the actions of the Bolivian government for any future impact or potential impairment.

Employee stock compensation plans

          On January 1, 2006 Solitario adopted the revised Statement of Financial Accounting Standard No. 123, "Share Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative which Solitario previously used to account for its awards under its 1994 Stock Option Plan (the "Plan").

          Solitario adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes cost for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. There were no option grants during the three months ended March 31, 2006. Solitario has recorded a charge of $2,000 as compensation expense, which is included in general and administrative expense for the three months ended March 31, 2006. The results from prior periods have not been restated and accordingly, there was no stock option related compensation expense recorded in the first quarter of 2005.

          As of March 31, 2006, Solitario has 1,210,000 outstanding options granted pursuant to its 1994 Solitario Resources Corporation Stock Incentive Plan (the "Plan"). Under the Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The Plan expired in 2004 and no additional shares may be granted pursuant to the Plan. The fair value of each option was estimated on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and stock-price volatility based upon the historical quoted market prices of Solitario common stock, among other assumptions. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro-forma stock-based compensation expense could have been materially different from that reported.

          The following table summarizes the activity for all stock options outstanding as of March 31, 2006, with exercise prices equal to the fair market value on the date of grant and no restrictions on exercisability after vesting:

	Number of Shares	Weighted average exercise Price (Cdn$)
Outstanding, beginning of year	2,240,000	$0.82
Exercised	1,030,000	$0.93
Outstanding at March 31, 2006	1,210,000	$0.74
Exercisable at March 31, 2006	1,189,375	$0.74

          As of March 31, 2006 Solitario had 1,075,000 options exercisable at Cdn$ 0.73 per share that expire in March 2, 2007, 114,375 exercisable at Cdn$0.81 per share that expire August 8, 2008 and 20,625 unvested options exercisable at Cdn$0.81 per share, which will vest on August 8, 2006 and expire on August 8, 2008.

          As of March 31, 2006, there was $2,000 of unrecognized compensation expense related to unvested stock options, all of which will be recognized during 2006. The total intrinsic value of the stock options exercised during the first quarter of 2006 was $1,109,000. There were no options exercised in the first quarter of 2005. No stock options vested during the first quarter of 2006.

          Prior to the adoption of SFAS No. 123R, Solitario accounted for certain awards under the Plan in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share if Solitario had applied the fair value recognition provisions of SFAS No. 123R to options granted under the Plan for the first quarter of 2005:

Three months ended March 31,
(in thousands, except per share amounts)	2005
Net loss as reported	$(413)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4)
Pro forma net loss	$(417)
Basic and diluted net loss per share
As reported	$ (0.02)
Pro forma	$ (0.02)

    Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2006 and 2005. Potentially dilutive shares related to outstanding common stock options of approximately 1,210,000 and 2,273,000 for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

          In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. Solitario has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("Opinion No. 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior period application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity and SFAS No. 154 defines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. Solitario adopted SFAS No. 154 on January 1, 2006 and its adoption has not had a material effect on Solitario's consolidated financial position or results of operations or cash flows.

          In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payments" ("SFAS No. 123R") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and that the cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative to use Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25") intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and requires the recording of incremental cost for any modification of the terms or conditions of an award at the time of modification based upon the difference of the fair value of the modified award and the fair value of the award immediately before the modification. Solitario adopted SFAS No. 123R, as revised, on January 1, 2006 and has recognized non-cash option expense, which is included in general and administrative expense, of $2,000 during the three months ended March 31, 2006.

 2.       Comprehensive (loss) income

          The following represents comprehensive (loss) income and its components:

(in thousands)	Three months ended March 31,
	2006	2005
Net loss	$ (621)	$ (413)
Unrealized gain (loss) on marketable equity securities, net of related tax effects	3,712	(919)
Comprehensive income (loss)	$3,091	$(1,332)

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2006	2005
Geologic, drilling and assay	$ 140	$ 98
Field expenses	170	146
Administrative	197	111
Joint venture reimbursement	(45)	(64)
Total exploration costs	$ 462	$ 291

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. In April 2006, Solitario entered into the fourth amendment to the agreement, which extended the date by which Anglo and Solitario would complete a definitive operating agreement to July 15, 2006. As part of that fourth amendment, Anglo agreed to reimburse Solitario for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 of care and maintenance costs through July 15, 2006. Solitario has recorded a receivable of $45,000 at March 31, 2006 from Anglo for these reimbursements of costs incurred through March 31, 2006. During the first quarter of 2005 work related to the Anglo agreement was $64,000, which was billed as a joint venture receivable.

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

          Primarily as a result of the anticipated recognition of gain on Solitario's holdings of Crown common stock, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $5,459,000 and $3,582,000, respectively, at March 31, 2006 and December 31, 2005. Solitario has classified $1,954,000 and $1,362,000, respectively, of its deferred taxes as current related to the current portion of its investment in Crown at March 31, 2006 and December 31, 2005.

          During the first quarter of 2006, Solitario recorded $64,000 and as a deferred tax benefit in the statement of operations and recorded deferred tax expense of $2,373,000 to other comprehensive income related to unrealized gains of $6,085,000 on marketable equity securities and recorded a deferred tax benefit of $432,000 to additional paid-in capital related to stock option compensation expense from the exercise of 1,030,000 options during the first quarter of 2006. During the first quarter of 2005, Solitario recorded $30,000 as a deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $587,000 to other comprehensive income related to unrealized losses of $1,506,000 on marketable equity securities.

5.       Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $86,000, and $102,000 for the three months ended March 31, 2006 and 2005, respectively.

         On July 28, 2004, Solitario exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of March 31, 2006, Solitario owns a warrant for the purchase of 500,000 shares of TNR Gold Corp. ("TNR"), which it received in exchange for TNR shares during 2004. The TNR warrant is recorded at estimated fair market value based upon quoted prices, among other factors, and classified as derivative instruments. Solitario recorded a gain on derivative instruments of $9,000 and $103,000 for the increase in the value of its warrants during the three months ended March 31, 2006 and March 31 2005, respectively. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 Retained Shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off Crown distributed 962,302 Retained Shares upon exercise of its warrants and at March 31, 2006 holds 36,004 Retained Shares. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown retained 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of Solitario shares.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminates on June 25, 2006. As of March 31, 2006, the Signing Shareholders collectively held 16,443,548 shares or 35.7% of the outstanding Crown shares.

          Solitario entered into a stockholder and voting agreement with Kinross Gold Corporation ("Kinross"), along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger between Kinross and Crown, and against the acquisition of Crown by any person other than Kinross. As of March 31, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.5% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting at which the merger will be submitted to Crown's stockholders for approval.

          As of March 31, 2006, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of March 31, 2006, the fair market value of these shares, based upon the quoted market price of Crown common stock, was approximately $20,036,000.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and Solitario.

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2005, 2004 and 2003, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10K for the year ended December 31, 2005. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

Business Overview and Summary

          We are a precious and base metals exploration company. At March 31, 2006 we had exploration mineral properties in Peru, Bolivia, Mexico and Brazil. We are conducting exploration activities in all of those countries. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned.

          We have a significant investment in Crown at March 31, 2006, which consists of 6,071,626 shares of Crown common stock or approximately 13.2% of the outstanding Crown common shares. Crown announced in November 2003 that it had executed an acquisition agreement, whereby Kinross, will acquire all of the outstanding shares of Crown. Assuming the pending merger between Kinross and Crown is completed, we have estimated that as of April 25, 2006 our holdings of Crown common stock would convert into 1,942,920 shares of Kinross common stock with a value of approximately $23.1 million based upon the market price of $11.90 per Kinross share on April 25, 2006. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently we have no mineral properties in development. We currently own twelve mineral property projects under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

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

Recent Developments

          On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo, which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of the Pedra Branca Project. In addition Anglo agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 per month of care and maintenance costs through July 15, 2006. We have recorded a receivable of $45,000 at March 31, 2006 from Anglo for these reimbursements on costs incurred before March 31, 2006. See "Joint Ventures" below.

          During the first quarter of 2006, we completed the acquisition of two new exploration projects. We capitalized $18,000 for initial staking and concession costs paid to the government and initial acquisition costs paid to a private Brazilian individual on its Pau d'Arco project in Brazil. We also capitalized $10,000 for initial lease and option payments on its Titicayo project in Bolivia. We will conduct exploration activities on these newly acquired properties during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

          On May 1, 2006 the government of Bolivia effectively nationalized its oil and gas production, by reducing the share of production a foreign owner of such assets may receive to 18%, and by ordering the Bolivian armed forces to forcibly occupy the country's largest gas fields. We have a small mineral exploration program in Bolivia, covering two properties with total capital costs of approximately $30,000. The action by the Bolivian government did not include mining assets and does not directly affect our operations or assets, however we will continue to monitor the actions of the Bolivian government for any future impact or potential impairment.

Results of Operations

Comparison of the quarter ended March 31, 2006 to the quarter ended March 31, 2005

          We had a loss of $621,000 or $0.02 per share for the three months ended March 31, 2006 compared to a loss of $413,000 or $0.02 per share for the first quarter of 2005. As explained in more detail below, the primary reason for the increase in the loss in the first three months of 2006 from the loss in the first three months of 2005 was a significant increase in our net exploration expenditures which increased to $462,000 in the first quarter of 2006 compared to $291,000 in the first quarter of 2006. In addition there was a reduction in the recognition of unrealized gain of $94,000 on derivative instruments related to our holdings of TNR warrants during the first quarter of 2006 compared to 2005. During the first quarter of 2006 general and administrative expenses decreased to $144,000 compared to $160,000 during the first quarter of 2005, primarily as a result of foreign currency gains during 2006 compared with foreign currency losses in 2005. As a result of our pre-tax loss, we recorded income tax benefit of $64,000 and $30,000 during the quarters ended March 31, 2006 and 2005, respectively. We provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $462,000 during the first quarter of 2006 compared to $291,000 in the first quarter of 2005. During 2006 we significantly increased our exploration efforts on reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects, discussed above. Additionally, we increased our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement in January 2005, discussed below under "Joint Ventures." During the first three months of 2005, certain exploration expenses of $64,000 were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project compared to the reimbursement of certain care and maintenance expenses of $45,000 recorded during the first quarter of 2006. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. However, before proceeding with this commitment Solitario and Anglo Platinum must negotiate and sign a definitive operating agreement by July 15, 2006. The increase in our gross exploration costs primarily consisted of drilling, sampling and exploration in our Alliance Project areas, discussed below, as well as increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. We acquired two projects during the first quarter of 2006 and seven projects during the full year of 2005. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2006 and have budgeted our related net exploration expenditure to be approximately $3,307,000 for 2006. The primary factors in our decision to increase exploration expenditures in 2006 relate to the increase in capital resources expected from the anticipated completion of the Crown-Kinross merger, the Strategic Alliance and related private placement in January 2005 and increased exploration opportunities in Brazil and Mexico. This budget is subject to reduction, should the Crown - Kinross transaction be delayed or not completed during the second half of 2006.

          We recorded a gain on derivative instruments related to our holdings of TNR warrants of $9,000 during the first quarter of 2006 compared to a gain of $103,000 during the first quarter of 2005. During the first quarter of 2005 we owned two TNR warrants that were each exerciseable into 500,000 shares of TNR stock. One of these warrants expired in December 2005 and the other warrant may be exercised up to July 28, 2006 at a price of Cdn$0.16 per share. As a result of a smaller increase in the quoted price of TNR common stock, owning one warrant, rather than two, and the shorter remaining exercise period of the remaining warrant during the first quarter of 2006 compared to 2005, there was a reduction in the change in the fair value of our derivative instruments during 2006 compared to 2005. Our TNR warrants are classified as derivative instruments and any increase or decrease in the market value of the warrant is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our remaining TNR warrant, as determined by estimated market price for the warrant, increased to $27,000 at March 31, 2006 compared to $18,000 at December 31, 2005, primarily due to an increase in the quoted market price of a share of TNR common stock to Cdn$0.25 per share at March 31, 2006 compared to Cdn$0.22 per share at December 31, 2005. We anticipate any future changes in our derivative instruments to be entirely attributable to changes in the underlying value of a share of TNR common stock.

          During the first quarter of 2006 we recorded interest income of $8,000 compared to interest income of $11,000 during the same period in 2005. The decrease was a as a result of smaller cash balances during the first quarter of 2006 compared to 2005, when we received the $3,774,000 from the investment by Newmont Canada, discussed below, which was slightly mitigated by higher interest rates on our cash deposits in 2006. We expect our interest income will decrease in 2005 as we utilize our existing cash balances to fund our exploration program. However, we anticipate we will convert some of our investment in Crown common shares to cash upon the completion of the Crown Kinross merger, the completion and or timing of which we cannot predict.

          Depreciation and amortization expense was $10,000 during the first quarter of 2006 compared to $4,000 in the first quarter of 2005. This depreciation and amortization expense related to furniture and fixtures and reflects the depreciation on new equipment acquired during 2005, when our net furniture and fixtures, included in other assets, grew from $8,000 at December 31, 2004 to $97,000 at December 31, 2005.

          General and administrative costs were $144,000 during the first quarter of 2006 compared to $160,000 in the first three months of 2005. General and administrative costs decreased primarily related to a gain on foreign currency of $5,000 during 2006 compared to a foreign currency loss of $16,000 during 2005 related to our cash deposits in Canada. The remaining general and administrative costs were comparable between 2006 and 2005. We anticipate an increase in general and administrative costs in the future if the Crown and Kinross merger is completed and the management services agreement is terminated as discussed below.

          Management fee expense decreased to $86,000 in the first three months of 2006 compared to $102,000 in the first quarter of 2005. As there were no changes in the management agreement, the decrease in management fees are related to a decrease in managerial time spent by Crown on our activities during the first quarter of 2006 compared to the first quarter of 2005. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses.

          Assuming the successful acquisition of Crown by Kinross, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated our annual general and administrative costs would be approximately $400,000 to $500,000 higher as a result of increases in salaries and benefits, rent and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees of approximately $200,000. In the event that the merger of Crown with Kinross is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          We recorded a deferred tax benefit of $64,000 during the first quarter of 2006 compared to a benefit of $30,000 during the first quarter of 2005 related to the expected benefit of the currently generated net operating losses on United States activities which are expected to be available to offset future taxable income related to our gain on Crown warrants. We anticipate we will recognize this taxable gain upon either the sale of Crown common stock or, assuming the Crown Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. We provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. There were no property write-downs during the first quarter of 2006 or 2005.

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

          We had working capital of $5,236,000 at March 31, 2006 compared to working capital of $4,189,000 as of December 31, 2005. Our working capital consists primarily of our cash and cash equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2006 and December 31, 2005, we owned 6,071,626 shares of Crown common stock. The Crown shares are recorded at their fair market value of $20,036,000 and $13,965,000 at March 31, 2006 and December 31, 2005, respectively. In addition, we own other marketable equity securities with a fair value of $107,000 and $94,000 as of March 31, 2006 and December 31, 2005, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the first quarter of 2006, we recorded a gain on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $6,085,000, less related deferred tax expense of $2,373,000. During the first quarter of 2005, we recorded a loss on marketable equity securities of $1,506,000, less related deferred tax benefit of $587,000

          As of April 25, 2006 we owned 6,071,626 shares of Crown. Assuming the completion of the merger of Crown with Kinross as contemplated in the Crown Kinross merger agreement, we have estimated as of April 25, 2006, our investment in Crown securities would convert into approximately 1,942,920 shares of Kinross. These Kinross shares would be valued at approximately $23.1 million, based upon the quoted market price of $11.90 per share for each Kinross share on April 25, 2006. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          If the Crown and Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the first quarter of 2007.

          As of March 31, 2006 and December 31, 2005, we have recorded deferred tax liabilities of $5,459,000 and $3,582,000, respectively. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares and warrants. If the Crown transaction with Kinross is completed, we expect these deferred tax liabilities will become currently payable as we convert our Crown stock holdings into Kinross shares.

          Cash and cash equivalents were $2,213,000 as of March 31, 2006 compared to $2,120,000 at December 31, 2005. Our cash balances are considered adequate to fund our 2006 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Cash Flows

          Net cash used in operations during the first quarter of 2006 increased to $700,000 compared to $394,000 for the first quarter of 2005 primarily as a result of increased exploration expense related to new properties. In addition we had a net increase in receivables and prepaid expenses of $74,000 during 2006, compared to a net decrease in receivables and prepaid expenses of $214,000 during 2005, primarily related to payments received in 2005 from Anglo for Pedra Branca expenditures in 2004. These increased uses of cash were partially mitigated by increases in our accounts payable and our account due to Crown of $56,000 during 2006 compared to a use of cash of $66,000 from a net decrease in accounts payable and due to Crown during 2005.

          We used $28,000 for investing activities during 2006 for the additions of two new properties, Titicayo in Bolivia and Pau d'Arco in Brazil, discussed above under "Recent Developments." We had no similar additions in 2005. We also acquired additional furniture and fixtures of $10,000 during 2006 compared to $64,000 in 2005.

          Net cash provided from financing activities decreased to $831,000 in the first quarter of 2006 from $3,774,000 in the first quarter of 2005. During the first quarter of 2006, holders exercised options for 1,030,000 shares of our common stock for proceeds of $831,000. There were no similar option exercises during the first quarter of 2005. On January 18, 2005, we signed an agreement to form a strategic alliance (the "Strategic Alliance") with Newmont Overseas Exploration Limited ("Newmont"), a subsidiary of Newmont Mining Corporation, the world's largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for net proceeds of $3,774,000 pursuant to a private placement agreement (the "Private Placement"). See "Joint Ventures" below.

Contractual Obligations

          As of March 31, 2006, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current interests in mineral properties. While these payments are not fixed obligations since we can abandon the mineral properties after meeting a minimum work commitment at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $381,000 for 2006 if we elect to continue with our participation in all of our properties and do not take on additional contractual obligations. Approximately $37,000 of these annual payments are reimbursable to us by our joint venture partners. We may be required to make further payments in the future if we elect to exercise our options under those contracts. Our existing mineral property agreement at the El Triunfo Property commits us to exploration expenditures of $200,000 in 2006 in order to maintain our option to purchase.

          Additionally, we currently do not lease any facilities however we have co-signed the facilities leased by Crown for their Wheat Ridge, Colorado office. Assuming completion of the Crown transaction with Kinross, we estimate our facility lease costs will be approximately $32,000 per year, related to the Wheat Ridge, Colorado office.

Joint Ventures

          During the first quarter of 2006, we acquired priority to mineral rights covering 2,400 hectares from the Brazilian government at our Pau d' Arco project in Brazil. As a result of this acquisition we capitalized $18,000 of costs incurred and initial payments made pursuant to an agreement with a private Brazilian individual to gain access to the Pau d' Arco project. This agreement calls for access payments of approximately $61,000 for the first year of the agreement and payments totaling approximately $825,000 over four years, with a 1% royalty on mineral production. We may abandon the property at any time and no additional lease payments would be due. We are planning on conducting surface exploration work during 2006 to determine if a future drilling program is warranted.

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concession covering approximately 1,300 hectares, which comprise our Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease after which we will own a 99% participating interest in the concessions. We may abandon the property at any time with no additional lease payments are due. We are planning a drilling program in mid-2006, pending the results of initial current surface exploration work.

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. The property consists of two concessions totaling 918 hectares. The option agreement calls for Solitario to make an initial payment of $10,000 plus the 15% IVA (value added tax) on signing and for Solitario to make future escalating payments totaling $1,500,000 over a four-year period. As of March 31, 2006, we are conducting surface exploration work to determine if a future drilling program is warranted.

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purismas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement called for Solitario to make an initial payment of $15,000 on signing and provided for Solitario to conduct surface exploration on the four properties over a six month period. Solitario has elected to sign definitive option agreements on the Concepcion del Oro, Las Tortugas and Purisimas properties. The Concepcion del Oro and Purisimas properties require payments of $10,000 in 2006 and $25,000 in 2007 to maintain the option agreements in good standing. Las Tortugas requires payments of $10,000 in 2006 and $15,000 in 2007 to maintain the agreement. Work is ongoing on these properties to determine if drilling is warranted.

          The 47,000 hectare Pachuca Real property was staked in late 2005, and as part of the agreement with the private Mexican mineral concession holder discussed above a portion of the property covering 14,000 hectares, is subject to an option agreement providing for payments of $500,000 over four years. We are actively conducting exploration to determine the viability of drilling the Pachuca Real property later in 2006.

          In September 2005, Solitario completed an option agreement for the purchase of 100% of the mineral rights over the 8,550 hectare Mercurio property in the state of Para, Brazil. An initial payment of 20,000 Brazilian Reals (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reals (approximately $12,000) was made in 2005 on signing of a Definitive Agreement upon conversion of the existing washing claims to exploration claims. Further payments are required upon the conversion of garimpeiro licenses to exploration claims which is expected to occur in the second quarter of 2006. To purchase the property, an escalating scale of payments totaling 780,000 Reals are required over a sixty month period. A net smelter return of 1.5% is retained by the owner. This NSR can be extinguished with a payment of 2,300,000 Reals. All payments are indexed to inflation as of the signing of the agreement. The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property. On completion of all payments Solitario will receive title to 1,500 hectares of surface rights. Solitario may terminate the agreement at any time at its sole discretion. Solitario has conducted extensive soil sampling and auger testing of soils over selected portions of the property and has drilled approximately 2,200 meters of core as of March 31, 2006. Further work is planed for 2006.

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan. Solitario pays approximately $5,000 in concession fees (plus IVA) to the Mexican government for the 10,000-hectare concession. As of March 31, 2006, we are conducting surface exploration work to determine if a future drilling program is warranted.

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. We have spent approximately $435,000 as of March 31, 2006 of this commitment. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          As part of the Strategic Alliance we staked the 1,400 hectare Libertad property in August of 2005 within the Alliance Project Area. Surface work has been conducted including geologic mapping and sampling and a geophysical program is planned for the second quarter of 2006 to determine if drilling will be warranted later in 2006.

          Concurrent with the signing of the Strategic Alliance Letter of Intent, was the signing of a second Letter of Intent by us and Newmont Peru, Ltd. ("Newmont Peru"), to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Newmont Peru's future exploration results on an annual basis. Both the strategic alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subject to the companies signing a definitive agreement and various regulatory approvals.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II commitment was completed in late 2004. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. Before proceeding with this commitment Solitario and Anglo Platinum must negotiate and sign a definitive operating agreement. On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo, which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of the Pedra Branca Project. In addition Anglo agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 per month of care and maintenance costs through July 15, 2006. We have recorded a receivable of $45,000 at March 31, 2006 from Anglo for these reimbursements on costs incurred through March 31, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project.

          The 256 hectare Triunfo poly metallic exploration property in Bolivia was acquired in 2003. Lease obligations in 2006 and 2007 are $35,000 and $45,000, respectively in order to keep the agreement in good standing. The agreement also calls for a work commitment of $200,000 in 2006. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and drilling is planned for the second quarter of 2006.

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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our final 2005 mineral property rental and option payments were approximately $243,000. In 2006 we estimate mineral property rental and option payments to be approximately $381,000. Approximately $37,000 of these annual payments are reimbursable to us by our joint venture partners.

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. There were no mineral property write-downs in the three months ended March 31, 2006 or 2005. However, we may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At March 31, 2006 and December 31, 2005, we have recorded unrealized holding gains of $16,006,000 and $9,922,000, respectively, net of deferred taxes of $6,164,000 and $3,792,000, respectively, related to our marketable equity securities.

Derivative instruments

          As of March 31, 2006, we own a warrant for the purchase of 500,000 shares of TNR Gold Corp. ("TNR"), which we received in exchange for TNR shares during 2004. The TNR warrant is recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognize any increase or decrease in the fair value of this warrant as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded an increase in the fair value of our TNR warrant of $9,000 for the three months ended March 31, 2006 and we recorded a increase in the fair value of our TNR warrants of $103,000 for the three months ended March 31, 2005.

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

          (a)     Equity Price Risks

Solitario's investment in Crown is subject to equity market risk.

          As of March 31, 2006 a hypothetical increase of ten percent in the price of Crown common stock would increase the value of our holdings of Crown by $2,004,000 and increase other comprehensive income by and total stockholders' equity by the same amount, net of deferred taxes of $782,000. Additionally our working capital would also be increased by $501,000 from a hypothetical increase of ten percent in the price of Crown common stock.

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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the three months ended March 31, 2006, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended March 31, 2006, other than the steps taken above, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first quarter of 2006, there were no material changes to the Risk Factors disclosed in our 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the first quarter of 2006, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 980,000 and 50,000 shares of our common stock, at an exercise price of Cdn$0.94 and Cdn$0.65, respectively, per share, pursuant to Rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number                                                  Description
3.1	Amended and Restated Certificate of Incorporation of Solitario Resources Corporation, (incorporated by reference to Exhibit 3.1 to Solitario's Form 10/A filed on July 1, 2004)
3.2	Amended and Restated By-laws of Solitario Resources Corporation (incorporated by reference to Exhibit 3.2 to Solitario's Form 10/A filed on July 1, 2004)
4.1	Form of Common Stock Certificate of Solitario Resources Corporation (incorporated by reference to Exhibit 4.1 to Solitario's Form 10/A filed on July 1, 2004)
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION
May 10, 2006 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer