Form 10-Q
period 2006-06-30
SOLITARIO RESOURCES CORP
filed 2006-08-14
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2006
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

          Indicated by checkmark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act.)

YES	[ ]	NO	[X]

          There were 28,564,492shares of $0.01 par value common stock outstanding as of July 31, 2006.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except per share amounts)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,372	$2,120
Investments in marketable equity securities, at fair value	4,933	3,491
Investment in derivative instruments, at fair value	12	18
Prepaid expenses and other	143	36
Total current assets	6,460	5,665
Mineral properties, net	2,703	2,675
Investments in marketable equity securities, at fair value	14,889	10,568
Other assets	156	129
Total assets	$24,208	$19,037

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 81	$ 69
Due to Crown Resources Corporation	159	45
Deferred income taxes	1,924	1,362
Total current liabilities	2,164	1,476
Deferred income taxes	3,045	2,220
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding June 30, 2006 and December 31, 2005)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (28,554,492 and 27,459,492 shares issued and outstanding at June 30, 2006 and December 31, 2005)	286	275
Additional paid-in capital	27,886	25,909
Accumulated deficit	(18,819)	(16,973)
Accumulated other comprehensive income	9,646	6,130
Total stockholders' equity	18,999	15,341
Total liabilities and stockholders' equity	$24,208	$19,037

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended June 30,	Six months ended June 30,
	2006	2005	2006	2005
Costs, expenses and other:
Exploration expense	$ 642	$ 402	$ 1,104	$ 693
Depreciation and amortization	9	7	19	11
General and administrative	800	200	944	360
Management fees	89	99	175	201
Unrealized loss on derivative instruments	15	127	6	24
Property abandonment and impairment	-	28	-	28
Interest income	(11)	(13)	(19)	(24)
Loss before income taxes	(1,544)	(850)	(2,229)	(1,293)
Income tax benefit	319	139	383	169
Net loss	$(1,225)	$(711)	$(1,846)	$(1,124)
Basic and diluted loss per common share:	$(0.04)	$(0.03)	$(0.07)	$(0.04)
Basic and diluted weighted average shares outstanding:	28,512	27,429	28,246	27,175

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$ (1,846)	$ (1,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	6	24
Depreciation and amortization	19	11
Employee stock option expense from vesting	637	-
Deferred income taxes	(383)	(169)
Property abandonment and impairment	-	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(107)	230
Accounts payable	12	(72)
Due to Crown Resources Corporation	114	52
Net cash used in operating activities	(1,548)	(1,020)
Investing activities:
Additions to other assets	(46)	(106)
Additions to mineral properties	(28)	(1)
Net cash used in investing activities	(74)	(107)
Financing activities:
Issuance of common stock for cash	874	3,777
Net cash provided by financing activities	874	3,777
Net (decrease) increase in cash and cash equivalents	(748)	2,650
Cash and cash equivalents, beginning of period	2,120	76
Cash and cash equivalents, end of period	$1,372	$2,726

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages principally in the acquisition and exploration of mineral properties. At June 30, 2006, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). As a result of the issuance of shares subsequent to 1984, Crown's ownership of Solitario's shares was reduced to 37.1% as of July 26, 2004. On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders in a spin-off. As of June 30, 2006, Crown holds 3,077 of our shares for the benefit of its warrant holders. As of June 30, 2006, Crown owns 93 shares of Solitario from fractional shares remaining after the spin-off, which Crown intends to sell, and has no other beneficial ownership interest in Solitario. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario for the six months ended June 30, 2006 and 2005 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2006.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report on Form 10-K/A for the year ended December 31, 2005. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation. The unaudited financial statements include amounts that have been reclassified to conform to current presentation.

Recent developments

          On April 16, 2006, Solitario signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo Platinum, Ltd. ("Anglo"), which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of Solitario's Pedra Branca Project. In addition Anglo agreed to reimburse Solitario for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and 2006 and to pay up to $5,000 of care and maintenance costs through July 15, 2006. Solitario has recorded a receivable of $82,000 at June 30, 2006 from Anglo for these reimbursements. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Solitario's and Anglo Platinum's property interests will be held indirectly through a joint operating company that will hold a 100% interest in the mineral rights and other project assets. The relationship between Solitario and Anglo Platinum will be defined by a definitive Shareholders Agreement. Providing that Anglo Platinum and Solitario have signed the definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest.

          During the first six months of 2006, Solitario completed the acquisition of two new exploration projects. Solitario capitalized $18,000 for initial staking and concession costs paid to the government and initial acquisition costs paid to a private Brazilian individual on its Pau d'Arco project in Brazil. Solitario also capitalized $10,000 for initial lease and option payments on its Titicayo project in Bolivia. Solitario will conduct exploration activities on these newly acquired properties during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

          As of June 30, 2006, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.1% of the outstanding shares of Crown. These shares of Crown common stock have been recorded in its investment in marketable equity securities using the cost method. As of June 30, 2006, the fair market value of these shares, based upon the quoted market price of Crown common stock, was approximately $19,733,000. Crown announced in November 2003 that Crown had executed an acquisition agreement whereby Kinross Gold Corporation, ("Kinross") will acquire all of the outstanding shares of Crown (the Crown - Kinross merger"). Crown recently announced that a special meeting of Crown's shareholders will be held on August 31, 2006 to approve the Crown - Kinross merger. An affirmative vote of


two thirds of Crown shareholders eligible to vote at the special meeting is required to approve the Crown - Kinross merger.

          On May 1, 2006 the government of Bolivia effectively nationalized its oil and gas production, by reducing the share of production a foreign owner of such assets may receive to 18%, and by ordering the Bolivian armed forces to forcibly occupy the country's largest gas fields. Solitario has a small mineral exploration program in Bolivia, covering two properties with total capital costs of approximately $30,000. The action by the Bolivian government did not include mining assets and does not directly affect Solitario's operations or assets. Solitario will continue to monitor the actions of the Bolivian government for any future impact or potential impairment.

Stock-based compensation plans

          On January 1, 2006 Solitario adopted the revised Statement of Financial Accounting Standard No. 123, "Share Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and requires that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. SFAS No. 123R eliminates the alternative which Solitario previously used to account for its awards under its 1994 Stock Option Plan (the "Plan"). Solitario computes the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock as well as an estimate of forfeitures. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and pro-forma stock-based compensation expense could have been materially different from that reported.

          a.)     The 2006 Stock Option Incentive Plan

          On June 27, 2006 Solitario's shareholders approved the 2006 Stock option incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock. However, under the terms of the 2006 Plan, the total number of outstanding options from all plans may not exceed 2,800,000. Under the 2006 Plan, the market price is defined as the volume weighted average trading price of such shares traded on The Toronto Stock Exchange for the five trading days immediately preceding the date on which the option is granted by the Board.

          On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan at an exercise price of Cdn$2.77 per share, in accordance with the terms of the 2006 Plan. The quoted closing price of Solitario's common shares on June 27, 2006, the date of the grant was Cdn$2.85. The options have a five-year contractual life and vest 25% on the date of the grant and 25% on each anniversary date for the next three years, and become fully vested on June 27, 2009. All of the options granted on June 27, 2006 have the same terms. As of June 30, 2006, options for 413,750 shares were vested.

          Solitario determined the fair value of the 2006 Plan options on June 27, 2006, the date of grant, of $2,536,000 using a Black-Scholes option pricing model, for a weighted average fair value of $1.53 per share. In determining the fair value, Solitario has assumed a four-year effective life based upon expected volatility and past historical exercise patterns, an expected volatility of 76% that mirrors the historical volatility based upon daily quoted stock prices from the Toronto Stock Exchange over the prior four years, a risk-free interest rate of 5.3%, an exchange rate on the date of grant of 0.89193 Canadian dollars to each United States dollar, and an intrinsic value of Cdn$0.08 per share on the date of grant as discussed above. Solitario has elected cliff-vesting to recognize the fair value of the option grant over the vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate, based upon historical experience. Accordingly, Solitario has recognized $634,000 of option compensation expense, net of deferred taxes of $247,000, for 25% of the fair value as of the date of the grant, which has been included in general and administrative expense for the three and six months ended June 30, 2006. The unrecognized compensation related to non-vested options of $1,902,000 as of June 30, 2006 will be recognized over the next three years, or approximately $159,000 per quarter. None of the 1,655,000 options granted on June 27, 2006 have been exercised as of June 30, 2006 and Solitario has not capitalized any stock-based compensation.


          (b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the three and six months ended June 30, 2006 includes cost for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. Solitario has recorded a charge of $1,000 and $3,000, respectively, as compensation expense, which is included in general and administrative expense for the three and six months ended June 30, 2006, for options granted pursuant to its 1994 Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan") prior to, but not yet vested as of January 1, 2006. Although, no options from the 1994 Plan vested during the six months ended June 30, 2006, Solitario recognizes the grant date fair value on a straight-line basis over the vesting period. The results from prior periods have not been restated and accordingly, there was no stock option related compensation expense recorded in the three and six months ended June 30, 2005.

          As of June 30, 2006, Solitario has outstanding options under the 1994 Plan for 1,145,000 shares of its common stock, which were granted pursuant to the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          As of June 30, 2006 Solitario had 1,010,000 options exercisable at Cdn$ 0.73 per share that expire in March 2, 2007, 114,375 exercisable at Cdn$0.81 per share that expire August 8, 2008 and 20,625 unvested options exercisable at Cdn$0.81 per share, which will vest on August 8, 2006 and expire on August 8, 2008. During the three and six months ended 65,000 and 1,095,000 options from the 1994 Plan were exercised for proceeds of $43,000 and $874,000, respectively

          As of June 30, 2006, there was $1,000 of unrecognized compensation expense related to unvested stock options, all of which will be recognized during 2006. The total intrinsic value of the stock options exercised pursuant to the 1994 Plan during the three and six months of 2006 was $115,000 and $1,224,000. One option from the 1994 Plan for 5,000 shares was exercised during the three and six months ended June 30, 2005 with an intrinsic value of $3,000.

          Prior to the adoption of SFAS No. 123R, Solitario accounted for certain awards under the 1994 Plan in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share if Solitario had applied the fair value recognition provisions of SFAS No. 123R to options granted under the 1994 Plan for the three and six months ended June 30, 2005:

	Three months ended June 30,	Six months ended June 30,
(in thousands, except per share amounts)	2005	2005
Net loss as reported	$(711)	$(1,124)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(5)
Pro forma net loss	$(712)	$(1,129)
Basic and diluted net loss per share
As reported	$ (0.03)	$ (0.04)
Pro forma	$ (0.03)	$ (0.04)

          (c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 and 2006 Plans as of June 30, 2006, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:

	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	2,240,000	$0.82
Exercised	1,095,000	$0.91
Outstanding at June 30, 2006	1,145,000	$0.74	0.9	$2,158,000
Exercisable at June 30, 2006	1,124,375	$0.74	0.9	$2,120,000
2006 Plan
Outstanding, beginning of year	-	n/a
Granted	1,655,000	$2.77
Outstanding at June 30, 2006	1,655,000	$2.77	5.0	$ 118,000
Exercisable at June 30, 2006	413,750	$2.77	5.0	$ 30,000

(1)The intrinsic value at June 30, 2006 based upon the quoted market price of Cdn$2.85 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.89309 Canadian dollar per United States dollar.

Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2006 and 2005. Potentially dilutive shares related to outstanding common stock options were approximately 2,800,000 for the three and six months ended June 30, 2006 and were approximately 2,268,000 for the three and six months ended June 30, 2005. These potentially dilutive shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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


 2.       Comprehensive (loss) income

   The following represents comprehensive (loss) income and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss as reported	$(1,225)	$(711)	$(1,846)	$(1,124)
Unrealized (loss) gain on marketable equity securities, net of related tax effects	(196)	1,347	3,516	428
Comprehensive (loss) income	$(1,421)	$ 636	$1,670	$(696)

  3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Geologic, drilling and assay	$213	$201	$353	$299
Field expenses	276	139	446	285
Administrative	190	91	387	202
Joint venture payments (see below)	(37)	(29)	(82)	(93)
Total exploration costs	$642	$402	$1,104	$693

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. During the three and six months ended June 30, 2006, Pedra Branca work related to the Anglo agreement totaled $37,000 and $82,000, respectively, compared to $29,000 and $93,000 during the three and six months ended June 30, 2005, which has been billed as a joint venture receivable. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Providing that Anglo Platinum and Solitario have signed a definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest. During 2005, the project exploration, which was funded by Anglo, primarily occurred in the third and fourth quarters.

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


          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003 and subsequent increases in the value of Solitario's holdings of Crown common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $4,969,000 and $3,582,000 at June 30, 2006 and December 31, 2005.

          Solitario recorded a deferred tax benefit in the statement of operations of $319,000 and $383,000, respectively for the three and six months ended June 30, 2006 compared to a deferred tax benefit of $139,000 and $169,000, respectively for the three and six months ended June 30, 2005. Solitario recorded deferred tax (benefit) expense of $(125,000) and $2,247,000, respectively, to other comprehensive losses related to unrealized (losses) gains of $(321,000) and $5,763,000, respectively, on marketable equity securities for the three and six months ended June 30, 2006. Solitario recorded deferred tax expense of $861,000 and $274,000, respectively, to other comprehensive losses related to unrealized gains of $2,208,000 and $702,000, respectively, on marketable equity securities for the three and six months ended June 30, 2005. Solitario recorded a deferred tax benefit of $45,000 and $432,000, respectively, credited to additional paid-in capital related to 65,000 and 1,095,000, stock options, respectively, exercised in the three and six months ended June 30, 2006. Solitario recorded a deferred tax benefit of $1,000 charged to additional paid-in capital related to 5,000 stock options exercised in the three and six months ended June 30, 2005.

5.       Related Party Transactions

          Crown provides management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. Under the modified agreement Solitario is billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimburses Crown for direct out-of-pocket expenses. These allocations are based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believes these allocations are reasonable and the allocations are periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees are billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $89,000, and $175,000 for the three and six months ended June 30, 2006, respectively. Management service fees incurred by Solitario were $99,000, and $201,000 for the three and six months ended June 30, 2005, respectively.

          On July 28, 2004, Solitario exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of June 30, 2006, Solitario owns warrants for the purchase of 500,000 shares of TNR, which it received in exchanges for TNR shares during 2004. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $15,000 and $6,000, respectively, for the decrease in the value of its warrants during the three and six months ended June 30, 2006, respectively. Solitario recorded a loss on derivative instruments of $127,000 and $24,000 for the decrease in the value of its warrants during the three and six months ended June 30, 2005, respectively. On July 27, 2006 Solitario exercised its remaining TNR warrant by paying TNR $70,000. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through June 30, 2006, Crown distributed 995,229 Retained Shares upon exercise of its warrants and at June 30, 2006 holds 3,077 Retained Shares. Crown has disclaimed any beneficial ownership interest in those retained shares. In addition Crown also owns 93 shares, from fractional shares, which it intends to sell. After the disposition of the shares retained for warrant holders and fractional shares, Crown will no longer own any of Solitario shares. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.


          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario are both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each will vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminated on June 25, 2006.

         Crown executed an acquisition agreement whereby Kinross Gold Corporation, ("Kinross") will acquire all of the outstanding shares of Crown.  Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories agreed, among other things to cause to be voted, all of the shares of Crown common stock owned by them, as set forth in the stockholder and voting agreement, as well as all shares of Crown common stock acquired by them, as set forth in the stockholder and voting agreement, in favor of the approval of the plan of merger, and against the acquisition of Crown by any person other than Kinross. As of June 30, 2006, 18,639,640 shares of Crown common stock were subject to the stockholder and voting agreement, representing approximately 40.3% of the outstanding shares of Crown common stock entitled to vote at the Crown special meeting at which the merger will be submitted to Crown's stockholders for approval.

          As of June 30, 2006, Solitario owns 6,071,626 shares of Crown common stock or approximately 13.1% of the outstanding shares of Crown. These shares of Crown common stock have been recorded at fair market value, based upon quoted market prices, in its investment in marketable equity securities with increases and decreases, respectively, in fair market value recorded as other comprehensive income or loss. As of June 30, 2006, the fair market value of these shares was $19,733,000.

          Christopher E. Herald, and Mark E. Jones, III are directors of both Crown and Solitario. Christopher E. Herald, James R. Maronick and Walter H. Hunt are officers of both Crown and Solitario.


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2005, 2004 and 2003, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K/A for the year ended December 31, 2005. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We primarily acquire and hold a portfolio of exploration properties for future sale, joint venture or development, either on our own or with joint venture partners.  We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. We have been actively involved in this business since 1984 and have in the past recorded revenues from the sale of these properties on an infrequent basis, with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from the sale of properties, if any, would also occur on an infrequent basis. At June 30, 2006 we had twelve exploration properties in Peru, Bolivia Mexico and Brazil. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown currently owns less than one percent of our outstanding common stock.

          We have a significant investment in Crown at June 30, 2006, which consists of 6,071,626 shares of Crown common stock or approximately 13.1% of the outstanding Crown common shares. Crown announced in November 2003 that Crown had executed an acquisition agreement whereby Kinross Gold Corporation, ("Kinross") will acquire all of the outstanding shares of Crown (the Crown - Kinross merger"). Crown recently announced that a special meeting of Crown's shareholders will be held on August 31, 2006 to approve the Crown - Kinross merger. An affirmative vote of two thirds of Crown shareholders eligible to vote at the special meeting is required to approve the Crown - Kinross merger.  Assuming the Crown - Kinross merger is completed, we have estimated that as of July 31, 2006 our holdings of Crown common stock would convert into 1,942,920 shares of Kinross common stock with a value of approximately $22.5 million based upon the market price of $11.58 per Kinross share on July 31, 2006. Any significant fluctuation in the market value of either Crown or Kinross common shares could have a material impact on our liquidity and capital resources.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to an advanced stage. Currently we have no mineral properties in development. We currently own twelve mineral properties under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development, either on our own or through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners on a property-by-property basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the property. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases, however, it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000, issuance of common stock, including exercise of options, through private placements, and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future and will anticipate receiving funds from the sale of our investment in Crown or Kinross, depending on whether the Crown - Kinross merger is approved.


(b.) Recent Developments

          On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo, which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of the Pedra Branca Project. In addition Anglo agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 per month of care and maintenance costs through July 15, 2006. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Providing that Anglo Platinum and Solitario have signed a definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest. We have recorded a receivable of $82,000 at June 30, 2006 from Anglo for these reimbursements on costs incurred before June 30, 2006. See "Joint Ventures" below.

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

          On May 1, 2006, the government of Bolivia effectively nationalized its oil and gas production, by reducing the share of production a foreign owner of such assets may receive to 18%, and by ordering the Bolivian armed forces to forcibly occupy the country's largest gas fields. We have a small mineral exploration program in Bolivia, covering two properties with total capital costs of approximately $30,000. The action by the Bolivian government did not include mining assets and does not directly affect our operations or assets. We will continue to monitor the actions of the Bolivian government for any future impact or potential impairment.

(c.) Results of Operations

Comparison of the quarter ended June 30, 2006 to the quarter ended June 30, 2005

          We had a loss of $1,225,000 or $0.04 per share for the three months ended June 30, 2006 compared to a loss of $711,000 or $0.03 per share for the three months ended June 30, 2005. As explained in more detail below, the primary reason for the increase in the loss in the three months ended June 30, 2006 from the loss in the same period of 2005 was the recognition of $635,000 in stock-option compensation expense primarily related to the fair value of $634,000 recognized in the three months ended June 30, 2006 on the 1,655,000 options granted on June 27, 2006. In addition, our exploration expense increased to $642,000 during the second quarter of 2006 compared to $402,000 during the same period of 2005. These increases were partially mitigated by a reduction in the recognition of an unrealized loss on derivative instruments related to our TNR warrants during the second quarter of 2006 to $15,000, compared to a loss of $127,000 in the second quarter of 2005 and by property abandonment expense of $28,000 recorded in 2005 and there were no property abandonments in 2006. As a result of our United States pre-tax loss and excluding our loss on derivative instruments, which is not deductible for tax purposes, we recorded income tax benefit of $319,000 and $139,000 during the quarters ended June 30, 2006 and 2005, respectively. We provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses. Each of these items is discussed in more detail below.

          On January 1, 2006, we adopted SFAS 123R, as discussed below under Recent Accounting Pronouncements. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan. We determined the fair value of $2,536,000 for the 2006 Plan options granted on June 27, 2006 using a Black-Scholes option pricing model. We have elected cliff-vesting to recognize the fair value of the option grant over the vesting period of three years on a straight line basis and have recognized $634,000 of option compensation expense for 25% of the fair value as of the date of the grant, which has been included in general and administrative expense for the three and six months ended June 30, 2006. There were no similar grants in the prior year, and prior to adopting SFAS 123R, we did not recognize stock-option compensation expense in the statement of operations. See Employee Stock Option Compensation Plans in Note 1 to the condensed consolidated financial statements.


          Our net exploration expense increased to $642,000 during the second quarter of 2006 compared to $402,000 in the second quarter of 2005. During 2006 we expanded our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. We started drilling programs on our Libertad property in Peru, and at our Pau d'Arco property in Brazil. We have been conducting a significant surface sampling and evaluation program at our Pachuca property in Mexico. Additionally, we increased our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement with Newmont in January 2005, discussed below under "Joint Ventures." During the second quarter of 2006, certain exploration expenses of $37,000 were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project compared to the reimbursement of certain care and maintenance expenses of $29,000 recorded during the second quarter of 2005. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. However, before proceeding with this commitment Solitario and Anglo Platinum must negotiate and sign a definitive operating agreement by July 15, 2006. A framework agreement was signed on July 14, 2006. The increase in our gross exploration costs primarily consisted of drilling, sampling and exploration in our Alliance Project areas, discussed below, as well as increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. We have acquired two new projects during 2006 and we anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2006. Our related net exploration expenditures are budgeted to be approximately $3,307,000 for the full year of 2006. The factors in our decision to increase exploration expenditures in 2006 include an increase in the price of precious and base metals which has increased the value of early stage exploration properties such as ours coupled with an expected increase in capital resources from the anticipated completion of the Crown-Kinross merger; the Strategic Alliance and related private placement in January 2005; and increased exploration opportunities in Brazil and Mexico. This budget is subject to reduction, should the Crown - Kinross merger be delayed or not completed during the second half of 2006.

         We recorded a loss on derivative instruments related to our holdings of TNR warrants of $15,000 during the second quarter of 2006 compared to a loss of $127,000 during the second quarter of 2005. During the second quarter of 2005 we owned two TNR warrants that were each exercisable into 500,000 shares of TNR stock. One of these warrants expired in December 2005 and the other warrant was exercisable through July 28, 2006 at a price of Cdn$0.16 per share. As a result of a smaller increase in the quoted price of TNR common stock, owning one warrant, rather than two, and the shorter remaining exercise period of the remaining warrant during the first quarter of 2006 compared to 2005, there was a reduction in the change in the fair value of our derivative instruments during 2006 compared to 2005. Our TNR warrants are classified as derivative instruments and any increase or decrease in the market value of the warrant is included in the statement of operations as unrealized gain or loss on derivative instruments. The fair value of our remaining TNR warrant, as determined by estimated market price for the warrant, decreased to $12,000 at June 30, 2006 compared to $27,000 at March 31, 2006, primarily due to a decrease in the quoted market price of a share of TNR common stock to Cdn$0.20 per share at June 30, 2006 compared to Cdn$0.25 per share at March 31, 2006. We exercised our remaining 500,000 share TNR warrant on July 27, 2006 by paying the exercise price of $70,000 to TNR. We do not anticipate recognizing any future gains or losses in our derivative instruments as we no longer own any warrants.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. During the second quarter of 2005, we recorded $28,000 of mineral property impairment charges of which $18,000 related to our La Tola project and $10,000 related to our Windy Peak project in Nevada. During the second quarter of 2005 we decided not to renew our concessions at the La Tola project in Southern Peru after Newmont Peru informed us they had elected to terminate its option on the La Tola project. After completing our initial drilling commitment at Windy Peak we elected to terminate our option on that property. There were no similar property impairments in 2006. We cannot predict if or when we may have additional property impairments, which is significantly affected by drilling, sampling and other geologic results from each property we own. See Critical Accounting Estimates below.

          We recorded a deferred tax benefit of $319,000 during the second quarter of 2006 compared to a benefit of $139,000 during the second quarter of 2005 related to the expected benefit of the currently generated net operating losses on United States activities, including a tax benefit of $248,000 for stock option compensation expense of $635,000 discussed above, which are expected to be available to offset future taxable income related to our gain on Crown common


stock. We anticipate we will recognize this taxable gain upon either the sale of Crown common stock or, assuming the Crown - Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. We provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico, Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

          We had a loss of $1,846,000 or $0.07 per share for the six months ended June 30, 2006 compared to a loss of $1,124,000 or $0.04 per share for the six months ended June 30, 2005. The primary reason for the increase in the loss in the six months ended June 30, 2006 from the loss in the same period of 2005 was the recognition of $637,000 in stock-option compensation expense included in general and administrative costs primarily related to the fair value of $634,000 recognized during the first six months of 2006 on the 1,655,000 options granted on June 27, 2006, discussed above. In addition, our exploration expense increased to $1,104,000 during the second quarter of 2006 compared to $693,000 during the same period of 2005. These increases were partially mitigated by a decrease in other general and administrative costs of $50,000 during the first half of 2006 compared to the same period of 2005; a reduction in the management fees paid to Crown to $175,000 in the first six months of 2006 compared to $201,000 in the same period of 2005; and an increase in the deferred tax benefit to $383,000 during the first six months of 2006 compared to $169,000 during the same period of 2005. These items are discussed in more detail below.

         Excluding the $637,000 stock-option compensation expense during the first half of 2006, discussed above, other general and administrative costs were $310,000 during the first six months of 2006 compared to $360,000 in the same period of 2005. General and administrative costs decreased primarily due to the recognition of a gain on currency exchange of $70,000 during the first six months of 2006 compared to a loss on currency exchange of $53,000 during the same period of 2005. A general decline in the value of the dollar compared to the sole in Peru and the real in Brazil from 2005 to 2006 accounted for the change. This decrease in general and administrative costs was partially offset by an increase in investor relation and shareholder costs for preparing our annual reports to $120,000 during 2006 from $79,000 in 2005 as well as an increase in legal and accounting costs to $97,000 during the first six months of 2006 compared to $71,000 for the first six months of 2005. We anticipate an increase in general and administrative costs in the future if the Crown - Kinross merger is completed and the management services agreement is terminated as discussed below.

          Exploration expenditures increased to $1,104,000 during the first six months of 2006 compared to $693,000 during the first six months of 2005 as a result of a significantly expanded exploration effort in Mexico, Brazil and Peru during 2005. Our reconnaissance exploration effort during 2005 resulted in the acquisition of several new properties in Mexico, the most significant of which was the Pachuca property, a 500 year-old mining district in central Mexico. During the first six months of 2006 we spent $198,000 on exploration in Mexico, primarily at Pachuca compared to less than $10,000 during the first six months of 2005. Exploration expenditures in Peru increased to $387,000 during the first six months of 2006 compared to $199,000 during the same period of 2005. Exploration expenditures in Brazil, including reconnaissance exploration increased to $569,000 for the first six months of 2006 compared to $359,000 during 2006. Our cost reimbursement under the Anglo Agreement was $82,000 during the first six months of 2006 compared to $93,000 during the same period of 2005. An increase in the number of properties as well as increased exploration costs contributed to the increase in exploration expenditures. Excluding reconnaissance activities, during 2005 we were actively exploring on approximately twelve properties compared to 2006 when we had active exploration activities on eight properties. We also increased our exploration administrative costs during 2006 compared to 2005, in response to the additional exploration activities. In addition, the recent increases in gold and base metal prices have increased the demand for exploration geologists and field personnel, which has in turn increased our geology salary and consulting expenditures to staff our exploration activities. We would expect our exploration costs to remain at this level or potentially increase, partially as a result of the increase in precious and base metal prices, which has increased the value of early-stage exploration efforts such as ours, as well as the potential increase in our available capital, pending the closing of the Crown-Kinross merger. However if the Crown - Kinross merger is not completed or is delayed, we may reduce our planned 2006 expenditures, which are projected to be $3,307,000 for the full-year of 2006.

          Management fee expense decreased to $175,000 in the first six months of 2006 compared to $201,000 in the first six months of 2005. Although there were no changes in the management agreement, the decrease in management fees during 2006 was related to a reduction in management time Crown personnel were spending on our activities as we


increased our exploration administrative staff to accommodate the increased exploration activities discussed above. These increased costs are included in exploration expense. Under the modified agreement Solitario pays Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimburse Crown for direct out-of-pocket expenses.

          Assuming the completion of the Crown - Kinross merger, the Management Agreement will be terminated and we will contract directly with Crown management and directly pay all administrative expenses. If we terminate the Management Agreement, we have estimated our annual general and administrative costs would be approximately $400,000 to $500,000 higher as a result of increases in salaries and benefits, rent and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees costs of approximately $300,000. In the event that the Crown - Kinross transaction is not completed, we anticipate that we would continue to operate under the Management Agreement with Crown.

          We recorded a deferred tax benefit of $383,000 during the first six months of 2006 compared to a benefit of $169,000 during the same period of 2005 related to the expected benefit of the currently generated net operating losses on United States activities, including a benefit of $248,000 related to the $637,000 of stock-based compensation expense discussed above, which are expected to be available to offset future taxable income related to our gain on Crown common stock. We anticipate we will recognize this taxable gain upon either the sale of Crown common stock or, assuming the Crown - Kinross merger is completed, the sale of Kinross common stock received in exchange for Crown common stock. We provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d.) Liquidity and Capital Resources

          Due to the nature of the mining business, the acquisition, and exploration of mineral properties requires significant expenditures prior to the commencement of development and production. In the past, we have financed our activities through the sale of securities, joint venture arrangements, and the sale of interests in our properties. The sale of properties has occurred on an infrequent basis with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from the sale of properties, if any, would also occur on an infrequent basis. To the extent necessary, we expect to continue to use similar financing techniques; however, there is no assurance that such financing will be available to us on acceptable terms, if at all.

Investment in Marketable Equity Securities

          As of July 31, 2006 we owned 6,071,626 shares of Crown. Assuming the completion of the Crown - Kinross merger, we have estimated as of July 31, 2006, our investment in Crown securities would convert into approximately 1,942,920 shares of Kinross. These Kinross shares would be valued at approximately $22.5 million, assuming the July 31, 2006 market price of $11.58 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares would be issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Crown or Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

Stock-Based Compensation Plans

          During the first six months of 2006, holders exercised options from our 1994 Plan for 1,095,000 shares and paid us $874,000. The exercise price of options for 980,000 of these shares was Cdn$0.94 per share, the exercise price of options for 50,000 of these shares was Cdn$0.65 per share and the exercise price of options for 65,000 of shares options was Cdn$0.73 per share. During the first six months of 2005 holders exercised options for 5,000 shares for proceeds of $3,000.


The following table summarizes our outstanding stock options from our 1994 Plan and our 2006 Plan as of June 30, 2006:

Options Outstanding			Options Exercisable
Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Cdn$	Number Exercisable	Weighted Average Exercise Price Cdn$	Intrinsic value of exercisable options (1)
1994 Plan:
1,010,000	0.6	$0.73	1,010,000	$0.73	$1,912,000
135,000	2.2	$0.81	114,375	$0.81	208,000
1,145,000	0.9		1,124,375		$2,120,000
2006 Plan:
1,655,000	5.0	$2.77	413,750	$2.77	$30,000

(1)The intrinsic value of options exercisable at June 30, 2006 based upon the quoted market price of Cdn$2.85 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.89309 Canadian dollar per United States dollar.

          As a result of the options from the 1994 Plan being significantly "in the money" as of June 30, 2006, we anticipate that 1,010,000 unexercised options currently outstanding from our 1994 Plan will be exercised prior to their expiration date of March 7, 2007 for estimated proceeds of approximately $658,000, based upon the above exchange ratio, assuming there is no significant decline in the quoted market price for a share of our common stock on the Toronto Stock Exchange. We would not expect that a significant number of our remaining vested options, from either the 1994 Plan or the 2006 Plan, will be exercised in the next year.

Working Capital

          We had working capital of $4,296,000 at June 30, 2006 compared to working capital of $4,189,000 as of December 31, 2005. Our working capital consists primarily of our cash and cash equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2006 and December 31, 2005, we owned 6,071,626 shares of Crown common stock. The Crown shares are recorded at their fair market value of $19,733,000 and $13,965,000 at June 30, 2006 and December 31, 2005, respectively. In addition, we own other marketable equity securities with a fair value of $89,000 and $94,000 as of June 30, 2006 and December 31, 2005, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the six months ended June 30, 2006, we recorded a gain on marketable equity securities in other comprehensive income of $5,763,000, less related deferred tax expense of $2,247,000. During the six months ended June 30, 2005, we recorded a loss on marketable equity securities in other comprehensive income of $702,000, less related deferred tax benefit of $274,000.

Deferred tax liabilities

          As of June 30, 2006 and December 31, 2005, we have recorded deferred tax liabilities of $4,969,000 and $3,582,000 respectively. These deferred tax liabilities relate to our unrealized holding gains on our Crown shares. If the Crown - Kinross merger is completed, we expect these deferred tax liabilities will become currently payable over time as we sell Kinross shares, after we convert our Crown stock holdings into Kinross shares.

Cash balances

          Cash and cash equivalents were $1,372,000 as of June 30, 2006 compared to $2,120,000 at December 31, 2005. Our cash balances, as supplemented with additional funds from the sale of a portion of our Crown investment are considered adequate to fund our 2006 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Crown common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. If the Crown - Kinross merger is not completed we anticipate we will use existing funds to continue to explore our existing exploration projects, although we may revise downward our currently planned full-year 2006 exploration expenditures of $3,307,000 if the planned Crown-Kinross merger is not


completed. We anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the second quarter of 2007.

(e.) Cash Flows

          Net cash used in operations during the six months ended June 30, 2006 increased to $1,548,000 compared to $1,020,000 for the six months ended June 30, 2005 primarily as a result of increased exploration expense related to increased exploration activities, discussed above in results of operations. In addition during the first six months of 2006 we recorded a net increase (use of cash) on our joint venture receivable of $82,000, compared to a net receipt of $270,000 during the first six months of 2005. Theses changes in receivables were offset by an increase in our accounts payable and our payable due to Crown totaling $126,000 during the first six months of 2006 compared to a net payment (use of cash) on our accounts payables and payable due to Crown totaling $(20,000) during the first six months of 2005. We expect our use of cash for operations to continue for the remainder of 2006, primarily related to our planned exploration expenditures of $3,307,000 for the full year of 2006.

          Net cash used in investing activities of $74,000 during the first six months of 2006 were comparable to our use of cash of $107,000 during the first six months of 2005. We do not expect to have significant increases in uses of cash for capital additions for either office or field equipment or from additions to mineral properties during the remaining six months of 2006.

          Net cash provided from financing activities was $874,000 during the six months ended June 30, 2006 compared to $3,777,000 during the six months ended June 30, 2005. The cash provided during 2006 related entirely to the exercise of options discussed above in liquidity and capital resources. On January 18, 2005, we signed the Strategic Alliance with Newmont Exploration, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont Canada purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for net proceeds of $3,774,000 pursuant to the Private Placement. The remaining cash provided in 2005 related to cash payments from the exercise of 5,000 of our stock options. Other than the potential exercise of options, we do not expect any additional cash from financing activities during the remaining months of 2006. We anticipate vested options for 1,010,000 shares of our common stock will be exercised prior to March 31, 2007, their expiration date, for estimated proceeds of approximately $658,000 as discussed above under liquidity and capital resources.

(f.) Contractual Obligations

          As of June 30, 2006, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current mineral property positions. While these payments are not fixed obligations since we can abandon the mineral property at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $215,000 for the second half of 2006. Our existing mineral property agreements do not commit us to any additional exploration expenditures for the remainder of 2006. We may be required to make further payments in the future if we acquire new exploration projects.

                    Additionally, we currently do not lease any facilities however we have co-signed the facilities leased by Crown for their Wheat Ridge, Colorado office. Assuming completion of the Crown - Kinross merger, we estimate our facility lease costs will be approximately $32,000 per year, related to the Wheat Ridge, Colorado office.

(g.) Joint Ventures

          During the first six months of 2006, we acquired priority to mineral rights covering 2,400 hectares from the Brazilian government at our Pau d' Arco project in Brazil. As a result of this acquisition we capitalized $18,000 of costs incurred and initial payments made pursuant to an agreement with a private Brazilian individual to gain access to the Pau d' Arco project. This agreement calls for access payments of approximately $61,000 for the first year of the agreement and payments totaling approximately $825,000 over four years, with a 1% royalty on mineral production. We may abandon the property at any time and no additional lease payments would be due. We are conducting surface exploration work in preparation for drilling during the third quarter of 2006

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concession covering approximately 1,300 hectares, which comprise the Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease after which we will own a 99% participating interest in the concessions. We may abandon the property at any time with no


additional lease payments are due. We are conducting surface exploration work in order to assess if drilling is warranted.

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

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purismas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement called for Solitario to make an initial payment of $15,000 on signing and provided for Solitario to conduct surface exploration on the four properties over a six month period. Solitario has elected to sign definitive option agreements on the Concepcion del Oro, Las Tortugas and Purisimas properties. The Concepcion del Oro and Purisimas properties require payments of $10,000 in 2006 and $25,000 in 2007 to maintain the option agreements in good standing. Las Tortugas requires payments of $10,000 in 2006 and $15,000 in 2007 to maintain the agreement. As of June 30, 2006, work is ongoing on these properties to determine if drilling is warranted.

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

          In September 2005, Solitario completed an option agreement for the purchase of 100% of the mineral rights over the 8,550 hectare Mercurio property in the state of Para, Brazil. An initial payment of 20,000 Brazilian Reals (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reals (approximately $12,000) was made in 2005 on signing of a Definitive Agreement upon conversion of the existing washing claims to exploration claims. Further payments are required upon the conversion of garimpeiro licenses to exploration claims which is expected to occur in the third quarter of 2006. To purchase the property, an escalating scale of payments totaling 780,000 Reals (approximately $358,000) are required over a sixty month period. A net smelter return of 1.5% is retained by the owner. This NSR can be extinguished with a payment of 2,300,000 Reals (approximately $1,055,000). All payments are indexed to inflation as of the signing of the agreement. The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property. On completion of all payments Solitario will receive title to 1,500 hectares of surface rights. Solitario may terminate the agreement at any time at its sole discretion. Solitario has completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property. During 2005 Solitario drilled 1466 meters of core and further drilling is planned for the third quarter of 2006.

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan. Solitario pays approximately $5,000 in concession fees (plus IVA) to the Mexican government for the 10,000-hectare concession. As of June 30, 2006, we are conducting surface exploration work to determine if a future drilling program is warranted.

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. We have spent approximately $561,000 as of June 30, 2006 of this commitment. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a


2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture.

          As part of the Strategic Alliance we staked the 1,400 hectare Libertad property in August of 2005 within the Alliance Project Area. Surface work has been conducted including geologic mapping and sampling. A geophysical program was also completed during the second quarter of 2006 and drilling is scheduled for early in the third quarter.

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

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II commitment was completed in late 2004. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo, which extended to July 15, 2006 from May 15, 2006 the date by which Anglo Platinum and Solitario would complete a definitive operating agreement for the exploration and development of the Pedra Branca Project. In addition Anglo Platinum agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 per month of care and maintenance costs through July 15, 2006. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Providing that Anglo Platinum and Solitario have signed a definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest. We have recorded a receivable of $82,000 at June 30, 2006 from Anglo for these reimbursements on costs incurred through June 30, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project.

          The 256 hectare Triunfo polymetallic exploration property in Bolivia was acquired in 2003. Lease obligations were renegotiated in 2006 providing for a payment of $12000, which was paid in July of 2006, $35,000 in 2007 and $45,000 in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and drilling is under consideration for later in 2006.

          Our exploration activities, funding opportunities and joint ventures may be materially affected by commodity prices and fluctuations. Commodity market prices are determined in world markets and are affected by numerous factors beyond our control.

(h.) Exploration Activities

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


          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our final 2005 mineral property rental and option payments were approximately $243,000. In 2006 we estimate mineral property rental and option payments to be approximately $365,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2006, we would be reimbursed approximately $37,000 of those costs.

(i.) Critical Accounting Estimates

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded $28,000 of mineral property impairment in the six months ended June 30, 2005 related to our La Tola project in Peru and our Windy Peak project in Nevada. There were no mineral property impairments for the six months ended June 30, 2006. We may record additional future impairments if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At June 30, 2006 and December 31, 2005, we have recorded unrealized holding gains of $15,684,000 and $9,922,000, respectively, net of deferred taxes of $6,039,000 and $3,792,000, respectively, related to our marketable equity securities.

Stock-based compensation

          We compute the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock as well as an estimate of forfeitures. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and pro-forma stock-based compensation expense could have been materially different from that reported. We determined the fair value of the 2006 Plan options on June 27, 2006, the date of grant, of $2,536,000 using a Black-Scholes option pricing model, for a weighted average fair value of $1.53 per share. In determining the fair value, Solitario has assumed a four-year effective life based upon expected volatility and past historical exercise patterns, an expected volatility of 76% that mirrors the historical volatility based upon daily quoted stock prices from the Toronto Stock Exchange over the prior four years, a risk-free interest rate of 5.3%, an exchange rate on the date of grant of 0.89193 Canadian dollars to each United States dollar, and an intrinsic value of Cdn$0.08 per share on the date of grant as discussed above. Solitario has elected cliff-vesting to recognize the fair value of the option grant over the vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero


dividend rate, based upon historical experience. Accordingly, Solitario has recognized $634,000 of option compensation expense, net of deferred taxes of $247,000, for 25% of the fair value as of the date of the grant, which has been included in general and administrative expense for the three and six months ended June 30, 2006. Solitario will recognize the balance of $1,902,000 over the next three years, or approximately $159,000 per quarter.

Derivative instruments

          As of June 30, 2006, we own warrants for the purchase of 500,000 shares of TNR, which we received in exchanges for TNR shares during 2004. The TNR warrants are recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognize any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our TNR warrants of $15,000 and $6,000 for the three and six months ended June 30, 2006, respectively, compared to a decrease in the fair value of our TNR warrants of $127,000 and $24,000 for the three and six months ended June 30, 2005, respectively. We exercised our 500,000 share TNR warrant on July 27, 2006 by paying the exercise price of $70,000 to TNR, and have no remaining derivative instruments as of July 31, 2006.

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

(j.) Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

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

          As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

          Internal control over financial reporting

          Internal control over financial reporting is defined as a process designed by, or under the supervision of our chief executive officer and our chief financial officer, and effected by our board of directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.


          We have performed a limited review of our system of internal controls over financial reporting and noted certain deficiencies in these controls. These deficiencies include (i) lack of segregation of duties, (ii) limited capability to interpret and apply United States generally accepted accounting principles, (iii) lack of adequate documentation of our system of internal controls, (iv) lack of formal accounting policies and procedures and related documentation, (v) deficiencies in our information technology systems and (vi) lack of experience in reviewing our formal budgeting process, which has been operational for less than one year.

Steps taken to address noted deficiencies and inherent limitations

          We have taken steps to address the above identified deficiencies, including (i) hiring of an outside accounting firm, other than our independent public accounting firm to assist with preparation of our quarterly and annual reports, (ii) instituting a plan to update our accounting policies and procedures and budgeting processes, (iii) ongoing training and education regarding United States generally accepted accounting principles and Securities and Exchange Commission reporting and disclosure requirements and (iv) an ongoing process to upgrade our existing information technology systems.

          Management believes that due to our nature and size, with only six total United States employees (including Crown, which provides management services under the Management Agreement), it may not be economically feasible to completely eliminate and or mitigate all noted deficiencies in internal control over financial reporting. Management believes to do so would require the addition of several high-level accounting and financial reporting staff or the engagement of additional outside accounting and legal firms as well as the potential addition of several administrative positions that we believe may not make economic sense for our shareholders. The existence of these deficiencies potentially subjects our Company to additional risk that there may be material misstatements in the future as a result of the misapplication of United States generally accepted accounting principles or the improper recording of our accounts from the lack of segregation of duties.

Integrity of the financial information

          Our officers assure themselves of the integrity of financial information by applying existing control procedures. For example, our CFO reconciles general ledger balances to subsidiary ledgers or supporting schedules for all significant accounts and also performs various analytical procedures on financial information. Officers also hold informal meetings to review and approve all financial information.

          In addition, our senior management consists of Mr. Herald, our CEO, Mr. Maronick, our CFO and Mr. Hunt, our Vice President of Operations and our entire company (including Crown, which provides management services under the Management Agreement) has only six United States employees. With such a small and (operationally) efficient staff, we are in constant contact on a daily basis and are intimately familiar with the contents of our financial information and the related disclosures. Our senior management essentially creates our financial information as opposed to having financial information "provided" to them as may be the case with larger organizations. Furthermore, our total number of transactions, for example checks drawn on our bank accounts and recorded journal entries to our accounting records, rarely exceed 150 per month. We believe this gives us a natural advantage over large organizations, but has its limitations, as discussed above, for example with regard to internally available depth of knowledge in complex accounting and reporting and the application of all United States generally accepted accounting principles. Mr. Maronick has and will continue to regularly attend ongoing professional training in these areas to stay up to date. We intend to continue to utilize the outside accounting firm, discussed above, (not our independent registered public accounting firm) to assist in preparation of our financial statements and disclosures. We believe these steps also provide management with additional assurance regarding the integrity of our financial information.

          Our audit committee also reviews the financial information including discussions with the outside accounting firm and our independent registered public accounting firm. Management regularly discusses our financial statements and the annual and quarterly filings on Form 10-K and Form 10-Q with our outside accounting firm and members of the audit committee to satisfy management regarding the integrity of the financial information included in public filings with the Securities and Exchange Commission.

          Accordingly, the combination of all of the above factors along with our existing disclosure controls and procedures and our systems of internal control, including the implementation of the steps we have taken to mitigate the above noted deficiencies, allow management to assure themselves of the integrity of our financial information.


Item 3   Quantitative and Qualitative Disclosures About Market Risk

(a)         Equity Price Risks

Solitario's investment in Crown is subject to equity market risk.

          As of June 30, 2006 a hypothetical increase of ten percent in the price of Crown common stock would increase the value of our holdings of Crown by $1,973,000 and increase other comprehensive income and total stockholders' equity by the same amount, net of deferred taxes of $769,000. Additionally, our working capital would also be increased by $301,000 from a hypothetical increase of ten percent in the price of Crown common stock.

          A hypothetical decrease of ten percent in the price of Crown common stock would have the opposite effect of the increase discussed above.

          (b.)          Interest Rate Risks

          Solitario has no material interest rate risks as it has no interest bearing debt and its interest bearing cash deposits do not generate a material amount of interest income.


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

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company and its subsidiaries that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of reviewing our formal budgeting process, which has only been operational for less than a year. During the six months ended June 30, 2006, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended June 30, 2006, other than the steps taken above, there were no changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the second quarter of 2006, there were no material changes to the Risk Factors disclosed in our 2005 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the three months ended June 30, 2006, a holder exercised options granted under the 1994 Plan for 65,000 shares of our common stock, at an exercise price of Cdn$0.73 per share pursuant to Rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On June 27, 2006 we held our Annual Meeting of Shareholders at which the following two matters were submitted to a vote of security holders:

          a)     Election of Directors. Six directors were elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

	Number of Shares
Name	For	Against	Withheld
Christopher E. Herald	20,226,036	2,955	211,817
John Hainey	20,424,629	2,896	13,348
Mark E. Jones, III	20,392,449	35,011	13,348
Leonard Harris	19,595,014	3,042	842,752
Brian M Labadie	20,424,250	2,981	13,577
Steven A. Webster	20,225,889	2,938	211,981

          There were no abstentions or broker non-votes.

          b).     Appointment of Auditors. The appointment of Ehrhardt Keefe Steiner & Hottman PC as our auditors for the fiscal year 2006 was ratified with 20,426,428 shares voting for and 1,097 against and 13,283 withheld.

          c).     Approval of the 2006 Stock Option Incentive Plan. The 2006 Plan was ratified with 18,988,938 shares voting for and 57,848 against and 44,545 withheld.

Item 5. Other Information

          None


Item 6. Exhibits

Exhibit Number                              Description
3.1	Amended and Restated Certificate of Incorporation of Solitario Resources Corporation, (incorporated by reference to Exhibit 3.1 to Solitario's Form 10/A filed on July 1, 2004)
3.2	Amended and Restated By-laws of Solitario Resources Corporation (incorporated by reference to Exhibit 3.2 to Solitario's Form 10/A filed on July 1, 2004)
4.1	Form of Common Stock Certificate of Solitario Resources Corporation (incorporated by reference to Exhibit 4.1 to Solitario's Form 10/A filed on July 1, 2004)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION
August 10, 2006 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer