Form 10-Q
period 2006-09-30
SOLITARIO RESOURCES CORP
filed 2006-11-03
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2006

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

          There were 28,584,992 shares of $0.01 par value common stock outstanding as of October 31, 2006.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except per share amounts)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,436	$2,120
Investments in marketable equity securities, at fair value	5,768	3,491
Investment in derivative instruments, at fair value	-	18
Prepaid expenses and other	216	36
Total current assets	7,420	5,665
Mineral properties, net	2,697	2,675
Investments in marketable equity securities, at fair value	17,494	10,568
Other assets	264	129
Total assets	$27,875	$19,037

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 453	$ 69
Due to Crown Resources Corporation	30	45
Deferred income taxes	2,249	1,362
Total current liabilities	2,732	1,476
Other	52	-
Deferred income taxes	4,288	2,220
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2006 and December 31, 2005)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (28,584,992 and 27,459,492 shares issued and outstanding at September 30, 2006 and December 31, 2005)	286	275
Additional paid-in capital	28,094	25,909
Accumulated deficit	(19,369)	(16,973)
Accumulated other comprehensive income	11,792	6,130
Total stockholders' equity	20,803	15,341
Total liabilities and stockholders' equity	$27,875	$19,037

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,	Nine months ended September 30,
	2006	2005	2006	2005
Costs, expenses and other:
Exploration expense	$ 821	$ 608	$ 1,925	$ 1,301
Depreciation and amortization	17	8	36	19
General and administrative	465	63	1,409	423
Management fees	57	104	232	305
Unrealized (gain) loss on derivative instruments	-	(10)	6	14
Property abandonment and impairment	12	-	12	28
Other	4	-	4	-
Interest income	(2)	(15)	(21)	(39)
Total costs, expenses and other	1,374	758	3,603	2.051
Gain on sale of marketable equity securities	1,046	-	1,046	-
Other income - Crown dividend payment	-	1,275	-	1,275
Income (loss) before income taxes	(328)	517	(2,557)	(776)
Income tax (expense) benefit	(222)	(479)	161	(310)
Net income (loss)	$ (550)	$ 38	$(2,396)	$(1,086)
Basic income (loss) per common share:	$(0.02)	$0.00	$(0.08)	$(0.04)
Diluted income (loss) per common share:	$(0.02)	$0.00	$(0.08)	$(0.04)
Weighted average number of shares outstanding:
Basic	28,557	27,433	28,354	27,262
Diluted	28,557	28,611	28,354	27,262

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$ (2,396)	$ (1,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	6	14
Depreciation and amortization	36	19
Employee stock option expense from vesting	797	-
Deferred income taxes	(161)	310
Property abandonment and impairment	12	28
Gain on sale of marketable equity securities	(1,046)	-
Other	7	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(99)	247
Accounts payable	224	(1)
Due to Crown Resources Corporation	(15)	8
Net cash used in operating activities	(2,635)	(461)
Investing activities:
Additions to other assets	(46)	(120)
Additions to mineral properties	(34)	(52)
Cash received on sale of marketable equity securities	1,206	-
Investment in marketable equity securities	(70)	-
Net cash used in investing activities	1,056	(172)
Financing activities:
Issuance of common stock for cash	895	3,781
Net cash provided by financing activities	895	3,781
Net (decrease) increase in cash and cash equivalents	(684)	3,148
Cash and cash equivalents, beginning of period	2,120	76
Cash and cash equivalents, end of period	$1,436	$3,224

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Resources Corporation ("Solitario") engages in the acquisition and exploration of mineral properties principally for sale or joint venture. At September 30, 2006, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). Solitario has been active in the exploration of mineral properties since 1993, when it became a public company in Canada through a listing on the Toronto Stock Exchange. In February 2004, Solitario became a public company in the United States as part of a registration with the United States Securities and Exchange Commission. On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders in a spin-off. See recent developments below.

           The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2006 and 2005 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2006.

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

Recent developments

          On September 25, 2006 Solitario Resources Corporation signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on Solitario's Pachuca Real silver-gold project in central Mexico. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the next 18 months. Work commitments over the next 4.5 years total $12.0 million.

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study (the "Feasibility Stage"), Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont has the right to terminate the agreement at any time following its firm initial work commitment. Upon completion of the feasibility study, Solitario will have the option to self-finance its 35%-participating interest in the project, or to have Newmont fund its portion of construction costs at Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of


Solitario's distribution of future earnings or dividends from the venture. If Solitario elects to have Newmont fund all its venture costs after feasibility, then Solitario's participating interest will be immediately reduced to 30% and Newmont's interest will be 70%.

          On August 15, 2006 Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais, on Solitario's 100%-owned Bongara zinc project in northern Peru. The Bongara project hosts the Florida Canyon zinc deposit where high-grade zinc mineralization has been encountered in drill holes over an area two by two kilometers in dimension. The Letter Agreement calls for a firm commitment by Votorantim Metais to fund a one-year, $1.0 million exploration program which began in late October 2006. Votorantim Metais can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim Metais any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim Metais, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim Metais to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim Metais. Votorantim Metais will act as project operator. Once Votorantim Metais has fully funded its $18.0 million work commitment, it has further agreed to finance Solitario's 30% participating interest for construction. Solitario will repay the loan facility through 50% of Solitario's cash flow distributions. Both parties are currently working towards signing definitive agreements effectuating the Letter Agreement.

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2006, which consists of 1,842,920 shares of Kinross common stock. Solitario received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock it owned on the date of the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock (the "Crown - Kinross merger"). On September 15, 2006, subsequent to the Crown - Kinross merger, Solitario sold 100,000 Kinross common shares for net proceeds of $1,206,000. Solitario sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000 on October 24, 2006 and as of October 31, 2006, Solitario's owns 1,742,920 shares of Kinross common stock which have a value of approximately $23.0 million based upon the market price of $13.20 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          On August 2, 2006 Solitario received approval to list its common shares on the American Stock Exchange ("AMEX"). Trading on the AMEX began on Friday, August 11, 2006, under the symbol XPL. Solitario's common stock continues to trade on the Toronto Stock Exchange ("TSX") under the symbol SLR.

          As a result of ongoing geologic and exploration activities including drilling, during the third quarter of 2006 Solitario made the decision to drop its interest in three properties; the La Libertad and the Pillune projects in Peru and the Pozos project in Mexico. Solitario recorded property abandonment and impairment expense of $12,000 related to the write-off of the capitalized costs on these properties during the three months ended September 30, 2006.

          On April 16, 2006, Solitario signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo Platinum, Ltd. ("Anglo"), which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of Solitario's Pedra Branca Project. In addition Anglo agreed to reimburse Solitario for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and 2006 and to pay up to $5,000 of monthly care and maintenance costs through July 15, 2006. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Solitario's and Anglo Platinum's property interests will be held indirectly through a joint operating company that will hold a 100% interest in the mineral rights and other project assets. The


relationship between Solitario and Anglo Platinum will be defined by a definitive Shareholders Agreement. Providing that Anglo Platinum and Solitario have signed the definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest.

          During the first nine months of 2006, Solitario capitalized $34,000 related to initial staking and lease costs on three exploration projects. Solitario capitalized $18,000 for initial staking and concession costs paid to the Brazilian government and initial acquisition costs paid to a private Brazilian individual on its Pau d'Arco project in Brazil. Solitario also capitalized $10,000 for initial lease and option payments on its Titicayo project in Bolivia. Solitario capitalized approximately $6,000 related to its Pachuca property in Mexico for initial lease payments. Solitario will conduct exploration activities on these newly acquired properties during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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

          On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan at an exercise price of Cdn$2.77 per share, in accordance with the terms of the 2006 Plan. The quoted closing price of Solitario's common shares on June 27, 2006, the date of the grant was Cdn$2.85. The options have a five-year contractual life and vest 25% on the date of the grant and 25% on each anniversary date for the next three years, and become fully vested on June 27, 2009. All of the options granted on June 27, 2006 have the same terms. As of September 30, 2006, options for 413,750 shares were vested.


          Solitario determined the fair value of the 2006 Plan options on June 27, 2006, the date of grant, of $2,536,000 using a Black-Scholes option pricing model, for a weighted average fair value of $1.53 per share. In determining the fair value, Solitario has assumed a four-year effective life based upon expected volatility and past historical exercise patterns, an expected volatility of 76% that mirrors the historical volatility based upon daily quoted stock prices from the Toronto Stock Exchange over the prior four years, a risk-free interest rate of 5.3%, an exchange rate on the date of grant of 0.89193 Canadian dollars to each United States dollar, and an intrinsic value of Cdn$0.08 per share on the date of grant as discussed above. Solitario has elected cliff-vesting to recognize the fair value of the option grant over the vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate, based upon historical experience. Accordingly, Solitario has recognized $159,000 and $793,000, respectively of option compensation expense, net of deferred taxes of $62,000 and $309,000 for the three and nine months ended September 30, 2006. This option compensation expense is included in general and administrative expense. The unrecognized compensation related to non-vested options of $1,744,000 as of September 30, 2006 will be recognized over the next three years, or approximately $159,000 per quarter. None of the 1,655,000 options granted on June 27, 2006 have been exercised as of September 30, 2006 and Solitario has not capitalized any stock-based compensation.

          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the three and nine months ended September 30, 2006 includes cost for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. Solitario has recorded a charge of $1,000 and $4,000, respectively, as compensation expense, which is included in general and administrative expense for the three and nine months ended September 30, 2006, for options granted pursuant to its 1994 Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan") prior to, but not yet vested as of January 1, 2006. Although, no options from the 1994 Plan vested during the nine months ended September 30, 2006, Solitario recognizes the grant date fair value on a straight-line basis over the vesting period. The results from prior periods have not been restated and accordingly, there was no stock option related compensation expense recorded in the three and nine months ended September 30, 2005.

          As of September 30, 2006, Solitario has outstanding options under the 1994 Plan for 1,114,500 shares of its common stock, which were granted pursuant to the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          As of September 30, 2006 Solitario had 1,000,000 options exercisable at Cdn$ 0.73 per share that expire March 2, 2007 and 114,500 exercisable at Cdn$0.81 per share that expire August 8, 2008. During the three and nine months ended September 30, 2006, 30,500 and 1,112,500 options, respectively, from the 1994 Plan were exercised for proceeds of $22,000 and $895,000, respectively.

          As of September 30, 2006, Solitario has no remaining unrecognized compensation expense, related to unvested stock options. The total intrinsic value of the stock options exercised pursuant to the 1994 Plan during the three and nine months of 2006 was $67,000 and $1,291,000. Options for 7,500 and 12,500 shares, respectively, from the 1994 Plan were exercised during the three and nine months ended September 30, 2005 with an intrinsic value of $6,000 and $3,000, respectively.

          Prior to the adoption of SFAS No. 123R, Solitario accounted for certain awards under the 1994 Plan in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share if Solitario had applied the fair value recognition provisions of SFAS No. 123R to options granted under the 1994 Plan for the three and nine months ended September 30, 2005:


	Three months ended September 30,	Nine months ended September 30,
(in thousands, except per share amounts)	2005	2005
Net income (loss) as reported	$ 38	$(1,086)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(6)
Pro forma net income (loss)	$ 37	$(1,092)
Basic and diluted net loss per share
As reported	$ (0.00)	$ (0.04)
Pro forma	$ (0.00)	$ (0.04)

          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 and 2006 Plans as of September 30, 2006, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	2,240,000	$0.82
Exercised	1,125,500	$0.92
Outstanding at September 30, 2006	1,114,500	$0.74	0.6	$3,318,000
Exercisable at September 30, 2006	1,114,500	$0.74	0.6	$3,318,000
2006 Plan
Outstanding, beginning of year	-	n/a
Granted	1,655,000	$2.77
Outstanding at September 30, 2006	1,655,000	$2.77	4.7	$1,895,000
Exercisable at September 30, 2006	413,750	$2.77	4.7	$ 474,000

(1)The intrinsic value at September 30, 2006 based upon the quoted market price of Cdn$4.04 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.9017 Canadian dollars per United States dollar.

Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2006 and 2005. At September 30, 2006 and 2005 options for 2,769,500 and 2,260,000 shares were outstanding. Potentially dilutive shares related to outstanding common stock options of approximately 1,179,000 shares were included in calculating dilutive earnings per share for the three months ended September 30, 2005. Potentially dilutive shares from the exercise of options of approximately 1,058,000 shares from the exercise of options for the three months ended September 30, 2006 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive. In addition, potentially dilutive shares from the exercise of options of approximately 1,014,000 and 1,161,000, respectively for the nine months ended September 30, 2006 and 2005 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Marketable equity securities

          The Solitario investment in marketable equity securities is classified as available-for-sale and is carried at fair value, which is based upon market quotes of the underlying securities. The fair value of Solitario's 1,842,940 shares of Kinross common stock was $23,073,000 at September 30, 2006. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the statement of operations. At September 30, 2006 and 2005 there were no unrealized holding losses in Solitario's marketable equity securities. On September 15, 2006 Solitario sold 100,000 shares of its Kinross common stock for gross proceeds of $1,206,000.

Sales of marketable equity securities

(in thousands)	Three months ended		Nine months ended
	2006	2005	2006	2005
Gross proceeds	$1,206	$ -	$1,206	$ -
Cost	160	-	160	-
Gross gain on sale included in earnings during the period	1,046	-	1,046	-
Unrealized holding gain arising during the period included in other comprehensive income, net of tax	2,784	-	6,300	-
Reclassification adjustment for gains included in earnings during the period, net of tax	(638)	-	(638)	-

Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the prospective of a market participant that holds the asset or owes the liability. SFAS 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity's observations about market participant assumptions. SFAS 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Solitario has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Solitario has not yet determined what effect if any, the adoption of FIN 48 will have its financial position, results of operations or cash flows.

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


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

2.       Comprehensive (loss) income

   The following represents comprehensive (loss) income and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net (loss) income as reported	$(550)	$ 38	$(2,396)	$(1,086)
Unrealized net gain on marketable equity securities, net of related tax effects	2,146	824	5,662	1,252
Comprehensive (loss) income	$1,596	$ 862	$3,274	$(166)

 3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Geologic, drilling and assay	$403	$257	$756	$556
Field expenses	305	221	751	506
Administrative	209	137	596	339
Joint venture payments (see below)	(96)	(7)	(178)	(100)
Total exploration costs	$821	$608	$1,925	$1301

          On January 28, 2003 Solitario entered into an agreement with Anglo American Platinum Corporation, Ltd. ("Anglo") whereby Anglo may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo agreed to a minimum expenditure of $500,000 during the first six months of the agreement, which was completed in 2003. Anglo can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production. During the three and nine months ended September 30, 2006, Pedra Branca work related to the Anglo agreement totaled $96,000 and $178,000, respectively, compared to $7,000 and $100,000 during the three and nine months ended September 30, 2005, which has been billed as a joint venture receivable. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Providing that Anglo Platinum and Solitario have signed a definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest.


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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants of $5,481,000 during 2003 and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,537,000 and $3,582,000 at September 30, 2006 and December 31, 2005.

          Solitario recorded a deferred tax (expense) benefit in the statement of operations of $(222,000) and $161,000, respectively for the three and nine months ended September 30, 2006 compared to a deferred tax expense of $479,000 and $310,000, respectively for the three and nine months ended September 30, 2005. Solitario recorded deferred tax expense of $1,372,000 and $3,620,000, respectively, to other comprehensive income related to net unrealized gains of $3,518,000 and $9,282,000, respectively, on marketable equity securities for the three and nine months ended September 30, 2006. Solitario recorded deferred tax expense of $527,000 and $801,000, respectively, to other comprehensive losses related to unrealized gains of $1,351,000 and $2,053,000, respectively, on marketable equity securities for the three and nine months ended September 30, 2005. Solitario recorded a deferred tax benefit of $26,000 and $504,000, respectively, credited to additional paid-in capital related to 30,500 and 1,125,500, stock options, respectively, exercised in the three and nine months ended September 30, 2006. Solitario recorded a deferred tax benefit of $3,000 and $4,000, respectively, charged to additional paid-in capital related to stock options exercised during the three and nine months ended September 30, 2005.

5.       Related Party Transactions

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement Solitario was billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believed these allocations were reasonable and the allocations were periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $57,000, and $232,000 for the three and nine months ended September 30, 2006, respectively. Management service fees incurred by Solitario were $104,000, and $305,000 for the three and nine months ended September 30, 2005, respectively


          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of the board of directors of the Solitario. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed by Mr. Jones, he will be paid a one time lump sum payment of $160,000, plus pre-approved, documented expenses incurred in performance of the consulting services. Solitario has charged $7,000 for consulting expense, related to the agreement, included in general and administrative expense for the three and nine months ended September 30, 2006.

          On July 24, 2006, Solitario exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. Solitario recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. Solitario received this warrant in July 2004 when Solitario exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The 2004 transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of September 30, 2006, Solitario does not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $6,000 for the decrease in the value of its warrants during the nine months ended September 30, 2006. Solitario recorded a gain on derivative instruments of $10,000 for the increase in the value of its TNR warrants for the three months ended September 30, 2005 and recorded a loss on derivative instruments of $14,000 for the decrease in the value of its warrants during the nine months ended September 30, 2005. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through August 31, 2006 when the Crown - Kinross merger was completed, Crown distributed 995,229 Retained Shares upon exercise of its warrants and at September 30, 2006 the remaining 3,077 shares of Solitario stock became the property of Kinross which is not a related party to Solitario. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

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

         Prior to the completion of the Crown - Kinross merger, Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories voted all of the shares of Crown common stock owned by them in favor of the approval of the Crown - Kinross merger. On August 31, 2006, the shareholders of Crown approved the Crown- Kinross merger and all of Crown's common shares were converted to Kinross shares and the stockholder and voting agreement terminated.

          As of September 30, 2006, Solitario owns 1,842,920 shares of Kinross common stock which is less than 1% of the outstanding shares of Kinross. These shares of Kinross common stock have been recorded at fair market value, based upon quoted market prices, in its investment in marketable equity securities with


increases and decreases, respectively, in fair market value recorded as other comprehensive income or loss. As of September 30, 2006, the fair market value of these shares was $23,073,000.

          Christopher E. Herald, and Mark E. Jones, III were directors of both Crown and Solitario until August 31, 2006 when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Christopher E. Herald, James R. Maronick and Walter H. Hunt were officers of both Crown and Solitario until August 31, 2006 when they resigned as officers of Crown upon the completion of the Crown - Kinross merger.

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

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale, joint venture or development, either on our own or with joint venture partners.  We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. We have been actively involved in this business since 1993 and have in the past recorded revenues from the sale of these properties on an infrequent basis, with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from the sale of properties, if any, would also occur on an infrequent basis. At September 30, 2006 we had ten exploration properties in Peru, Bolivia, Mexico and Brazil. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown was acquired by Kinross upon the completion of the Crown - Kinross merger and Kinross currently owns less than one percent of our outstanding common stock.

          We have a significant investment in Kinross at September 30, 2006, which consists of 1,842,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion of the Crown - Kinross merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock. Subsequent to the Crown - Kinross merger, we sold 100,000 Kinross common shares for net proceeds of $1,206,000. We sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000 on October 24, 2006 and as of October 31, 2006 our holdings of Kinross common stock have a value of approximately $23.0 million based upon the market price of $13.20 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to enable us to sell or joint venture these properties. Currently we have no mineral properties in development. We currently own ten mineral properties under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development, primarily through a joint venture with a partner that has expertise in mining operations.

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


gold is up, the value of gold-bearing mineral properties increases, however, it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000, investment in Kinross (previously Crown), issuance of common stock, including exercise of options, through private placements, and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future although we expect that our primary funds will come from the sale of our investment in Kinross.

(b.) Recent Developments

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on our Pachuca Real silver-gold project in central Mexico. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the next 18 months. Work commitments over the next 4.5 years total $12.0 million.

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study (the "Feasibility Stage"), Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Newmont fund our portion of construction costs at Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of our distribution of future earnings or dividends from the venture. If we elect to have Newmont fund all our venture costs, including our portion of construction costs, then our participating interest will be 30% and Newmont's interest will be 70%.

          On August 15, 2006 we signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais, on our 100%-owned Bongara zinc project in northern Peru. The Bongara project hosts the Florida Canyon zinc deposit where high-grade zinc mineralization has been encountered in drill holes over an area two by two kilometers in dimension. The Letter Agreement calls for a firm commitment by Votorantim Metais to fund a one-year, $1.0 million exploration program which began in late October 2006. Votorantim Metais can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim Metais any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim Metais, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim Metais to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent


years until a minimum of $18.0 million has been expended by Votorantim Metais. Votorantim Metais will act as project operator. Once Votorantim Metais has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest for construction. Solitario will repay the loan facility through 50% of its cash flow distributions. Both parties are currently working towards signing definitive agreements effectuating the Letter Agreement.

          We have a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2006, which consists of 1,842,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion of the Crown - Kinross merger. On September 15, 2006, subsequent to the Crown - Kinross merger, we sold 100,000 Kinross common shares for net proceeds of $1,206,000. We sold an additional 100,000 shares for net proceeds of $1,236,000 on October 24, 2006 and as of October 31, 2006; we own 1,742,920 shares of Kinross common stock which have a value of approximately $23.0 million based upon the market price of $13.20 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          On August 2, 2006 we received approval to list its common shares on the American Stock Exchange ("AMEX"). Trading on the AMEX began on Friday, August 11, 2006, under the symbol XPL. Our common stock continues to trade on the Toronto Stock Exchange ("TSX") under the symbol SLR.

          As a result of ongoing geologic and exploration activities including drilling, during the third quarter of 2006 we made the decision to drop our interest in three properties; the La Libertad and the Pillune projects in Peru and the Pozos project in Mexico. Solitario recorded property abandonment and impairment expense of $12,000 related to the write-off of the capitalized costs on these properties during the three months ended September 30, 2006.

          On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo, which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of the Pedra Branca Project. In addition Anglo agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 per month of care and maintenance costs through July 15, 2006. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Providing that Anglo Platinum and Solitario have signed a definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest. We have recorded a receivable of $33,000 at September 30, 2006 from Anglo for these reimbursements on costs incurred before September 30, 2006. See "Joint Ventures" below.

          During the first nine months of 2006, we capitalized $34,000 related to initial staking and lease costs on three exploration projects. We capitalized $18,000 for initial staking and concession costs paid to the Brazilian government and initial acquisition costs paid to a private Brazilian individual on our Pau d'Arco project in Brazil. We also capitalized $10,000 for initial lease and option payments on our Titicayo project in Bolivia. We capitalized approximately $6,000 related to our Pachuca property in Mexico for initial lease payments. Solitario will conduct exploration activities on these newly acquired properties during 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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


(c.) Results of Operations

Comparison of the quarter ended September 30, 2006 to the quarter ended September 30, 2005

          We had a loss of $550,000 or $0.02 per share for the three months ended September 30, 2006 compared to net income of $38,000 or $0.00 per share for the three months ended September 30, 2005. As explained in more detail below, the reason for the loss in the three months ended September 30, 2006 compared to the net income in the same period of 2005 primarily related the following items: (i) Our exploration expense increased to $821,000 during the third quarter of 2006 compared to $608,000 during the same period of 2005; (ii) Our general and administrative expense increased to $465,000 compared to $63,000 in 2005. This increase included the recognition of $160,000 in stock-option compensation expense primarily related to $159,000 for the fair value of the 1,655,000 options granted on June 27, 2006 recognized in the three months ended September 30, 2006; (iii) Additional listing fees of $75,000 as well as additional legal and administrative costs for our listing on the American Stock Exchange; (iv) A decrease in other income related to a gain on sale of marketable equity securities during 2006 of $1,046,000 as a result of the sale of 100,000 shares of Kinross stock, compared to a cash dividend of $1,275,000 received during the third quarter of 2005. As a result of our sale of Kinross stock in 2006 and the dividend in 2005, our United States pre-tax loss excludes our foreign exploration expenses, for which we provide a valuation allowance. We recorded income tax expense of $222,000 during the third quarter of 2006 compared to $479,000 during the third quarter ended September 30, 2005. We provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $821,000 during the third quarter of 2006 compared to $608,000 in the third quarter of 2005. During 2006 we expanded our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. We started drilling programs on our La Libertad property in Peru, and at our Mecurio and Pau d'Arco properties in Brazil. We had been conducting a significant surface sampling and evaluation program at our Pachuca property in Mexico in the third quarter that ended with the signing of our Pachuca-Real agreement with Newmont, discussed above. Additionally, we increased our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement with Newmont in January 2005, discussed below under "Joint Ventures." During the third quarter of 2006, certain exploration expenses of $96,000 were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project compared to the reimbursement of certain care and maintenance expenses of $7,000 recorded during the third quarter of 2005. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. A framework agreement was signed on July 14, 2006. The increase in our gross exploration costs primarily consisted of drilling and exploration in our Pau d 'Arco and Mecurio projects in Brazil as well as drilling on our La Libertad and surface exploration on our Pillune Alliance Project areas, discussed below, as well as increased efforts to add new prospects as well as to evaluate and advance our existing exploration properties and targets. We have acquired three new projects during 2006 and we anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2006. Our related net exploration expenditures are budgeted to be approximately $3,307,000 for the full year of 2006. The factors in our decision to increase exploration expenditures in 2006 include an increase in the price of precious and base metals which has increased the value of early stage exploration properties such as ours coupled with the increase in capital resources from the completion of the Crown-Kinross merger; the Strategic Alliance and the Crown dividend July 2005; and increased exploration opportunities in Brazil and Mexico.

          On January 1, 2006, we adopted SFAS 123R, as discussed above under Recent Accounting Pronouncements. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan. We determined the fair value of $2,536,000 for the 2006 Plan options granted on June 27, 2006 using a Black-Scholes option pricing model. We have elected cliff-vesting to recognize the fair value of the option grant over the vesting period of three years on a straight line basis and have recognized $159,000 of option


compensation expense for the 75% of the fair value as of the date of the grant, which will be recognized over the three years from the date of grant and which has been included in general and administrative expense for the three months ended September 30, 2006. Total stock option compensation, included in general and administrative expense was $160,000 during the three months ended September 30, 2006. There were no similar grants in the prior year, and prior to adopting SFAS 123R, we did not recognize stock-option compensation expense in the statement of operations. See Stock Based Compensation Plans in Note 1 to the condensed consolidated financial statements.

          Other general and administrative costs increased to $304,000 in the three months ended September 30, 2006 compared to $63,000 in the three months ended September 30, 2005. The increase was primarily related to a reduction in the currency gain included in general and administrative costs to $5,000 for the three months ended September 30, 2006 compared to a currency gain of $108,000 in the same period of 2005. In addition we had increases in general and administrative costs as a result of the termination of the management services agreement discussed above, where certain costs were incurred which previously were wholly or partially paid by Crown and reimbursed as part of that agreement. These costs included $79,000 of salary and benefits costs during the third quarter of 2006, compared to $38,000 during the same period of 2005, these were offset by a reduction in direct office, insurance and administrative costs to $27,000 during the third quarter of 2006 compared to $60,000 in the same period of 2005. In addition certain other costs increased during the three months ended September 30, 2006 compared to the same period of 2005 which included (i) $87,000 of legal and accounting costs in 2006 compared to $47,000 in 2005 which increased as a result of additional reviews of our accounting systems and reporting related to ongoing Sarbanes-Oxley compliance work, review of application of generally accepted accounting principles, and our application for listing on the American Stock Exchange; (ii) the payment of our stock exchange fees to the American Stock Exchange of $75,000 in the third quarter of 2006; (iii) an increase in travel and shareholder relation costs to $41,000 during the three months ended September 30, 2006 from $31,000 in the same period of 2005 related to our new listing on a United States Exchange and our generally expanded operations for exploration, administration and regulatory compliance.

          Management fee expense decreased to $57,000 in the third quarter of 2006 compared to $104,000 in the same period of 2005. Although there were no changes in the management agreement, the decrease in management fees during 2006 was related to the termination of the agreement on August 31, 2006.

         We exercised our remaining 500,000 TNR warrant during the third quarter of 2006 by paying $70,000 in cash and transferred our existing warrant valuation of $12,000 on the date of exercise to marketable equity securities and as a result recorded no gain or loss on derivative instruments related to our holdings of TNR warrants during the third quarter of 2006 compared to a gain of $10,000 during the third quarter of 2005. During the third quarter of 2005 we owned two TNR warrants that were each exercisable into a total of 500,000 shares of TNR stock. One of these warrants expired in December 2005 and the other warrant was exercised in July 2006 at a price of Cdn$0.16 per share. We do not anticipate recognizing any future gains or losses in our derivative instruments as we no longer own any warrants.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. During the third quarter of 2006, we recorded $12,000 of mineral property impairment related to our Libertad and Pillune projects in Peru and our Pozos project in Mexico. There were no similar mineral property impairment charges during the third quarter of 2005. We cannot predict if or when we may have additional property impairments, which is significantly affected by drilling, sampling and other geologic results from each property we own. See Critical Accounting Estimates below.

          Subsequent to the completion of the Crown - Kinross merger, on September 15, 2006, we sold 100,000 shares of Kinross common stock for net proceeds of $1,206,000 and recorded a gain on sale of $1,046,000 on the sale. There were no similar sales of marketable equity securities during the third quarter of 2006. On October 24, 2006, we sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000. We anticipate we will continue to liquidate our Kinross holdings over the next three years. See liquidity and capital resources below. During the third quarter of 2005 Crown paid a one-time special dividend and we received $1,275,000 on our holdings of Crown stock, which was recorded as other


income. There were no similar items in 2006 and we do not anticipate receiving any dividends on our holdings of marketable equity securities in Kinross or TNR in the foreseeable future.

          We recorded deferred tax expense of $222,000 during the third quarter of 2006 compared to $479,000 during the third quarter of 2005. The tax expense related to the expected use of existing net operating losses in excess of newly generated net operating losses on United States activities. These include the gain on sale of 100,000 shares of our Kinross stock for gross proceeds of $1,206,000 during the third quarter of 2006 and the cash dividend of $1,275,000 received during the third quarter of 2005. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Mexico, Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future. We anticipate we will continue recognize taxable gains in the future upon the sale of our Kinross common stock received in exchange for Crown common stock.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

          We had a loss of $2,396,000 or $0.08 per share for the nine months ended September 30, 2006 compared to a loss of $1,086,000 or $0.04 per share for the nine months ended September 30, 2005. The primary reason for the increase in the loss in the nine months ended September 30, 2006 from the loss in the same period of 2005 was the recognition of $797,000 in stock-option compensation expense included in general and administrative costs. This consisted primarily of the recognition of $793,000 stock-option compensation expense during the first nine months of 2006 on the 1,655,000 options granted on June 27, 2006, discussed above. In addition, our exploration expense increased to $1,925,000 during the nine months ended September 30, 2006 compared to $1,301,000 during the same period of 2005 as well as the receipt of a dividend of $1,275,000 during the third quarter of 2005 and there was no similar dividend paid in 2006. These increases were partially mitigated by a gain on sale of marketable equity securities of $1,046,000 during the nine months ended September 30, 2006, a reduction in the management fees paid to Crown to $232,000 in the first nine months of 2006 compared to $305,000 in the same period of 2005; and a deferred tax benefit of $161,000 during the first nine months of 2006 compared to a deferred tax expense of $310,000 during the same period of 2005. These items are discussed in more detail below.

          Exploration expenditures increased to $1,925,000 during the first nine months of 2006 compared to $1,301,000 during the first nine months of 2005 as a result of a significantly expanded exploration effort in Mexico, Brazil and Peru during 2006. Our reconnaissance exploration effort during 2005 resulted in the acquisition of several new properties in Mexico, the most significant of which was the Pachuca property, a 500 year-old mining district in central Mexico. During the first nine months of 2006 we spent $296,000 on exploration in Mexico, primarily at Pachuca compared to less than $167,000 during the first nine months of 2005. Exploration expenditures in Peru increased to $724,000 during the first nine months of 2006 compared to $320,000 during the same period of 2005. Exploration expenditures in Brazil, including reconnaissance exploration increased to $1,024,000 for the first nine months of 2006 compared to $761,000 during 2005. Our cost reimbursement under the Anglo Agreement was $178,000 during the first nine months of 2006 compared to $100,000 during the same period of 2005. An increase in the number of properties as well as increased exploration costs including drilling of several properties contributed to the increase in exploration expenditures.

          Excluding reconnaissance activities, during 2006 we were actively exploring on approximately twelve properties compared to 2005 when we had active exploration activities on eight properties. We also increased our exploration administrative costs during 2006 compared to 2005, in response to the additional exploration activities. In addition, the recent increases in gold and base metal prices have increased the demand for exploration geologists and field personnel, which has in turn increased our geology salary and consulting expenditures to staff our exploration activities. We would expect our exploration costs to remain at this level or potentially increase, partially as a result of the increase in precious and base metal prices, which has increased the value of early-stage exploration efforts such as ours, as well as the increase in our available capital as a result of the completion of the Crown-Kinross merger.


          We recorded $797,000 of stock-option compensation expense during the first nine months of 2006 primarily related to the grant of 1,655,000 options on June 27, 2006, discussed above. We recorded $634,000 of stock option compensation expense on the date of grant when the options became 25% vested and an additional $159,000 during the third quarter of 2006 related cliff-vesting to recognize the fair value of the option grant over the vesting period of three years on a straight line basis discussed above.

          Excluding the $797,000 stock-option compensation expense during the nine months ended September 30, 2006, discussed above, other general and administrative costs were $612,000 during the first nine months of 2006 compared to $423,000 in the same period of 2005. These costs included an increase in salary and benefits costs to $115,000 during the nine months ended September 30, 2006, compared to $86,000 during the same period of 2005. In addition certain other costs increased during the three months ended September 30, 2006 compared to the same period of 2005 which included (i) $184,000 of legal and accounting costs in 2006 compared to $97,000 in 2005 which increased as a result of additional reviews of our accounting systems and reporting related to ongoing Sarbanes-Oxley compliance work, review of application of generally accepted accounting principles, an increase in costs associated with our application for listing on the American Stock Exchange; (ii) an increase in securities exchange fees to $106,000 in the first nine months of 2006 compared to $13,000 in 2005, primarily associated with the payment of a $75,000 fee to the American Stock Exchange in the third quarter of 2006; (iii) an increase in travel and shareholder relation costs to $184,000 during the nine months ended September 30, 2006 from $122,000 in the same period of 2005 related to our new listing on a United States Exchange and our generally expanded operations for exploration, administration and regulatory compliance. These increases were mitigated by an increase in foreign currency gains included in general and administrative costs of $74,000 during the first nine months of 2006 compared to $50,000 in the same period of 2005 and by a reduction in office, insurance and administrative costs to $97,000 during the nine months ended September 30, 2006 compared $141,000 in the same period of 2005. A general decline in the value of the dollar compared to the sole in Peru and the real in Brazil from 2005 to 2006 accounted for the gains on foreign currency in both 2006 and 2005. We anticipate an increase in general and administrative costs in the future as a result of the adoption of SFAS 123R discussed above and as a result of the completion of the Crown - Kinross merger.

          Management fee expense decreased to $232,000 in the first nine months of 2006 compared to $305,000 in the first nine months of 2005. Although there were no changes in the management agreement, the decrease in management fees during 2006 was related to the termination of the agreement on August 31, 2006 and as a result of a reduction in management time Crown personnel were spending on our activities as we increased our exploration administrative staff to accommodate the increased exploration activities discussed above.

          As a result of the completion of the Crown - Kinross merger, the Management Agreement has been terminated and we have hired the existing Crown management, with the exception of Mr. Jones, whom we retained pursuant to a consulting agreement for an upfront payment of $160,000 discussed above, and we now directly pay all administrative expenses. We have estimated our annual general and administrative costs will be approximately $400,000 to $500,000 higher as a result of increases in salaries and benefits, rent and legal fees, administrative costs, and shareholder relations costs with such increases in general and administrative costs partially offset by an estimated reduction in annual management fees costs of approximately $300,000.

          We recorded a deferred tax benefit of $161,000 during the first nine months of 2006 compared to a deferred tax expense of $310,000 during the same period of 2005 related to the expected benefit of the currently generated net operating losses on United States activities, including a benefit of $309,000 related to the $793,000 of stock-based compensation expense discussed above, which are expected to be available to offset future taxable income related to future gains from the sale of our Kinross common stock. We provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.


(d.) Liquidity and Capital Resources

          Due to the nature of the mining business, the acquisition, and exploration of mineral properties requires significant expenditures prior to the commencement of development and production. In the past, we have financed our activities through the sale of our properties, joint venture arrangements, the sale our securities and most recently from the sale of our marketable equity security investment in Kinross. The sale of properties has occurred on an infrequent basis with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from the sale of properties, if any, would also occur on an infrequent basis. To the extent necessary, we expect to continue to use similar financing techniques; however, there is no assurance that such financing will be available to us on acceptable terms, if at all.

Investment in Marketable Equity Securities

          As of October 31, 2006 we owned 1,742,920 shares of Kinross, which have a value of approximately $23.0 million, based upon the market price of $13.20 per share for each Kinross share. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares have been issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Crown or Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

Stock-Based Compensation Plans

          During the first nine months of 2006, holders exercised options from our 1994 Plan for 1,125,500 shares and paid us $895,000. The exercise price of options for 980,000 of these shares was Cdn$0.94 per share, the exercise price of options for 75,000 of these shares was Cdn$0.73 per share, the exercise price for 20,500 of these shares was Cdn$0.81per share and the exercise price of options for 50,000 of shares options was Cdn$0.65 per share. During the first nine months of 2005 holders exercised options for 30,500 shares for proceeds of $22,000.

The following table summarizes our outstanding stock options from our 1994 Plan and our 2006 Plan as of September 30, 2006:

Options Outstanding			Options Exercisable
Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Cdn$	Number Exercisable	Weighted Average Exercise Price Cdn$	Intrinsic value of exercisable options (1)
1994 Plan:
1,000,000	0.4	$0.73	1,000,000	$0.73	$2,985,000
114,500	1.8	$0.81	114,500	$0.81	333,000
1,114,500	0.9		1,114,500		$3,318,000
2006 Plan:
1,655,000	4.7	$2.77	413,750	$2.77	$ 474,000

(1)The intrinsic value of options exercisable at September 30, 2006 based upon the quoted market price of Cdn$4.04 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.9017 Canadian dollar per United States dollar.

          As a result of the options from the 1994 Plan being significantly "in the money" as of September 30, 2006, we anticipate that 1,000,000 unexercised options currently outstanding from our 1994 Plan will be exercised prior to their expiration date of March 7, 2007 for estimated proceeds of approximately $657,000, based upon the above exchange ratio, assuming there is no significant decline in the quoted market price for a share of our common stock on the Toronto Stock Exchange. We would not expect that a significant number of our remaining vested options, from either the 1994 Plan or the 2006 Plan, will be exercised in the next year.


Working Capital

          We had working capital of $4,688,000 at September 30, 2006 compared to working capital of $4,189,000 as of December 31, 2005. Our working capital consists primarily of our cash and cash equivalents and marketable equity securities. Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2006 and December 31, 2005, we owned 1,842,920 shares of Kinross common stock and 6,071,626 shares of Crown common stock, respectively. The Kinross and Crown shares are recorded at their fair market value of $23,073,000 and $13,965,000 at September 30, 2006 and December 31, 2005, respectively. In addition, we own other marketable equity securities with a fair value of $189,000 and $94,000 as of September 30, 2006 and December 31, 2005, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the nine months ended September 30, 2006, we recorded a gain on marketable equity securities in other comprehensive income of $9,282,000, less related deferred tax expense of $3,620,000. During the nine months ended September 30, 2005, we recorded a gain on marketable equity securities in other comprehensive income of $2,053,000, less related deferred tax benefit of $801,000.

Deferred tax liabilities

          As of September 30, 2006 and December 31, 2005, we have recorded deferred tax liabilities of $6,537,000 and $3,582,000 respectively. These deferred tax liabilities relate to our unrealized holding gains on our Kinross and Crown shares, respectively. We expect these deferred tax liabilities will become currently payable over time as we sell Kinross shares to the extent our currently generated gain on those sales exceed our existing Unites States net operating losses for income tax purposes. As of September 30, 2006 we have estimated those net operating losses to be approximately $5,478,000.

Cash balances

          Cash and cash equivalents were $1,436,000 as of September 30, 2006 compared to $2,120,000 at December 31, 2005. Our cash balances, as supplemented with additional funds from the sale of a portion of our investment in Kinross common stock, are considered adequate to fund our 2006 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop or operate on our own any mineral deposits we have. We anticipate that we would finance our exploration activities through the sale of interests in our properties, the use of joint venture arrangements, the sale of our Kinross common stock, and the issuance of debt or equity. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. We anticipate we will use existing funds to continue to explore our existing exploration projects, based upon our current planned full-year 2006 exploration expenditures of $3,307,000. Although we have not finalized our planned expenditures through 2007, we currently anticipate we have enough cash and working capital to meet our operating and net exploration requirements through the end of 2007.

(e.) Cash Flows

          Net cash used in operations during the nine months ended September 30, 2006 increased to $2,635,000 compared to $461,000 for the nine months ended September 30, 2005 primarily as a result of increased exploration expense related to increased exploration activities, as well as increased general and administration costs discussed above in results of operations. In addition during the first nine months of 2006 we recorded a net increase (use of cash) in our prepaid expenses and receivables of $(99,000), compared to a net decrease (receipt of cash) of $247,000 during the first nine months of 2005. Theses changes in receivables were offset by an increase in our accounts payable including our payable due to Crown totaling $224,000 during the first nine months of 2006 compared to a net payment (use of cash) on our accounts payables and payable due to Crown totaling $(1,000) during the first nine months of 2005. We expect our use of cash for operations to continue for the remainder of 2006, primarily related to our planned exploration expenditures of $3,307,000 for the full year of 2006.

          Net cash provided from in investing activities increased to $1,056,000 during the first nine months of 2006 compared to a use of cash from investing activities of $172,000 during the first nine months of 2005


primarily from the cash proceeds of $1,206,000 from the sale of 100,000 shares of Kinross stock. We expect to continue to sell a portion of our investment in Kinross shares over the next two to three years to fund our planned exploration and administrative activities as discussed above. We do not expect to have significant increases in uses of cash for capital additions for either office or field equipment or from additions to mineral properties during the remaining three months of 2006.

          Net cash provided from financing activities was $895,000 during the nine months ended September 30, 2006 compared to $3,781,000 during the nine months ended September 30, 2005. The cash provided during 2006 related entirely to the exercise of options discussed above in liquidity and capital resources. On January 18, 2005, we signed the Strategic Alliance with Newmont Exploration, to explore for gold in South America. Concurrent with the Strategic Alliance Newmont Canada purchased 2.7 million shares of our common stock (approximately 9.9% equity interest) for net proceeds of $3,774,000 pursuant to the Private Placement. The remaining cash provided in 2005 related to cash payments from the exercise of 5,000 of our stock options. Other than the potential exercise of options, we do not expect any additional cash from financing activities during the remaining months of 2006. We anticipate vested options for 1,000,000 shares of our common stock will be exercised prior to March 31, 2007, their expiration date, for estimated proceeds of approximately $657,000 as discussed above under liquidity and capital resources.

(f.) Contractual Obligations

          As of September 30, 2006, we have no outstanding long-term debt, capital or operating leases or other purchase obligations.

          However, we do have annual concession and lease payments required to maintain our current mineral property positions. While these payments are not fixed obligations since we can abandon the mineral property at any time without penalty or further payments, these payments are required in order to maintain our interests. We estimate these payments to be approximately $23,000 for the remainder of 2006. Our existing mineral property agreements do not commit us to any additional exploration expenditures for the remainder of 2006. We may be required to make further payments in the future if we acquire new exploration projects.

          Additionally, we estimate our facility lease costs will be approximately $32,000 per year, related to the Wheat Ridge, Colorado office.

(g.) Properties and Joint Ventures

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on our Pachuca Real silver-gold project in central Mexico. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the next 18 months. Work commitments over the next 4.5 years total $12.0 million.

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study (the "Feasibility Stage"), Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont is also obligated to make payments on Solitario's behalf to keep the property in good standing. Newmont has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Newmont fund our portion of construction


costs at Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of our distribution of future earnings or dividends from the venture. If we elect to have Newmont fund all our venture costs, including our portion of construction costs, then our participating interest will be 30% and Newmont's interest will be 70%.

          The 47,000 hectare Pachuca Real silver-gold property in central Mexico was acquired by staking in late 2005, and as part of the agreement with a private Mexican mineral concession holder covering 14,000 hectares, is subject to an option agreement providing for payments of $500,000 over four years for a part of the property. For the remainder of 2006 a payment is due to the individual claim holder of $5,000. Payments totaling $20,000 to the same individual are due in 2007. Claims fees to be paid to the government of Mexico totaling 42,000 are due in 2007. As discussed above, all remaining 2006 and 2007 payments to maintain the Pachuca-Real property are the responsibility of Newmont.

          On August 15, 2006 we signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais, on our 100%-owned Bongara zinc project in northern Peru. The Bongara project hosts the Florida Canyon zinc deposit where high-grade zinc mineralization has been encountered in drill holes over an area two by two kilometers in dimension. The Letter Agreement calls for a firm commitment by Votorantim Metais to fund a one-year, $1.0 million exploration program which began in late October 2006. Votorantim Metais can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim Metais any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim Metais, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim Metais to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim Metais. Votorantim Metais will act as project operator. Once Votorantim Metais has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest for construction. Solitario will repay the loan facility through 50% of its cash flow distributions. Both parties are currently working towards signing definitive agreements effectuating the Letter Agreement.

          During the first nine months of 2006, we acquired priority to mineral rights covering 2,400 hectares from the Brazilian government at our Pau d' Arco project in Brazil.  As a result of this acquisition we capitalized $18,000 of costs incurred and initial payments made pursuant to an agreement with three private Brazilian individuals to gain access to the Pau d' Arco project.  These agreements call for access payments of approximately $23,000 for the remainder of 2006 and payments totaling approximately $1,380,000 over four years.  We may also buy out a 1% net smelter return retained by the owners for approximately $2,600,000.  We may abandon any of the properties at any time and no additional lease payments would be due.   We conducted surface exploration work during the third quarter of 2006 and drilled and completed six core holes totaling 1,111 meters. Assay results are pending for these drill holes.

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concession covering approximately 1,300 hectares, which comprise the Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease after which we will own a 99% participating interest in the concessions. We may abandon the property at any time with no additional lease payments are due. We have conducted a limited amount of surface exploration work in order and are continuing to assess if drilling is warranted.


          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. The property consists of two concessions totaling 918 hectares. The option agreement called for Solitario to make an initial payment of $10,000 plus the 15% IVA (value added tax) on signing and for Solitario to make future escalating payments totaling $1,500,000 over a four-year period. In the third quarter of 2006, we terminated our option to earn an interest in the property, recorded a property abandonment charge of $4,000, and at September 30, 2006, have no further payment or work obligations.

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purismas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement called for Solitario to make an initial payment of $15,000 on signing and provided for Solitario to conduct surface exploration on the four properties over a six month period. Solitario has elected to sign definitive option agreements on the Concepcion del Oro, and Purisimas properties. The Concepcion del Oro and Purisimas properties require payments of $10,000 in 2006 and $25,000 in 2007 to maintain the option agreements in good standing. Additionally the properties require claim payments to the government of $1,600 and $400 respectively in 2007. As of September 30, 2006, work is ongoing on the properties to determine if drilling is warranted.

          In September 2005, Solitario completed an option agreement for the purchase of 100% of the mineral rights over the 8,550 hectare Mecurio property in the state of Para, Brazil.  An initial payment of 20,000 Brazilian Reals (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reals (approximately $12,000) was made in 2005 on signing of a Definitive Agreement upon conversion of the existing washing claims to exploration claims.  Further payments are required upon the conversion of garimpeiro licenses to exploration claims which is occurred in the third quarter of 2006.  During 2007 payments will total approximately $41,900.  To purchase the property, an escalating scale of payments totaling 780,000 Reals (approximately $363,000) are required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of 2,300,000 Reals (approximately $1,070,000).  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments Solitario will receive title to 1,500 hectares of surface rights.  Solitario may terminate the agreement at any time at its sole discretion. Solitario completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property during the first half of 2006 and core drilling of eleven holes totaling 1596 meters completed during the third quarter for which assay results are pending.  During 2005 Solitario completed 1,466 meters of core drilling.

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan. Solitario pays approximately $5,000 in concession fees (plus IVA) to the Mexican government for the 10,000-hectare concession. As of September 30, 2006, we are conducting surface exploration work to determine if a future drilling program is warranted.

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of September 30, 2006, we have spent approximately $832,000 of this commitment. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a


75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

          As part of the Strategic Alliance we staked the 1,400 hectare La Libertad property in August of 2005 within the Alliance Project Area. Surface work has been completed including geologic mapping and sampling and a geophysical program was completed during the third quarter of 2006. We completed a five-hole drilling program in the third quarter of 2006. Although anomalous gold was intersected the grade was not high enough to warrant continued exploration expenditures on the property and we terminated our interest in La Libertad during the third quarter of 2006, recorded a $4,000 mineral property abandonment charge and have no further work or expenditure commitment at La Libertad as of September 30, 2006.

          Concurrent with the signing of the Strategic Alliance Letter of Intent, was the signing of a second Letter of Intent by us and Newmont Peru, Ltd. ("Newmont Peru"), to amend Solitario's net smelter return ("NSR") royalty on a 150,000-acre property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Newmont Peru's future exploration results on an annual basis. Both the strategic alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subsequently replaced by definitive agreements with the same terms.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing, including our 35% participating interest, to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. A First Amendment to the agreement was signed in July 2004 to provide Anglo Platinum a ten-month Phase II work commitment period to spend an additional $500,000 on exploration. Drilling for the Phase II commitment was completed in late 2004. In November 2005 Anglo Platinum notified Solitario of its election to proceed with the next $1.25 million in exploration over a one-year period. On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo, which extended to July 15, 2006 from May 15, 2006 the date by which Anglo Platinum and Solitario would complete a definitive operating agreement for the exploration and development of the Pedra Branca Project. In addition Anglo Platinum agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and to pay up to $5,000 per month of care and maintenance costs through July 15, 2006. On July 14, 2006, we signed a Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Providing that Anglo Platinum and Solitario have signed a definitive Shareholders Agreement by December 15, 2006, Anglo Platinum will further fund exploration work totaling approximately $848,000 through the end of August 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest. We have recorded a receivable of $33,000 at September 30, 2006 from Anglo for these reimbursements on costs incurred through September 30, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project.

          The 256-hectare Triunfo poly-metallic exploration property in Bolivia was acquired in 2003. Lease obligations were renegotiated in 2006 providing for a payment of $12,000, which was paid in July of 2006, $35,000 in 2007 and $45,000 in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and drilling is under consideration for later in 2007.


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

          In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our final 2005 mineral property rental and option payments were approximately $243,000. In 2006 we estimate mineral property rental and option payments will total approximately $329,000. If our current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2006, we will have been reimbursed approximately $31,000 of those total property rental and option payment costs.

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded $12,000 of mineral property impairment in the nine months ended September 30, 2006 related to our Libertad and Pillune projects Peru and our Pozos project in Mexico. We recorded $28,000 of mineral property impairment in the nine months ended September 30, 2005 related to our La Tola project in Peru and our Windy Peak project in Nevada. We may record additional future impairments if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At September 30, 2006 and December 31, 2005, we have recorded unrealized holding gains of $19,202,000 and $9,922,000, respectively, net of deferred taxes of $7,411,000 and $3,792,000, respectively, related to our marketable equity securities.


Stock-based compensation

          We compute the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock as well as an estimate of forfeitures. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and pro-forma stock-based compensation expense could have been materially different from that reported. We determined the fair value of the 2006 Plan options on June 27, 2006, the date of grant, of $2,536,000 using a Black-Scholes option pricing model, for a weighted average fair value of $1.53 per share. In determining the fair value, Solitario has assumed a four-year effective life based upon expected volatility and past historical exercise patterns, an expected volatility of 76% that mirrors the historical volatility based upon daily quoted stock prices from the Toronto Stock Exchange over the prior four years, a risk-free interest rate of 5.3%, an exchange rate on the date of grant of 0.89193 Canadian dollars to each United States dollar, and an intrinsic value of Cdn$0.08 per share on the date of grant as discussed above. Solitario has elected cliff-vesting to recognize the fair value of the option grant over the vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate, based upon historical experience. Accordingly, as of September 30, 2006, Solitario has recognized $797,000 of option compensation expense, net of deferred taxes of $309,000, for the vesting of the fair value as of the date of the grant over the life of the option grant, as discussed above under results of operations, which has been included in general and administrative expense for the nine months ended September 30, 2006. Solitario will recognize the balance of $1,743,000 over the remaining vesting period, or approximately $159,000 per quarter.

Derivative instruments

          In July 2006 we exercised our only remaining TNR warrant as discussed above in recent developments. Our TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognized any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our TNR warrants of $6,000 for the nine months ended September 30, 2006, respectively, compared to an increase in the fair value of our TNR warrants of $10,000 and a decrease in fair value of $14,000 for the three and nine months ended September 30, 2005, respectively. We exercised our 500,000 share TNR warrant on July 27, 2006 by paying the exercise price of $70,000 to TNR, and have no remaining derivative instruments as of September 30, 2006.

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


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

          Management believes that due to our nature and size, with only four total United States employees, it may not be economically feasible to completely eliminate and or mitigate all noted deficiencies in internal control over financial reporting. Management believes to do so would require the addition of several high-level accounting and financial reporting staff or the engagement of additional outside accounting and legal firms as well as the potential addition of several administrative positions that we believe may not make economic sense for our shareholders. The existence of these deficiencies potentially subjects our Company to additional risk that there may be material misstatements in the future as a result of the misapplication of United States generally accepted accounting principles or the improper recording of our accounts from the lack of segregation of duties.

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


          In addition, our senior management consists of Mr. Herald, our CEO, Mr. Maronick, our CFO and Mr. Hunt, our Vice President of Operations and our entire company has only four United States employees. With such a small and (operationally) efficient staff, we are in constant contact on a daily basis and are intimately familiar with the contents of our financial information and the related disclosures. Our senior management essentially creates our financial information as opposed to having financial information "provided" to them as may be the case with larger organizations. Furthermore, our total number of transactions, for example checks drawn on our bank accounts and recorded journal entries to our accounting records, rarely exceed 150 per month. We believe this gives us a natural advantage over large organizations, but has its limitations, as discussed above, for example with regard to internally available depth of knowledge in complex accounting and reporting and the application of all United States generally accepted accounting principles. Mr. Maronick has and will continue to regularly attend ongoing professional training in these areas to stay up to date. We intend to continue to utilize the outside accounting firm, discussed above, (not our independent registered public accounting firm) to assist in preparation of our financial statements and disclosures. We believe these steps also provide management with additional assurance regarding the integrity of our financial information.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk

          (a.)         Equity Price Risks

Solitario's investment in Kinross is subject to equity market risk.

          As of September 30, 2006 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,307,000 and increase other comprehensive income and total stockholders' equity by the same amount, net of deferred taxes of $900,000. Additionally, our working capital would also be increased by $1,407,000 from a hypothetical increase of ten percent in the price of Kinross common stock.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above.

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


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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of reviewing our formal budgeting process, which has only been operational for less than a year. During the nine months ended September 30, 2006, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended September 30, 2006, other than the steps taken above, there were no changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 1A. Risk Factors
          During the third quarter of 2006, there were no material changes to the Risk Factors disclosed in our 2005 Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          During the three months ended September 30, 2006, three options were exercised pursuant to Rule 701; a holder exercised options granted under the 1994 Plan for 10,000 shares of our common stock, at an exercise price of Cdn$0.73, and two holders exercised options granted under the 1994 Plan for 20,500 shares of our common stock, at an exercise price of Cdn$0.81 per share.


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

SOLITARIO RESOURCES CORPORATION
November 3, 2006 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer