Form 10-K
period 2006-12-31
SOLITARIO RESOURCES CORP
filed 2007-02-28
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2006

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number 0-50602

SOLITARIO RESOURCES CORPORATION
(Exact name of registrant as specified in charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1285791 (I.R.S. Employer Identification No.
4251 Kipling St. Suite 390, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)
Registrant's telephone number, including area code	(303) 534-1030

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ]   NO [ X ]Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ]   NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X ]

The aggregate market value (based upon the closing price of our stock on June 30, 2006) of common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $49,914,000.

There were 28,839,992 shares of common stock, $0.01 par value, outstanding on February 21, 2007.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders which is expected to be filed by April 30, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10K.


TABLE OF CONTENTS


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

Item 1. Business

          The Company

         We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). We have been actively involved in this business since 1993 and have in the past recorded revenues from joint venture payments and the sale of properties on an infrequent basis, with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect that future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2006 we had nine exploration properties in Peru, Bolivia, Mexico and Brazil. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown was acquired by Kinross Gold Corporation of Toronto, Canada ("Kinross") upon the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock per share of Crown common stock (the "Crown - Kinross merger"). Kinross currently owns less than one percent of our outstanding common stock.

          Our corporate structure is as follows [jurisdiction of incorporation] - all of the subsidiaries are 100%-owned.

Solitario Resources Corporation [Colorado]
- Altoro Gold Corp. [British Columbia, Canada]
      - Altoro Gold (BVI) Corp. [British Virgin Islands]
            - Minera Altoro (BVI) Ltd. [British Virgin Islands]
            - Minera Andes (BVI) Corp. [British Virgin Islands]
                  - Compania Minera Andes del Sur S.A. [Bolivia]
            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands]
                  - Altoro Mineracao, Ltda. [Brazil]
- Minera Solitario Peru, S.A. [Peru]
- Minera Bongará, S.A. [Peru]
- Minera Soloco, S.A. [Peru]
- Mineracao Solitario Brazil, Ltd [Brazil]

General

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to enable us to sell or joint venture these properties prior to the establishment of proven and probable reserves. Currently we have no mineral properties with reserves and we have no mineral properties in development. We do not anticipate developing any currently owned properties on our own in the future. We currently own nine mineral properties under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development through a joint venture with a partner that has expertise in mining operations.

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


commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases, however, it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development through a joint venture of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through (i) sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; (ii) joint venture payments, which last occurred during the years from 1996 through 2000; (iii) investment in Kinross (previously Crown); (iv) issuance of common stock, including exercise of options, and through private placements; (v) and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future although we expect that our primary funds for the next year will come from the sale of our investment in Kinross.

          We operate in one segment, mining geology and mineral exploration. We currently conduct exploration in Peru, Brazil, Mexico, and, to a limited extent, Bolivia. As of February 21, 2006, we had four full-time employees, located in the United States and ten full-time employees, located in South America. We extensively utilize contract employees and laborers to assist us in the exploration on most of our projects.

         Prior to August 31, 2006, Crown provided management and technical services to us under a management agreement (the "Management Agreement") originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown-Kinross merger. The modified agreement, which had a three year term, provided for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Management service fees paid to Crown by us in 2006, 2005 and 2004 were $232,000, $423,000, and $390,000, respectively. Net amounts due to Crown as of December 31, 2005 were $45,000, related to the Management Agreement. We now directly pay all administrative expenses.

Investment in Kinross

          We have a significant investment in Kinross at December 31, 2006, which consists of 1,742,920 shares of Kinross common stock. Solitario received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock it owned on the date of the Crown - Kinross merger. On September 15, 2006, subsequent to the Crown - Kinross merger, we sold 100,000 Kinross common shares for net proceeds of $1,206,000. We sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000 on October 24, 2006. Subsequent to December 31, 2006, we sold 100,000 shares for net proceeds of $1,274,000 and as of February 21, 2007, we own 1,642,920 shares of Kinross common stock which have a value of approximately $22.2 million based upon the market price of $13.51 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Mineral properties - General

          We have been involved in the exploration for minerals in Latin America, focusing on precious and base metals, including gold, silver, platinum, palladium, copper, lead and zinc. We have held concessions in Peru since 1993, in Argentina from 1993 to 1998, and in Bolivia and Brazil since 2000. During 2004, we began a reconnaissance exploration program in Mexico and acquired mineral interests there in 2005. We also acquired certain mineral properties in the state of Nevada during 2004, which we dropped in 2005 and no longer own any mineral interests or conduct any exploration activities in Nevada.

Financial information about geographic areas

          Included in the consolidated balance sheet at December 31, 2006 and 2005 are total assets of $2,854,000 and $2,944,000, respectively, related to Solitario's foreign operations, located in Brazil, Peru Mexico and Bolivia. Included in mineral properties in the consolidated balance sheet at December 31, 2006 and 2005 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,607,000.

Strategic Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario for Cdn$4,590,000 or $3,780,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Project Areas") that are mutually agreed upon with Newmont Exploration. As of December 31, 2006, we have spent approximately $807,000 of this commitment. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all,


in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement and for two years following termination of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

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

Our mineral exploration activities involve a high degree of risk; our business model envisions the sale or joint venture of mineral property, prior to the establishment of reserves. If we are unable to sell or joint venture our properties, the money spent on exploration may never be recovered and we could incur a write down on our investments in our projects.

          The exploration for mineral deposits involves significant financial and other risks over an extended period of time. Few properties that are explored are ultimately developed into producing mines. Major expenses are required to determine if any of our mineral properties may have the potential to be commercially viable and be salable or joint ventured. We have never established reserves on any of our properties. Significant additional expense and risks, including drilling and determining the feasibility of a project, are required prior to the establishment of reserves. These additional costs potentially diminish the value of our properties for sale or joint venture. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will be commercially viable or that we will be able to sell or joint venture our properties. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, costs and efficiency of the recovery methods that can be employed, proximity to infrastructure, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold or other minerals, and environmental protection.

          Even if our exploration activities determine that a project is commercially viable, it is impossible to ensure that such determination will result in a profitable sale of the project or development by a joint venture in the future and that such project will result in profitable commercial mining operations. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur an impairment of our investment in such property interest. All of these factors may result in losses in relation to amounts spent, which are not recoverable. We have experienced losses of this type from time to time including during 2006, when we wrote down our investment in the Libertad and Pillune projects in Peru, our Pozos project in Mexico and our Pau d'Arco project in Brazil recording mineral property write-downs of $35,000.

We have a significant investment in Kinross common stock. We have no control over fluctuations in the price of Kinross common stock and reductions in the value of this investment could have a negative impact on the market price of our common stock.

          We have a significant investment in Kinross as of February 21, 2007, which consists of 1,642,920 shares of Kinross common stock which have a value of approximately $22.2 million based on the market price of $13.51 per Kinross share. A significant fluctuation in the market value of Kinross common shares could have a material impact on our investment in Kinross, the market price of our common stock and our liquidity and capital resources.

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

          An investment in our common shares involves a high degree of risk. The liquidity of our shares, or ability of the shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the Toronto Stock Exchange during 2006 and the American Stock Exchange (since our listing on August 11, 2006) was approximately 26,000 shares, with no shares traded on many days. The market price of our shares has historically fluctuated in a large range. Please see Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." The price of our common stock may be affected by many factors, including adverse change in our business, a decline in gold or other commodity prices, and general economic trends.

Our mineral exploration activities are inherently dangerous and could cause us to incur significant unexpected costs including legal liability for loss of life, damage to property and environmental damage; any of which could materially adversely affect our financial position or results of operations.

          Our operations are subject to the hazards and risks normally incident to exploration of a mineral deposit including mapping and sampling, drilling, road building, trenching, assaying and analyzing rock samples transportation over primitive roads or via small contract aircraft or helicopters, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. Any of these risks could cause us to incur significant unexpected costs that could have a material adverse effect on our financial condition and ability to finance our exploration activities.


We have a history of losses and if we do not operate profitably in the future it could have a material adverse affect on our financial position or results of operations and the trading price of our common shares would likely decline.

          We have reported losses in 11 of our 13 years of operations. We reported losses of $3,183,000, $2,080,000, and $2,925,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We can provide no assurance that we will be able to operate profitably in the future. We have had net income in only two years in our history, during 2003, as a result of a $5,438,000 gain on derivative instrument related to our investment in certain Crown warrants and during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again. If we do not operate profitably, the trading price of our common shares will likely decline.

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
●          disadvantages of competing against companies from countries that are not subject to US laws and regulations including the Foreign Corrupt Practices Act;
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

          During 2006, the government of Bolivia took steps to nationalize its oil and gas industry by unilaterally increasing taxes payable by private owners of oil and gas properties. The government has not taken similar steps against privately held mining concessions, but it has stated that it plans to nationalize certain segments of the mining industry and could implement such a plan at any time. It is not known if such nationalization, if it were to occur, would affect our properties. We have significantly reduced our activities in Bolivia, while monitoring this situation. Our capitalized costs in Bolivia are approximately $30,000.

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

          The capital required for exploration of mineral properties is substantial. We have financed operations through utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, strategic investments in other companies such as Crown and the issuance of common stock. We will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties. Without successful sale or future development of our mineral properties through joint venture we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

A large number of companies are engaged in the exploration of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively in the mining industry which could have a material adverse effect on our financial position or results of operations.


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

          We are an exploration stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering and evaluation of existing or future mineral properties. The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. If we are unable to sell or joint venture for development our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations. Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

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


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

Our business is extremely dependent on gold, commodity prices and currency exchange rates over which we have no control.

          Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. Currency exchange rates relative to the US dollar can affect the cost of doing business in a foreign country and the revenues received from production. For instance, the Brazilian Real has appreciated approximately 35% relative to the US dollar during the past three years. Consequently, the cost of conducting exploration in Brazil has significantly increased during this time period. We currently do not hedge against currency fluctuations. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

          We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald, our Chief Financial Officer, James R. Maronick, and our Vice President of Operations, Walter H. Hunt. All of the above named officers have many years of experience and an extensive background in Solitario and the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

In the future, we may look to joint venture with another mining company to develop and or operate one of our projects, therefore, in the future, our results may become subject to risks associated with development and production of mining projects in general.

          We are not currently involved in mining development or operating activities at any of our properties. In order to realize a profit from our mineral interests we either have to: (1) sell such properties outright at a profit; (2) form a joint venture for the project with a larger mining company with more appropriate resources, both technical and financial, to further develop and/or operate the project at a profit; or (3) develop and operate such projects at a profit on our own. However, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. In the future, if our exploration activities show sufficient promise in a project, we may either look to form a joint venture with another mining company to develop and or operate the project, or sell the property outright and retain partial ownership or a retained royalty based on the success of such project. Therefore, in the future, our results may become subject to the additional risks associated with development and production of mining projects in general.

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


information in the future. The potential misstatement of our reported financial information as well as the potential restatement of our reported financial information could have a negative impact on the market price of our stock and our financial condition and results of operations.

Item 2. Properties

Peru

Newmont Alliance

          On January 18, 2005, Solitario signed an agreement (the "Alliance Agreement") to form a strategic alliance (the "Strategic Alliance") with Newmont Exploration, a wholly-owned subsidiary of Newmont Mining Corporation, the world's second largest gold producer, to explore for gold in South America. Concurrent with the Strategic Alliance, Newmont Canada purchased 2.7 million shares of Solitario (representing approximately a 9.4% interest in Solitario as of December 31, 2006) for Cdn$4.59 million or $3.78 million pursuant to a private placement agreement (the "Private Placement"). We have now worked in two Alliance Project Areas located in southern Peru. These areas total approximately 10,000 square kilometers in size. Upon reaching agreement with Newmont, we plan to begin work on a third Alliance Project Area by the end of the first quarter 2007. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-Alliance Solitario property acquired in South America after the signing of the definitive Alliance Agreement and for two years following termination of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

          As of December 31, 2006 we have no active Alliance properties. However, two properties have been acquired within an Alliance Project Area, Libertad and Pillune, both of which have been abandoned, as discussed below.

Bongara Zinc Project, Peru

1.  Property Description and Location

          The Bongara project consists of 6 concessions comprising 4,100 hectares of mineral rights granted to or under option to Minera Bongara S.A., a subsidiary of ours incorporated in Peru. The property is located in the Department of Amazonas. On August 15, 2006 Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), on Solitario's 100%-owned Bongara zinc project in northern Peru. We anticipate signing a definitive agreement, "Framework Agreement for the Exploration and Potential Development of Mining Properties," with Votorantim during the first quarter of 2007.

          The definitive agreement calls for a firm commitment by Votorantim to fund a one-year, $1.0 million exploration program which began in late-October 2006. Votorantim can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance Solitario's 30% participating interest through production. Solitario will repay the loan facility through 50% of Solitario's cash flow distributions.

          According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. Each year a payment of $3.00 per hectare must be made by the last day of June to keep the claims in good standing. Because some of the Bongara concessions are more than 10 years old beginning in 2005, there is a $6.00 surcharge per hectare, if less than $100 per hectare is invested in exploration and development of the claim. Land payments made in 2006 and 2005 were $17,000 and $35,000, respectively. Peru also imposes a 1% net smelter return royalty on all base metal production. We have a surface rights agreement with the local community, which controls the surface of the primary area of interest. This agreement provides for an annual payment of $5,000 in return for the right to perform exploration work including road building and drilling.

          An environmental permit is required for advanced exploration projects in Peru. The requisite environmental and archeological studies have been completed and the permit has been granted for future exploration activities subject to approval of amendments describing annual planned work.


2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The Bongara property is accessed by the paved Carretera Marginal road, which provides access from the coastal city of Chiclayo. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, is currently inaccessible by road, the work to date having been done by either foot or helicopter access. The nearest town is Pedro Ruiz on the Carretera Marginal approximately eight kilometers from the property. Votorantim maintains the project field office in Pedro Ruiz.   The climate is tropical and the terrain is mountainous and jungle covered. Seasonal rains hamper exploration work for four to five months of the year by limiting access. Several small villages are located within five kilometers of the drilling area.

3. History

          We discovered the Florida Canyon mineralized zone of the Bongara Project in 1996. Subsequently, we optioned the property in December 1996 to Cominco. Cominco withdrew from the joint venture in February 2001. We maintained the most important claims from 2001 to 2006, until the Votorantim Letter Agreement was signed. All of the significant work on the property has been conducted by Cominco, and more recently by Votorantim, and is described below in section 5, Prior Exploration.

4. Geological Setting

          The geology of the Bongara area is relatively simple consisting of a sequence of Jurassic and Triassic clastic and carbonate rocks which are gently deformed. The Mississippi Valley type mineralization occurs in the carbonate faces, the Chambara (rock) Formation, of this sedimentary sequence referred to as the Pucura Group.

5. Prior Exploration

          We conducted a regional stream sediment survey and reconnaissance geological surveys leading to the discovery of the Florida Canyon area. The discovered outcropping mineralization is located in two deeply incised canyons within the limestone stratigraphy.

          Subsequent to our initial work, Cominco conducted extensive mapping, soil and rock sampling, stream sediment surveys and drilling. This work was designed to determine the extent and grade of the zinc-lead mineralization and the controls of deposition. All work performed by us, Cominco or Votorantim was done by direct employees of the respective companies with the exception of the drilling which was performed by Bradley Drilling Co.

6. Mineralization

          Mineralization occurs as massive to semi-massive replacements of sphalerite and galena localized by specific sedimentary facies within the limestone stratigraphy and by structural feeders and karst breccias. A total of eleven preferred beds for replacement mineralization have been located within the middle unit of the Chambara Formation. Mineralization is associated with the conversion of limestone to dolomite, which creates porosity and permeability within the rock formations, promoting the passage of mineralizing fluids through the rock formations forming stratigraphically controlled manto deposits. Karst features are localized along faults, in particular the Sam Fault, which cuts the Chambara formation in a north-northeasterly direction. Mineralized karst structures are up to fifty meters in width. The stratigraphically controlled mineralization is typically one to several meters in thickness but locally attains thicknesses of eight to ten meters. Generally the stratigraphic mineralization, while thinner, is of higher grade.

          The middle unit of the Chambara formation, where mineralized, is commonly dolomitized within the zone of highest sedimentary-induced permeability. Dolomitization reaches stratigraphic thicknesses in excess of 100 meters locally. This alteration is thought to be related to the mineralizing event in some cases and is an important exploration tool. Continuity of the mineralization is thought to be demonstrable in areas of highest drilling density by correlation of mineralization within characteristic sedimentary facies typical of specific stratigraphic intervals.

7. Drilling

          A total of 80 diamond drill holes (HQ and NQ size) were completed by Cominco from 1997-2000 and 26 holes by Votorantim in late 2006 at the Florida Canyon Prospect. These holes vary in depth up to 610 meters. The geologic targets that these holes test are nearly evenly divided between near-vertical karst hosted targets and near-horizontal stratigraphically-controlled mineralization. The mineralized area that has been drilled measures approximately two by two kilometers. All drilling was done by a LF-70 core-drilling rig.

          Drilling on stratigraphic targets has shown that certain coarser bioclastic or pseudo-breccia facies of the stratigraphy are the best hosts for mineralization. Although the mineralization intersected in adjacent holes within the same stratigraphic unit often appears to be continuous, the drill spacing of 100 to 300 meters is insufficient to define a reserve in Mississippi Valley type deposits. The recently completed drill program conducted by Votorantim has tested a small part this target type at a closer spacing in order to develop resources and confirm continuity. Similarly, the drilling on the karst style of mineralization is of insufficient density to define a resource.


8. Sampling and Analysis

          Rock samples taken were composited from mineralization or alteration within an outcrop. The samples were pulverized and analyzed by Inductively Coupled Plasma (ICP) for a variety of elements including zinc and lead. Soil samples were screened to - minus 80 mesh prior to pulverization and analysis by ICP.

          Core samples were transported from the drill by helicopter in sealed boxes to the processing facility in Pedro Ruiz where they were split by a diamond saw. Half of the core was taken of intervals selected according to geologic criteria under the supervision of the geologist in charge and shipped in sealed bags by land. Cominco used SGS Laboratories and Votorantim used ALS-Chemex, both in Lima, Peru, where all samples were analyzed by ICP. Any samples that contained greater than 1% zinc were then analyzed by wet chemistry assay for zinc and lead to provide a more accurate analysis of grade.

          The following is a summary of samples taken and analyzed for which results have been received according to type within the Florida Canyon area.

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

12. Planned Exploration

          Votorantim is currently planning to conduct a core drilling program to better define mineralized areas in 2007. The scope of the drilling program is completely at Votorantim's discretion.

Yanacocha Royalty Property, Peru

1. Property Description and Location

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

          In 2004, the Peruvian government implemented a national net smelter return royalty on gold that ranges from 1 to 3 percent, depending upon the total annual revenue from an operation. The top royalty rate applies to operations that produce in excess of US$120 million in annual revenues. Operations producing between US$60 million to US$120 million in annual revenues will have a 2 percent royalty, while a 1 percent royalty will be imposed on smaller operations of less than US$60 million in annual revenues.

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


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

          As part of the NSR-Royalty modification, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. Details of the newly established work commitment calls for the following expenditure schedule:

Period Between 1/1/05 to 12/31/06 Between 1/1/07 to 12/31/08 Between 1/1/09 to 12/31/10 Between 1/1/11 to 12/31/12	Amount $1,000,000 $1,000,000 $1,000,000 $1,000,000	Cumulative $1,000,000 $2,000,000 $3,000,000 $4,000,000

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

3. History

          The majority of concessions were acquired in 1993, with several concessions added in 1994 and 1995. We conducted regional surface exploration on the property in 1994 and 1995, which included a limited core-drilling program on two gold targets. At various times between 1995 and 1999, we joint ventured the property with three major mining companies, Barrick Gold Corporation, Rio Tinto, Ltd., and Placer Dome, Inc. All three companies conducted limited surface exploration programs and each elected to terminate its respective option to earn an interest in the property. Barrick Gold Corporation was the only company to conduct exploration drilling on the property. Newmont Peru purchased the property, subject to our NSR-Royalty, in April 2000.

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

5. Prior Exploration

          We have independently, and through the efforts of our various joint venture partners, collected rock, soil and stream sediment samples on the surface. Geologic mapping has revealed 15 medium-to-large areas of hydrothermal alteration contained within both the volcanic and sedimentary rock units. Three gold targets were tested by us and our joint venture partner Barrick Gold prior to Newmont Peru purchasing the project in 2000. We conducted a large-scale helicopter-bourn geophysical program in 1994 that identified a number of magnetic anomalies. Newmont Peru conducted a more detailed and comprehensive helicopter-bourn geophysical program in 2003. During the past seven years Newmont Peru has conducted extensive surface sampling in the central portion of our NSR-Royalty property, from our southern BORDER=0=0 to the northern BORDER=0, and has conducted a limited amount of drilling. The results of these Newmont Peru program are made available to us for review on an annual basis as part of Newmont Peru's work commitment obligations.


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

7. Drilling

          Twenty-one core-holes totaling approximately 2,700 meters were drilled on three gold targets prior to Newmont Peru purchasing the project in 2000. We drilled eight holes on the Los Negritos prospect and Barrick Gold drilled nine holes at the Shuito prospect and four holes at the Chaluaquero prospect. Anomalous to low-grade gold, silver and base metal mineralization has been intersected in some of the drill holes conducted by us, Barrick Gold and Newmont. However, the tenor of mineralization and the lack of detailed drill hole spacing does not allow for an estimate of reserves.

8. Sampling and Analysis

          Newmont is responsible for all sampling and analysis conducted on our royalty property and has been responsible for this activity for the past seven years. We review the results of Newmont's sampling and analysis activities on an annual basis.

9. Security of Samples

          Newmont has been responsible for the security of samples for the past seven years.

10. Mineral Resource and Mineral Reserve Estimations

          No resources or reserves have been delineated on the property.

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          We own our NSR-Royalty in the property and have no participating interest or control over future exploration activities. Newmont Peru has informed us that it may conduct drilling on Solitario's royalty property in 2007. However, Newmont Peru may elect, in its sole discretion, to defer the program entirely into 2008.

Brazil

Pedra Branca Platinum Group Metals Project, Brazil

1.  Property Description and Location

          We are exploring the Pedra Branca property for platinum and palladium mineralization (platinum group metals, or "PGM"). We hold a 100% interest in 47 exploration concessions in Ceará State, Brazil comprising the Pedra Branca Project at December 31, 2006, totaling approximately 45,365 hectares. We have applied to convert two exploration concessions to mining concessions and plan to apply for conversion of four additional claims in 2007 totaling approximately 7,500 hectares. Pedra Branca Do Mineracao S.A., a subsidiary of ours incorporated in Brazil, holds all concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study, or spending an additional $10 million on exploration and development, whichever occurs first. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing to put the project into commercial production.

The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern Pedra Branca Do Mineracao S.A., the corporate entity that would hold 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration. We and Anglo Platinum will own shares in Pedra Branca Do Mineracao S.A, in proportion to our respective participating interests as specified in the Framework Agreement. Anglo Platinum has funded approximately $1.24 million in exploration and property maintenance costs since signing the Letter Agreement. Solitario and Anglo Platinum have completed drafting of a definitive operating agreement (or Shareholders Agreement) and we anticipate signing the definitive agreement before the end of the 2007 first quarter, upon approval of several regulatory filings within Brazil. Current plans call for approximately $1.0 million in exploration expenditures for the ten month period ending October 31, 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest.


          Land payments for 2007 are projected to be approximately $31,000. This amount may change due to the reduction or addition of properties, or a change in the currency exchange rate.

          The mineral interests currently held by us are subject to the mining regulations of Brazil. The mineral interest will be held through Pedra Branca Do Mineracao S.A, upon its formation. These rights are granted by the Brazilian government and administered by the National Department of Mineral Production ("DNPM"). To obtain mineral concessions from the DNPM, we must provide the DNPM with work plans and pay an initial fee of approximately $203 depending upon the Brazil-U.S. exchange rate. To keep the concessions in good standing, we must continue to pay regular annual fee of $0.75 per hectare for the first three years and approximately $1.03 per hectare after the first three years and provide the DNPM with annual progress reports. We are subject to yearly inspections by the DNPM for compliance with reported plans and environmental regulations.

          Exploration concessions are granted by the DNPM for a maximum period of three years with the right of the applicant to apply for an extension which may be granted for up to an additional three years. Upon expiration of the exploration concession the concessionaire must apply for conversion of the claim to a mining concession or abandon the property. We have applied for the conversion of two claims to mining concessions. Unlike exploration concessions, mining concessions do not expire but do have requirements for advancing feasibility and development work toward production. Approval of the conversion is at the discretion of the DNPM and we can give no assurance that the conversion of the concessions will be granted.

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

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          Access to the project is by paved road from the state capital of Fortaleza in Ceará State and by local farm roads. Local access is constructed where necessary. The largest towns in the immediate vicinity of the project are Pedra Branca and Boa Viagem. A field camp is located at the small community of Capitao Mor. The climate is warm and dry for eight months of the year with a warm wet season prevailing for the remaining four months. Year-round operation can be conducted. The topography is rolling to flat and vegetation is sparse to heavy brush. The elevation ranges from 500 to 800 meters.

3.  History

          In the 1980's Rio Tinto Ltd., ("Rio Tinto") and Gencore, Ltd. ("Gencore") performed exploration work on part of the project now operated by us. Both companies did surface exploration and drilling, including 42 diamond drill holes by Rio Tinto and 8 diamond drill holes by Gencore on the former Eldorado lease. In October 2000, we completed a plan of arrangement (the "Plan of Arrangement") whereby we acquired Altoro Gold Corp. ("Altoro"). In 1999, Altoro had acquired concessions from the government over some of the property previously held by Rio Tinto. We acquired additional concessions in 2000 and 2001, through our subsidiary Altoro Mineracao, Ltda. to cover extensions of the mineralized trend.

          Altoro, prior to the Plan of Arrangement with us, conducted surface work, drilled 18 diamond drill holes and entered into a Joint Venture agreement with Rockwell Ventures, Inc. ("Rockwell") of Vancouver, British Columbia. Rockwell conducted further surface exploration and drilled an additional 31 holes. Rockwell terminated its agreement with us in June 2001. From July 2001 until January of 2003, we conducted geochemical sampling, geophysical surveys and drilled 54 diamond drill holes. From January 2003 to date, Anglo Platinum funded two drilling programs that focused on better defining the Esbarro and Curiu deposits, further testing the Cedro, Trapia and Santo Amaro prospects, and initial drill testing of 10 other target areas. A total of 208 core holes have been drilled on the property to date.

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


5.  Prior Exploration

          Surface exploration conducted, initially by Altoro, and subsequently by Rockwell and then us, consists of:
               Reconnaissance geologic mapping and rock sampling
               Systematic line cutting, soil sampling and geologic mapping of lines
               Ground magnetics and induced polarization ("IP") geophysical surveys
               Stream sediment and panned-concentrate geochemistry
               Diamond drilling of 15 prospect areas          All of the above work has been conducted directly by us, our predecessor or its partners with the exception of diamond drilling which was performed by Boart-Longyear Geoserv do Brasil and Major Drilling. Ground magnetometry was conducted primarily using a Scintrex Portable EnviMag model number 788011 hand-held magnetometer with a base station for recording diurnal corrections. An internationally recognized third-party geophysical contractor conducted the IP survey. An independent geophysical consultant has been utilized to further interpret the magnetic and IP data.

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

          The targeted ultramafic rocks are generally more magnetic than the surrounding rocks and magnetometry has been shown to be effective at locating these bodies, though magnetometry and surface geochemical sampling does not determine the PGM content of an ultramafic body with certainty. Recent work indicates that IP is moderately effective in detecting buried ultramafic bodies and elevated concentrations of sulfide minerals within bedrock.

          We believe the data obtained from the above exploration activities to be reliable, however the nature of exploration mineral properties and analysis of geological information is subjective and data and conclusions are subject to uncertainty including invalid data as a result of many reasons, including sample contamination, analysis variation, extrapolation, undetected instrumentation malfunctions and the use of geologic and economic assumptions.

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

          The Esbarro prospect, with 105 holes, has the largest database of information of the drilled prospects. Drilling was conducted on approximately 50-meter spaced centers.    The Curiu prospect is the second most detailed prospect drilled with 21 holes completed to date. Drilling was conducted on approximately 25-meter spaced centers.   We have completed 9 drill holes at Santa Amaro, 8 at the Trapia I, and 19 on the Cedro prospect. Drill spacing on these three prospects range from 50 to 200 meters. Although significant mineralized material was encountered in many of the drill holes within these five deposits, we have not undertaken a formal estimate of reserves as we believe additional work is required to make such an estimate.


          The inability to resample the drilling of the Rio Tinto core holes has reduced the confidence which would normally be attributed to these results. However, one twin hole drilled next to a Rio Tinto hole at Esbarro showed excellent reproducibility of results. During the current exploration phase of the program, the Rio Tinto and Gencore results are accepted as accurately representing the sampled interval. However, in order to establish a resource or reserve, additional twin holes and/or infill holes are necessary to provide a degree of confidence commensurate with assignment to these categories.

8.  Sampling and Analysis

          Following is a tabulation of samples taken through 2006, which are assigned a high degree of confidence in relation to location, type and sample procedure.

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

12. Planned Exploration

          We, together with Anglo Platinum, are reviewing data to finalize the 2007 exploration program. We are reinterpreting previously generated ground magnetic geophysical data in conjunction with the newly generated IP geophysical data to define new drill targets in areas that have not been drill tested. Drilling in 2007 will focus on these new drill targets with a limited amount of step-out drilling in previously drilled deposits.

Mercurio Gold Property, Brazil

1. Property Description and Location

          The Mercurio Gold Property is located in Para State in Northern Brazil approximately 250 km south of the town of Itaituba. It consists of 173 claims totaling 8,550 hectares. An agreement dated March 14, 2005 with the underlying claim and surface rights holder provides for transfer of a 100% interest of the mineral estate to Solitario and payment by Solitario of approximately $350,000 over a period of 60 months. The owner retains a 1.5% net smelter return that is subject to purchase by Solitario for approximately $1,000,000. Estimated payments to the land owner during 2007 are $42,000. All payments are made in local currency and the amounts in U.S. currency will fluctuate with exchange rates. During 2006 and 2005 $25,000 and $24,000, respectively, were paid under the terms of the contract.


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

5. Prior Exploration

          No known exploration has been conducted on the property prior to the Solitario 2005 program except for local artesanal exploration and mining. During 2005 and 2006, we conducted extensive geochemical sampling that included both detailed and widely spaced grid sampling of soils, and to a lesser extent mechanized auger sampling of soils up to 10 meters in depth. All soil and auger samples were analyzed for gold. In 2005 we conducted a widespread ground magnetic survey to further define potential drill targets. In 2006 we conducted induced polarization (IP) geophysical survey to further aid us in selecting drill-hole locations.

6. Mineralization

          Gold mineralization occurs along steeply dipping shears in the granite and along dike boundaries of later, finer grained phases of granite. Gold enrichment occurs in E-W trending zones. Pyrite is the only common sulfide mineral but it occurs only in small amounts, generally from 1/2% to 2%. Rarely, galena and sphalerite have been observed in trace amounts. Quartz as veinlets and as veins up to 30 cm are most commonly associated with gold mineralization, though silicification as a replacement texture is important locally. Silver values and the quantities of other valuable metals are uniformly low.

7. Drilling

          Solitario drilled 12 core holes totaling 2,435 meters in 2005 and 1,596 meters in 2006. These holes were drilled in primarily three widely-spaced prospect areas: the Patoa, Colonia and Tucanaré. Drilling results for both 2005, holes SB-01 to SB-12, and 2006, holes SB-13 to SB-23, are provided below.


2005-2006 Mercurio Drill Hole Assay Results

Prospect Name	Hole Number	From Meters	To Meters	Interval Meters	Gold Grade g/t
Patoa	SB-01	16.8	24.4	6.6	1.18
		57.6	60.1	2.5	2.09
		68.6	71.7	3.1	1.94
		82.3	93.1	10.8	1.27
	SB-02	63.2	67.9	4.7	2.43
	SB-04	13.7	35.6	21.9	6.97
	including	13.7	25.9	12.2	12.22
		60.2	70.2	10.0	0.97
West Patoa	SB-06	19.8	35.1	15.3	0.86
	including	21.4	24.4	3.0	2.03
		146.3	152.4	6.1	1.26
Colonia	SB-08	47.3	65.6	18.3	1.89
	including	50.3	53.3	3.0	6.48
	SB-09	60.9	67.7	6.8	1.79
South Patoa	SB-10	36.8	42.7	4.4	4.72
Tucanare	SB-11	32.0	36.5	4.5	3.36
	SB-12	39.6	56.1	16.5	1.94
	including	46.5	50.6	4.1	5.29
Colonia	SB-13	77.0	105.0	28.0	1.0
	SB-15	111.0	117.0	6.0	1.8
	SB-16	94.0	101.0	7.0	6.8
Patoa	SB-18	7.2	41.2	34.0	2.7
	SB-19	22.1	25.1	3.0	1.1
		39.1	41.5	2.4	1.9
		110.7	112.7	2.0	1.8
	SB-20	62.6	88.1	25.5	1.6
Tucanare	SB-21	55.8	67.6	11.8	0.6
		74.5	78.1	3.6	1.6
		122.4	131.8	9.4	0.7
	SB-22	39.8	41.9	2.1	1.8
	SB-23	199.3	205.7	6.4	2.1

No estimate of true width of mineralized intercepts shown above can yet be made

8. Sampling and Analysis

          Soils were taken over large areas and analyzed by assay and by panning to aid in exploration. Auger samples up to 10 meters in depth were also taken in selected areas and analyzed similarly. Sawed core samples were transported from the drill to the camp by vehicle then by truck, boat or plane to the nearest population center where they were air transported to central Brazil for sample preparation at ALS Chemex Laboratories in Goianania, Brazil. Final analysis was completed in the ALS Chemex laboratory in Vancouver, Canada or in Lima, Peru.

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

12. Planned Exploration

          Additional drilling to follow up the best 2005 and 2006 results is planned for 2007. Some additional soil sampling and auguring may be included in the 2007 program.


Mexico

Pachuca Real Silver-Gold Property, Mexico

1.  Property Description and Location

          The Pachuca-Real property consists of approximately 47,300 hectares of mineral rights encompassing about 30% of the historic Pachuca-Real del Monte silver-gold mining district of central Mexico, but mainly areas situated to the north and northwest of the historic district, termed the North District. Solitario owns 100% of the property, except for the 13,600-hectare El Cura claim, that is subject to an Option to Purchase agreement with a private Mexican party. The option requires payments of $500,000 over four years for a 100% interest in the claim. Solitario may terminate its option at anytime without any further costs.

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the next 18 months. Work commitments over the next 4.5 years total $12.0 million.

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however, Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study, Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont has the right to terminate the agreement at any time following its firm initial work commitment. Upon completion of the feasibility study, Solitario will have the option to self-finance its 35%-participating interest in the project, or to have Newmont fund its portion of construction costs at Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of Solitario's distribution of future earnings or dividends from the venture. If Solitario elects to have Newmont fund all its venture costs after feasibility, then Solitario's participating interest will be immediately reduced to 30% and Newmont's interest will be 70%.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The project is located about 80 kilometers north of Mexican City near the city of Pachuca. Access is excellent throughout much of the project area with moderately maintained gravel roads. The city of Pachuca, with excellent modern infrastructure, lies in the southern portion of the property. The project topography ranges in elevation from 2,100 to 3,000 meters. The climate ranges from semi-arid in the lower elevations, which tend to be sparsely vegetated, to temperate in the higher elevations, that tend to be well-forested.

3.  History

          Pachuca has a long, nearly unbroken history of silver and gold production beginning somewhere around 1550 by the Spaniards, although it is generally thought that pre-Hispanic smelting of Pachuca ores occurred by the indigenous population inhabiting the area. Total silver production during this five and a half-century period is estimated at approximately 1.4 billion ounces and over seven million ounces of gold. Nearly 80% of its total production occurred during a 60-year period from 1900 to 1960. Mining in the old district ceased in 2004 due to the depletion of high-quality ore reserves. Our claim position, predominantly situated north of the historic district, was held by the Mexican government from 1947 to the early 1990's, whereupon the concessions were sold to a private Mexican company and held by that same company until early 2006, when the land became free to staking and we immediately applied, and were granted, title to the concessions.

4. Geological Setting

          The geology of the Pachuca-Real project area is dominated by a thick sequence of Tertiary-aged volcanic and volcanic-related rock formations of dominantly andesitic composition. This thick pile of volcanic rocks is cut by a series of younger east-west trending and northwest-southeast trending quartz porphyry and dacite porphyry dikes. The volcanic rocks are generally only gently dipping on a regional scale, but locally display moderate dips of up to 40 degrees. In the old district, structures typically have a west-northwest to east-southeast trend, except in the Real del Monte area that has a north-south trending overprint. Basement rocks within the project area consist of Cretaceous-aged sedimentary rocks. Overlying the thick andesitic pile of volcanic rocks is another sequence of volcanic and volcanic-related rocks that are thin to moderately thick formations of primarily dacitic composition. These rocks are generally post-mineralization in age.


5. Prior Exploration

          The old Pachuca-Real del Monte mining district has been intensely explored and mined throughout its long history, but is not the area of our current exploration focus. We believe the area of greatest potential lies about 10 kilometers north of the main district. Exploration in this area (North District) during the past 60 years was restricted to mainly surface sampling with a very limited amount of drilling. We have compiled all the historical data that we were able to obtain to assist us in identifying the best areas to conduct further exploration work. Our initial work in the first half of 2006 consisted entirely of surface sampling of both rocks and soils. Newmont has continued the surface sampling program and is also conducting detailed geologic mapping to define drill targets.

6. Mineralization

          The old Pachuca-Real del Monte mining district is a classic vein district of nearly unparalleled size being 11 kilometers in an east-west direction and 7 kilometers in a north-south direction. Hundreds of generally near-vertical veins associated with fractures, faults and dikes occur throughout the district. The major veins have productive stopes in excess of a kilometer in length, 600 meters in vertical extent and 2-5 meters in average width. The veins are characterized by low sulfide and base metal content and very weak wallrock alteration. Historical average grades for the district are 500 g/t silver and 2.5 g/t gold.

In the North District, a major 15-kilometer long east-west fault system localizes mineralization along fractures and dikes. The largest mines in the North District, the Arevalo mine near the town of El Chico and the Capula mine further west, partially exploited this large potential area of mineralization. Further north, a major series of northwest-southeast trending veins occupies an area over 12 kilometers long and 7 kilometers wide. The geology, alteration and style of mineralization in the North District are very similar to that of the historic district to the south.

7. Drilling

          We do not have any authoritative data concerning past drilling in the North District and we have not yet conducted any drilling.

8. Sampling and Analysis

          To date, we have collected rock chip samples and soil samples over select parts of the property. The sampling procedure consists of chipping pieces of rock with a hammer from outcropping rock formations over a continuous length of usually one to five meters. The axis of the long sample is oriented perpendicular to the trend of veining, wherever possible. The samples are placed in cloth or plastic bags, labeled and sealed, and then sent to ALS Chemex laboratories for analysis. Since September 2006, Newmont has been in control of all field activities on the project and we have not yet reviewed Newmont's sampling procedures, analysis or results.

9. Security of Samples

          Surface rock chip samples collected are sealed within a cloth or plastic bag by the geologist and stored in a secure area until shipped to the laboratory via bus transportation. Since September 2006, Newmont has been in control of all field activities on the project and we have not yet reviewed the Newmont's security procedures.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported reserves or resources.

11. Mining Operations

          There are no current mining operations associated with this project.

12. Planned Exploration

          Newmont has indicated that they will continue their surface sampling and geologic mapping program throughout most of 2007. Current plans call for drilling to begin in the second quarter of 2007.

Other Properties

Amazonas Zinc Property, Peru

          In September of 2006, Solitario acquired 5,200 hectares of 100%-owned mineral rights through concessions for its Amazonas property. Solitario capitalized $13,200 in lease acquisition costs related to these concessions. The Amazonas project consists of four widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon (see Item 2. Properties: Bongará Zinc Property, Peru). Solitario may seek a joint venture partner for the property during 2007.

Concepcion del Oro Gold Property, Mexico

          In September 2005, we signed an agreement with a private Mexican party granting us the right to option the Concepcion del Oro gold property located near the city of Mazapil in the state of Zacatecas. The property consists of 35 concessions totaling approximately 1,420 hectares. We exercised the option in March 2006 and entered into an option agreement. The agreement calls for Solitario to make escalating payments totaling $900,000 over a four-year period. The first and second property payments of $5,000 each were made in March and September of 2006. Solitario conducted surface sampling and a ground magnetic geophysical survey over selected portions of the property in 2006. We are evaluating this information to determine whether or not drilling may be warranted on the property in the future. Solitario may withdraw from this agreement at its discretion at any time and without further obligations.


Las Purisimas Gold Property, Mexico

          In September 2005, we signed an agreement with a private Mexican party granting us the right to option the Las Purisimas gold property located near the city of Tepic in the state of Navarit consisting of six concessions totaling 600 hectares. We exercised the option in March 2006 and entered into an option agreement. The agreement calls for Solitario to make escalating payments totaling $1,000,000 over a four-year period. The first and second property payments of $5,000 each were made in March and September of 2006. Payment due in 2007 total $35,000. Solitario conducted surface sampling over selected portions of the property in 2006. We are evaluating this information to determine whether or not drilling may be warranted on the property in the future. Solitario may withdraw from this agreement at its discretion at any time and without further obligations.

La Tola Gold Property, Peru

          In October 2003, we acquired the La Tola project in southern Peru to explore for gold and possibly silver. The project is located in southern Peru. In April 2004, we signed a Letter Agreement with Newmont Peru, whereby Newmont Peru could earn a 51%-interest in the La Tola property by completing $7.0 million of exploration over four years and an additional 14% interest by completing a feasibility study and by arranging 100% project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project. Solitario retains one claim covering 14,000 hectares. Solitario is evaluating what additional work, if any, to conduct at the La Tola Property.

Titicayo Silver Property, Bolivia

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concessions covering approximately 1,300 hectares, which comprise the Titicayo silver project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007 with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule. We may abandon the property at any time with no additional lease payments are due. We have conducted a limited amount of surface exploration work to identify drilling targets. We are currently planning a three-hole drilling program later in 2007.

Triunfo Gold-Silver-Lead-Zinc Property, Bolivia

          We signed an Option to Purchase a 100% interest in the mineral rights on the 256-hectare gold, silver, lead and zinc Triunfo property in Bolivia in July 2003. Amendments modifying the option were signed in March of 2004, September of 2005 and June of 2006. The option, as amended, calls for Solitario to spend up to $2.3 million on exploration activities over a five-year period and make payments to the underlying owners of up to $170,000 over the first four years, with an option for us to acquire a 100% interest in the property by making a one-time payment of $1.0 million by the fifth anniversary of the signing of the option. During June 2007 Solitario must pay $35,000 to keep the agreement in force for one year. We may elect to terminate the option at anytime without any additional payment or work commitment obligations due to the underlying owner.

The project is located about 50 kilometers east of the Bolivian capital of La Paz at an elevation of approximately 4,500 meters. Access is gained by a well-maintained gravel road from La Paz. We have completed construction of a 2.5-kilometer road to the property. The project hosts a large mineralized area extending for at least 800 meters in length and up to 200 meters in width. Mineralization occurs as a stockwork zone of veining within a sequence of Paleozoic shales, siltstones and quartzites. Within the mineralized zone, surface sampling has returned elevated values of gold, silver, lead and zinc. We currently have the project on care and maintenance status until the political situation in Bolivia becomes sufficiently stable to justify a more significant exploration program.

Discontinued Projects

During 2006 we abandoned the following projects:

Libertad Gold Project, Peru

          The Libertad Gold property is located in the Arequipa Department of southern Peru approximately 100 kilometers from the city of Arequipa. We staked two claims comprising 1400 hectares in September 2005 based on regional reconnaissance. A core drilling program of five holes totaling 984 meters was completed at Libertad project in southern Peru in mid-2006. Four holes tested the southern, outcropping vein up to 220 meters down dip from the outcrops and one hole tested a blind vein indicated by geophysics 150 meters down dip from the interpreted sub-crop. Intercepts were of considerably lower grade than indicated on the surface. The best interval was 2.3m of 0.56 g/t. No further exploration work is planned. Reclamation obligations have been completed and we will not pay the government claim fees in 2007. We have recorded an impairment of $4,000 for property abandonment.


Pillune Gold Property, Peru

          In September, 2005 we staked two claims at the Pillune Property totaling 1200 hectares in the Arequipa Department of Southern Peru. Solitario paid $4,000 in acquisition costs. This property is within the Newmont Alliance Project area governed by the agreement discussed in the section "Newmont Alliance" above. After a limited surface exploration program on the property in 2005 and 2006, we decided not to renew the concessions with the Peruvian government in June 2007. Consequently, we have recorded an impairment of $4,000 for property abandonment, and at December 31, 2006, have no further payment or work obligations.

Pau d'Arco Gold Property, Brazil

          During 2006, we acquired priority to mineral rights covering 2,400 hectares from the Brazilian government at the Pau d' Arco project in the Tapajos region of Brazil.  We also signed agreements with three private Brazilian individuals to gain access to the Pau d' Arco project.  These agreements called for access payments of approximately $23,000 for 2006 and payments totaling approximately $1,380,000 over four years, with a $2.6 million buy out option for the retained 1% net smelter return royalty.  We conducted surface exploration work during the third quarter of 2006 and drilled and completed six core holes totaling 1,111 meters. Although low-grade gold was intersected in three holes, the drilling results were not sufficiently encouraging to continue exploration on the property. Consequently, we will not make 2007 claim fee payments to the government and we have terminated our agreements the private Brazilian parties. We have recorded an impairment of $18,000 for property abandonment, and at December 31, 2006, have no further payment or work obligations.

Pozos Silver-Gold Property, Mexico

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. The property consists of two concessions totaling 918 hectares. The option agreement called for Solitario to make an initial payment of $10,000 plus the 15% IVA (value added tax) on signing and for Solitario to make future escalating payments totaling $1,500,000 over a four-year period. After evaluating the sampling results and surface geology, we decided to terminate the option and consequently we no longer have any interest in the property. We have recorded an impairment of $4,000 for property abandonment, and at December 31, 2006, have no further payment or work obligations.

Zinda Gold Property, Mexico

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan, Mexico. Solitario paid $5,000 in concession fees (plus tax) to the Mexican government for the 10,000-hectare concession. After a limited reconnaissance surface sampling and geologic assessment program conducted in 2005 and 2006, we decided not to renew our concessions with the Mexican government. We have recorded an impairment of $5,000 for the property abandonment, and at December 31, 2006, have no further payment or work obligations.

Item 3. Legal Proceedings

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock has been traded predominantly on the Toronto Stock Exchange under the symbol SLR. On August 2, 2006 Solitario received approval to list its common shares on the American Stock Exchange ("AMEX"). Trading on the AMEX began on Friday, August 11, 2006, under the symbol XPL. During the third quarter of 2006 (since trading began) the high and low sales prices for a share of our common stock on the AMEX were $2.67 and $3.65, respectively and during the fourth quarter of 2006 the high and low sales prices for a share of our common stock on the AMEX were $3.43 and $4.17, respectively.

          The following table sets forth the high and low sales prices on the Toronto Stock Exchange for our common stock for the quarterly periods from January 1, 2005 to December 31, 2006.

	All prices are in CDN$
	2006		2005
Period	High	Low	High	Low
First quarter	$ 2.35	$ 1.80	$ 1.97	$ 1.61
Second quarter	2.85	2.30	1.76	1.31
Third quarter	4.40	2.70	1.96	1.55
Fourth quarter	4.80	3.90	1.85	1.52

Shares subject to options

          On June 27, 2006 Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock. However, under the terms of the 2006 Plan, the total number of outstanding options from all plans may not exceed 2,800,000. As of December 31, 2006, we have granted options for 1,637,500 shares that remain unexercised at $2.77 per share.

          On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") that authorized the issuance of up to 1,100,000 of our shares under the Plan. The shareholders approved subsequent amendments to the Plan to increase the authorized shares under the Plan to 3,736,000 as of December 31, 2006. As of December 31, 2006, we have granted options for 1,027,000 shares that remain unexercised at prices from Cdn$0.81 to Cdn$0.73 per share. The Plan had a ten year life which expired in March 2004 and there are no shares available for grant under the Plan.
Equity Compensation Plan Information as of December 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights Cdn$	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,637,500	$2.77	135,500
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,637,500	$2.77	135,500
1994 Plan
Equity compensation plans approved by security holders	1,027,000	Cdn$0.74	-
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,027,000	Cdn$0.74	-
All Plans
Equity compensation plans approved by security holders	2,664,500	$1.99	135,500
Equity compensation plans not approved by security holders	-	N/A	-
Total	2,664,500	$1.95	135,500


Recent Sales of Unregistered Securities

          During the fourth quarter of 2006, two holders exercised options granted under the 1994 Plan for 83,000 shares of our common stock, at an exercise price of Cdn$0.73 per share pursuant to the exemption provided by Rule 701, and a holder exercised an option granted under the 1994 Plan for 4,500 shares of our common stock at an exercise price of Cdn$0.81 per share pursuant to the exemption provided by Rule 701 and a holder exercised an option granted under the 2006 Plan for 17,500 shares of our common stock at an exercise price of $2.77 per share pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Holders of our common shares

          As of February 21, 2007 we have approximately 1,672 holders of our common shares.

Dividend Policy

          We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Item 6. Selected Financial Data

          The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 2002. This data has been derived from the audited consolidated statements of operations for our business for each of the five years ended December 31, 2006 and the audited consolidated balance sheets of our business as of December 31, 2006, 2005, 2004, 2003, and 2002. You should read this information in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included in Item 8 -"Financial Statements and Supplementary Data." The information set forth below is not necessarily indicative of future results.
Balance sheet data:	As of December 31,
(in thousands)	2006	2005	2004	2003	2002
Total current assets	$ 6,387	$ 5,665	$ 3,466	$ 3,993	$ 1,952
Total assets	$25,038	$19,037	$15,370	$13,288	$ 6,376
Working capital (1)	$ 4,555	$ 4,189	$ 3,245	$ 3,230	$ 1,853
Stockholders' equity	$19,044	$15,341	$12,516	$11,934	$ 6,277

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Net income (loss)	$(3,183)	$(2,080)	$(2,925)	$3,354	$(2,079)
Per share information:
Basic and diluted income (loss) per share	$ (0.11)	$ (0.08)	$ (0.12)	$0.14	$(0.09)

SELECTED QUARTERLY FINANCIAL INFORMATION:
(in thousands)	For the three months ended
Statement of operations data:	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net income (loss)	$(787)	$(550)	$(1,225)	$(621)
Per share information:
Basic and diluted income (loss) per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Balance sheet data:
Total Assets	$25,038	$27,875	$24,208	$25,326
Working capital (1)	$ 4,555	$ 4,688	$ 4,296	$ 5,236
Stockholders' equity	$19,044	$20,803	$18,999	$19,697

(1) Working capital consists of current assets less current liabilities.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   The following discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included in Item 8 "Financial Statements and Supplementary Data." Our financial condition and results of operations are not necessarily indicative of what may be expected in future years.

(a). Business Overview and Summary

           We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. We have been actively involved in this business since 1993 and have in the past recorded revenues from joint venture payments and the sale of these properties on an infrequent basis, with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2006 we had nine exploration properties in Peru, Bolivia, Mexico and Brazil. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown was acquired by Kinross upon the completion of the Crown - Kinross merger and Kinross currently owns less than one percent of our outstanding common stock.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to enable us to sell or joint venture these properties prior to the establishment of proven and probable reserves. Currently we have no mineral properties in development and we do not anticipate developing any currently owned properties on our own in the future. We currently own nine mineral properties under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development through a joint venture with a partner that has expertise in mining operations.

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

          The potential sale, joint venture or development through a joint venture of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through (i) sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; (ii) joint venture payments, which last occurred during the years from 1996 through 2000; (iii) investment in Kinross (previously Crown); (iv) issuance of common stock, including exercise of options, and through private placements; (v) and more recently as part of a strategic alliance with major mining companies. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future although we expect that our primary funds will come from the sale of our investment in Kinross.

(b). Recent Developments

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

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study, Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont has the right to terminate the agreement at any time following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Newmont fund our portion of construction costs at Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of our distribution of future earnings or dividends from the venture. If we elect to have Newmont fund all our venture costs after feasibility, then our participating interest will be immediately reduced to 30% and Newmont's interest will be 70%.

          On August 15, 2006 we signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (collectively, "Votorantim"), on our 100%-owned Bongará zinc project in northern Peru. The Bongará project hosts the Florida Canyon zinc deposit where high-grade zinc mineralization has been encountered in drill holes over an area two by two kilometers in dimension. The Letter Agreement calls for a firm commitment by Votorantim to fund a one-year, $1.0 million exploration program which began in late October 2006. Votorantim can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The Letter Agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest through development. We will repay the loan facility through 50% of our cash flow distributions. Both parties are currently working towards signing definitive agreements effectuating the Letter Agreement.

          We have a significant investment in Kinross Gold Corporation ("Kinross") at December 31, 2006, which consists of 1,742,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock per share of Crown common stock (the "Crown - Kinross merger"). On September 15, 2006, subsequent to the Crown - Kinross merger, we sold 100,000 Kinross common shares for net proceeds of $1,206,000. We sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000 on October 24, 2006. Subsequent to December 31, 2006 we sold an additional 100,000 shares for net proceeds of $1,274,000 and as of February 21, 2007, we own 1,642,920 shares of Kinross common stock which have a value of approximately $22.2 million based upon the market price of $13.51 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          On August 2, 2006 we received approval to list our common shares on the American Stock Exchange ("AMEX"). Trading on the AMEX began on Friday, August 11, 2006, under the symbol XPL. Our common stock continues to trade on the Toronto Stock Exchange ("TSX") under the symbol SLR.

          As a result of ongoing geologic and exploration activities including drilling, during 2006 we made the decision to drop our interest in three properties; the La Libertad and the Pillune projects in Peru and the Pozos and Zinda projects in Mexico and the Pau d' Arco project in Brazil. We recorded property abandonment and impairment expense of $35,000 related to the write-off of the capitalized costs on these properties during 2006.

          On April 16, 2006, we signed the fourth amendment to the Pedra Branca Letter Agreement with Anglo Platinum, Ltd. ("Anglo"), which extended to July 15, 2006 from May 15, 2006 the date by which Anglo and Solitario would complete a definitive operating agreement for the exploration and development of Solitario's Pedra Branca Project. In addition Anglo agreed to reimburse us for certain care and maintenance expenses incurred at the Pedra Branca Project during 2005 and 2006 and to pay up to $5,000 of monthly care and maintenance costs through July 15, 2006. On July 14, 2006, we signed a


          Framework Agreement that commits Anglo Platinum to fund the next six months of work totaling approximately $373,000. Solitario's and Anglo Platinum's property interests will be held indirectly through a joint operating company that will hold a 100% interest in the mineral rights and other project assets. The relationship between Solitario and Anglo Platinum will be defined by a definitive Shareholders Agreement. Solitario and Anglo Platinum have completed drafting of a definitive operating agreement and we anticipate signing the definitive agreement before the end of the 2007 first quarter, upon approval of several regulatory filings within Brazil. Current plans call for approximately $1.0 million in exploration expenditures for the ten month period ending October 31, 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest.

          During 2006, we capitalized $47,000 related to initial staking and lease costs on five exploration projects. We capitalized $18,000 for initial staking and concession costs paid to the Brazilian government and initial acquisition costs paid to a private Brazilian individual on its Pau d'Arco project in Brazil. We capitalized $10,000 on our Titicayo project in Bolivia, capitalized $5,000 for initial lease and option payments related to our Pachuca property in Mexico for initial lease payments and capitalized approximately $14,000 on our Amazonas property in Peru. Solitario subsequently dropped its interest in the Pau d'Arco project in Brazil during the fourth quarter of 2006. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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

(c). Results of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

          We had a net loss of $3,183,000 or $0.11 per basic and diluted share for the year ended December 31, 2006 compared to net loss of $2,080,000 or $0.08 per basic and diluted share for the year ended December 31, 2005. As explained in more detail below, the primary reason for the increase in net loss during 2006 compared to the net loss during 2005 was an increase in exploration expense to $2,942,000 in 2006 from $2,072,000 in 2005, non-cash charge of $955,000 for stock-based compensation expense, of which $951,000 related to stock-based compensation from the grant of options during 2006, plus an increase in other general and administrative costs including increases as a result of the termination of the management services agreement with Crown and the receipt of other income during 2005 in the form of a dividend from Crown of $1,275,000. These differences in income and expenses were mitigated by gain of $2,121,000 on the sale of Kinross stock during 2006 and a reduction in the management service agreement fee to $232,000 in 2006 compared to $423,000 during 2005.

          Our net exploration expense increased to $2,942,000 during 2006 compared to $2,072,000 in 2005. During 2006 we further expanded our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. We increased our surface sampling and evaluation programs during 2006 compared to 2005 including reconnaissance activities related to our Strategic Alliance projects and at our Pachuca property in Mexico prior to signing of our Pachuca-Real agreement with Newmont, discussed above. We also increased our exploration expense at our Pedra Branca property in Brazil. Our gross exploration costs increased to $3,207,000 in 2006 from $2,172,000 in 2005. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $265,000 during 2006 and $100,000 during 2005. In addition to the increase in surface exploration activities, , we increased our direct drilling expenditures to $590,000 at our Pau d'Arco, Mercurio, Libertad and Pillune projects during 2006 compared to direct drilling exploration expenditures at our Pedra Branca, Mercurio and La Tola projects of $264,000 during 2005. As a result of our exploration and evaluation activities we decided to drop or reduce our interests in five properties during 2006; Libertad and Pillune in Peru, Pozos and Zinda in Mexico, and Pau d'Arco in Brazil, recording $35,000 in mineral property write-downs We acquired three new projects during 2006 and we anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2007 and have budgeted our related net exploration expenditure to be approximately $1,932,000 for 2007. The primary factors in our decision to decrease exploration expenditures in 2007 relate to more projects being joint-ventured in 2007 and a reduction in drill targets on our existing non-joint venture projects.


Exploration expense (in thousands) by property consisted of the following:
Property Name	2006	2005
Newmont Alliance	$ 470	$ 296
Bongará	129	69
Pedra Branca, net	(13)	34
Mercurio	629	559
Pau d'Arco	495	-
Pachuca	189	6
Libertad	144	-
Conception del Oro	30	6
Purisimas	19	-
Pozos	18	21
Zinda	15	8
Titicayo	34	-
Triunfo	15	17
Windy Peak	-	105
Odin	-	131
Reconnaissance	768	820
Total exploration expense	$2,942	$2,072

         General and administrative costs were $2,010,000 during 2006 compared to $576,000 in 2005. The largest change in general and administrative costs related to a non-cash charge of $951,000 during 2006 for stock-based compensation expense discussed below. In addition we incurred salary expense of $248,000 subsequent to August 31, 2006 as a result of the termination of the Crown management services agreement and the addition of our employees who previously were paid by Crown. We also had increases in costs during 2006 compared to 2005 for shareholder relations including corporate and exchange fees of $103,000, primarily related to $75,000 for listing fees on the AMEX during 2006. We also incurred increased in legal and accounting costs totaling $75,000, which primarily related to an SEC review of our financial statements and the application to list on the AMEX. We recorded consulting expense of $27,000 during 2006 related to an agreement entered into in 2006 with Mark Jones, discussed below under related party transactions. In addition, other general and administrative costs (net) increased approximately $29,000 in 2006 compared to 2005 primarily related to costs which had previously been allocated between Crown and Solitario. We anticipate an increase in general and administrative costs in the future due to full year costs of salaries, rent and shareholder costs, previously included in the management services contract, which will be offset by reductions in the stock option compensation cost which is forecast to be approximately $632,000 in 2007.

          On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan. We determined the fair value of $2,536,000 for the 2006 Plan options granted on June 27, 2006 using a Black-Scholes option pricing model. We immediately recognized $634,000 of stock-based compensation expense as part of general and administrative expense for the 25% vesting on the date of grant and we have elected cliff-vesting to recognize the fair value of the option grant over the vesting period of three years on a straight line basis. Accordingly, we have recognized an additional $317,000 during 2006 of option compensation expense for the portion vested of the remaining 75% of the fair value as of the date of the grant, which is being recognized over the three years from the date of grant. There were no similar grants in the prior year, and prior to adopting SFAS 123R, we did not recognize stock-option compensation expense in the statement of operations. See Stock Based Compensation Plans in Note 1 to the condensed consolidated financial statements.

          We had $49,000 of depreciation and amortization expense during 2006 compared to $29,000 in 2005 primarily as a result of the addition of furniture and fixtures of $119,000 and $126,000, respectively, which were added during 2006 and 2005. We amortize these assets over a three year period. We anticipate our 2007 depreciation and amortization costs will be similar to our 2006 amount.

          Management fee expense decreased to $232,000 during 2006 compared to $423,000 in 2005. Although there were no changes in the management agreement, the decrease in management fees during 2006 was related to the termination of the agreement on August 31, 2006. Under the modified management agreement Solitario paid Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimbursed Crown for direct out-of-pocket expenses.


          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants.  We exercised our remaining 500,000 TNR warrant on July 24, 2006 by paying $70,000 in cash and transferred our existing warrant valuation of $12,000 on the date of exercise to marketable equity securities and as a result recorded no gain or loss on derivative instruments related to our holdings of TNR warrants during the second half of 2006. The TNR shares were classified as marketable equity securities and the TNR warrants were recorded at fair value based on quoted prices and classified as derivative instruments and changes in the fair value of the warrants are included in gain/loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the value of our TNR warrants through the date of exercise of $5,000 compared to a decrease in value for the year ended December 31, 2005 of $20,000 to loss on derivative instruments in the consolidated statement of operations. We do not anticipate recognizing any future gains or losses in our derivative instruments as we no longer own any warrants.

          During 2006 we recorded interest income of $26,000 compared to interest income of $52,000 during the same period in 2005. The interest income recorded during 2006 and 2005 consisted of payments on cash and cash equivalent deposit accounts. Our average cash balances were larger during 2005 compared to 2006, which led to the decline in interest income.

          On September 15, 2006, we sold 100,000 shares of Kinross common stock for net proceeds of $1,206,000 and recorded a gain of $1,046,000 on the sale. On October 24, 2006, we sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000 and recorded a gain of $1,076,000 on the sale. There were no similar sales of marketable equity securities during 2005. We anticipate we will continue to liquidate our Kinross holdings over the next three years. See liquidity and capital resources below. During 2005 Crown paid a one-time special dividend and we received $1,275,000 on our holdings of Crown stock, which was recorded as other income. There were no similar items in 2006 and we do not anticipate receiving any dividends on our holdings of marketable equity securities in Kinross or TNR in the foreseeable future.

          During 2006, we recorded income tax expense of $54,000 compared to an income tax expense of $257,000 during 2005. The decrease in net tax expense is related to the increase in general and administrative expenses during 2006 discussed above, which are included in the United States taxable income which was offset by the gains on sale of Kinross stock during 2006 discussed above. This increase in other income compared to the $1,275,000 Crown dividend during 2005, described above. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During 2006 we recorded $35,000 of property impairments, related to our Libertad and Pillune projects in Peru, our Pozos and Zinda projects in Mexico, and the Pau d'Arco project in Brazil, compared to $30,000 of property impairments during 2005, related to our La Pampa, Windy Peak and Odin projects.

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


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


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

          Included in asset write-downs during 2005 were $30,000 of property write-downs related to our related to our La Pampa, Windy Peak and Odin projects, compared to $64,000 of mineral property impairments during 2004, related to our San Pablo, Legacy Ridge, La Pampa, and Sapalache projects.

(d). Liquidity and Capital Resources

         Due to the nature of the mining business, the acquisition, and exploration of mineral properties requires significant expenditures prior to the commencement of development and production. In the past, we have financed our activities through the sale of our properties, joint venture arrangements, the sale our securities and most recently from the sale of our marketable equity security investment in Kinross. The receipts from joint venture payments last occurred during the years from 1996 through 2000 and the sale of properties last occurred in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from joint venture payments and from the sale of properties, if any, would also occur on an infrequent basis. To the extent necessary, we expect to continue to use similar financing techniques; however, there is no assurance that such financing will be available to us on acceptable terms, if at all.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At December 31, 2006 and 2005, we owned 1,742,920 shares of Kinross common stock and 6,071,626 shares of Crown common stock, respectively. The Kinross and Crown shares are recorded at their fair market value of $20,706,000 and $13,965,000 at December 31, 2006 and December 31, 2005, respectively. In addition we own other marketable equity securities with a fair value of $198,000 and $94,000 as of December 31, 2006 and December 31, 2005, respectively. At December 31, 2006, we have classified $15,728,000 of our marketable equity securities as a long-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the year ended December 31, 2006, we recorded a gain in other comprehensive income on marketable equity securities of $9,205,000, less related deferred tax expense of $3,590,000. In addition during the year ended December 31, 2006, we sold 200,000 shares of Kinross stock for proceeds of $2,442,000 resulting in a gain of $2,121,000 which was transferred, less related deferred tax expense of $827,000, from previously unrealized gain on marketable equity securities in other comprehensive income. See marketable equity securities in Note 1 to the consolidated financial statements. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $15.01 per share to a low of $8.92 per share during the year ended December 31, 2006.

Working Capital

          We had working capital of $4,555,000 at December 31, 2006 compared to working capital of $4,189,000 as of December 31, 2005. Our working capital at December 31, 2006 consists of our cash and equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,742,920 shares of Kinross common stock of $5,176,000, less related current deferred taxes of $1,652,000. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares have been issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares during the next one to two years. Any funds received from the sale of Crown or Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.


          On January 18, 2005, pursuant to a Stock Purchase Agreement, we agreed to sell to Newmont Canada 2,700,000 newly issued shares of our Common Stock for Cdn$1.70 per share or Cdn$4,590,000 in the aggregate or approximately $3,773,000. We sold the Common Stock in a private offering in reliance on an exemption from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Newmont Canada received restricted stock in the offering. We have used a portion of the proceeds of this offering to perform exploration as contemplated under an Alliance Agreement with Newmont Exploration and will continue to do so during 2007.

Stock-Based Compensation Plans

          During 2006, holders exercised options from the 1994 Plan for 1,213,000 shares for proceeds of $952,000 and exercised options for 17,500 shares from the 2006 plan for proceeds of $42,000. The exercise price of options for 980,000 of the shares from the 1994 Plan was Cdn$0.94 per share, the exercise price of options for 158,000 of the shares from the 1994 Plan was Cdn$0.73 per share, the exercise price for 25,000 of the shares from the 1994 Plan was Cdn$0.81per share and the exercise price of 50,000 of shares from the 1994 Plan was Cdn$0.65 per share. The exercise price for the 17,500 shares from the 2006

          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of December 31, 2006, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	2,240,000	$0.82
Exercised	(1,213,000)	$0.91
Outstanding at December 31, 2006	1,027,000	$0.74	0.3	$3,559,000
Exercisable at December 31, 2006	1,027,000	$0.74	0.3	$3,559,000
2006 Plan
Outstanding, beginning of year	-	n/a
Granted	1,655,000	$2.77
Exercised	(17,500)	$2.77
Outstanding at December 31, 2006	1,637,500	$2.77	4.6	$2,808,000
Exercisable at December 31, 2006	396,250	$2.77	4.6	$ 679,000

(1)The intrinsic value at December 31, 2006 based upon the quoted market price of Cdn$4.76 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.86169 Canadian dollars per United States dollar.

          As a result of the options from the 1994 Plan being significantly "in the money" as of December 31, 2006, we anticipate that 917,000 unexercised options currently outstanding from our 1994 Plan will be exercised prior to their expiration date of March 2, 2007 for estimated proceeds of approximately $576,000, based upon the above exchange ratio, assuming there is no significant decline in the quoted market price for a share of our common stock on the Toronto Stock Exchange. We would not expect that a significant number of our other remaining vested options, from either the 1994 Plan or the 2006 Plan will be exercised in the next year.

(e). Cash Flows

          Net cash used in operations during the year ended December 31, 2006 increased to $4,483,000 compared to $1,572,000 for 2005 primarily as a result of (i) increased exploration expenses of $2,942,000 in 2006 compared to $2,072,000 in 2005, (ii) increased general and administrative costs of $2,010,000 in 2006 compared to $576,000 in 2005, (iii) the Crown dividend of $1,275,000 received in 2005 and no similar item in 2006, and (iv) a use of cash for prepaid expenses and other current assets of $164,000 in 2006 compared to a source of cash of $279,000 in 2005. These increases in cash uses were mitigated by the reduction in the management services agreement to $232,000 in 2006 from $423,000 in 2005 and the inclusion of non-cash option compensation expense of $955,000 in 2006 general and administrative costs. The remaining uses of cash for operations were comparable in 2006 and 2005.

          Net cash provided from investing activities increased to $2,273,000 during 2006, compared to $178,000 cash used in investing activities during the year ended December 31, 2005 primarily related to the $2,442,000 proceeds from the sale of Kinross stock during 2006, with no similar item in 2005. The remaining uses of cash from investing activities were comparable in 2006 and 2005.

          Net cash provided from financing activities was $994,000 during the year ended December 31, 2006 compared to $3,794,000 during 2005. The cash provided from financing activities in 2005 was primarily due to the issuance of 2,700,000 shares of our common stock to Newmont Canada for net proceeds of $3,773,000 pursuant to a private placement to Newmont Canada. The remaining cash provided in 2005 and all of the cash provided in 2006 related to cash payments of $21,000 from the exercise of options for 32,500 shares of our common stock in 2005 and cash payments of $994,000 from the exercise options for 1,230,500 shares of our common stock in 2006.


(f). Exploration activities and contractual obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2006 mineral property rental and option payments were approximately $284,000. In 2007 we estimate mineral property rental and option payments to be approximately $350,000. Approximately $102,000 of these annual payments are reimbursable to us by our joint venture partners.

          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of December 31, 2006, we have spent approximately $807,000 of this commitment.

           As of December 31, 2006, we have no outstanding long-term debt, capital or operating leases or other purchase obligations. We estimate our facility lease costs will be approximately $32,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $5,783,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.

(g). Joint Ventures, royalty and the Strategic Alliance properties

Bongara

          On August 15, 2006 we signed a Letter Agreement with Votorantim on our 100%-owned Bongara zinc project in northern Peru. We anticipate signing a definitive agreement, "Framework Agreement for the Exploration and Potential Development of Mining Properties," with Votorantim during the first quarter of 2007. The Bongara project hosts the Florida Canyon zinc deposit where high-grade zinc mineralization has been encountered in drill holes over an area two by two kilometers in dimension. The Letter Agreement calls for a firm commitment by Votorantim to fund a one-year, $1.0 million exploration program which began in late October 2006. Votorantim can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest through production. Solitario will repay the loan facility through 50% of its cash flow distributions.

Pachuca

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

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study (the "Feasibility Stage"), Newmont is required to spend a minimum of $5.0 million annually until such time as


the positive feasibility study is completed. Newmont is also obligated to make payments on our behalf to keep the property in good standing. Newmont has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Newmont fund our portion of construction costs at Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of our distribution of future earnings or dividends from the venture. If we elect to have Newmont fund all our venture costs, including our portion of construction costs, then our participating interest will be 30% and Newmont's interest will be 70%.

          The 47,300 hectare Pachuca Real silver-gold property in central Mexico was acquired by staking in late 2005 and early 2006. Part of the property, the 13,600 hectare El Cura claim, is held under an option agreement with a private Mexican party. The option agreement provides for payments of $500,000 over four years. Payments totaling $12,000 are due to the underlying owner in 2007. Claims fees to be paid to the government of Mexico totaling $42,000 are due in 2007. As discussed above, all 2006 and 2007 payments to maintain the Pachuca-Real property are the responsibility of Newmont.

Pedra Branca

          On January 28, 2003, we entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum agreed to a minimum expenditure of $500,000 during the first six months of the agreement. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study, or spending an additional $10 million on exploration and development, whichever comes first. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing, including our 35% participating interest, to put the project into commercial production. The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern Pedra Branca Do Mineracao S.A., the corporate entity that would hold 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration. We and Anglo Platinum will own shares in Pedra Branca Do Mineracao S.A, in proportion to our respective participating interests as specified in the Framework Agreement. Anglo Platinum has funded approximately $1.24 million in exploration and property maintenance costs since signing the Letter Agreement. Solitario and Anglo Platinum have completed drafting of a definitive operating agreement and we anticipate signing the definitive agreement before the end of the 2007 first quarter, upon approval of several regulatory filings within Brazil. Current plans call for approximately $1.0 million in exploration expenditures for the ten month period ending October 31, 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest. We have recorded a receivable of $88,000 at December 31, 2006 from Anglo for these reimbursements on costs incurred through December 31, 2006. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, we will retain 100% of the Pedra Branca Project.

Strategic Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America. Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of December 31, 2006, we have spent approximately $807,000 of this commitment. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

          As part of the Strategic Alliance we staked the 1,400 hectare Libertad property in August of 2005 within the Alliance Project Area. Surface work has been completed including geologic mapping and sampling and a geophysical program was completed during the third quarter of 2006. We completed a five-hole drilling program in the third quarter of 2006. Although anomalous gold was intersected the grade was not high enough to warrant continued exploration expenditures on the property and we terminated our interest in La Libertad during the third quarter of 2006, recorded a $4,000 mineral property abandonment charge and have no further work or expenditure commitment at La Libertad as of December 31, 2006.


Yanacocha Royalty property

          Concurrent with the signing of the Strategic Alliance Letter of Intent, was the signing of a second Letter of Intent by us and Newmont Peru, Ltd. ("Newmont Peru"), to amend our net smelter return ("NSR") royalty on a 61,000-hectare property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on our royalty property and provides us access to Newmont Peru's future exploration results on an annual basis. Both the Strategic Alliance and Yanacocha royalty amendment and work commitment Letter Agreements were subsequently replaced by definitive agreements with the same terms.

(h). Wholly-owned exploration properties

Amazonas

          In September of 2006, we acquired 5,200 hectares of 100%-owned mineral rights through concessions for our Amazonas property. We capitalized $13,000 in lease acquisition costs related to these concessions. The Amazonas project consists of four widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon (see Item 2. Properties: Bongará Zinc Property, Peru). We may seek a joint venture partner for the property during 2007.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  An initial payment of 20,000 Brazilian Reals (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reals (approximately $12,000) was made in 2005 on signing of a definitive agreement upon conversion of the existing washing claims to exploration claims.  Further payments are required upon the conversion of garimpeiro licenses to exploration claims which occurred in the third quarter of 2006.  During 2007 payments will total approximately $42,000. To purchase the property, an escalating scale of payments totaling 780,000 Reals (approximately $350,000) are required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of 2,300,000 Reals (approximately $1,070,000).  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments we will receive title to 1,500 hectares of surface rights.  We may terminate the agreement at any time at our sole discretion.  We completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property during the first half of 2006 and core drilling of eleven holes totaling 1,596 meters completed during the third quarter for which assay results have been received and are under review.  During 2005 we completed 1,466 meters of core drilling.

Titicayo

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concession covering approximately 1,300 hectares, which comprise the Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007 with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule. We have conducted a limited amount of surface exploration work to define drilling targets. We are currently planning a three-hole drilling program later in 2007.

Triunfo

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

Conception del Oro and Purisimas

          In September 2005, we signed an agreement with a private Mexican mineral concession holder allowing us to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purisimas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement called for us to make an initial payment of $15,000 on signing and provided that we would conduct surface exploration on the four properties over a six-month period. We elected to sign


definitive option agreements on the Concepcion del Oro, and Purisimas properties. The Concepcion del Oro and Purisimas properties required payments of $10,000 each in 2006 and in 2007 we are required to pay $25,000 for the Concepcion del Oro property and $35,000 for the Purisimas property to maintain the option agreements in good standing. Additionally the properties require claim payments to the government of $1,600 and $400 respectively in 2007. As of December 31, 2006, work is ongoing on the properties to determine if drilling is warranted. Solitario did not exercise its option to option the Hedionda and Las Tortugas properties and have no further payment or work obligations for these two properties.

Pau d'Arco

          During 2006, we acquired priority to mineral rights covering 2,400 hectares from the Brazilian government at our Pau d' Arco project in Brazil.  As a result of this acquisition we capitalized $18,000 of costs incurred and initial payments made pursuant to an agreement with three private Brazilian individuals to gain access to the Pau d' Arco project.  These agreements called for access payments of approximately $23,000 for 2006 and payments totaling approximately $1,380,000 over four years.  We may also buy out a 1% net smelter return retained by the owners for approximately $2,600,000.   We conducted surface exploration work during the third quarter of 2006 and drilled and completed six core holes totaling 1,111 meters. Although low-grade gold was intersected in three holes, the drilling results were not sufficiently encouraging to continue exploration on the property. Consequently, we will not make 2007 claim fee payments to the government and will terminate our agreements the private Brazilian parties. We have recorded an impairment of $18,000 for property abandonment.

Zinda

          In August 2005, we received title to the Zinda concession near the city of Morelia in the state of Michoacan. We paid $5,000 in concession fees (plus tax) to the Mexican government for the 10,000-hectare concession. After a limited reconnaissance surface sampling program conducted in 2005 and 2006, we decided not to renew our concessions with the Mexican government. We have recorded an impairment of $5,000 for property abandonment, and at December 31, 2006, have no further payment or work obligations.

Pozos

          In September 2005, we signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. The property consists of two concessions totaling 918 hectares. The option agreement required an initial payment of $10,000 plus the 15% IVA (value added tax) on signing and future escalating payments totaling $1,500,000 over a four-year period. In the third quarter of 2006, we terminated our option to earn an interest in the property, recorded a property abandonment charge of $4,000, and at December 31, 2006, have no further payment or work obligations.

(i). Critical Accounting Estimates

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded a $35,000 and $30,000 write-down of our mineral properties during the years ended December 31, 2006 and 2005, respectively. We may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At December 31, 2006 and December 31, 2005, we have recorded unrealized holding gains of $17,004,000 and $9,922,000, respectively, net of deferred taxes of $6,553,000 and $3,792,000, respectively, related to our marketable equity securities.


Stock-based compensation

          We compute the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock as well as an estimate of forfeitures. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and pro-forma stock-based compensation expense could have been materially different from that reported. We determined the fair value of the 2006 Plan options on June 27, 2006, the date of grant, of $2,536,000 using a Black-Scholes option pricing model, for a weighted average fair value of $1.53 per share. In determining the fair value, Solitario has assumed a four-year effective life based upon expected volatility and past historical exercise patterns, an expected volatility of 76% that mirrors the historical volatility based upon daily quoted stock prices from the Toronto Stock Exchange over the prior four years, a risk-free interest rate of 5.2%, an exchange rate on the date of grant of 0.89193 Canadian dollars to each United States dollar, and an intrinsic value of Cdn$0.08 per share on the date of grant as discussed above. Solitario has elected cliff-vesting to recognize the fair value of the option grant over the vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate, based upon historical experience. Accordingly, as of December 31, 2006, Solitario has recognized $951,000 of option compensation expense, net of deferred taxes of $371,000, for the vesting of the fair value as of the date of the grant over the life of the option grant, as discussed above under results of operations, which has been included in general and administrative expense for the year ended December 31, 2006. In January 2007, an employee resigned and forfeited unexercised an option for 52,500 shares. The remaining unrecognized stock option compensation expense of approximately $50,000 from these forfeited options will not be recognized over the remaining vesting period of the options. Solitario will recognize the balance of the remaining $1,535,000 unrecognized stock options compensation expense over the remaining vesting period, or approximately $154,000 per quarter.

Derivative instruments

          In July 2006 we exercised our only remaining TNR warrant as discussed above in recent developments. Our TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognized any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our TNR warrants of $5,000 and $20,000 for the year ended December 31, 2006 and December 31, 2005, respectively. We exercised our 500,000 share TNR warrant on July 27, 2006 by paying the exercise price of $70,000 to TNR, and have no remaining derivative instruments as of December 31, 2006.

Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Currently we believe our deferred tax assets, exclusive of our Yanacocha royalty asset, are recoverable. Recovery of these assets is dependent upon our expected gains on the Kinross securities we own. If these values are not realized, we may record additional valuation allowances in the future.

(j). Related Party Transactions

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement we were billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Our management believed these allocations were reasonable and the allocations were periodically reviewed by our management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $232,000, $423,000 and $390,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

          On September 1, 2006, we entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of


$160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We have charged $27,000 for consulting expense, related to the agreement, included in general and administrative expense for the year ended December 31, 2006.

          On July 24, 2006, we exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. We recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. We received this warrant in July 2004 when we exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The 2004 transaction was accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2006, we do not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recorded a loss on derivative instruments of $5,000, $20,000 and $38,000 for the decrease in the value of its warrants during the years ended December 31, 2006, 2005 and 2004, respectively. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who would receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through August 31, 2006 when the Crown - Kinross merger was completed, Crown distributed 995,229 of these retained shares upon exercise of its warrants and at December 31, 2006 the remaining 3,077 shares of our stock became the property of Kinross which is not a related party to Solitario. As part of the spin-off we received 1,317,142 shares of our own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          We entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario were both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each would vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of ours (the "Designee Directors") to the Board of Directors of Crown. The Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminated on June 25, 2006.

         Prior to the completion of the Crown - Kinross merger, we entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories voted all of the shares of Crown common stock owned by them in favor of the approval of the Crown - Kinross merger. On August 31, 2006, the shareholders of Crown approved the Crown - Kinross merger and all of Crown's common shares were converted to Kinross shares and the stockholder and voting agreement terminated.

          Christopher E. Herald, and Mark E. Jones, III were directors of both Crown and Solitario until August 31, 2006 when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Stephen Webster and Brian Labadie were directors of both Crown and Solitario from June 27, 2006 to August 31, 2006, when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Christopher E. Herald, James R. Maronick and Walter H. Hunt were officers of both Crown and Solitario until August 31, 2006 when they resigned as officers of Crown upon the completion of the Crown - Kinross merger.

(k). Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the prospective of a market participant that holds the asset or owes the liability. SFAS 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity's observations about market participant assumptions. SFAS 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined what effect if any, the adoption of SFAS No. 157 will have our financial position, results of operations or cash flows.


          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We adopted FIN 48 on January 1, 2007 and have not yet determined what effect its adoption will have on our financial position, results of operations or cash flows.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. We adopted SFAS No. 155 on January 1, 2007 and have not yet determined what effect its adoption will have on our financial position, results of operations or cash flows.

          In September 2006, the Securities and Exchange Commission issued Staff Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for our December 31, 2006 year end. The adoption of SAB 108 had no impact on our financial position, results of operation or cash flows.

(l.) Disclosure Controls and Procedures and Internal Controls Over Financial Reporting

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

          We have performed a limited review of our system of internal controls over financial reporting and noted certain deficiencies in these controls. These deficiencies include (i) lack of segregation of duties, (ii) limited capability to interpret and apply United States generally accepted accounting principles, (iii) lack of adequate documentation of our system of internal controls, (iv) lack of formal accounting policies and procedures and related documentation, (v) deficiencies in our information technology systems and (vi) lack of experience in the review our formal budgeting process, which has been operational for less than one year.


Steps taken to address noted deficiencies and inherent limitations

          We have taken steps to address the above identified deficiencies, including (i) hiring of an outside accounting firm, other than our independent public accounting firm, to assist with preparation of our quarterly and annual reports, (ii) instituting a plan to update our accounting policies and procedures and budgeting processes, (iii) ongoing training and education regarding United States generally accepted accounting principles and Securities and Exchange Commission reporting and disclosure requirements and (iv) an ongoing process to upgrade our existing information technology systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          (a) Equity Price Risks

Solitario's investment in Kinross is subject to equity market risk.

          As of December 31, 2006 a hypothetical increase of ten percent price of Kinross common stock would increase the value of our holdings of Kinross by $2,071,000 and increase other comprehensive income by and total stockholders' equity by the same amount, net of deferred taxes of $808,000. Additionally our working capital would also be increased by $1,263,000 from a hypothetical increase of ten percent in the price of Kinross common stock.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above.

          (b.) Interest Rate Risks

          We have no material interest rate risks as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income.


Item 8. Financial Statements and Supplementary Data


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Solitario Resources Corporation
Wheat Ridge, Colorado

We have audited the consolidated balance sheets of Solitario Resources Corporation (a Colorado corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solitario Resources Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the each of the three years in the period ending December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

February 23, 2007
Denver, Colorado


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$904	$2,120
Joint venture receivable	88	-
Investments in marketable equity securities, at fair value	5,176	3,491
Investment in derivative instruments, at fair value	-	18
Prepaid expenses and other	219	36
Total current assets	6,387	5,665
Mineral properties, net	2,687	2,675
Investments in marketable equity securities, at fair value	15,728	10,568
Other assets	236	129
Total assets	$25,038	$19,037
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 163	$ 69
Due to Crown Resources Corporation	-	45
Deferred income taxes	1,652	1,362
Other	17	-
Total current liabilities	1,832	1,476
Deferred income taxes	4,131	2,220
Other	31	-
Commitments and contingencies (Notes 2 and 6)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2006 and 2005)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (28,689,992 and 27,459,492 shares issued and outstanding at December 31, 2006 and 2005, respectively)	287	275
Additional paid-in capital	28,462	25,909
Accumulated deficit	(20,156)	(16,973)
Accumulated other comprehensive income	10,451	6,130
Total stockholders' equity	19,044	15,341
Total liabilities and stockholders' equity	$25,038	$ 19,037

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)	For the year ended December 31,
	2006	2005	2004
Costs, expenses and other:
Exploration expense, net	$ 2,942	$ 2,072	$ 1,088
Depreciation and amortization	49	29	119
General and administrative	2,010	576	629
Management fees to Crown	232	423	390
Unrealized loss on derivative instruments	5	20	1,704
Asset write-downs	35	30	64
Loss on sale of assets	3	-	59
Interest and other, net	(26)	(52)	(193)
Total costs expenses and other	5,250	3,098	3,860
Other income - gain on sale of marketable equity securities	2,121	-	-
Other income - Crown dividend payment	-	(1,275)	-
Loss before income taxes	(3,129)	(1,823)	(3,860)
Income tax (expense) benefit	(54)	(257)	935
Net loss	$(3,183)	$(2,080)	$(2,925)
Basic and diluted loss per common share	$ (0.11)	$ (0.08)	$ (0.12)
Basic and diluted weighted average shares outstanding	28,422	27,311	25,190

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands, except					Accumulated
Share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2003	24,923,134	249	22,498	(11,968)	1,155	11,934
Shares issued:
Option exercise	1,121,000	11	974	-	-	985
Deferred taxes on option exercises			188			188
Cancellation of shares	(1,317,142)	(13)	(1,528)	-	-	(1,541)
Comprehensive income:
Net loss	-	-	-	(2,925)	-	(2,925)
Net unrealized gain on marketable equity securities (net of tax of $2,481)	-	-	-	-	3,875	3,875
Comprehensive income	-	-	-	-	-	950
Balance at December 31, 2004	24,726,992	247	22,132	(14,893)	5,030	12,516
Shares issued:
Cash	2,700,000	27	3,746	-	-	3,773
Option exercise	32,500	1	20	-	-	21
Deferred taxes on option exercises			11			11
Comprehensive loss:
Net loss	-	-	-	(2,080)	-	(2,080)
Net unrealized gain on marketable equity securities (net of tax of $704)	-	-	-	-	1,100	1,100
Comprehensive loss	-	-	-	-	-	(980)
Balance at December 31, 2005	27,459,492	$275	$25,909	$(16,973)	$6,130	$15,341
Shares issued:
Option exercise	1,230,500	12	982	-	-	994
Deferred taxes on option exercises			616			616
Stock Option expense from vesting			955			955
Comprehensive income:
Net loss	-	-	-	(3,183)	-	(3,183)
Net unrealized gain on marketable equity securities (net of tax of $2,763)	-	-	-	-	4,321	4,321
Comprehensive income	-	-	-	-	-	1,138
Balance at December 31, 2006	28,689,992	$287	$28,462	$(20,156)	$10,451	$19,044

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	For the year ended December 31
	2006	2005	2004
Operating activities:
Net loss	$(3,183)	$(2,080)	$(2,925)
Adjustments:
Unrealized loss on derivative instruments	5	20	1,704
Depreciation and amortization	49	29	119
Asset write-downs	35	30	64
Employee stock option expense from vesting	955	-	-
Deferred income taxes	54	257	(935)
(Gain) loss on asset and equity security sales	(2,118)	-	59
Interest income received in stock	-	-	(142)
Interest income from amortization of note discount	-	-	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(164)	279	(284)
Accounts payable and other current liabilities	(71)	(73)	89
Due to Crown Resources Corporation	(45)	(34)	54
Net cash used in operating activities	(4,483)	(1,572)	(2,209)
Investing activities:
Additions to mineral interests and other	(50)	(52)	(76)
Other assets	(119)	(126)	(25)
Proceeds from sale of marketable equity securities	2,442	-	16
Collection on note receivable	-	-	112
Net cash (used in) provided by investing activities	2,273	(178)	27
Financing activities:
Issuance of common stock	994	3,794	985
Net cash provided by financing activities	994	3,794	985
Net increase (decrease) in cash and cash equivalents	(1,216)	2,044	(1,197)
Cash and cash equivalents, beginning of year	2,120	76	1,273
Cash and cash equivalents, end of year	$ 904	$2,120	$ 76
Supplemental disclosure of cash flow information:
Deferred taxes on stock option exercises charged to additional paid-in capital	$ 616	$ 11	$ 188
Treasury stock received in spin-off from Crown Resources Corporation as treasury stock	-	-	$ 1,541
Cancellation of treasury stock	-	-	$(1,541)
Non-cash proceeds on the sale of marketable equity Securities	-	-	$ 57

See Notes to Consolidated Financial Statements.


1. Business and Summary of Significant Accounting Policies:

Business and company formation

          Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). Solitario has been actively involved in this business since 1993 and has in the past recorded revenues from joint venture payments and the sale of its properties on an infrequent basis, with the last significant revenues recorded in 2000 upon the sale of its Yanacocha property for $6,000,000.  Future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2006 Solitario had nine exploration properties in Peru, Bolivia, Mexico and Brazil. Solitario is conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Solitario previously owned 6,071,626 shares of Crown common stock and as part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock. Crown was acquired by Kinross Gold Corporation of Toronto, Canada ("Kinross") on August 31, 2006 upon the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock for each share of Crown common stock (the "Crown - Kinross merger"). Kinross currently owns less than one percent of Solitario outstanding common stock.

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at December 31, 2006, which consists of 1,742,920 shares of Kinross common stock. Solitario received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock it owned on the date of the completion of the Crown - Kinross merger. On September 15, 2006, subsequent to the Crown - Kinross merger, Solitario sold 100,000 Kinross common shares for net proceeds of $1,206,000. Solitario sold an additional 100,000 shares of Kinross common stock for net proceeds of $1,236,000 on October 24, 2006. Subsequent to December 31, 2006, Solitario sold an additional 100,000 of Kinross common shares, for net proceeds of $1,274,000 and as of February 21, 2007, Solitario's owns 1,642,920 shares of Kinross common stock which have a value of approximately $22.2 million based upon the market price of $13.51 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

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

          In performing its activities, Solitario has incurred certain costs for mineral properties. The recovery of these costs is ultimately dependent upon the sale of mineral property interests or the development of economically recoverable ore reserves, the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to the recoverability of mineral properties and their future exploration potential, the ability of Solitario to realize it's deferred tax assets and the fair value of Solitario's investment in Kinross (previously Crown) shares included in marketable equity securities.

Cash equivalents

          Cash equivalents include investments in highly-liquid money-market securities with original maturities of three months or less when purchased.

Mineral properties

          On January 1, 2002, Solitario adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which, among other things, required the reclassification of Solitario's mineral properties as mineral interests (intangible assets) and the amortization of those assets over their expected useful lives. The excess of the cost of each of its interests in mineral properties over the estimated residual value


was amortized from January 1, 2002 through April 1, 2004 over the lesser of (i) the term or the length of any mineral interest option or lease, or (ii) the estimated life of the mineral interest, which approximates Solitario's estimated exploration cycle. Solitario amortized its mineral interests over a three-to-eight year period based upon facts and circumstances for each mineral interest on a property-by-property basis including Solitario's current intentions for the property and Solitario's history with similar properties. On April 30, 2004 the Financial Accounting Standards Board amended SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights, conveyed by leases and concessions, are tangible assets and that mineral use rights should be accounted for based on their substance. Solitario adopted the amendment on April 1, 2004 and ceased amortizing exploration stage mineral property interests prior to the commencement of production. Solitario recorded $117,000 of amortization of its mineral property interests for the year ended December 31, 2004.

          Solitario expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the years ended December 31, 2006, 2005 and 2004, Solitario recorded impairments of $35,000, $30,000 and $64,000 of its mineral properties, respectively.

          Solitario's net capitalized mineral properties of $2,687,000, $2,675,000 and $2,653,000 at December 31, 2006, 2005 and 2004, respectively, related to gross land, leasehold and acquisition costs of $3,710,000 $3,698,000 and $3,676,000 at December 31, 2006, 2005 and 2004, respectively, less accumulated amortization of $1,023,000 at December 31, 2006, 2005 and 2004. Solitario has not identified any proven and probable reserves related to its mineral properties. The recoverability of these costs is dependent on, among other things, the potential to sell, joint venture or develop through a joint venture its interests in the properties. These activities are ultimately dependent on successful identification of proven and probable reserves.

Derivative instruments

           As of December 31, 2005, Solitario owned warrants for the purchase of 500,000 shares of TNR Gold Corp. ("TNR"), which it received during 2004. The TNR warrants are recorded at fair market value based upon quoted prices and discounts and classified as derivative instruments. On July 27, 2006, Solitario exercised its TNR warrant by paying $70,000 in cash and transferred its existing warrant valuation of $12,000 on the date of exercise to marketable equity securities and Solitario has no derivative instruments as of December 31, 2006. Solitario recorded a decrease in the value of its TNR warrants of $5,000 and $20,000, respectively, for the years ended December 31, 2006 and 2005 and recorded an increase of $38,000 for the year ended December 31, 2004. In July 2004, Solitario exercised all of its Crown warrants and at December 31, 2004 Solitario did not own any Crown warrants. Solitario recognized a decrease in the fair value of its Crown warrants of $1,742,000 for the year ended December 31, 2004.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $20,904,000 and $14,059,000, respectively, and cost of $3,900,000 and $4,137,000, respectively, at December 31, 2006 and 2005. Solitario has accumulated other comprehensive income for unrealized holding gains of $17,005,000 and $9,922,000, respectively, net of deferred taxes of $6,554,000 and $3,792,000, respectively, at December 31, 2006 and 2005 related to our marketable equity securities. Solitario sold 200,000 shares of its Kinross common stock during 2006 for gross proceeds of $2,442,000.


          The following table represents changes in marketable equity securities (000's).

	2006	2005	2004
Gross cash proceeds	$ 2,442	$ -	$ 16
Gross non-cash proceeds	-	-	57
Cost	321	-	132
Gross gain on sale included in earnings during the period	2,121	-	14
Gross loss on sale included in earnings during the period	-	-	(73)
Unrealized holding gain arising during the period included in other comprehensive income, net of tax of $3,590, $704 and $2,496	5,615	1,100	3,864
Reclassification adjustment for net losses (gains) included in earnings during the period, net of tax of $827, $0 and $15	(1,294)	-	39

Foreign exchange

          The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's exploration activities have been conducted primarily in Brazil, Bolivia, Peru and Mexico, a significant portion of the payments under the land, leasehold, and exploration agreements of Solitario are denominated in United States dollars. Solitario expects that a significant portion of its required and discretionary expenditures in the foreseeable future will also be denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2006, 2005 and 2004. Potentially dilutive shares related to outstanding common stock options of 2,664,500, 2,240,000, and 2,273,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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


          On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan at an exercise price of Cdn$2.77 per share, in accordance with the terms of the 2006 Plan. The quoted closing price of Solitario's common shares on June 27, 2006, the date of the grant was Cdn$2.85. The options have a five-year contractual life and vest 25% on the date of the grant and 25% on each anniversary date for the next three years, and become fully vested on June 27, 2009. All of the options granted on June 27, 2006 have the same terms. As of December 31, 2006, options for 17,500 shares had been exercised, options for 1,637,500 shares were outstanding and 396,250 shares were vested and available for exercise.

          Solitario determined the fair value of the 2006 Plan options on June 27, 2006, the date of grant, was $2,536,000 using a Black-Scholes option pricing model, for a weighted average fair value of $1.53 per share. In determining the fair value, Solitario has assumed a four-year effective life based upon expected volatility and past historical exercise patterns, an expected volatility of 76% that mirrors the historical volatility based upon daily quoted stock prices from the Toronto Stock Exchange over the prior four years, a risk-free interest rate of 5.2%, an exchange rate on the date of grant of 0.89193 Canadian dollars to each United States dollar, and an intrinsic value of Cdn$0.08 per share on the date of grant as discussed above. Solitario has elected cliff-vesting to recognize the fair value of the option grant over the vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate, based upon historical experience. Accordingly, Solitario has recognized $951,000 option compensation expense, net of deferred taxes of $371,000 for the year ended December 31, 2006. This option compensation expense is included in general and administrative expense and Solitario has not capitalized any compensation expense related to its options under the 2006 Plan. The unrecognized compensation related to non-vested options of $1,585,000 as of December 31, 2006 will be recognized over the next three years, or approximately $159,000 per quarter. Options for 17,500 shares from the 2006 Plan were exercised during 2006 for proceeds of $42,000. The intrinsic value of the shares exercised during 2006 on the date of exercise of options from the 2006 Plan was $30,000.

          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). Under this method, compensation cost recognized during the year ended December 31, 2006 includes cost for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. Solitario has recorded a charge of $4,000 as compensation expense, which is included in general and administrative expense for the year ended December 31, 2006, for options granted pursuant to the 1994 Plan prior to, but not yet vested as of January 1, 2006. Options for 20,625 shares from the 1994 Plan vested during the year ended December 31, 2006 and Solitario recognizes the grant date fair value on a straight-line basis over the vesting period. The results from prior periods have not been restated and accordingly, there was no stock option related compensation expense recorded during the year ended December 31, 2005.

          As of December 31, 2006, Solitario has vested and outstanding options for 1,027,000 shares of its common stock under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          As of December 31, 2006 Solitario had 917,000 options exercisable at Cdn$ 0.73 per share that expire March 2, 2007 and 110,000 exercisable at Cdn$0.81 per share that expire August 14, 2008. Options from the 1994 Plan for 1,213,000 shares were exercised during the year ended December 31, 2006 for proceeds of $952,000. The intrinsic value of the shares issued during 2006 on the date of exercise of options from the 2004 Plan was $1,549,000. Options from the 1994 Plan for 32,500 shares were exercised during the year ended December 31, 2005 for proceeds of $21,000. The intrinsic value of the shares issued during 2005 on the date of exercise of options from the 2004 Plan was $8,000. Options from the 1994 Plan for 1,121,000 shares were exercised during the year ended December 31, 2004 for proceeds of $985,000. The intrinsic value of the shares issued during 2004 on the date of exercise of options from the 2004 Plan was $477,000. As of December 31, 2006, Solitario has no remaining unrecognized compensation expense, related to unvested stock options granted pursuant to the 1994 Plan.

          Prior to the adoption of SFAS No. 123R, Solitario accounted for certain awards under the 1994 Plan in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share if Solitario had applied the fair value recognition provisions of SFAS No. 123R to options granted under the 1994 Plan for the years ended December 31, 2005 and 2004:


(in thousands, except per share amounts)	2005	2004
Net loss as reported	$(2,080)	$(2,925)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(24)
Pro forma net income (loss)	$(2,088)	$(2,949)
Basic and diluted net loss per share
As reported	$ (0.08)	$ (0.12)
Pro forma	$ (0.08)	$ (0.12)

          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of December 31, 2006, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	2,240,000	$0.82
Exercised	(1,213,000)	$0.91
Outstanding at December 31, 2006	1,027,000	$0.74	0.3	$3,559,000
Exercisable at December 31, 2006	1,027,000	$0.74	0.3	$3,559,000
2006 Plan
Outstanding, beginning of year	-	n/a
Granted	1,655,000	$2.77
Exercised	(17,500)	$2.77
Outstanding at December 31, 2006	1,637,500	$2.77	4.6	$2,808,000
Exercisable at December 31, 2006	396,250	$2.77	4.6	$ 679,000

(1)The intrinsic value at December 31, 2006 based upon the quoted market price of Cdn$4.76 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.86169 Canadian dollars per United States dollar.

Segment reporting

          Solitario operates in one business segment, minerals exploration. At December 31, 2006, all of Solitario's operations are located in Peru, Bolivia, Brazil and Mexico as further described in Note 2 to these consolidated financial statements.

          Included in the consolidated balance sheet at December 31, 2006 and 2005 are total assets of $2,854,000 and $2,944,000, respectively, related to Solitario's foreign operations, located in Bolivia, Brazil, Peru and Mexico. Included in mineral properties, net in the consolidated balance sheet at December 31, 2006 and 2005 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,607,000. We are not aware of any foreign exchange restrictions on Solitario's subsidiaries located in foreign countries.

Recent accounting pronouncements

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the prospective of a market participant that holds the asset or owes the liability. SFAS 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity's observations about market participant assumptions. SFAS 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Solitario has not yet determined what effect if any, the adoption of SFAS No. 157 will have its financial position, results of operations or cash flows.


          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Solitario adopted FIN 48 on January 1, 2007 and has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 will become effective for the first fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date. Solitario adopted SFAS No. 155 on January 1, 2007 and has not yet determined what effect if any, the adoption of SFAS No. 155 will have its financial position, results of operations or cash flows.

          In September 2006, the Securities and Exchange Commission issued Staff Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Solitario for its December 31, 2006 year end. The adoption of SAB 108 had no impact on Solitario's financial position, results of operation or cash flows.

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

          The following represents Solitario's investment in mineral properties:
(in thousands)	December 31,
	2006	2005
Mineral interests	$3,710	$3,698
Accumulated amortization	(1,023)	(1,023)
Net mineral interests	$2,687	$2,675

          As discussed in Note 1, the amortization of mineral interests commenced January 1, 2002, upon the adoption of SFAS No. 142 and we no longer amortize our mineral properties as of April 1, 2004, in accordance with EITF 04-2. Amortization expense related to mineral interests in 2004 was $117,000. We recorded a reduction of accumulated amortization of $25,000 during 2004 in connection with property impairments.

Peru

          Solitario holds exploration concessions or has filed applications for concessions covering approximately 15,000 hectares in Peru. These applications are subject to normal administrative approvals and the mineral interests are subject to an annual rental of $3.00 per hectare (approximately 2.477 acres per hectare) in June of each year, with 2,200 hectares subject to an additional $6.00 per hectare surcharge as the concessions are more than 10 years old.

          Bongara

          Solitario acquired the initial Bongará exploration concessions in 1993. The current holdings consist of a 100% interest concessions covering approximately 6,000 hectares in northern Peru (the "Bongará project").

          On August 15, 2006 Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), on Solitario's Bongará Project. Solitario anticipates on signing a definitive agreement, "Framework Agreement for the Exploration and Potential Development of Mining Properties," with Votorantim during the first quarter of 2007. The Bongará project hosts the Florida Canyon zinc


deposit where high-grade zinc mineralization has been encountered in drill holes over an area two by two kilometers in dimension. The Letter Agreement calls for a firm commitment by Votorantim to fund a one-year, $1.0 million exploration program which began in late October 2006. Votorantim can earn up to a 70% interest in the project by funding the $1.0 million exploration program, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on the first anniversary of signing the Letter Agreement and $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance Solitario's 30% participating interest though development. Solitario will repay the loan facility through 50% of Solitario's cash flow distributions.

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

          Newmont Strategic Alliance

          On January 18, 2005, Solitario signed a Strategic Alliance Agreement with Newmont Overseas Exploration Limited ("Newmont Exploration"), a subsidiary of Newmont Mining Corporation, to explore for gold in South America. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada, Limited ("Newmont Canada") purchased 2.7 million shares of Solitario common stock (or approximately 9.9% of Solitario's issued and outstanding shares) for Cdn$4,590,000 or $3,773,000. Solitario has committed to spend $3.78 million over the next four years on gold exploration in regions ("Alliance Project Areas") that are mutually agreed upon by Newmont Exploration and Solitario. The first two Alliance Project Areas are located in southern Peru and total approximately 10,000 square kilometers in size. If Solitario acquires properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property, acquired after the signing of the Alliance Agreement, that Solitario may elect to sell an interest in, or joint venture with a third party. As of December 31, 2006, we have expended $807,000 of the total commitment of $3,773,000.

          In September of 2006, Solitario acquired 5,200 hectares of 100%-owned mineral rights through concessions for our Amazonas property. Solitario capitalized $13,000 in lease acquisition costs related to these concessions. The Amazonas project consists of four widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon (see Item 2. Properties: Bongará Zinc Property, Peru). Solitario may seek a joint venture partner for the property during 2007.

          The Libertad and Pillune gold properties were acquired within the Alliance Project Area during 2005. Both properties were located in the Arequipa Department of southern Peru and comprised of a total of 2,600 hectares. Solitario performed surface exploration work on both properties, including drilling of the Libertad project during 2006. In October 2006, Solitario decided to drop these claims and recorded $18,000 for property abandonment, and at December 31, 2006, have no further payment or work obligations.

Brazil

          Pedra Branca

          In October 2000, Solitario recorded $3,627,000 in mineral interest additions for the Pedra Branca project in connection with the acquisition of Altoro Gold Corp. ("Altoro").  Solitario holds a 100% interest in 47 concessions totaling approximately 45,000 hectares in its Pedra Branca platinum-palladium (PGM) Project located in Ceará State, Brazil. Solitario acquired Pedra Branca as part of its acquisition of Altoro. Eldorado Gold Corporation holds a 2% net smelter return royalty on 10,000 hectares of Solitario's property position.


          On January 28, 2003, Solitario entered into an agreement with Anglo Platinum whereby Anglo Platinum may earn a 51% interest in the Pedra Branca Project, by spending $7 million on exploration at Pedra Branca over a four-year period. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing a bankable feasibility study or spending an additional $10 million on exploration and development, whichever occurs first. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for financing, including our 35% participating interest, to put the project into commercial production. Anglo Platinum completed its initial six-month $500,000 exploration expenditure in July 2003. The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern Pedra Branca Do Mineracao S.A., the corporate entity that would hold 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration. We and Anglo Platinum will own shares in Pedra Branca Do Mineracao S.A, in proportion to our respective participating interests as specified in the Letter Agreement. Anglo Platinum has funded approximately $1.24 million in exploration and property maintenance costs since signing the Letter Agreement. We have recorded a receivable of $88,000 at December 31, 2006 from Anglo for reimbursements on costs incurred through December 31, 2006, but not yet paid by Anglo Platinum. Solitario and Anglo Platinum have completed drafting of a definitive operating agreement (or Shareholders Agreement) and we anticipate signing the definitive agreement before the end of the 2007 first quarter, upon approval of several regulatory filings within Brazil. Should this agreement fail to be signed or if Anglo Platinum declines to continue for some other reason, Solitario will retain 100% of the Pedra Branca Project. Current plans call for Anglo Platinum to fund approximately $1.0 million in exploration expenditures for the ten-month period ending October 31, 2007. Upon the completion of the aforementioned expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights, with Solitario retaining an 85% interest.

          Other Brazil projects

          Mercurio

          In September 2005, Solitario completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  An initial payment of approximately $7,000 was paid on signing of the agreement and the next payment of approximately $12,000 was made in 2005 on signing of a definitive agreement upon conversion of the existing washing claims to exploration claims.  Further payments are required upon the conversion of garimpeiro licenses to exploration claims which occurred in the third quarter of 2006.  During 2007 payments will total approximately $41,900.  To purchase the property, an escalating scale of payments totaling approximately $350,000 is required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of approximately $1,070,000.  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments Solitario will receive title to 1,500 hectares of surface rights.  Solitario may terminate the agreement at any time at its sole discretion.  Solitario completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property during the first half of 2006 and core drilling of eleven holes totaling 1,596 meters completed during the third quarter. During 2005 Solitario completed 1,466 meters of core drilling. Solitario is currently planning a 2007 drilling program.

          Pau d' Arco

          During 2006, we acquired priority to mineral rights covering 2,400 hectares from the Brazilian government at our Pau d' Arco project in Brazil.  As a result of this acquisition we capitalized $18,000 of costs incurred and initial payments made pursuant to an agreement with three private Brazilian individuals to gain access to the Pau d' Arco project.  These agreements called for access payments of approximately $23,000 for 2006 and payments totaling approximately $1,380,000 over four years.  We may also buy out a 1% net smelter return retained by the owners for approximately $2,600,000.   We conducted surface exploration work during the third quarter of 2006 and drilled and completed six core holes totaling 1,111 meters. Although low-grade gold was intersected in three holes, the drilling results were not sufficiently encouraging to continue exploration on the property. Consequently, we will not make 2007 claim fee payments to the government and will terminate our agreements the private Brazilian parties. We have recorded an impairment of $18,000 for property abandonment.

          Bolivia


          Triunfo

          In August 2003, Solitario signed an Option Agreement to acquire a 100% interest in the 256-hectare Triunfo gold-silver-lead-zinc property in west-central Bolivia. The agreement was amended in March 2004. Terms of the Option Agreement call for escalating payments totaling $170,000 over a four-year period to the underlying owners. The first, second and third payments to the owners of $10,000, $12,500 and $12,500, respectively, have been made. A 100% interest in the property can be acquired at any time within a five-year timeframe for a one-time payment of $1.0 million. Solitario has completed the first year $100,000 work commitment as part of its five-year $2.3 million work commitment. A geophysical survey has been completed on the property and we are currently evaluating whether drilling is warranted for later in 2007.

          Titicayo

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concession covering approximately 1,300 hectares, which comprise the Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007 with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule. We have conducted a limited amount of surface exploration work to assess if drilling is warranted. We are currently planning a three-hole drilling program later in 2007.

          Mexico

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico. The Concepcion del Oro gold property is located near the city of Mazapil in the state of Zacatecas and consists of 35 concessions totaling approximately 1,420 hectares. The Hedionda gold property is located near the city of Allende in the state of Guanajuato and consists of six concessions totaling 620 hectares. The Las Tortugas gold property is located near the city of Chiquilistlan in the state of Jalisco and consists of four concessions totaling 400 hectares. The Las Purisimas gold property is located near the city of Tepic in the state of Navarit and consists of six concessions totaling 600 hectares. The agreement called for Solitario to make an initial payment of $15,000 on signing and provided for Solitario to conduct surface exploration on the four properties over a six-month period. Solitario has elected to sign definitive option agreements on the Concepcion del Oro, and Purisimas properties. The Concepcion del Oro and Purisimas properties required payments of $10,000 each in 2006 and in 2007 we are required to pay $25,000 for the Concepcion del Oro property and $35,000 for the Purisimas property to maintain the option agreements in good standing. Additionally the properties require claim payments to the government of $1,600 and $400 respectively in 2007. As of December 31, 2006, work is ongoing on the properties to determine if drilling is warranted. Solitario did not exercise its option to option the Hedionda and Las Tortugas properties and at December 31, 2006, have no further payment or work obligations for these two properties.

          In August 2005, Solitario received title to the Zinda concession near the city of Morelia in the state of Michoacan, Mexico. Solitario paid $5,000 in concession fees (plus tax) to the Mexican government for the 10,000-hectare concession. As a result of exploration activities during 2006, Solitario decided to abandon its interests in the Zinda concession and recorded a mineral property write-down of $5,000. No further work is planned at the Zinda property.

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder to option a 100% interest in the 918 hectare Pozos gold property near the city of San Luís de la Paz in the state of Guanajuato, Mexico. Solitario decided to abandon its interest in the Pozos gold property in the fourth quarter of 2006 and recorded a $4,000 mineral property write-down. No further work is planned at the Pozos gold property.


Exploration expense

          The following items comprised exploration expense:

(in thousands)	2006	2005	2004
Geologic, drilling and assay	$1,370	$923	$770
Field expenses	995	727	479
Administrative	842	522	250
Joint venture reimbursement	(265)	(100)	(411)
Total exploration expense	$2,942	$2,072	$1,088

3. Related party transactions:

           Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement Solitario was billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believed these allocations were reasonable and the allocations were periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and are generally paid within thirty days. Management service fees incurred by Solitario were $232,000, $423,000 and $390,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of the Board of Directors of the Solitario. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones was paid a one time lump sum payment of $160,000, upon signing the agreement, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario has charged $27,000 for consulting expense, related to the agreement, included in general and administrative expense for the year ended December 31, 2006.

          On July 24, 2006, Solitario exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. Solitario recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities held for sale. Solitario received this warrant in July 2004 when Solitario exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The 2004 transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. As of December 31, 2006, Solitario does not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $5,000, $20,000 and $38,000for the decrease in the value of its warrants during the years ended December 31, 2006, 2005 and 2004, respectively. Christopher E. Herald, Solitario's CEO, is a member of the Board of Directors of TNR.

          On July 26, 2004, Crown completed a spin-off of Solitario shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of Solitario common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of Solitario shares for the benefit of Crown's warrant holders who will receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through August 31, 2006 when the Crown - Kinross merger was completed, Crown distributed 995,229 of these retained shares upon exercise of its warrants and at December 31, 2006 the remaining 3,077 shares of Solitario stock became the property of Kinross which is not a related party to Solitario. As part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock.

          Solitario entered into a Voting Agreement dated as of April 15, 2002 among Zoloto Investors, LP ("Zoloto") and Crown. Zoloto and Solitario were both shareholders of Crown (the "Signing Shareholders"). Pursuant to the Voting Agreement, Zoloto and Solitario agreed that each would vote its owned shares during the term of the Voting Agreement for the election of three designees of Zoloto and one designee of Solitario (the "Designee Directors") to the Board of Directors of Crown. The


Signing Shareholders agreed that any shares received by either Signing Shareholder would be subject to the Voting Agreement during its term and any successor, assignee or transferee of shares from either Signing Shareholder would be subject to the terms of the Voting Agreement during its term. The Voting Agreement terminated on June 25, 2006.

         Prior to the completion of the Crown - Kinross merger, Solitario entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories voted all of the shares of Crown common stock owned by them in favor of the approval of the Crown - Kinross merger. On August 31, 2006, the shareholders of Crown approved the Crown - Kinross merger and all of Crown's common shares were converted to Kinross shares and the stockholder and voting agreement terminated.

          Christopher E. Herald, and Mark E. Jones, III were directors of both Crown and Solitario until August 31, 2006 when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Stephen Webster and Brian Labadie were directors of both Crown and Solitario from June 27, 2006 to August 31, 2006, when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Christopher E. Herald, James R. Maronick and Walter H. Hunt were officers of both Crown and Solitario until August 31, 2006 when they resigned as officers of Crown upon the completion of the Crown - Kinross merger.

4. Income Taxes:

          Solitario's income tax expense (benefit) consists of the following as allocated between foreign and United States components:
(in thousands)	2006	2005	2004
Deferred:
United States	$ (492)	$ 31	$ (645)
Foreign	-	-	(51)
Operating loss and credit carryovers:
United States	546	226	(290)
Foreign	-	-	51
Income tax expense (benefit)	$ 54	$ 257	$ (935)

          Consolidated income (loss) before income taxes includes losses from foreign operations of $3,286,000, $2,476,000, and $1,457,000 in 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, Solitario recognized income tax deductions of $1,579,000, $28,000 and $483,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $616,000, $11,000 and $188,000, respectively, for the income tax benefit of these deductions during 2006, 2005 and 2004.

          During 2006, 2005 and 2004, Solitario recognized other comprehensive income related to unrealized gains on marketable equity securities of $9,205,000, $1,804,000 and $6,356,000, respectively. Other comprehensive income has been charged $3,590,000, $704,000 and $2,481,000, respectively, for the income tax expense associated with these gains. During 2006, Solitario transferred unrealized gain of $2,121,000 from other comprehensive income upon the sale of 200,000 shares of Kinross common stock, less income tax of $827,000 associated with these unrealized gains.

          The net deferred tax assets/liabilities in the December 31, 2006 and 2005 consolidated balance sheets include the following components:
(in thousands)	2006	2005
Deferred tax assets:
Net operating loss (NOL) carryovers	$ 6,543	$ 5,516
Stock option compensation expense	373	-
Royalty	1,560	1,560
Other	50	55
Valuation allowance	(5,320)	(4,363)
Total deferred tax assets	3,206	2,768
Deferred tax liabilities:
Unrealized gain on derivative securities	1,467	1,599
Exploration costs	870	870
Unrealized gains on marketable equity securities	6,632	3,869
Other	20	12
Total deferred tax liabilities	8,989	6,350
Net deferred tax liabilities	$5,783	$ 3,582


          At December 31, 2006 and 2005, Solitario has classified $1,652,000 and $1,362,000, respectively, of its deferred tax liability as current, related to the current portion of its investment in Kinross common stock.

          A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the expense (benefit) for income taxes is as follows:
(in thousands)	2006	2005	2004
Expected income tax expense (benefit)	$(1,064)	$ (620)	$ (1,310)
Non-deductible foreign expenses	142	202	72
Foreign tax rate differences	38	25	7
State income tax	23	33	(122)
Change in valuation allowance	957	609	422
Other	(6)	8	(4)
Income tax expense (benefit)	$ 54	$ 257	$ (935)

          During 2006, 2005 and 2004, the valuation allowance was increased by $957,000, $609,000 and 422,000, respectively primarily as a result of increases in net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized.

          At December 31, 2006, Solitario has unused US Net Operating Loss ("NOL") carryovers of $4,904,000 which begin to expire commencing in 2010. Solitario also has foreign NOL carryovers at December 31, 2006 of $13,800,000 that begin to expire four years after the first year in which taxable income arises. In connection with the Bankruptcy of Crown and Solitario's acquisition of Altoro Gold Corp., Solitario had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the amount of future taxable income available to be offset by Solitario's carryovers is limited to approximately $614,000 per year.

5. Fair Value of Financial Instruments:

          For certain of Solitario's financial instruments, including cash and cash equivalents, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities are carried at their estimated fair value based on quoted market prices.

          The fair value of the Kinross and Crown shares was $20,706,000 and $13,965,000 at December 31, 2006 and 2005, respectively. The fair value of the TNR shares was $198,000 and $94,000 at December 31, 2006 and 2005, respectively.

          The fair value of the TNR warrants was $18,000 at December 31, 2005. Solitario recognizes any increase or decrease in the fair value of the warrants as a gain or loss on derivative instruments in the consolidated statement of operations. Solitario exercised its only outstanding TNR warrant during 2006 and has no remaining TNR warrants as of December 31, 2006.

6. Commitments and Contingencies

          In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2. Solitario estimates its 2007 mineral property rental and option payments to be approximately $350,000. If Solitario's current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2007, Solitario would be reimbursed for approximately $102,000 of those costs.

          Solitario has committed to spend $3,773,000 over the next two years on gold exploration in regions that are mutually agreed upon by Newmont Exploration and Solitario. As of December 31, 2006, we have expended $807,000 of the total commitment of $3,773,000.

          Solitario has entered into certain month-to-month office leases for its field offices in Peru and Brazil. The total rent expense for these offices during 2006, 2005 and 2004 was approximately $28,000, $36,000 and $29,000, respectively. In addition, Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for minimum annual rent payments of $32,000 in 2007.


7. Stock Option Plans:

          The activity in the Plan for the three years ended December 31, 2006 is as follows:
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)
2004 Plan
Outstanding, beginning of year	2,240,000	Cdn$0.82	2,272,500	0.82	3,488,500	0.95
Granted	-	-	-	-	-	-
Exercised	(1,213,000)	Cdn$0.90	(32,500)	0.75	(1,121,000)	1.17
Expired		-		-	(95,000)	1.25
Outstanding, end of year	1,027,000	Cdn$0.74	2,240,000	0.82	2,272,500	0.82
Exercisable, end of year	1,027,000	Cdn$0.74	2,219,375	0.83	2,073,750	0.83
2006 Plan
Outstanding, beginning of year	-	-	-	-	-	-
Granted	1,655,000	$2.77	-	-	-	-
Exercised	(17,500)	$2.77	-	-	-	-
Expired	-	-	-	-	-	-
Outstanding, end of year	1,637,500	$2.77	-	-	-	-
Exercisable, end of year	396,250	$2.77	-	-	-	-

          The following table summarizes Solitario's stock options as of December 31, 2006:

Options Outstanding		Options Exercisable
Exercise price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2004 Plan
Cdn$0.81	110,000	1.6	Cdn$0.81	110,000	Cdn$0.81
Cdn$0.94	917,000	0.2	Cdn$0.94	917,000	Cdn$0.94
Total	1,027,000			1,027,000
2006 Plan
$2.77	1,637,500	4.5	$2.77	396,250	$2.77

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

          During 2006 options for 1,230,500 shares of Solitario common stock were exercised for proceeds of $994,000, during 2005 options for 32,500 shares of Solitario common stock were exercised for proceeds of $21,000 and during 2004 options for 1,121,000 shares of Solitario common stock were exercised for proceeds of $985,000.

9. Selected Quarterly Financial Data (Unaudited):
(in thousands)	2006
	March 31,	June 30,	Sept. 30, (1)	Dec. 31, (1)(2)
Net loss	$ (621)	$ (1,225)	$ (550)	$ (787)
Loss per share: Basic and diluted	$ (0.02)	$ (0.04)	$ (0.02)	$ (0.03)
Weighted shares outstanding: Basic and diluted	27,976	28,512	28,557	28,626

(in thousands)	2005
	March 31,	June 30,	Sept. 30, (3)	Dec. 31,
Net income (loss)	$ (413)	$ (711)	$ 38	$ (994)
Earnings (loss) per share: Basic Diluted	$ (0.02) $ (0.02)	$ (0.03) $ (0.03)	$ 0.00 $ 0.00	$ (0.04) $ (0.04)
Weighted shares outstanding: Basic Diluted	26,887 26,887	27,429 27,429	27,433 28,611	27,456 27,456

(1) Solitario sold a total of 200,000 shares of Kinross common stock, 100,000 shares in the third quarter for proceeds of $1,206,000 and a net gain of $1,046,000 and 100,000 shares in the fourth quarter for proceeds of $1,236,000 and a net gain of $1,076,000.
(2) General and administrative costs increased during the fourth quarter as a result of the termination of the Crown management agreement and Solitario assuming all costs which were previously shared with Crown.
(3) Solitario reported net income during the third quarter of 2005 primarily related to the Crown dividend payment of $1,275,000 received on July 26, 2005.


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

          We are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of review of our formal budgeting process, which has been operational for less than a year. During the year ended December 31, 2006, we have taken steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the quarter ended December 31, 2006, other than the steps taken above, there were no changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Item 9B. Other Information

None


PART III

Item 10 Directors, Executive Officers and Corporate Governance

          (a) Directors.

          The information with respect to directors required under this item is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006 pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "2007 Proxy").

          (b) Executive Officers.

          The information with respect to this item is incorporated herein by reference to the section entitled "Management of Solitario Resources Corporation" in the 2007 Proxy.

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the section entitled "Management and Executive Compensation" in the 2007 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners" in the 2007 Proxy.

Item 13. Certain Relationships, Related Transactions and Director Independence

          The information required under Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2007 Proxy.

Item 14. Principal Accountant Fees and Services

          The information required under Item 14 is incorporated herein by reference to the section titled "Principal Accountant Fees and Services" in the 2007 Proxy.


PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006, and December 31, 2005
Consolidated Statements of Operations for the years ended December 31, 2006, December 31, 2005, and December 31, 2004
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, December 31, 2005, and December 31, 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005,   and December 31,2004
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

      Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(1) above.

3.     Exhibits

      The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITARIO RESOURCES CORPORATION
By:	/s/ James R. Maronick
Chief Financial Officer
Date:	February 28, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	February 28, 2007
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	February 28, 2007
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster
A majority of
/s/ Mark E. Jones, III		the Board of	February 28, 2007
Mark E. Jones, III		Directors

/s/ Brian Labadie
Leonard Harris

/s/Leonard Harris
Leonard Harris

/s/ John Hainey
John Hainey

By: /s/ James R. Maronick
James R. Maronick,
Attorney-in-fact


INDEX TO EXHIBITS
Description
3.1	Amended and Restated Certificate of Incorporation of Solitario Resources Corporation, (incorporated by reference to Exhibit 3.1 to Solitario's Form 10/A filed on July 1, 2004)
3.2	Amended and Restated By-laws of Solitario Resources Corporation (incorporated by reference to Exhibit 3.2 to Solitario's Form 10/A filed on July 1, 2004)
4.1	Form of Common Stock Certificate of Solitario Resources Corporation (incorporated by reference to Exhibit 4.1 to Solitario's Form 10/A filed on July 1, 2004)
10.1	Solitario Resources Corporation 2006 Stock Option Incentive Plan (incorporated by reference to Exhibit A to Solitario's Proxy Statement Pursuant to Section 14(a) filed on May 10, 2006)
10.2	Solitario Resources Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Solitario's Form 10/A filed on July 1, 2004)
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

10.6

Fourth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 4, 1999 increasing the number of shares available for grant under the plan from 1,536,000 to 1,936,000 (incorporated by reference to Exhibit 10.10 to Solitario's Form 10/A filed on July 1, 2004)

10.7

Fifth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 1,936,000 to 2,336,000 (incorporated by reference to Exhibit 10.11 to Solitario's Form 10/A filed on July 1, 2004)

10.8

Sixth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 2,336,000 to 3,136,000 (incorporated by reference to Exhibit 10.12 to Solitario's Form 10/A filed on July 1, 2004)

10.9

Seventh Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 26, 2002 increasing the number of shares available for grant under the plan from 3,136,000 to 3,736,000 (incorporated by reference to Exhibit 10.13 to Solitario's Form 10/A filed on July 1, 2004)

10.10

Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.11

Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.12

Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)
21.1	Subsidiaries of Solitario Resources Corporation
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 21.1

SOLITARIO RESOURCES CORPORATION

Schedule of Subsidiaries

December 31, 2006

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
- Minera Solitario Peru, S.A. [Peru] - 100%
- Minera Bongará, S.A. [Peru] - 100%
- Minera Soloco, S.A. [Peru] - 100%
- Mineracao Solitario Brazil, Ltd [Brazil]- 100%


Exhibit 24.1

POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Maronick, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, of Solitario Resources Corporation and any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
NAME	DATE
/s/ Steven A. Webster	February 26, 2007
Steven A. Webster
/s/ Mark E. Jones, III	February 26, 2007
Mark E. Jones, III
/s/ Brian Labadie	February 26, 2007
Daniel E. Leonard
/s/ Christopher E. Herald	February 26, 2007
Christopher E. Herald
/s/ Leonard Harris	February 26, 2007
Leonard Harris
/s/ John Hainey	February 26, 2007
John Hainey