Form 10-Q
period 2007-06-30
SOLITARIO RESOURCES CORP
filed 2007-08-01
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 2007
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

          There were 29,606,992 shares of $0.01 par value common stock outstanding as of July 25, 2007.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	June 30,	December 31,
except per share amounts)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,827	$904
Joint venture receivable	416	88
Investments in marketable equity securities, at fair value	4,505	5,176
Prepaid expenses and other	217	219
Total current assets	6,965	6,387
Mineral properties, net	2,716	2,687
Investments in marketable equity securities, at fair value	13,750	15,728
Other assets	159	236
Total assets	$23,590	$25,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 239	$ 163
Deferred income taxes	1,446	1,652
Other	17	17
Total current liabilities	1,702	1,832
Deferred income taxes	2,745	4,131
Other	23	31
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding June 30, 2007 and December 31, 2006)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares 29,606,992 and 28,689,992 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	296	287
Additional paid-in capital	30,518	28,462
Accumulated deficit	(20,882)	(20,156)
Accumulated other comprehensive income	9,188	10,451
Total stockholders' equity	19,120	19,044
Total liabilities and stockholders' equity	$23,590	$ 25,038

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended June 30,	Six months ended June 30,
	2007	2006	2007	2006
Costs, expenses and other:
Exploration expense	$ 659	$ 642	$ 1,052	$ 1,104
Depreciation and amortization	16	9	36	19
General and administrative	672	800	1,398	944
Management fees	-	89	-	175
Unrealized loss on derivative instruments	-	15	-	6
Property abandonment and impairment	-	-	5	-
Interest income	(23)	(11)	(34)	(19)
Total costs, expenses and other	(1,324)	(1,544)	(2,457)	(2,229)
Other income -gain on the sale of marketable equity securities	-	-	2,068	-
Loss before income taxes	(1,324)	(1,544)	(389)	(2,229)
Income tax (expense) benefit	225	319	(337)	383
Net loss	$(1,099)	$(1,225)	$ (726)	$(1,846)
Basic and diluted loss per common share:	$(0.04)	$(0.04)	$(0.02)	$(0.07)
Basic and diluted weighted average shares outstanding:	29,607	28,512	29,319	28,246

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2007	2006
Operating activities:
Net loss	$ (726)	$ (1,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	-	6
Depreciation and amortization	36	19
Amortization of prepaid consulting contract	40	-
Stock option expense	372	637
Asset write down	5	-
Deferred income tax expense (benefit)	337	(383)
Gain on sale of marketable equity security	(2,068)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(326)	(107)
Accounts payable	69	12
Due to Crown Resources Corporation	-	114
Net cash used in operating activities	(2,261)	(1,548)
Investing activities:
Additions to mineral properties	(34)	(28)
Additions to other assets	(25)	(46)
Proceeds from sale of marketable equity securities	2,645	-
Other	26	-
Net cash provided by (used in) investing activities	2,612	(74)
Financing activities:
Exercise of stock options for cash	572	874
Net cash provided by financing activities	572	874
Net increase (decrease) in cash and cash equivalents	923	(748)
Cash and cash equivalents, beginning of period	904	2,120
Cash and cash equivalents, end of period	$1,827	$1,372

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. At June 30, 2007, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. Crown was acquired by Kinross Gold Corporation of Toronto, Canada ("Kinross") on August 31, 2006 upon the completion of a merger whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock for each share of Crown common stock (the "Crown - Kinross merger"). Kinross currently owns less than one percent of Solitario outstanding common stock.

           The accompanying interim condensed consolidated financial statements of Solitario for the six months ended June 30, 2007 and 2006 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2007.

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

Recent developments

          Solitario has a significant investment in Kinross at June 30, 2007, which consists of 1,542,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion the Crown - Kinross merger. During 2006, subsequent to the Crown - Kinross merger, Solitario sold 200,000 Kinross common shares for net proceeds of $2,442,000. During the six months ended June 30, 2007 Solitario sold an additional 200,000 shares respectively for net proceeds of $2,645,000 and recorded a gain on the sale of marketable equity securities of $2,068,000 and reclassified this gain, net of $807,000 of deferred taxes, from other comprehensive income. Subsequent to June 30, 2007 Solitario sold an additional 100,000 shares for proceeds of $1,332,000 and as of July 25, 2007, Solitario owns 1,442,920 shares of Kinross common stock which have a value of approximately $19.9 million based upon the market price of $13.79 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          On April 24, 2007, Solitario signed the definitive agreement, the Shareholders Agreement relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum, Ltd., ("Anglo Platinum") for the exploration and development of Solitario's Pedra Branca Project. Solitario's and Anglo Platinum's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. As part of the agreement, Anglo Platinum may earn a 51% interest in the Pedra Branca joint operating company, by spending a total of $7 million on exploration at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for 100% financing to put the project into commercial production. Current plans call for approximately $1.0 million in exploration expenditures for the ten month period ending October 31, 2007. Upon the completion of the aforementioned $1.0 million in expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights and Solitario will retain an 85% interest.


          On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim") on Solitario's Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program, which they have completed as of June 30, 2007, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007 and $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance Solitario's 30% participating interest through production. Solitario will repay the loan facility through 50% of its cash flow distributions.

          Solitario made the decision to drop its interest in the Purisima project in Mexico, as a result of ongoing geologic and exploration activities including drilling, during the six months ended June 30, 2007. Solitario recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during the first half of 2007. During the three and six months ended June 30, 2007, Solitario capitalized $17,000 and $34,000, respectively, related to initial staking and lease costs on the Amazonas and Santiago exploration projects in Peru. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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

Employee stock compensation plans

          On January 1, 2006 Solitario adopted the revised Statement of Financial Accounting Standard No. 123, "Share Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and requires that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. Solitario computes the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock. These estimates, as well as Solitario's estimate of forfeitures, involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recognized stock-based compensation expense could have been materially different.

          a.)     The 2006 Stock Option Incentive Plan

          On June 27, 2006, Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock. On June 14, 2007, Solitario's shareholders approved certain technical modifications to the 2006 Plan, which among other things, modified the definition of the market price of a grant of an option to be equal to the closing market price in Canadian Dollars on the Toronto Stock Exchange on the date of granting such option. Previously under the 2006 Plan, the market price had been defined as the volume weighted average trading price of such shares traded on The Toronto Stock Exchange for the five trading days immediately preceding the date of granting such option.

New Activity in the six months ended June 30, 2007


          On June 14, 2007 the Board of Directors granted 100,000 options in one grant under the 2006 Plan at an exercise price of Cdn$5.12 per share, which was the quoted closing price on that date, in accordance with the terms of the Plan. In addition, on February 8, 2007, the Board of Directors granted 10,000 options in two grants under the 2006 Plan at an exercise price of Cdn$4.38 per share, in accordance with the terms of the 2006 Plan. The quoted closing price of Solitario's common shares on February 8, 2007, the date of the grant was Cdn$4.35. All of the options have a five-year contractual life and vest 25% on the date of the grant and 25% on each anniversary date for the next three years, and become fully vested on June 14, 2010 and February 8, 2010, respectively. Solitario determined the that fair value of the 2006 Plan options granted on June 14, 2007 was $223,000 and the fair value of the options granted on February 8, 2007 was $17,000 as detailed in the table below.

Grant Date	6/14/07	2/08/07
Options granted	100,000	10,000
Grant date fair value	$223,000	$17,000
Weighted average fair value	$2.23	$1.71
Risk-free interest rate	5.2%	4.8%
Expected Life (1)	4 yrs	4 yrs
Expected volatility (2)	53%	56%
Exchange rate (Cdn$ to US$) (3)	0.93612	0.84551
Intrinsic value per share	-	-

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

          Solitario has recognized $213,000 and $372,000, respectively in option compensation expense for the three and six months ended June 30, 2007, from option grants related to the 2006 Plan. Solitario recognized $634,000 in option compensation expense from options granted pursuant to the 2006 Plan for the three and six months ended June 30, 2006. Option compensation expense is included in general and administrative expense and Solitario has not capitalized any compensation expense related to its options under the 2006 Plan. Solitario has unrecognized compensation expense, related to non-vested options, of $1,404,000 as of June 30, 2007, which will be recognized over the remaining vesting period of the options.

          As of June 30, 2007, options for 1,765,000 shares had been granted, options for 17,500 shares had been exercised, options for 52,500 shares had been forfeited, and options for 1,695,000 shares were outstanding of which 820,000 shares were vested and available for exercise. Options for 17,500 shares from the 2006 Plan were exercised during the six months ended June 30, 2007          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). Under this method, compensation cost is recognized for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. Solitario recorded a charge of $1,000 and $3,000, respectively, as compensation expense, which is included in general and administrative expense for the three and six months ended June 30, 2006, for options granted pursuant to the 1994 Plan prior to, but not yet vested as of January 1, 2006.

          As of December 31, 2006, Solitario has no remaining unrecognized compensation expense, related to unvested stock options granted pursuant to the 1994 Plan and no compensation expense was recorded related to the 1994 Plan during the six months ended June 30, 2007.

          As of June 30, 2007, Solitario has vested and outstanding options for 110,000 shares of its common stock that are exercisable at Cdn$0.81 per share and that expire August 14, 2008 under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          Options from the 1994 Plan for 917,000 shares were exercised during the six months ended June 30, 2007 for proceeds of $572,000. The intrinsic value of the shares exercised during the six months ended June 30, 2007 on the dates of exercise of options from the 2004 Plan were $2,901,000. Options from the 1994 Plan for 65,000 and 1,095,000 shares were exercised during the three and six months ended June 30, 2006 for proceeds of $43,000 and $874,000, respectively. The intrinsic value of the shares issued during the three and six months ended June 30, 2006 on the date of exercise of options from the 2004 Plan were $115,000 and $1,224,000.


          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of June 30, 2007, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on Outstanding Options	Weighted average Exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	1,027,000	$0.74
Exercised	(917,000)	$0.73
Outstanding at June 30, 2007	110,000	$0.81	1.1	$436,000
Exercisable at June 30, 2007	110,000	$0.81	1.1	$436,000
2006 Plan
Outstanding, beginning of year	1,637,500	$2.77
Granted	110,000	$5.05
Forfeited	(52,500)	$2.77
Outstanding at June 30, 2007	1,695,000	$2.92	4.1	$ 3,371,000
Exercisable at June 30, 2007	820,000	$2.85	4.0	$ 1,684,000

(1)The intrinsic value at June 30, 2007 based upon the quoted market price of Cdn$5.04 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.93797 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the six months ended June 30, 2007 and 2006.

          Our potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 1,805,000 of potential common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2007 and approximately 2,800,000 for the three and six months ended June 30, 2006 because the effects were anti-dilutive.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $18,255,000 and $20,904,000, respectively, and cost of $3,323,000 and $3,900,000, respectively, at June 30, 2007 and December 31, 2006. Solitario has accumulated other comprehensive income for unrealized holding gains of $14,933,000 and $17,005,000, respectively, net of deferred taxes of $5,745,000 and $6,554,000, respectively, at June 30, 2007 and December 31, 2006 related to our marketable equity securities. Solitario sold 200,000 of its Kinross common stock during the six months ended June 30, 2007 for gross proceeds of $2,645,000. Solitario has classified $4,505,000 and $5,176,000, respectively, of marketable equity securities as current, as of June 30, 2007 and December 31, 2006, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.


          The following table represents changes in marketable equity securities (000's).

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Gross cash proceeds	$ -	$ -	$ 2,645	$ -
Cost	-	-	577	-
Gross gain on sale included in earnings during the period	-	-	2,068	-
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $(1,266) and $(1) for the three and six months ended June 30, 2007 and $(125) and $2,248 for the three and six months ended June 30, 2006	(1,979)	(196)	(2)	3,516
Reclassification adjustment for net gains included in earnings during the period, net of tax of $807 for the six months ended June 30, 2007	-	-	(1,261)	-

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

          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity's observations about market participant assumptions. SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Solitario adopted SFAS No. 157 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

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


 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss as reported	$(1,099)	$(1,225)	$(726)	$(1,846)
Unrealized (loss) gain on marketable equity securities, net of related tax effects	(1,979)	(196)	(1,263)	3,516
Comprehensive (loss) income	$(3,078)	$(1,421)	$(1,989)	$1,670

3.       Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Geologic, drilling and assay	$469	$213	$623	$353
Field expenses	312	276	582	446
Administrative	239	190	434	387
Joint venture payments (see below)	(361)	(37)	(587)	(82)
Total exploration costs	$ 659	$642	$1,052	$1,104

During the three and six months ended June 30, 2007, Pedra Branca work related to the Anglo agreement totaled $361,000 and $587,000, respectively, compared to $37,000 and $82,000 during the three and six months ended June 30, 2006, which has been billed as a joint venture receivable.

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $4,191,000 and $5,783,000 at June 30, 2007 and December 31, 2006.

          During the three and six months ended June 30, 2007, Solitario recorded a deferred tax benefit of $225,000 and deferred tax expense of $337,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three months ended June 30, 2007 of $1,266,000 to other comprehensive income related to unrealized loses of $3,245,000 on marketable equity securities and recorded a deferred tax benefit during the six months ended June 30, 2007 of $1,000 related to unrealized losses of $3,000 on marketable equity securities. Also during the six months ended June 30, 2007, Solitario reclassified $807,000 of deferred taxes from other comprehensive income related to the realized gain on sale of $2,068,000 upon sale of Kinross common stock, discussed above. During the six months ended June 30, 2007 Solitario recorded a deferred tax benefit of $1,121,000 to additional paid-in capital related to stock option compensation expense from the exercise of 917,000 non-qualified stock options. Solitario recorded a deferred tax benefit in the statement of operations of $319,000 and $383,000, respectively for the three and six months ended June 30, 2006. Solitario recorded deferred tax (benefit) expense of $(125,000) and $2,247,000, respectively to other comprehensive losses related to unrealized (losses) gains of $(321,000) and $5,763,000, respectively, on marketable equity securities for the three and six months ended June 30, 2006. Solitario recorded a deferred tax benefit of $45,000 and $432,000, respectively, credited to additional paid-in-capital related to 65,000 and 1,095,000 stock options, respectively, exercised in the three and six months ended June 30, 2006.


5.       Related Party Transactions

Crown Resources Corporation

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement we were billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Our management believed these allocations were reasonable and the allocations were periodically reviewed by our management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and generally paid within thirty days. Management service fees incurred by Solitario were $89,000 and $175,000, respectively for the three and six months ended June 30, 2006.

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

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of Solitario's Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise Solitario matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario charged $20,000 and $40,000 for consulting expense, related to the agreement, which is included in general and administrative expense for the three and six months ended June 30, 2007. As of June 30, 2007 Solitario has $93,000 of prepaid expense related to Mr. Jones' consulting agreement, which will be amortized over the remaining term of the agreement.

TNR Gold Corp

          As of June 30, 2007, Solitario owns 1,000,000 shares of TNR Gold Corp. ("TNR") common stock with a fair value of $234,000 based upon the quoted market price of TNR. On July 24, 2006, Solitario exercised a warrant to purchase 500,000 shares of TNR common stock by paying $70,000. Solitario recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. Solitario received this warrant in July 2004 when it exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2006, Solitario does not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $15,000 and $6,000, respectively, for the decrease in the value of its warrants during the three and six months ended June 30, 2006. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.


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

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. We have been actively involved in this business since 1993 and have in the past recorded revenues from joint venture payments and the sale of these properties on an infrequent basis, with the last significant revenues recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At June 30, 2007 we had eight exploration properties in Peru, Bolivia, Mexico and Brazil, and we own our Yanacocha royalty interest. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown was acquired by Kinross upon the completion of the Crown - Kinross merger and Kinross currently owns less than one percent of our outstanding common stock.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to enable us to sell or joint venture these properties prior to the establishment of proven and probable reserves. Currently we have no mineral properties in development and we do not anticipate developing any currently owned properties on our own in the future. We currently own eight mineral properties under exploration and we own our Yanacocha royalty interest. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point we would attempt to either sell our mineral properties or pursue their development through a joint venture with a partner that has expertise in mining operations.

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

(b). Recent Developments

          We have a significant investment in Kinross Gold Corporation ("Kinross") at June 30, 2007, which consists of 1,542,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock per share of Crown common stock (the "Crown - Kinross merger"). During 2006, subsequent to the Crown - Kinross merger, we sold 200,000 Kinross common shares for net proceeds of $2,442,000. During the six months ended June 30, 2007 we sold an additional 200,000 shares, for net proceeds of $2,645,000. Subsequent to June 30, 2007, we sold an additional 100,000 shares for proceeds of $1,332,000 and as of July 25, 2007, we own 1,442,920 shares of Kinross common stock which have a value of approximately $19.9 million based upon the market price of $13.79 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.


          On April 24, 2007, we signed the definitive agreement, the Shareholders Agreement Relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum for the exploration and development of our Pedra Branca Project. Solitario's and Anglo Platinum's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. As part of the agreement, Anglo Platinum may earn a 51% interest in the Pedra Branca joint operating company, by spending a total of $7 million on exploration at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in Pedra Branca (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in Pedra Branca (for a total of 65%) by arranging for 100% financing to put the project into commercial production. Current plans call for approximately $1.0 million in exploration expenditures for the ten month period ending October 31, 2007. Upon the completion of the aforementioned $1.0 million in expenditures, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights and we will retain an 85% interest.

          On March 24, 2007, we signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim") on our Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007 and $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest through production. We will repay the loan facility through 50% of cash flow distributions that we receive.

          As a result of ongoing geologic and exploration activities including drilling, during the first half of 2007 we made the decision to drop our interest in the Purisima project in Mexico. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during the six months ended June 30, 2007. During the three and six months ended June 30, 2007, we capitalized $17,000 and $34,000, respectively, related to initial staking and lease costs on the Amazonas and Santiago exploration projects in Peru. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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

(c). Results of Operations

Comparison of the quarter ended June 30, 2007 to the quarter ended June 30, 2006

          We had a net loss of $1,099,000 or $0.04 per basic and diluted share for the three months ended June 30, 2007 compared to a loss of $1,225,000 or $0.04 per basic and diluted share for the three months ended June 30, 2006. As explained in more detail below, the primary reason for the decrease in the net loss for the three months ended June 30, 2007 compared to the loss in the same period of 2006 was related to a decrease in stock option compensation expense to $213,000 in the three months ended June 30, 2007 compared to $635,000 in the same period of 2006. In addition, although our gross exploration costs increased to $1,020,000 in the three months ended June 30, 2007 compared to $679,000 in the same period in 2006, the reimbursement of our exploration expenses related to our Pedra Branca project increased to $361,000 in the three months ended June 30, 2007 compared to $37,000 in the three months ended June 30, 2006. Our other (non-stock option compensation) general and administrative costs increased to $459,000 in the three months ended June 30, 2007 compared to $165,000 in the same period of 2006, when we were under a management services agreement with Crown. We paid $89,000 in management fees to Crown in the three months ended June 30, 2006 and we are no longer paying a management fee to Crown and had no fees in 2007. As a result of the losses incurred during the three months ended June 30, 2007 and 2006, we recorded an income tax benefit of $225,000 and $319,000, respectively. Each of these items is discussed in more detail below.


          Our net exploration expense increased to $659,000 during the second quarter of 2007 compared to $642,000 in the second quarter of 2006. During 2007 we significantly increased our exploration efforts on reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. Additionally, we increased our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement in January 2005, discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties." Although we increased our internal exploration activities during the second quarter of 2007 compared to the second quarter of 2006, which accounted for the increase in net exploration expense, we also had significant exploration activities on our Bongara and Pachuca properties which were conducted and funded by our partners as a result of signing joint ventures with Votorantim on our Bongara property, and Newmont on our Pachuca project. In addition our gross expenditures increased, including work we conducted on our Pedra Branca project which is reflected in the reimbursement of exploration expense by Anglo Platinum on our Pedra Branca project. All of these joint ventures are discussed below under the heading "Joint Ventures, Royalty and the Strategic Alliance Properties." During the second quarter of 2007, exploration expenses were offset by joint venture reimbursements by Anglo Platinum of $361,000 on our Pedra Branca project compared to the reimbursement of certain care and maintenance expenses of $37,000 recorded during the second quarter of 2006. Accordingly, we had an increase in our gross exploration expenditures to $1,020,000 in the second quarter of 2007 compared to $679,000 in the second quarter of 2006. The largest increases in our gross exploration costs were for exploration associated with the Strategic Alliance and at our Pedra Branca Project in Brazil. We continued to perform sampling and exploration in our Alliance Project Areas, discussed below, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. We capitalized $17,000 of costs at our Amazonas project related to an initial staking for a new area added during the second quarter of 2007. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2007 and have budgeted our related net exploration expenditure to be approximately $1,932,000 for 2007. The primary factors in our decision to increase exploration expenditures in 2007 relate to more projects being joint-ventured in 2007 and additional drill targets on our existing non-joint venture projects.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2007 and 2006 consisted of the following:
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
Project Name	2007	2006	2007	2006
Newmont Strategic Alliance	$ 123	$ 166	$ 244	$ 266
Bongara	1	68	21	87
Pedra Branca, net	(17)	1	(56)	42
Mercurio	68	104	75	152
Pachuca	7	91	7	120
Corazon	2	1	15	16
Titicayo	126	10	131	10
Triunfo	60	14	66	15
Amazonas	2	-	3	-
Santiago	30	-	32	-
Las Purisimas	1	5	2	11
Pozos	-	1	-	18
Zinda	-	-	-	5
Reconnaissance	256	181	512	362
Total exploration expense	$ 659	$642	$1,052	$1,104

          General and administrative costs were $672,000 during the second quarter of 2007 compared to $800,000 in the second quarter of 2006. General and administrative costs decreased primarily related a reduction in stock option compensation expense to $213,000 in the second quarter of 2007 compared to $635,000 in the second quarter of 2006. Excluding the decrease in general and administrative costs related to stock option compensation expense, the increase in general and administrative expense related to the termination of the Crown management services agreement in August 2006 as a result of the completion of the Crown - Kinross merger. During the second quarter of 2007 we recorded salary and benefits expense of $418,000, which included $213,000 of stock option compensation expense, discussed below, compared to salary and benefits expense of $652,000 during the second quarter of 2006, which included $637,000 of stock option compensation expense. Office and insurance expense increased to $70,000 during the second quarter of 2007 compared to $27,000 during the second quarter of 2006. These costs were primarily included as part of the Crown management services agreement in 2006. In addition we recorded a gain on foreign currency of


$22,000 during 2007 compared to a foreign currency gain of $64,000 during 2006 primarily related to our cash deposits in Canada and Latin America, whose currencies have appreciated against the US dollar. Our travel and shareholder services expenses also increased to $114,000 in the second quarter of 2007 compared to $110,000 in the same period of 2006. This was partially as a result of the termination of the Crown management services agreement and our listing on the American Stock Exchange during the third quarter of 2006 as well as related increased investor relations activities during 2007. Legal and accounting expense decreased to $32,000 during the second quarter of 2007 compared to $62,000 in the second quarter of 2006. We recorded consulting expense of $50,000 during the three months ended June 30, 2007, including $20,000 related to an agreement entered into in 2006 with Mark Jones, discussed below under related party transactions and $30,000 for employment recruiting fees. Other miscellaneous general and administrative costs were comparable for the three months ended June 30, 2007 and 2006.

          On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On June 14, 2007, the Board of Directors granted an option for 100,000 shares with a fair value of $223,000, on February 8, 2007 the Board of Directors granted 10,000 options with a fair value of $17,000 and on June 27, 2006 the Board of Directors granted 1,655,000 options with a fair value of $2,536,000 under the 2006 Plan. We estimated the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended June 30, 2007, we recognized $213,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $635,000 recognized during the three months ended June 30, 2006, which included $1,000 of stock option compensation expense related to options previously granted pursuant to the 1994 Plan which had not vested as of January 1, 2006. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          There were no sales of Crown or Kinross stock in the three months ended June 30, 2007 or 2006. We anticipate we will sell additional shares of Kinross during the remainder of 2007 to fund our ongoing expenditures for exploration and general and administrative costs. Subsequent to June 30, 2007, we sold an additional 100,000 shares of Kinross common stock discussed above under "Recent Developments." See also "Liquidity and Capital Resources," below.

         Depreciation and amortization expense was $16,000 during the second quarter of 2007 compared to $9,000 in the first quarter of 2006 primarily as a result of the addition of furniture and fixtures during 2006, which replaced older outdated equipment which had been fully depreciated. We amortize these assets over a three year period. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2007.

          Management fee expense was $89,000 in the second quarter of 2006 and there was no similar expense during the second quarter of 2007 as a result of the termination of the Crown management services agreement in August 2006, and we will not incur any management fee expense during 2007.

          During the second quarter of 2006 we recorded a $15,000 loss on derivative instrument, related to a warrant to purchase TNR stock which we exercised on July 24, 2006. We no longer hold any TNR warrants and will not record any gain loss on derivative instruments, related to the TNR warrants during 2007.

          During the second quarter of 2007 we recorded interest income of $23,000 compared to interest income of $11,000 during the same period in 2006. The increase was a result of larger cash balances during the second quarter of 2007 compared to 2006, primarily as a result of the sales of Kinross stock during the first quarter of 2007, discussed above.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We did not record any property abandonment or write-downs during the three months ended June 30, 2007 or 2006

          We recorded a deferred tax benefit of $225,000 during the second quarter of 2007 compared to a deferred tax benefit of $319,000 during the second quarter of 2006. The tax benefit was primarily related to our net loss, less a valuation allowance we provide for our foreign net operating losses, which our primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We do not currently anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. These net operating losses on United States activities which are expected to be available to offset a portion of future taxable income related to our future sales of Kinross common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.


Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

          We had a loss of $726,000 or $0.02 per share for the six months ended June 30, 2007 compared to a loss of $1,846,000 or $0.07 per share for the six months ended June 30, 2006. The primary reason for the reduction in the loss in the six months ended June 30, 2007 from the loss in the same period of 2006 was a gain on the sale of 200,000 shares of Kinross common stock of $2,068,000 during the first six months of 2007. This gain was partially mitigated by an increase in general and administrative costs to $1,398,000 in the first six months of 2007 compared to $944,000 in the first six months of 2006. Included in the general and administrative costs was $372,000 of stock option compensation expense in the first six months of 2007 compared to $637,000 in the first six months of 2006. In addition, our net exploration expense decreased to $1,052,000 during the second quarter of 2007 compared to $1,104,000 during the same period of 2006. This decrease was primarily related to an increase in our reimbursement for costs incurred at our Pedra Branca property in Brazil to $587,000 in the first six months of 2007 compared to $82,000 in the first six months of 2006. In addition we are no longer paying management fees in 2007 and we paid $175,000 during the first six months of 2006 in management fees to Crown prior to the Crown-Kinross merger. We also recorded deferred tax expense of $337,000 during the first half of 2007 compared to a deferred tax benefit of $383,000 during the same period of 2006. Each of these items is discussed in more detail below.

          Excluding the $372,000 and $637,000, respectively, of stock-option compensation expense during the first half of 2007 and 2006, discussed below, other general and administrative costs were $1,026,000 during the first six months of 2007 compared to $307,000 in the same period of 2006. General and administrative costs increased primarily as a result of the termination of the management services agreement with Crown upon the completion of the Crown - Kinross merger in August 2006. Certain costs, which were previously included in the management service fees, are being entirely paid by us. Salary and benefits expense increased to $508,000 in the first six months of 2007 compared to $31,000 in the first six months of 2006. Office and insurance expense increased to $129,000 in the first six months of 2007 compared to $50,000 in the first six months of 2006. Our travel and shareholder services expenses also increased to $219,000 in the first six months of 2007 compared to $173,000 in the same period of 2006. This was partially as a result of our listing on the American Stock Exchange during the third quarter of 2006 as well as related increased investor relations activities during 2007. Consulting costs were $71,000 in the first six months of 2007, which consisted of amortization of prepaid consulting to our chairman, Mark Jones, discussed below under related parties of $40,000 and $30,000 of employment agency fees for assisting the recruiting of personnel. There were no similar consulting fees in the first six months of 2006. An additional factor in the increase in general and administrative costs was a currency gain of $17,000 in the first six months of 2007 compared to a currency gain of $70,000 in the first six months of 2006. The currency gain in 2006 related primarily to larger deposits held in Canada during the first six months when the Canadian dollar appreciated against the United States dollar. The above increases in general and administrative costs were partially offset by a decrease in legal and accounting costs which decreased to $87,000 during the first six months of 2007 compared to $97,000 in the first six months of 2006, when we were preparing for a listing on the American Stock Exchange and were responding to a comment letter from the SEC related to our 2005 Annual Report of Form 10-K.

          On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On June 14, 2007, the Board of Directors granted an option for 100,000 shares with a fair value of $223,000, on February 8, 2007 the Board of Directors granted 10,000 options with a fair value of $17,000 and on June 27, 2006 the Board of Directors granted 1,655,000 options with a fair value of $2,536,000 under the 2006 Plan. We determined the fair values of the options granted using a Black-Scholes option pricing model. During the six months ended June 30, 2007, we recognized $372,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $637,000 recognized during the three months ended June 30, 2006, which included $3,000 of stock option compensation expense related to options previously granted pursuant to the 1994 Plan which had not vested as of January 1, 2006. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          Although our net exploration expense decreased to $1,052,000 during the first six months of 2007 compared to $1,104,000 in the first six month of 2006, our gross exploration expenditures increased significantly to $1,639,000 during the first six months of 2007 compared to $1,186,000 during the first six months of 2006. The difference between the gross and net exploration expenditures is entirely related to reimbursement by Anglo Platinum, our joint venture partner at our Pedra Branca project of $587,000 in 2007 compared to $82,000 in 2006. In addition exploration activities were conducted and funded by our joint venture partners on our Bongara and Pachuca properties during the first six months of 2007. These joint ventures are discussed in more detail below under "Joint Ventures, Royalty and the Strategic Alliance Properties." During 2007 we increased our exploration efforts on reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects.


          During the first six months of 2007 we sold 200,000 shares of Kinross for net proceeds of $2,645,000 and recorded a gain on sale of $2,068,000. There were no similar sales of Crown or Kinross stock in the six months ended June 30, 2006. See also "Liquidity and Capital Resources," below.

          No management fee expense was recorded in the first six months of 2007 compared to $175,000 in the first six months of 2006. The Crown management services agreement was terminated in August 2006 upon the completion of the Crown - Kinross merger.

          During the first six months of 2006 we recorded a $6,000 loss on derivative instrument, related to a warrant to purchase TNR stock which we exercised on July 24, 2006. We no longer hold any TNR warrants and will not record any gain loss on derivative instruments, related to the TNR warrants during 2007.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We recorded a $5,000 mineral property write-down related to our Las Purisimas property in Mexico during the first six months of 2007. There were no property write-downs during the first six months of 2006.

          During the first six months of 2007 we recorded interest income of $34,000 compared to interest income of $19,000 during the same period in 2006. The increase was a result of larger cash balances during the first half of 2007 compared to 2006, primarily as a result of the sales of Kinross stock during the first quarter of 2007, discussed above.

          We recorded deferred tax expense of $337,000 during the first six months of 2007 compared to a benefit of $383,000 during the same period of 2006 related to the expected benefit of the currently generated net operating losses on United States activities. The deferred tax expense in 2007 primarily related to the gain on sale of Kinross common stock, discussed above, less United States costs, which were primarily general and administrative costs, discussed above. Because we provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil, not all of our recorded exploration expenditures are available to offset gains associated with the sale of our Kinross common stock and accordingly, we have recorded a deferred tax expense in the first six months of 2007. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d). Liquidity and Capital Resources

          Due to the nature of the mining business, the acquisition, and exploration of mineral properties requires significant expenditures prior to the commencement of development and production. In the past, we have financed our activities through the sale of our properties, joint venture arrangements, the sale of our securities and most recently from the sale of our marketable equity security investment in Kinross. The receipts from joint venture payments last occurred during the years from 1996 through 2000 and the sale of properties last occurred in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from joint venture payments and from the sale of properties, if any, would also occur on an infrequent basis. To the extent necessary, we expect to continue to use similar financing techniques; however, there is no assurance that such financing will be available to us on acceptable terms, if at all.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2007 and December 31, 2006, we owned 1,542,920 shares and 1,742,920 of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $18,021,000 and $20,706,000 at June 30, 2007 and December 31, 2006, respectively. In addition we own other marketable equity securities with a fair value of $234,000 and $198,000 as of June 30, 2007 and December 31, 2006, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the three and six months ended June 30, 2007, we recorded a loss on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $3,245,000 and $3,000, respectively, less related deferred tax benefit of $1,265,000 and $1,000, in addition we reclassified $2,068,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $807,000 to gain on sale of marketable equity securities as a result of the sale of 200,000 shares of Kinross during the six months ended June 30,2007. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $15.32 per share to a low of $8.92 per share during the 52 weeks ended June 30, 2007. Although no decision has been made, in the future we may enter into certain forward contracts or hedges to provide for some protection against significant price declines in the market price of Kinross common shares. Entry into these contracts will be dependent on a number of factors, which include our need for working capital, the anticipated tax consequences of selling our Kinross shares, and the level of concentration of our assets in Kinross common


stock. These hedges, if entered into, could include the purchase of puts, and or the simultaneous sale of calls (a collar transaction) and may cover some or up to all of our Kinross shares.

Working Capital

          We had working capital of $5,263,000 at June 30, 2007 compared to working capital of $4,555,000 as of December 31, 2006. Our working capital at June 30, 2007 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,542,920 shares of Kinross common stock of $4,505,000, less related current deferred taxes of $1,446,000. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Although our Kinross shares have been issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate at the time of the Crown - Kinross merger, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares any time prior to August 31, 2007. Any funds received from the sale of our Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $1,827,000 as of June 30, 2007 compared to $904,000 at December 31, 2006. Our cash balances are considered adequate to fund our 2007 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first six months of 2007, holders exercised options from the 1994 Plan for 917,000 shares for proceeds of $572,000 at an exercise price Cdn$0.73. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of June 30, 2007 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q under the title "Employee stock compensation plans."

          Although a significant portion of our options from both the 1994 Plan and the 2006 Plan are significantly "in the money" as of June 30, 2007, we do not anticipate that any options will be exercised for the remainder of 2007 as no options expire in 2007. Of our outstanding options, 110,000 options from the 2004 Plan expire on August 14, 2008, and 1,585,000 options from the 2006 Plan expire on June 27, 2011.

(e). Cash Flows

          Net cash used in operations during the six months ended June 30, 2007 increased to $2,261,000 compared to $1,548,000 for the six months ended June 30, 2006 primarily as a result of increased general and administrative expenses and increased gross exploration expense, which were offset by an increase in our joint venture reimbursement that increased to $587,000 in the six months ended June 30, 2007 compared to $82,000 in the six months ended June 30, 2006. In addition, we had a net increase in prepaid expenses and other current assets of $326,000 during the six months ended June 30, 2007, compared to an increase of $107,000 during the six months ended June 30, 2006, primarily related to an increase in billings to Anglo Platinum for Pedra Branca expenditures in 2007, which had not been paid as of June 30, 2007. We also recorded no activity related to any account payable to Crown during 2007 as result of the termination of the Crown management services agreement in August of 2007 compared to an increase of $114,000 in the payable to Crown during the first six months of 2006. These increases in uses of cash were partially mitigated by an increase in our net accounts payable of $69,000 in the six months ended June 30, 2007 compared to an increase in accounts payable of $12,000 in the six months ended June 30, 2006.

          We provided $2,612,000 in cash from investing activities during the six months ended June 30, 2007 which was primarily from the sale of 200,000 shares of Kinross for proceeds of $2,645,000, discussed above. In addition we used $34,000 for acquisition of mineral property discussed above under "Recent Developments" in the firs six months of 2007 compared to $28,000 in the first six months of 2006 for the addition of two new properties, Titicayo in Bolivia and Pau d'Arco in Brazil. We also acquired additional furniture and fixtures of $25,000 during 2007 compared to $46,000 in 2006.

          Net cash provided from financing activities decreased to $572,000 in the six months ended June 30, 2007 from $874,000 in the six months ended June 30, 2006. During the six months ended June 30, 2007, holders exercised options for 917,000 shares of our common stock for proceeds of $572,000. During the six months ended June 30, 2006, holders exercised options for 1,095,000 shares of our common stock for proceeds of $874,000.


(f). Exploration Activities and Contractual Obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2006 mineral property rental and option payments were approximately $284,000. In 2007 we estimate our full-year mineral property rental and option payments to be approximately $350,000. Approximately $102,000 of these annual payments is reimbursable to us by our joint venture partners.

          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties") we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of June 30, 2007, we have spent approximately $1,195,000 of this commitment.

           As of June 30, 2007, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $32,000 per year which has a remaining two year term as of June 30, 2007, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $4,191,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.

(g). Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On August 15, 2006 we signed a letter Agreement with Votorantim on our 100%-owned Bongara zinc project in northern Peru. The Bongara project hosts the Florida Canyon zinc deposit, where high-grade zinc mineralization has been encountered in drill holes over an area 2.5 kilometers by 1.5 kilometers in dimension. On March 24, 2007, we signed a definitive agreement, the Framework Agreement pursuant to the previously signed Bongara Letter Agreement with Votorantim on our Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that holds a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007 and $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest through production. We will repay the loan facility through 50% of the cash flow distributions that we receive.

Pachuca

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on our Pachuca Real silver-gold project in central Mexico. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the first 18 months of the agreement. Work commitments over the 4.5 years from the date of the Venture Agreement total $12.0 million.

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000


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

Pedra Branca

          On January 28, 2003, we entered into a Letter Agreement with Anglo Platinum, Ltd. on our 100%-owned Pedra Branca project in Brazil. The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern Pedra Branca Do Mineracao S.A., the corporate entity that now holds 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration. On April 24, 2007, we signed the Shareholders Agreement relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are now held through the ownership of shares in the joint operating company, Pedra Branca Do Mineracao S.A. ("PBM"), that holds a 100% interest in the mineral rights and other project assets. To the date of the signing the Shareholders Agreement, Anglo Platinum had funded approximately $1.25 million in exploration expenditures. As part of the agreement, Anglo Platinum may earn a 51% interest in PBM, by spending a total of $7 million on exploration at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by either (i) completing a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for financing to put the project into commercial production. Current plans call for approximately $1.0 million in exploration expenditures for the ten month period ending October 31, 2007. Upon the completion of the aforementioned $1.0 million expenditure, Anglo Platinum will have earned a 15% interest in the joint operating company holding Pedra Branca mineral rights and we will retain an 85% interest. We have recorded a receivable of $416,000 at June 30, 2007 from Anglo Platinum for the reimbursement of costs incurred through March 31, 2007. We will retain 100% of the Pedra Branca Project until Anglo Platinum has fully funded the current $1.0 million exploration program.

Strategic Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of June 30, 2007, we have spent approximately $1,195,000 of this commitment. If we have not spent the $3,773,000, by January 18, 2009, Newmont may elect to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. Newmont may also elect to become the manager of the Alliance Agreement and direct and spend the any remaining funds up to the $3,773,000 qualified exploration expenditures. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production.


Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property in South America, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

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

(h). Wholly-owned Exploration Properties

Santiago

          In February of 2007, we acquired 5,600 hectares of 100%-owned mineral rights through concessions for our Santiago property in southern Peru. We capitalized $17,000 during the six months ended June 30, 2007 in lease acquisition costs related to these concessions. The Santiago project consists of a single property block where previous surface sampling of rocks identified anomalous concentrations of gold in altered Tertiary volcanic rocks. We are currently conducting additional surface sampling and geological mapping to determine if the project warrants drill testing.

Amazonas

           In September of 2006, we acquired 5,200 hectares of 100%-owned mineral rights through concessions for our Amazonas property in northern Peru. We capitalized $17,000 during the six months ended June 30, 2007 in lease acquisition costs related to new concessions covering an additional 5,600 hectares at the Amazonas project. The Amazonas project consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon, discussed above under our Bongara zinc property above. We may seek a joint venture partner for the property during 2007.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  An initial payment of 20,000 Brazilian Reais (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reais (approximately $12,000) was made in 2005 on signing of a definitive agreement upon conversion of the existing washing claims to exploration claims.  Further payments are required upon the conversion of garimpeiro licenses to exploration claims which occurred in the third quarter of 2006.  During 2007 payments will total approximately $50,000. To purchase the property, an escalating scale of payments totaling 780,000 Reais (approximately $350,000) are required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of 2,300,000 Reais (approximately $1,220,000).  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments we will receive title to 1,500 hectares of surface rights.  We may terminate the agreement at any time at our sole discretion.  We completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property during the first half of 2006 and core drilling of eleven holes totaling 1,596 meters during the third quarter of 2006 for which assay results have been received and are under review.  During 2005 we completed 1,466 meters of core drilling. We are currently planning another round of core drilling for the second half of 2007.

Titicayo

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concession covering approximately 1,300 hectares, which comprise the Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, which have been paid, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease, after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007, which has been paid as of June 30, 2007, with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule. We have conducted a limited amount of surface exploration work to define drilling targets. We completed a four hole drilling program in the first half of 2007. Highly anomalous but sub-ore grade mineralization was intersected in all holes. Evaluation of the results is in progress and further drilling will be considered later in 2007.


Triunfo

          The 256-hectare Triunfo poly-metallic exploration property in Bolivia was acquired in 2003. Lease obligations were renegotiated in 2006 providing for a payment of $12,000, which was paid in July of 2006, a payment of $35,000, which was paid in June 2007 and a payment of $45,000 due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. Final assays for these holes are pending.

Corazon

          In September 2005, we signed an agreement with a private Mexican mineral concession holder allowing us to enter into lease options on four separate properties located throughout central Mexico, which included the Corazon gold property (formerly called the Concepcion del Oro property), located in the Conception del Oro mining district near the city of Mazapil in the state of Zacatecas. The Corazon property consists of 35 concessions totaling approximately 1,420 hectares. The agreement called for us to make an initial payment of $15,000 on signing and provided that we would conduct surface exploration on the four properties over a six-month period. We elected to sign definitive option agreements on the Corazon and the Las Purisimas properties. The other two properties were dropped. The Corazon property agreement required payments of $10,000 to the concession holder in 2006, which have been paid, and we are required to pay the holder $25,000 during 2007 to maintain the option agreements in good standing. Additionally the property requires claim payments to the government of $1,600 in 2007. As of June 30, 2007, work is ongoing on the properties to determine if drilling is warranted.

Las Purisimas

          The Las Purisimas gold property is located near the city of Tepic in the state of Navarit in Mexico and consists of six concessions totaling 600 hectares. The Las Purisimas property was acquired as part of the four property agreement discussed above under Corazon. The Las Purisimas property required payments to the concession holder of $10,000 in 2006, which has been paid, and $35,000 in 2007 to maintain the option agreements in good standing. As a result of ongoing geologic and exploration activities including drilling, during the first three months of 2007 we made the decision to drop our interest in the Las Purisimas project. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during the three months ended March 31, 2007. We have no additional work or payment obligations and no further work is planned for the Las Purisimas property.

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

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded $5,000 of mineral property write-downs in the six months ended June 30, 2007. There was no mineral property write-down during the six months ended June 30, 2006. However, we may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At June 30, 2007 and December 31, 2006, we have recorded unrealized holding


gains of $14,933,000 and $17,004,000, respectively, net of deferred taxes of $5,745,000 and $6,553,000, respectively, related to our marketable equity securities.

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

          During the six months ended June 30, 2007, we determined the fair value of the 2006 Plan options granted on June 14, 2007 and February 8, 2007, respectively, of $223,000 and $17,000, using a Black-Scholes option pricing model resulting in a weighted average fair value of $2,23, and 1.71 respectively, per share. We utilized the following assumptions:

Grant Date	6/14/07	2/08/07
Options granted	100,000	10,000
Grant date fair value	$223,000	$17,000
Weighted average fair value	$2.23	$1.71
Risk-free interest rate	5.2%	4.8%
Expected Life (1)	4 yrs	4 yrs
Expected volatility (2)	53%	56%
Exchange rate (Cdn$ to US$) (3)	0.93612	0.84551
Intrinsic value per share	-	-

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

      During the six months ended June 30, 2007 and 2006 we have recognized $372,000 and $637,000 in option compensation expense, respectively. During the six months ended June 30 2007, an employee resigned and forfeited unexercised an option for 52,500 shares. The remaining unrecognized stock option compensation expense of approximately $50,000 from these forfeited options will not be recognized over the remaining vesting period of the options. No options were forfeited during the six months ended June 30, 2006.

     As of June 30, 2007, Solitario has recognized $1,323,000 of option compensation expense for the vesting of the fair value as of the date of the grant over the life of all option grants, as discussed above under results of operations, which has been included in general and administrative expense. Solitario will recognize the balance of its unrecognized stock options compensation expense of $1,404,000 for its existing stock option grants over the remaining vesting periods at the rate of approximately $169,000 per quarter.

Derivative instruments

          In July 2006 we exercised our only remaining TNR warrant as discussed above in recent developments. Our TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognized any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our TNR warrant of $15,000 and $6,000, respectively, for the three and six months ended June 30, 2006. We exercised our 500,000 share TNR warrant on July 27, 2006 by paying the exercise price of $70,000 to TNR, and have no remaining derivative instruments as of June 30, 2007.

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


expected gains on the Kinross securities we own. If these values are not realized, we may record additional valuation allowances in the future.

(j). Related Party Transactions

Crown Resources Corporation

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement we were billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Our management believed these allocations were reasonable and the allocations were periodically reviewed by our management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and generally paid within thirty days. Management service fees incurred by Solitario were $89,000 and $175,000, respectively, for the three and six months ended June 30, 2006.

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

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We have charged $20,000 and $40,000, respectively, for consulting expense, related to the agreement, which is included in general and administrative expense for the three and six months ended June 30, 2007. As of June 30, 2007, we have $93,000 of remaining prepaid expense related to Mr. Jones' consulting agreement, which will be amortized over the term of the agreement.

TNR Gold Corp

          On July 24, 2006, we exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. We recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. We received this warrant in July 2004 when we exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2006, we do not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. As of June 30, 2007, we own 1,000,000 shares of TNR with a fair value of $234,000 based upon the quoted market price of TNR. We recorded a loss on derivative instruments of $15,000 and $6,000, respectively, for the increase in the value of its warrants during the three and six months ended June 30, 2006. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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


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

          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity's observations about market participant assumptions. SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 on January 1, 2007 and it has not had an impact on our financial position, results of operations or cash flows.

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


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

          Management believes that due to our nature and size, with only five total United States employees, it may not be economically feasible to completely eliminate and or mitigate all noted deficiencies in internal control over financial reporting. Management believes to do so would require the addition of several high-level accounting and financial reporting staff or the engagement of additional outside accounting and legal firms as well as the potential addition of several administrative positions that we believe may not make economic sense for our shareholders. The existence of these deficiencies potentially subjects our Company to additional risk that there may be material misstatements in the future as a result of the misapplication of United States generally accepted accounting principles or the improper recording of our accounts from the lack of segregation of duties.

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

          In addition, our senior management consists of Mr. Herald, our CEO, Mr. Maronick, our CFO and Mr. Hunt, our Vice President of Operations and our entire company has only five United States employees. With such a small and (operationally) efficient staff, we are in constant contact on a daily basis and are intimately familiar with the contents of our financial information and the related disclosures. Our senior management essentially creates our financial information as opposed to having financial information "provided" to them as may be the case with larger organizations. Furthermore, our total number of transactions, for example checks drawn on our bank accounts and recorded journal entries to our accounting records, rarely exceed 150 per month. We believe this gives us a natural advantage over large organizations, but has its limitations, as discussed above, for example with regard to internally available depth of knowledge in complex accounting and reporting and the application of all United States generally accepted accounting principles. Our Chief Financial Officer has and will continue to regularly attend ongoing professional training in these areas to stay up to date. We intend to continue to utilize the outside accounting firm, discussed above, (not our independent registered public accounting firm) to assist in preparation of our financial statements and disclosures. We believe these steps also provide management with additional assurance regarding the integrity of our financial information.


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

          As of June 30, 2007 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $1,802,000 and increase other comprehensive income and total stockholders' equity by the same amount, net of deferred taxes of $703,000. Additionally a hypothetical increase of ten percent in the price of Kinross common stock, would increase our working capital by $275,000.

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

          As of June 30, 2007, we are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. During the three and six months ended June 30, 2007, we have continued taking steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and began the process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the six months ended June 30, 2007, other than the steps that continue to be taken as described above, there were no changes to internal control over financial reporting or in other factors that could affect the internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first six months of 2007, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the first six months of 2007, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 917,000 shares of our common stock, at an exercise price of Cdn$0.73 per share, pursuant to the exemption provided by Rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On June 14, 2007 we held our Annual Meeting of Shareholders at which the following three matters were submitted to a vote of security holders:

          a)     Election of Directors. Six directors were elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

	Number of Shares
Name	For	Against	Withheld
Christopher E. Herald	17,258,199	12,053	1
John Hainey	17,362,664	7,588	1
Mark E. Jones, III	16,305,882	303,370	761,001
Leonard Harris	16,408,096	962,156	1
Brian M Labadie	17,362,708	7,544	1
Steven A. Webster	16,406,140	964,112	1

          There were no abstentions or broker non-votes.

          b).     Approval of the authorization of certain amendments to the 2006 Plan as described under the heading, "Proposed Amendments to the 2006 Option Plan" in the definitive Proxy Statement of Solitario dated April 27, 2007. The amendments were approved with 15,078,139 shares voting for and 425,377 against and 1,870,737 withheld. There were no abstentions or broker non-votes.

          c).     Appointment of Auditors. The appointment of Ehrhardt Keefe Steiner & Hottman PC as our auditors for the fiscal year 2007 was ratified with 17,361,582 shares voting for and 7,501 against and 1,170 withheld. There were no abstentions or broker non-votes.

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

SOLITARIO RESOURCES CORPORATION
August 1, 2007 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer