Form 10-Q
period 2007-09-30
SOLITARIO RESOURCES CORP
filed 2007-11-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2007
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

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act.)

YES	[ ]	NO	[X]

          There were 29,606,992 shares of $0.01 par value common stock outstanding as of November 1, 2007.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except per share amounts)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,059	$904
Joint venture receivable	56	88
Investments in marketable equity securities, at fair value	5,404	5,176
Prepaid expenses and other	186	219
Total current assets	7,705	6,387
Mineral properties, net	2,711	2,687
Investments in marketable equity securities, at fair value	16,550	15,728
Other assets	269	236
Total assets	$27,235	$25,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 78	$ 163
Deferred income taxes	1,760	1,652
Other	17	17
Total current liabilities	1,855	1,832
Deferred income taxes	3,931	4,131
Other	18	31
Total Liabilities	5,804	5,994
Commitments and contingencies
Minority interest	391	-
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2007 and December 31, 2006)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,606,992 and 28,689,992 shares issued and outstanding at September 30, 2007 and December 31, 2006)	296	287
Additional paid-in capital	30,497	28,462
Accumulated deficit	(21,791)	(20,156)
Accumulated other comprehensive income	12,038	10,451
Total stockholders' equity	21,040	19,044
Total liabilities and stockholders' equity	$27,235	$ 25,038

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,	Nine months ended September 30,
	2007	2006	2007	2006
Property and joint venture revenue
Joint venture property payments	$ 100	$ -	$ 100	$ -
Costs, expenses and other:
Exploration expense	846	821	1,898	1,925
Depreciation and amortization	21	17	57	36
General and administrative	888	465	2,286	1,409
Management fees	-	57	-	232
Unrealized loss on derivative instruments	-	-	-	6
Property abandonment and impairment	5	12	10	12
Other	-	4	-	4
Interest income	(22)	(2)	(56)	(21)
Total costs, expenses and other	(1,738)	(1,374)	(4,195)	(3,603)
Gain on sale of marketable equity securities	889	1,046	2,957	1,046
Loss before income taxes	(749)	(328)	(1,138)	(2,557)
Income tax (expense) benefit	(160)	(222)	(497)	161
Net loss	$(909)	$(550)	$(1,635)	$(2,396)
Basic and diluted loss per common share:	$(0.03)	$(0.02)	$(0.06)	$(0.08)
Basic and diluted weighted average number of shares outstanding	29,607	28,557	29,416	28,354

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$ (1,635)	$ (2,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	-	6
Depreciation and amortization	57	36
Amortization of prepaid consulting contract	60	-
Stock option expense	790	797
Deferred income taxes	497	(161)
Asset write down	10	12
Gain on sale of marketable equity securities	(2,957)	(1,046)
Other	-	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57	(99)
Accounts payable	(97)	224
Due to Crown Resources Corporation	-	(15)
Net cash used in operating activities	(3,218)	(2,635)
Investing activities:
Additions to other assets	(168)	(46)
Additions to mineral properties	(34)	(34)
Cash received on sale of marketable equity securities	3,977	1,206
Other	26	-
Investment in marketable equity securities	-	(70)
Net cash provided by investing activities	3,801	1,056
Financing activities:
Issuance of common stock for cash	572	895
Net cash provided by financing activities	572	895
Net (decrease) increase in cash and cash equivalents	1,155	(684)
Cash and cash equivalents, beginning of period	904	2,120
Cash and cash equivalents, end of period	$2,059	$1,436

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. At September 30, 2007, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. Crown was acquired by Kinross Gold Corporation of Toronto, Canada ("Kinross") on August 31, 2006 upon the completion of a merger whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock for each share of Crown common stock (the "Crown -Kinross merger"). Kinross currently owns less than one percent of Solitario outstanding common stock.

           The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2007 and 2006 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2007.

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

Recent developments

          Solitario has a significant investment in Kinross at September 30, 2007, which consists of 1,442,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion of the Crown - Kinross merger. During 2006, subsequent to the Crown - Kinross merger, Solitario sold 200,000 Kinross common shares for net proceeds of $2,442,000. During the three and nine months ended September 30, 2007 Solitario sold an additional 100,000 and 300,000 shares respectively, for net proceeds of $2,645,000 and $3,977,000, respectively and recorded a gain on the sale of marketable equity securities of $889,000 and $2,957,000 and reclassified these gains, net of $347,000 and $1,153,000 of deferred taxes, from other comprehensive income. Subsequent to September 30, 2007 Solitario sold an additional 100,000 shares for proceeds of $1,571,000 and as of November 1, 2007, Solitario owns 1,342,920 shares of Kinross common stock which have a value of approximately $26.1 million based upon the market price of $19.46 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          On October 12, 2007 Solitario entered into a Zero-Premium Collar Hedge (the "Hedge") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between Solitario and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 (18 months) for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 (30 months) for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 (42 months) for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Hedge.

          On April 24, 2007, Solitario signed the definitive agreement, the Shareholders Agreement relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum, Ltd., ("Anglo Platinum") for the exploration and development of Solitario's Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in a joint operating company Pedra Branca do Brazil Mineracao, S.A., ("PBM) that holds a 100% interest in the mineral rights and


other project assets. As part of the agreement, Anglo Platinum earned a 15% interest in PBM as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Anglo Platinum is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo Platinum will be recorded as additions to minority interest and a decrease in additional paid-in-capital. Additionally, Anglo Platinum may earn a 51% interest in PBM by spending a total of $7 million on exploration ($4.75 million in addition to the $2.25 million spent as of September 30, 2007) at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for 100% financing to put the project into commercial production. As of September 30, 2007 Solitario retains an 85% interest in PBM. Solitario recorded a minority interest in PBM of $391,000, equal to Anglo Platinum's 15% interest in the book value of PBM during the three and nine months ended September 30, 2007 as a reduction to additional paid in capital.

          On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim") on Solitario's Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program, which they have completed as of September 30, 2007, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007, which was made during the third quarter of 2007 and recorded as joint venture property payment revenue, and $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the Framework Agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The Framework Agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance Solitario's 30% participating interest through production. Solitario will repay the loan facility through 50% of its cash flow distributions. During the three and nine months ended September 30, 2007 Solitario recorded $100,000 as joint venture property payment revenue in the statement of operations related to the payment received from Votorantim on the Bongara project.

          Solitario made the decision to drop its interest in the Purisima and the Corazon (Conception del Oro) projects in Mexico, as a result of ongoing geologic and exploration activities including drilling, during the nine months ended September 30, 2007. Solitario recorded property abandonment and impairment expense of $5,000 during the three months ended September 30, 2007 related to the write-off of the capitalized costs on Corazon and recorded property abandonment and impairment expense of $10,000 during the nine months ended September 30, 2007 for both properties.

          During the nine months ended September 30, 2007, Solitario capitalized $34,000, related to initial staking and lease costs on the Amazonas and Santiago exploration projects in Peru. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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


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

New Activity in the nine months ended September 30, 2007

          On September 7, 2007 and June 14, 2007 the Board of Directors granted 502,000 and 100,000 options, respectively, in two grants at an exercise price of Cdn$4.53 and Cdn$5.12 per share, respectively, which was the quoted closing price on that date, in accordance with the terms of the Plan. In addition, on February 8, 2007, the Board of Directors granted 10,000 options under the 2006 Plan at an exercise price of Cdn$4.38 per share, in accordance with the terms of the 2006 Plan. The quoted closing price of Solitario's common shares on February 8, 2007, the date of the grant was Cdn$4.35. All of the options have a five-year contractual life and vest 25% on the date of the grant and 25% on each anniversary date for the next three years, and become fully vested on September 7, 2010, June 14, 2010 and February 8, 2010, respectively. Solitario determined the that fair value of the 2006 Plan options granted on September 7, 2007 was $976,000, the fair value of the options grated on June 14, 2007 was $223,000 and the fair value of the options granted on February 8, 2007 was $17,000 as detailed in the table below.

Grant Date	9/07/07	6/14/07	2/08/07
Options granted	502,000	100,000	10,000
Grant date fair value	$976,000	$223,000	$17,000
Weighted average fair value	$1.94	$2.23	$1.71
Risk-free interest rate	4.7%	5.2%	4.8%
Expected Life (1)	4 yrs	4 yrs	4 yrs
Expected volatility (2)	52%	53%	56%
Exchange rate (Cdn$ to US$) (3)	0.94930	0.93612	0.84551
Intrinsic value per share	-	-	-

(1)     Based upon expected volatility and past historical exercise patterns.
(2)     Expected volatility mirrors the historical volatility based upon the daily quoted stock price from the Toronto Stock Exchange over the four years prior to the date of grant.
(3)     The exchange rate on the date of grant.

          Solitario has elected to recognize the fair value of all option grants over their vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate for all grants, based upon historical experience.

          Solitario has recognized $419,000 and $790,000, respectively in option compensation expense for the three and nine months ended September 30, 2007, from option grants related to the 2006 Plan. Solitario recognized $159,000 and $793,000 respectively of option compensation expense from options granted pursuant to the 2006 Plan for the three and nine months ended September 30, 2006. Option compensation expense is included in general and administrative expense and Solitario has not capitalized any compensation expense related to its options under the 2006 Plan. Solitario has unrecognized compensation expense, related to non-vested options, of $1,967,000 as of September 30, 2007, which will be recognized over the remaining vesting period of the options.

          As of September 30, 2007, options for 2,267,000 shares had been granted, options for 17,500 shares had been exercised, options for 52,500 shares had been forfeited, and options for 2,197,000 shares were outstanding of which 945,500 shares were vested and available for exercise. Options for 17,500 shares from the 2006 Plan were exercised during the nine months ended September 30, 2007.


          (b)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). Under this method, compensation cost is recognized for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. Solitario recorded a charge of $1,000 and $4,000, respectively, as compensation expense, which is included in general and administrative expense for the three and nine months ended September 30, 2006, for options granted pursuant to the 1994 Plan prior to, but not yet vested as of January 1, 2006.

          As of December 31, 2006, Solitario has no remaining unrecognized compensation expense, related to unvested stock options granted pursuant to the 1994 Plan and no compensation expense was recorded related to the 1994 Plan during the nine months ended September 30, 2007.

          As of September 30, 2007, Solitario has vested and outstanding options for 110,000 shares of its common stock that are exercisable at Cdn$0.81 per share and that expire August 14, 2008 under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          Options from the 1994 Plan for 917,000 shares were exercised during the nine months ended September 30, 2007 for proceeds of $572,000. The intrinsic value of the shares exercised during the nine months ended September 30, 2007 on the dates of exercise of options from the 2004 Plan was $2,901,000. Options from the 1994 Plan for 30,500 and 1,112,500 shares were exercised during the three and nine months ended September 30, 2006 for proceeds of $22,000 and $895,000, respectively. The intrinsic value of the shares issued during the three and nine months ended September 30, 2006 on the date of exercise of options from the 2004 Plan was $67,000 and $1,291,000, respectively.

          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 and 2006 Plans as of September 30, 2007, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	1,027,000	$0.74
Exercised	(917,000)	$0.73
Outstanding at September 30, 2007	110,000	$0.81	0.9	$448,000
Exercisable at September 30, 2007	110,000	$0.81	0.9	$448,000
2006 Plan
Outstanding, beginning of year	1,637,500	$2.77
Granted	612,000	$4.53
Forfeited	(52,500)	$2.77
Outstanding at September 30, 2007	2,197,000	$3.29	4.3	$3,506,000
Exercisable at September 30, 2007	945,500	$3.07	4.2	$1,716,000

(1)The intrinsic value at September 30, 2007 based upon the quoted market price of Cdn$4.89 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.99747 Canadian dollars per United States dollar.

Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2007 and 2006.

           Our potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,307,000 of potential common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2007 and approximately 2,800,000 for the three and nine months ended September 30, 2006 because the effects were anti-dilutive.


 Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $21,954,000 and $20,904,000, respectively, and cost of $2,880,000 and $3,900,000, respectively, at September 30, 2007 and December 31, 2006. Solitario has accumulated other comprehensive income for unrealized holding gains of $19,074,000 and $17,005,000, respectively, net of deferred taxes of $7,036,000 and $6,554,000, respectively, at September 30, 2007 and December 31, 2006 related to our marketable equity securities. Solitario sold 100,000 and 300,000, respectively, of its Kinross common stock during the three and nine months ended September 30, 2007 for gross proceeds of $1,332,000 and $3,977,000, respectively. Solitario has classified $5,404,000 and $5,176,000, respectively, of marketable equity securities as current, as of September 30, 2007 and December 31, 2006, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.

          The following table represents changes in marketable equity securities (000's).

(in thousands)	Three months ended		Nine months ended
	2007	2006	2007	2006
Gross cash proceeds	$1,332	$1,206	$3,977	$1,206
Cost	443	160	1,020	160
Gross gain on sale included in earnings during the period	889	1,046	2,957	1,046
Unrealized holding gain arising during the period included in other comprehensive income, net of tax of $1,587 and $1,586, respectively, for the three and nine months ended September 30, 2007 and net of tax of $1,927 and $2,200, respectively, for the three and nine months ended September 30, 2006.	3,443	2,784	3,441	6,300
Reclassification adjustment for gains included in earnings during the period, net of tax of $296 and $1,103, Respectively, for the three and nine months ended September 30, 2007, and net of tax of $408 and $1,185, respectively, for the three and nine months ended September 30, 2006	(593)	(638)	(1,854)	(638)

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

          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity about market participant assumptions. SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Solitario has not yet determined the impact of adopting SFAS No. 157 on its financial position, results of


operations or cash flows.

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

2.       Comprehensive (loss) income

   The following represents comprehensive (loss) income and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss as reported	$(909)	$(550)	$(1,635	$(2,396)
Unrealized net gain on marketable equity securities, net of related tax effects	2,850	2,146	1,587	5,662
Comprehensive (loss) income	$1,941	$1,596	$ (48)	$3,266

      3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Geologic, drilling and assay	$585	$403	$1,208	$756
Field expenses	353	305	935	751
Administrative	364	209	798	596
Joint venture payments (see below)	(456)	(96)	(1,043)	(178)
Total exploration costs	$846	$821	$1,898	$1,925

During the three and nine months ended September 30, 2007, Pedra Branca work related to the Anglo Shareholders' Agreement totaled $456,000 and $1,043,000, respectively, compared to $96,000 and $178,000 during the three and nine months ended September 30, 2006, which has been billed as a joint venture receivable.

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


          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $5,691,000 and $5,783,000 at September 30, 2007 and December 31, 2006, respectively.

          Solitario recorded a deferred tax expense in the statement of operations of $160,000 and $497,000, respectively for the three and nine months ended September 30, 2007 compared to a deferred tax (expense) benefit of $(222,000) and $161,000, respectively for the three and nine months ended September 30, 2006. Solitario recorded deferred tax expense of $1,587,000 and $1,586,000, respectively, to other comprehensive income related to net unrealized gains of $5,030,000 and $5,027,000, respectively, on marketable equity securities for the three and nine months ended September 30, 2007. Solitario recorded deferred tax expense of $1,372,000 and $3,620,000, respectively, to other comprehensive losses related to net unrealized gains of $3,518,000 and $9,282,000, respectively, on marketable equity securities for the three and nine months ended September 30, 2006. Solitario recorded a deferred tax benefit of $1,121,000 credited to additional paid-in capital related to options for 917,000 shares exercised in the nine months ended September 30, 2007. Solitario recorded a deferred tax benefit of $26,000 and $504,000, respectively, credited to additional paid-in capital related to 30,500 and 1,125,500, stock options, respectively, exercised in the three and nine months ended September 30, 2006. During the three months ended September 30, 2007, in computing its estimated deferred tax expense and related liability, Solitario reduced its estimated tax rate by 1.7%, to account for the estimated deductibility of state taxes against United States federal taxes. This change in estimate had the effect of reducing Solitario's deferred tax rate to 37.3% from the previous estimated rate of 39%.

5.       Related Party Transactions

Crown Resources Corporation

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement Solitario was billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Management of Solitario believed these allocations were reasonable and the allocations were periodically reviewed by Solitario management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and were generally paid within thirty days. Management service fees incurred by Solitario were $57,000, and $232,000 for the three and nine months ended September 30, 2006, respectively.

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

          Christopher E. Herald, and Mark E. Jones, III were directors of both Crown and Solitario until August 31, 2006 when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Stephen Webster and Brian Labadie were directors of both Crown and Solitario from June 27, 2006 to August 31, 2006, when they resigned as directors of Crown upon the completion of the Crown- Kinross merger. Christopher E. Herald, James R. Maronick and Walter H. Hunt were officers of both Crown and Solitario until August 31, 2006 when they resigned as officers of Crown upon the completion of the Crown - Kinross merger.

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of Solitario's Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive reimbursement for pre-approved, documented expenses incurred


in performance of the consulting services. Solitario charged $20,000 and $60,000 for consulting expense, related to the agreement, which is included in general and administrative expense for the three and nine months ended September 30, 2007. As of September 30, 2007 Solitario has $73,000 of prepaid expense related to Mr. Jones' consulting agreement, which will be amortized over the remaining term of the agreement.

TNR Gold Corp

          As of September 30, 2007, Solitario owns 1,000,000 shares of TNR Gold Corp. ("TNR") common stock with a fair value of $339,000 based upon the quoted market price of TNR. On July 24, 2006, Solitario exercised a warrant to purchase 500,000 shares of TNR common stock by paying $70,000. Solitario recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. Solitario received this warrant in July 2004 when it exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2006, Solitario does not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $6,000 for the decrease in the value of its warrants during the nine months ended September 30, 2006. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

6.       Subsequent event

          On October 12, 2007 Solitario entered into a Hedge pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between Solitario and UBS whereby Solitario pledged 900,000 shares of Kinross common shares to be sold (or delivered back to Solitario with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 (18 months) for a Floor Price of no less than $13.81 per share and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 (30 months) for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 (42 months) for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Hedge. Solitario has not designated the Hedge as a hedging instrument (as described in Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities") and any changes in the fair market value of the Hedge will be recognized in the statement of operations in the period of the change.


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2006, 2005 and 2004, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K for the year ended December 31, 2006. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. We have been actively involved in this business since 1993 and have in the past recorded revenues from joint venture payments and the sale of these properties on an infrequent basis. We recorded revenues from joint venture payments of $100,000 related to our Bongara Project during the three months and nine months ended September 30, 2007. Previously, our last significant revenues were recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect future revenues from joint venture payments or the sale of properties, if any, will also occur on an infrequent basis. At September 30, 2007 we had seven exploration properties in Peru, Bolivia, Mexico and Brazil, and we own our Yanacocha royalty interest. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown was acquired by Kinross upon the completion of the Crown - Kinross merger and Kinross currently owns less than one percent of our outstanding common stock.

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

          The potential sale, joint venture or development through a joint venture of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through: (i) sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; (ii) joint venture payments, including the receipt of $100,000 on our Bongara Project in the three months ended September 30, 2007 (Previous joint venture payments last occurred during the years from 1996 through 2000); (iii) investment in Kinross (previously Crown); and (iv) issuance of common stock, including exercise of options, and through private placements including our strategic alliance with Newmont, discussed below. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future although we expect that our primary funds will come from the sale of our investment in Kinross.


(b.) Recent Developments

          We have a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2007, which consists of 1,442,920 shares of Kinross common stock. We received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock per share of Crown common stock (the "Crown - Kinross merger"). During 2006, subsequent to the Crown - Kinross merger, we sold 200,000 Kinross common shares for net proceeds of $2,442,000. During the three and nine months ended September 30, 2007 we sold 100,000 and 300,000 shares, respectively, for net proceeds of $1,332,000 and $3,977,000, respectively. Subsequent to September 30, 2007, we sold an additional 100,000 shares for proceeds of $1,577,000 and as of November 1, 2007, we own 1,342,920 shares of Kinross common stock which have a value of approximately $26.1 million based upon the market price of $19.46 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          On October 12, 2007 we entered into a Zero-Premium Collar Hedge (the "Hedge") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between us and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 (18 months) for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 (30 months) for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 (42 months) for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Hedge. The business purpose of the Hedge is to provide downside price protection of the Floor Price on approximately 900,000 shares of the 1,342,920 shares we currently own, in the event Kinross stock were to drop significantly from the current price. In consideration for obtaining this price protection, we have given up the upside appreciation above the Cap Prices discussed above during the term of the respective tranches.

          On April 24, 2007, we signed the definitive agreement, the Shareholders Agreement Relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum for the exploration and development of our Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in a Pedra Branca do Brazil Mineracao, S.A., ("PBM), a joint operating company that holds a 100% interest in the mineral rights and other project assets. As part of the agreement, Anglo Platinum earned a 15% interest in PBM as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Anglo Platinum is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo Platinum will be recorded as additions to minority interest and a decrease in our additional paid-in-capital. Additionally, Anglo Platinum may earn a 51% interest in PBM by spending a total of $7 million on exploration at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for 100% financing to put the project into commercial production. As of September 30, 2007 we retain an 85% interest in PBM. We recorded a minority interest in PBM of $391,000, equal to Anglo Platinum's 15% interest in the book value of PBM during the three and nine months ended September 30, 2007 as a reduction to additional paid in capital.

          On March 24, 2007, we signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim") on our Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007, which was made during the third quarter of 2007 and recorded as joint venture property payment revenue, and $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the


option to earn the 70% interest at any time. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest through production. We will repay the loan facility through 50% of cash flow distributions that we receive.

          As a result of ongoing geologic and exploration activities including drilling, during the first nine months of 2007 we made the decision to drop our interest in the Corazon and Purisima projects in Mexico. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on the Corazon property during the three months ended September 30, 2007 and we recorded $10,000 in property abandonment and impairment expense related to both properties during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we capitalized $34,000 related to initial staking and lease costs on the Amazonas and Santiago exploration projects in Peru. Any additional costs incurred for subsequent lease payments or exploration activities will be expensed as incurred.

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

(c.) Results of Operations

Comparison of the quarter ended September 30, 2007 to the quarter ended September 30, 2006

          We had a loss of $909,000 or $0.03 per share for the three months ended September 30, 2007 compared to a loss of $550,000 or $0.02 per share for the three months ended September 30, 2006. As explained in more detail below, the reason for the increase in net loss for the three months ended September 30, 2007 compared to the loss in the same period of 2006 primarily related the following items: (i) Our exploration expense increased to $846,000 during the third quarter of 2007 compared to $821,000 during the same period of 2006; (ii) Our general and administrative expense increased to $888,000 compared to $465,000 in 2006. This increase included the recognition of $419,000 in stock-option compensation expense, which included $250,000 for the fair value of the 502,000 options granted on September 7, 2007, compared to $159,000 for the fair value of the 1,655,000 options granted on June 27, 2006 recognized in the three months ended September 30, 2006; (iii) A decrease in other income related to a gain on sale of marketable equity securities during 2007 to $889,000 as a result of the sale of 100,000 shares of Kinross stock, compared to $1,046,000 during the same period of 2006 from the sale of 100,000 shares of Kinross stock as a result of higher book basis in the shares sold in 2007 compared to 2006. These increases were partially mitigated by joint venture property revenues of $100,000 related to our Bongara project received during the three months ended September 30, 2007. In calculating our United States pre-tax loss to determine tax expense or benefit we provide a valuation allowance to exclude our foreign exploration expenses. We recorded income tax expense of $160,000 during the third quarter of 2007 compared to $222,000 during the third quarter ended September 30, 2006, primarily related to our increased general and administrative costs. In calculating income tax expense, we provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $846,000 during the third quarter of 2007 compared to $821,000 in the third quarter of 2006. During 2007 we significantly increased our reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. Additionally, we increased our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement in January 2005, discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties." Although we increased our internal exploration activities during the third quarter of 2007 compared to the third quarter of 2006, which accounted for the increase in net exploration expense, we also had significant exploration activities on our Bongara and Pachuca properties which were conducted and funded by our partners as a result of signing joint ventures with Votorantim on our Bongara property, and Newmont on our Pachuca project. In addition our gross expenditures increased, including work we conducted on our Pedra Branca project which is reflected in the reimbursement of exploration expense by Anglo Platinum on our Pedra Branca project. All of these joint ventures are discussed below under the heading "Joint Ventures, Royalty and the Strategic Alliance Properties." During the third quarter of 2007, exploration expenses were offset by joint venture reimbursements by Anglo Platinum of $456,000 on our Pedra Branca project compared to the


reimbursement of certain care and maintenance expenses of $96,000 recorded during the third quarter of 2006. Accordingly, we had an increase in our gross exploration expenditures to $1,302,000 in the third quarter of 2007 compared to $917,000 in the third quarter of 2006. The largest increases in our gross exploration costs were for exploration associated with the Strategic Alliance and at our Pedra Branca Project in Brazil. We continued to perform sampling and exploration in our Alliance Project Areas, discussed below, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. We did not capitalize any costs related to an initial staking for a new area added during the third quarter of 2007. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2007 and have budgeted our related net exploration expenditure to be approximately $2,071,000 for the full year 2007. The primary factors in our decision to increase exploration expenditures in 2007 relate to more projects being joint-ventured in 2007 and additional drill targets on our existing non-joint venture projects.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2007 and 2006 consisted of the following:
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
Project Name	2007	2006	2007	2006
Newmont Strategic Alliance	$ 148	$ 284	$ 392	$ 550
Bongara	5	40	26	127
Pedra Branca, net	(9)	(54)	(65)	(12)
Mercurio	228	196	303	348
Pachuca	1	64	8	184
Corazon/Conception del Oro	6	15	21	31
Titicayo	37	14	168	24
Triunfo	118	-	184	15
Amazonas	2	-	5	-
Santiago	20	-	52	-
Las Purisimas	-	8	2	19
Pozos	1	-	1	18
Zinda	6	9	6	14
Reconnaissance	283	245	795	607
Total exploration expense, net	$846	$821	$1,898	$1,925

          General and administrative costs increased to $888,000 in the three months ended September 30, 2007 compared to $465,000 in the three months ended September 30, 2006. The increase was primarily related to an increase in stock option compensation expense to $419,000 in the three months ended September 30, 2007 compared to $160,000 in the same period in 2006. In addition we had increases in general and administrative costs as a result of increased administrative costs in support of our increased exploration activity discussed above as well as the termination of our management services agreement with Crown on August 31, 2006, where certain costs were incurred which previously were wholly or partially paid by Crown and reimbursed as part of that agreement. These costs included $214,000 of salary and benefits costs during the third quarter of 2007, compared to $73,000 during the same period of 2006, office costs of $47,000 in the three months ended September 30, 2007 compared to $21,000 in 2006, insurance costs of $17,000 in the three months ended September 30, 2007 compared to $2,000 in 2006 and currency exchange losses of $16,000 in the three months ended September 30, 2007 compared to a currency gain of $5,000 in 2006 and travel costs which increased to $32,000 in the three months ended September 30, 2007 compared to $17,000 in 2006. These cost increases were partially mitigated by a reduction in shareholder services and investor relation costs to $32,000 in the three months ended September 30, 2007 compared to $101,000 in 2006, primarily due to a payment of $75,000 to the American Stock Exchange for our initial listing fee, which was paid in 2006.

          During the three months ended September 30, 2007, we received a joint venture payment of $100,000 on our Bongara Project from Votorantim in accordance with the Framework Agreement discussed above. There were no similar payments during the three months ended September 30, 2006.

          On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On September 7, 2007, the Board of Directors granted options for 502,000 shares with a fair value of $976,000, on June 14, 2007 Board of Directors granted 100,000 shares with a fair value of $223,000, on February 8, 2007 the Board of Directors granted 10,000 options with a fair value of $17,000 and on June 27, 2006 the


Board of Directors granted 1,655,000 options with a fair value of $2,536,000 under the 2006 Plan. We estimated the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended September 30, 2007, we recognized $419,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $160,000 recognized during the three months ended September 30, 2006, which included $1,000 of stock option compensation expense related to options previously granted pursuant to the 1994 Plan which had not vested as of January 1, 2006. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          Management fee expense was $57,000 in the third quarter of 2006 and there was no similar expense during the third quarter of 2007 as a result of the termination of the Crown management agreement on August 31, 2006, and we will not incur any management fee expense during 2007.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. During the three months ended September 30, 2007 we recorded $5,000 of property abandonment and impairment cost related to our Corazon property project, compared to $12,000 of mineral property impairment related to our Libertad and Pillune projects in Peru and our Pozos project in Mexico during the three months ended September 30, 2006. We cannot predict if or when we may have additional property impairments, which is significantly affected by drilling, sampling and other geologic results from each property we own. See Critical Accounting Estimates below.

          During the three months ended September 30, 2007 we sold 100,000 shares of Kinross for proceeds of $1,332,000 and recorded a gain on sale of $889,000 compared to the sale of $100,000 shares of Kinross for proceeds of $1,206,000 for which we recorded a gain on sale of $1,046,000 during the three months ended September 30, 2006. The decrease in the gain was the result of a difference in our basis in the Kinross shares sold of $4.42 per share on the shares sold in 2007 compared to a basis of $1.60 per share on the shares sold in 2006. We anticipate we will continue to liquidate our Kinross holdings over the next three years. See "Liquidity and Capital Resources" below.

          We recorded deferred tax expense of $160,000 during the third quarter of 2007 compared to $222,000 during the third quarter of 2006. The tax expense related to the expected use of existing net operating losses in excess of newly generated net operating losses on United States activities. These include the gain on sale of 100,000 shares of our Kinross stock for gross proceeds of $1,332,000 during the third quarter of 2007 and a gain on sale of 100,000 shares of our Kinross stock for gross proceeds of $1,206,000 during the third quarter of 2006. We carry no tax basis in the shares of Kinross we own or sell, as a result of the reduction in basis from the spin out of Solitario in 2004 discussed above, and accordingly, any sale results in a taxable gain equal to the gross proceeds of sales. This resulted in a larger tax expense than anticipated in the three months ended September 30, 2007, despite the increase in United States general and administrative costs discussed above, because the gross proceeds from our Kinross sales in the three months ended September 30, 2007 was greater than the gross proceeds from the sale of Kinross in the same period of 2006. During the three months ended September 30, 2007, in computing its estimated deferred tax expense and related liability, Solitario reduced its estimated tax rate by 1.7%, to account for the estimated deductibility of state taxes against United States federal taxes. This change in estimate had the effect of reducing Solitario's deferred tax rate to 37.3% from the previous estimated rate of 39%. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Mexico, Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future. We anticipate we will continue recognize taxable gains in the future upon the sale of our Kinross common stock.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

          We had a loss of $1,635,000 or $0.06 per share for the nine months ended September 30, 2007 compared to a loss of $2,396,000 or $0.08 per share for the nine months ended September 30, 2006. The primary reason for the decrease in the loss in the nine months ended September 30, 2007 from the loss in the same period of 2006 was the sale of 300,000 shares of Kinross stock for proceeds of $3,977,000 and a gain on sale of $2,957,000 in the nine months ended September 30, 2007 compared to the sale of 100,000 shares of Kinross for proceeds of $1,206,000 and a gain on sale of $1,046,000 during the nine months ended September 30, 2006. We also received a joint venture payment of $100,000 on our Bongara project, discussed above, during the nine months ended September 30, 2007 and there were no similar payments in 2006. In addition, our net exploration expense decreased to $1,898,000 during the nine months ended September 30, 2007 compared to $1,925,000 during the same period of 2006 and we had a complete reduction in the management fees


paid to Crown in the first nine months of 2007 compared to $232,000 in the same period of 2006. These changes in revenue, gain on sale and expense items were partially mitigated by increased general and administrative costs which increased to $2,286,000 during the nine months ended September 30, 2007 compared to $1,409,000 in the same period of 2006 and we recorded deferred tax expense of $497,000 in the nine months ended September 30, 2007 compared to a deferred tax benefit of $161,000 in the nine months ended September 30, 2006. These items are discussed in more detail below.

          During the nine months ended September 30, 2007, we received a joint venture payment of $100,000 on our Bongara Project from Votorantim in accordance with the Framework agreement discussed above. There were no similar payments during the nine months ended September 30, 2006. The Framework Agreement calls for annual cash payments of $200,000 until a production decision is made by Votorantim or the agreement is terminated. There is no assurance that Votorantim will not terminate the Bongara Project however we currently believe that we will receive the annual payment of $200,000 under the Framework Agreement in 2008.

          Although our net exploration expense decreased to $1,898,000 during the first nine months of 2007 compared to $1,925,000 in the first nine month of 2006, our gross exploration expenditures increased significantly to $2,941,000 during the first nine months of 2007 compared to $2,103,000 during the first nine months of 2006. The difference between the gross and net exploration expenditures is entirely related to reimbursement by Anglo Platinum, our joint venture partner at our Pedra Branca project of $1,043,000 during the first nine months of 2007 compared to $178,000 during the first nine months of 2006. In addition exploration activities were conducted and funded by our joint venture partners on our Bongara and Pachuca properties during the first nine months of 2007. These joint ventures are discussed in more detail below under "Joint Ventures, Royalty and the Strategic Alliance Properties." During 2007 we increased our exploration efforts on reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects.

           On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On September 7, 2007, the Board of Directors granted an option for 502,000 shares with a fair value of $976,000, on June 14, 2007, the Board of Directors granted an option for 100,000 shares with a fair value of $223,000, on February 8, 2007 the Board of Directors granted 10,000 options with a fair value of $17,000 and on June 27, 2006 the Board of Directors granted 1,655,000 options with a fair value of $2,536,000 under the 2006 Plan. We determined the fair values of the options granted using a Black-Scholes option pricing model. During the nine months ended September 30, 2007, we recognized $790,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $797,000 recognized during the nine months ended September 30, 2006. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          Excluding the $790,000 and $797,000, respectively, of stock-option compensation expense during the nine months ended September 30, 2007 and 2006 discussed above, other general and administrative costs were $1,496,000 during the first nine months of 2007 compared to $612,000 in the same period of 2006. These increases are primarily related to an increase in administrative support activities due to our increase in exploration and the termination of the Crown management agreement during 2006. The costs which increased included salary and benefits costs which increased to $730,000 during the nine months ended September 30, 2007, compared to $115,000 during the same period of 2006; an increase in office and rent costs to $131,000 in the first nine months of 2007 compared to $65,000 during the same period of 2006; a decrease in currency exchange gain to $1,000 during the first nine months of 2007 compared to a currency exchange gain of $74,000 in the first nine months of 2006; an increase in travel costs to $88,000 in the first nine months of 2007 compared to $69,000 in the same period of 2006. These increases in costs were partially mitigated by reductions in certain other costs during the first nine months of 2007 compared to the same period of 2006, including (i) a decrease in legal and accounting costs to $169,000 during the first nine months of 2007 compared to $184,000 in 2006 which increased during the first nine months of 2006 as a result of additional reviews of our accounting systems and reporting related to ongoing Sarbanes-Oxley compliance work, review of application of generally accepted accounting principles, and an increase in costs associated with our application for listing on the American Stock Exchange; (ii) a decrease in shareholder and investor relation costs including exchange fees to $195,000 in the first nine months of 2007 compared to $221,000 in 2006, primarily associated with the payment of a $75,000 fee to the American Stock Exchange in the third quarter of 2006. A general decline in the value of the dollar compared to the sole in Peru and the real in Brazil from 2006 to 2007 accounted for the gains on foreign currency in both 2007 and 2006. We anticipate an increase in general and administrative costs in the future as a result of the adoption of SFAS 123R discussed above and as a result of the completion of the Crown - Kinross merger.


          No management fee expense was recorded in the first nine months of 2007 compared to $232,000 in the first nine months of 2007. The Crown management services agreement was terminated in August 2006 upon the completion of the Crown - Kinross merger.

          During the nine months ended September 30, 2007 we sold 300,000 shares of Kinross stock for proceeds of $3,977,000 and recorded a gain on sale of $2,957,000 in the nine months ended September 30, 2007 compared to the sale of 100,000 shares of Kinross for proceeds of $1,206,000 and a gain on sale of $1,046,000 during the nine months ended September 30, 2006. The basis in the Kinross shares sold in the nine months ended September 30, 2007 was an average of $3.40 per share compared to a basis of $1.60 per share on the shares sold in 2006. We anticipate we will continue to liquidate our Kinross holdings over the next three years. See "liquidity and Capital Resources" below.

         We exercised our remaining 500,000 TNR warrant during the nine months ended September 30, 2006 by paying $70,000 in cash and transferred our existing warrant valuation of $12,000 on the date of exercise to marketable equity securities and as a result recorded no gain or loss on derivative instruments related to our holdings of TNR warrants during the nine months ended September 30, 2007 compared to a loss of $6,000 during the nine months ended September 30, 2006. We do not anticipate recognizing any future gains or losses in our derivative instruments as we no longer own any warrants.

          We recorded deferred tax expense of $497,000 during the first nine months of 2007 compared to a deferred tax benefit of $161,000 during the same period of 2006 related to the expected benefit of the currently generated net operating losses on United States activities. The deferred tax expense during the first three months of 2007 primarily relate to the tax expense from the taxable gain on the sale of Kinross stock which was approximately equal to the gross proceeds of $3,977,000, discussed above, compared to the taxable gain of $1,206,000 during the nine months ended September 30, 2006. This increase in taxable gain was partially offset by the increase in general and administrative costs during the nine months ended September 30, 2007 compared to the same period of 2006, discussed above. We provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

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

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2007 and December 31, 2006, we owned 1,442,920 shares and 1,742,920 of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $21,615,000 and $20,706,000 at September 30, 2007 and December 31, 2006, respectively. In addition we own other marketable equity securities with a fair value of $339,000 and $198,000 as of September 30, 2007 and December 31, 2006, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the three and nine months ended September 30, 2007, we recorded a gain on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $5,030,000 and $5,027,000, respectively, less related deferred tax benefit of $1,587,000 and $1,586,000, respectively. In addition we reclassified $889,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $297,000 to gain on sale of marketable equity securities as a result of the sale of 100,000 shares of Kinross during the three months ended September 30, 2007 and we reclassified $2,957,000 of unrealized gain on marketable equity securities net of related deferred taxes of $1,103,000 to gain on sale of marketable equity securities during the nine months ended September 30, 2007.


          Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $15.48 per share to a low of $11.31 per share during the 52 weeks ended September 30, 2007.

Hedge of the Investment in Kinross

          On October 12, 2007 we entered into the Hedge pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between us and UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 (18 months) for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 (30 months) for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 (42 months) for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Hedge. The business purpose of the Hedge is to provide downside price protection of the Floor Price on approximately 900,000 shares of the 1,342,920 shares we currently own, in the event Kinross stock were to drop significantly from the current price. In consideration for obtaining this price protection, we have given up the upside appreciation above the Cap Prices discussed above during the term of the respective tranches.

          The Hedge is structured as a European-style synthetic hedge, which allows for the close of the position of each tranche (the "Termination") of the Hedge only on the specific dates for each tranche, 18, 30 and 42 months from the date of entering into the Hedge. UBS will keep any ordinary cash dividends declared by Kinross on any of the shares subject to the Hedge during the term of the Hedge. Solitario has the option to satisfy its obligations under the Hedge upon Termination of each tranche in either cash or Kinross shares. The settlement price on the Termination date of each tranche will be the volume weighted-average price of Kinross shares on such date (the "Reference Price").

          If the Hedge is to be settled in cash on the relevant Termination date, the cash settlement amount will be determined in the following manner: (a) if, on the Termination date, the Reference Price is less than the Floor Price, UBS will pay to us a cash settlement amount equal to the product of (x) the number of underlying shares multiplied by (y) the excess of the Floor Price over the Reference Price, and (b) if, on the Termination date, the Reference Price is greater than the relevant Cap Price, we will pay to UBS a cash settlement amount equal to the product of (x) the number of underlying shares multiplied by (y) the excess of the Reference Price over the relevant Cap Price. If the Reference Price is neither greater than the Cap Price nor less than the Floor Price, the cash settlement amount shall be zero.

          If the Hedge is to be settled in Kinross shares on the relevant Termination date, the settlement will be structured as follows: (a) if, on the Termination date, the Reference Price is greater than the relevant Cap Price, (i) UBS will pay to us a dollar amount equal to the product of (x) the number of underlying shares and (y) the relevant Cap Price and (ii) we will deliver to UBS the underlying shares, and (b) if, on the Termination date, the Reference Price is less than the Floor Price, (i) we will deliver to UBS the underlying shares and (ii) UBS will pay to us a dollar amount equal to the product of (x) the number of underlying shares and (y) the Floor Price.

          Pursuant to the Master Agreement for Equity Collars, appropriate adjustments may be made if during the life of the collar any event shall occur that has a dilutive or concentrative effect on the value of the underlying Kinross shares such as an extraordinary dividend, recapitalization, merger, consolidation or similar reorganization.

Working Capital

          We had working capital of $5,850,000 at September 30, 2007 compared to working capital of $4,555,000 as of December 31, 2006. Our working capital at September 30, 2007 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,442,920 shares of Kinross common stock of $5,404,000, less related current deferred taxes of $1,760,000. Although no specific plans have been formulated by our Board, we intend to liquidate a portion of our Kinross shares over the next one to three years to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and expected proceeds from Kinross stock subject to the Hedge. Although our Kinross shares have been issued pursuant to an effective registration statement under the U.S. Securities Act of 1933 (the "Securities Act"), due to our status as a Crown affiliate at the time of the Crown - Kinross merger, sales of our Kinross shares must be made in accordance with the requirements of Rule 145(d) under the Securities Act, which could limit or restrict sales of our Kinross shares any time prior to August 31, 2008. Any funds received from the sale of


our Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $2,059,000 as of September 30, 2007 compared to $904,000 at December 31, 2006. Our cash balances are considered adequate to fund our 2007 exploration plan and all other expenditures. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first nine months of 2007, holders exercised options from the 1994 Plan for 917,000 shares for proceeds of $572,000 at an exercise price of Cdn$0.73. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of September 30, 2007 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q under the title "Employee stock compensation plans."

          Although a significant portion of our options from both the 1994 Plan and the 2006 Plan are significantly "in the money" as of September 30, 2007, we do not anticipate that any options will be exercised for the remainder of 2007 as no options expire in 2007. Of our outstanding options, 110,000 options from the 2004 Plan expire on August 14, 2008, and 1,585,000 options from the 2006 Plan expire on June 27, 2011.

(e.) Cash Flows

          Net cash used in operations during the nine months ended September 30, 2007 increased to $3,218,000 compared to $2,635,000 for the nine months ended September 30, 2006 primarily as a result of increased exploration expense related to increased exploration activities, as well as increased general and administration costs discussed above in results of operations. In addition during the first nine months of 2007 we recorded a net decrease (source of cash) in our prepaid expenses and receivables of $57,000, compared to a net increase (use of cash) of $99,000 during the first nine months of 2006. Theses changes in receivables were offset by a net payment (use of cash) on our accounts payables totaling $97,000 during the first nine months of 2007 compared to an increase in our accounts payable including our payable due to Crown (source of cash) totaling $224,000 during the first nine months of 2006. We expect our use of cash for operations to continue for the remainder of 2007, primarily related to our planned exploration expenditures of $2,071,000 for the full year of 2007.

          We provided $3,801,000 in cash from investing activities during the nine months ended September 30, 2007 which was primarily from the sale of 300,000 shares of Kinross for proceeds of $3,977,000, discussed above. In addition we used $34,000 for acquisition of mineral property discussed above under "Recent Developments" in the first nine months of 2007 compared to $34,000 in the first nine months of 2006 for the addition of two new properties, Titicayo in Bolivia and Pau d'Arco in Brazil. We also acquired additional exploration vehicles, furniture and fixtures of $168,000 during 2007 compared to $46,000 in 2006.

          Net cash provided from financing activities decreased to $572,000 in the nine months ended September 30, 2007 from $895,000 in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, holders exercised options for 917,000 shares of our common stock for proceeds of $572,000. During the nine months ended September 30, 2006, holders exercised options for 1,125,500 shares of our common stock for proceeds of $895,000.

(f.) Exploration Activities and Contractual Obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2006 mineral property rental and option payments were approximately $284,000. In 2007 we estimate our full-year mineral property rental and option payments to be approximately $350,000. Approximately $102,000 of these annual payments is reimbursable to us by our joint venture partners or paid by PBM from funds contributed by Anglo Platinum and recorded as additions to paid-in-capital.


          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties") we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of September 30, 2007, we have spent approximately $1,342,000 of this commitment.

           As of September 30, 2007, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $32,000 per year which has a remaining two year term as of September30, 2007, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $5,691,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.

(g.) Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On August 15, 2006 we signed a letter Agreement with Votorantim on our 100%-owned Bongara zinc project in northern Peru. The Bongara project hosts the Florida Canyon zinc deposit, where high-grade zinc mineralization has been encountered in drill holes over an area 2.5 kilometers by 1.5 kilometers in dimension. On March 24, 2007, we signed a definitive agreement, the Framework Agreement pursuant to the previously signed Bongara Letter Agreement with Votorantim on our Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that holds a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007, which was made during the third quarter of 2007 and recorded as joint venture property payment revenue, and by making cash payments of $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, it has further agreed to finance our 30% participating interest through production. We will repay the loan facility through 50% of the cash flow distributions that we receive.

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

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing -optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study (the "Feasibility Stage"), Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont is also obligated to make payments on our behalf to keep the property in good standing. Newmont has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Newmont fund our portion of construction costs at


Libor + 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of the distributions of future earnings or dividends from the venture that we receive. If we elect to have Newmont fund all our venture costs, including our portion of construction costs, then our participating interest will be 30% and Newmont's interest will be 70%.

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

Pedra Branca

          On January 28, 2003, we entered into a Letter Agreement with Anglo Platinum, Ltd. on our 100%-owned Pedra Branca project in Brazil. The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern PBM, the corporate entity that now holds 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration. On April 24, 2007, we signed the Shareholders Agreement relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. To the date of the signing the Shareholders Agreement, Anglo Platinum had funded approximately $1.25 million in exploration expenditures. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Anglo Platinum is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo Platinum will be recorded as additions to minority interest and a decrease in our additional paid-in-capital. Additionally, Anglo Platinum may earn a 51% interest in PBM, by spending a total of $7 million on exploration at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by either (i) completing a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for financing to put the project into commercial production. We have recorded a receivable of $56,000 at September 30, 2007 from Anglo Platinum for the reimbursement of costs incurred through September 30, 2007. As of September 30, 2007 we retain an 85% interest in PBM. We recorded a minority interest in PBM of $391,000, equal to Anglo Platinum's 15% interest in the book value of PBM during the three and nine months ended September 30, 2007 as a reduction to additional paid in capital.

Strategic Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of September 30, 2007, we have spent approximately $1,342,000 of this commitment. If we have not spent the $3,773,000, by January 18, 2009, Newmont may elect to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. Newmont may also elect to become the manager of the Alliance Agreement and direct and spend any remaining funds up to the $3,773,000 qualified exploration expenditures. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property in South America, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

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

(h). Wholly-owned Exploration Properties

Santiago

          In February of 2007, we acquired 5,600 hectares of 100%-owned mineral rights through concessions for our Santiago property in southern Peru. We capitalized $17,000 during the nine months ended September 30, 2007 in lease acquisition costs related to these concessions. The Santiago project consists of a single property block where previous surface sampling of rocks identified anomalous concentrations of gold in altered Tertiary volcanic rocks. We are currently conducting additional surface sampling and geological mapping to determine if the project warrants drill testing.

Amazonas

          In September of 2006, we acquired 5,200 hectares of 100%-owned mineral rights through concessions for our Amazonas property in northern Peru. We capitalized $17,000 during the nine months ended September 30, 2007 in lease acquisition costs related to new concessions covering an additional 5,600 hectares at the Amazonas project. The Amazonas project consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon, discussed above under our Bongara zinc property above. We may seek a joint venture partner for the property during 2007 or 2008.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  An initial payment of 20,000 Brazilian Reais (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reais (approximately $12,000) was made in 2005 on signing of a definitive agreement upon conversion of the existing washing claims to exploration claims.  Further payments are required upon the conversion of garimpeiro licenses to exploration claims which occurred in the third quarter of 2006.  During 2007 payments will total approximately $50,000. To purchase the property, an escalating scale of payments totaling 780,000 Reais (approximately $350,000) are required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of 2,300,000 Reais (approximately $1,220,000).  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments we will receive title to 1,500 hectares of surface rights.  We may terminate the agreement at any time at our sole discretion.  We completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property during the first half of 2006 and core drilling of eleven holes totaling 1,596 meters during the third quarter of 2006 for which assay results have been received and are under review.  During 2005 we completed 1,466 meters of core drilling. We are currently planning another round of core drilling to be completed by the end of 2007.

Titicayo

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concessions covering approximately 1,300 hectares, which comprise the Titicayo project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional lease payments of $10,000 eight months from the date of the lease, which have been paid, $55,000 during the second year of the lease, $75,000 during the third year of the lease, $100,000 during the fourth year of the lease, $150,000 during the fifth year of the lease and $600,000 during the sixth year of the lease, after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007, which has been paid, with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule. We have conducted a limited amount of surface exploration work to define drilling targets. We completed a four hole drilling program in the first half of 2007. Highly anomalous but sub-ore grade mineralization was intersected in all holes. Evaluation of the results is in progress and further drilling will be considered later in 2007.


Triunfo

          The 256-hectare Triunfo poly-metallic exploration property in Bolivia was acquired in 2003. Lease obligations were renegotiated in 2006 providing for a payment of $12,000, which was paid in July of 2006, a payment of $35,000, which was paid in June 2007 and a payment of $45,000 due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. We are reviewing the results and may plan another round of drilling for late 2007 or early 2008.

Corazon / Conception del Oro

          In September 2005, we signed an agreement with a private Mexican mineral concession holder allowing us to enter into lease options on four separate properties located throughout central Mexico, which included the Corazon gold property (formerly called the Concepcion del Oro property), located in the Conception del Oro mining district near the city of Mazapil in the state of Zacatecas. The Corazon property consists of 35 concessions totaling approximately 1,420 hectares. The agreement called for us to make an initial payment of $15,000 on signing and provided that we would conduct surface exploration on the four properties over a six-month period. We elected to sign definitive option agreements on the Corazon and the Las Purisimas properties. The other two properties were dropped. As a result of ongoing geologic and exploration activities including mapping and sampling, we made the decision to drop our interest in the Corazon property. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during the three months ended September 30, 2007. We have no additional work or payment obligations and no further work is planned for the Corazon property.

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

Revenue Recognition

          We record any proceeds from the sale of property interests subject to joint ventures or shareholder agreements as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue. To the extent such proceeds are made in connection with properties subject to a joint venture or shareholder agreement where no property interests are transferred, the proceeds are recorded as revenue in accordance with the terms of the joint venture or shareholder agreement.

Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic


mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded $10,000 of mineral property write-downs in the nine months ended September 30, 2007. We recorded $12,000 of mineral property impairment in the nine months ended September 30, 2006 related to our Libertad and Pillune projects Peru and our Pozos project in Mexico. We may record additional future impairments if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income (loss) within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At September 30, 2007 and December 31, 2006, we have recorded unrealized holding gains of $19,074,000 and $17,004,000, respectively, net of deferred taxes of $7,036,000 and $6,553,000, respectively, related to our marketable equity securities.

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

          During the nine months ended September 30, 2007, we determined the fair value of the 2006 Plan options granted on September 7, 2007, June 14, 2007 and February 8, 2007, respectively, of $976,000, $223,000 and $17,000, using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.94, 2.23, and 1.71 respectively, per share. We utilized the following assumptions:

Grant Date	9/07/07	6/14/07	2/08/07
Options granted	502,000	100,000	10,000
Grant date fair value	$976,000	$223,000	$17,000
Weighted average fair value	$1.94	$2.23	$1.71
Risk-free interest rate	4.7%	5.2%	4.8%
Expected Life (1)	4 yrs	4 yrs	4 yrs
Expected volatility (2)	52%	53%	56%
Exchange rate (Cdn$ to US$) (3)	.94930	0.93612	0.84551
Intrinsic value per share		-	-

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

          During the nine months ended September 30, 2007 and 2006 we have recognized $790,000 and $797,000 in option compensation expense, respectively. During the nine months ended September 30 2007, an employee resigned and forfeited unexercised an option for 52,500 shares. The remaining unrecognized stock option compensation expense of approximately $50,000 from these forfeited options will not be recognized over the remaining vesting period of the options. No options were forfeited during the nine months ended September 30, 2006.

          As of September 30, 2007, Solitario has recognized $1,741,000 of option compensation expense for the vesting of the fair value as of the date of the grant over the life of all option grants, as discussed above under results of operations, which has been included in general and administrative expense. Solitario will recognize the balance of its unrecognized stock options compensation expense of $1,962,000 for its existing stock option grants over the remaining vesting periods at the rate of approximately $230,000 per quarter.


Derivative instruments

          In July 2006 we exercised our only remaining TNR warrant as discussed above in recent developments. Our TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recognized any increase or decrease in the fair value of these warrants as a gain or loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the fair value of our TNR warrants of $6,000 for the nine months ended September 30, 2006. We exercised our 500,000 share TNR warrant on July 27, 2006 by paying the exercise price of $70,000 to TNR, and have no remaining derivative instruments as of September 30, 2007.

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

(j) Related Party Transactions

Crown Resources Corporation

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement we were billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, we reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Our management believed these allocations were reasonable and the allocations were periodically reviewed by our management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and generally paid within thirty days. Management service fees incurred by Solitario were $57,000 and $232,000, respectively, for the three and nine months ended September 30, 2006.

          On July 26, 2004, Crown completed a spin-off of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. As part of the spin-off, Crown retained 998,306 of our shares for the benefit of Crown's warrant holders who would receive those shares when the warrant holders exercise their warrants. Subsequent to the spin-off, through August 31, 2006 when the Crown- Kinross merger was completed, Crown distributed 995,229 of these retained shares upon exercise of its warrants and the remaining 3,077 shares of our stock became the property of Kinross which is not a related party to Solitario.

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

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We have charged $20,000 and $60,000, respectively, for consulting expense, related to the agreement, which is included in general and administrative expense for the three and nine months ended September 30, 2007. As of September 30, 2007, we have $73,000 of remaining prepaid expense related to Mr. Jones' consulting agreement, which will be amortized over the term of the agreement.


TNR Gold Corp

          On July 24, 2006, we exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. We recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. We received this warrant in July 2004 when we exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2006, we do not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. As of September 30, 2007, we own 1,000,000 shares of TNR with a fair value of $339,000 based upon the quoted market price of TNR. Solitario recorded a loss on derivative instruments of $6,000 for the decrease in the value of its warrants during the nine months ended September 30, 2006. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

(k). Recent Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option For Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for Solitario as of January 1, 2008. We have not yet determined the impact of adopting SFAS 159 on our financial position, results of operations or cash flows.

          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity over a reporting entity's observations about market participant assumptions. SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of adopting SFAS No. 157 on our financial position, results of operations or cash flows.

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

          We have performed a limited review of our system of internal controls over financial reporting and noted certain deficiencies in these controls. These deficiencies include (i) lack of segregation of duties, (ii) limited capability to interpret and apply United States generally accepted accounting principles, (iii) limited review of our documentation of our system of internal controls; (iv) limitations related to our information technology systems and (v) lack of experience in the review of our formal budgeting process, which has been operational for less than one year.


Steps taken to address noted deficiencies and inherent limitations

          We have taken steps to address the above identified deficiencies, including (i) hiring of an outside accounting firm, other than our independent public accounting firm, to assist with preparation of our quarterly and annual reports, (ii) instituting a plan to update our accounting policies and procedures and budgeting processes, (iii) ongoing training and education regarding United States generally accepted accounting principles and Securities and Exchange Commission reporting and disclosure requirements (iv) ongoing documentation and review of our key business processes and internal controls over financial reporting; (v) testing of internal controls over financial reporting and (vi) an ongoing process to upgrade our existing information technology systems.

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

          As of September 30, 2007 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,161,000 and increase other comprehensive income and total stockholders' equity by the same amount, net of deferred taxes of $806,000. Additionally, our working capital would also be increased by $339,000 from a hypothetical increase of ten percent in the price of Kinross common stock.

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

          As of September 30, 2007, we are not required to report management's assessment of the effectiveness of our internal controls over financial reporting and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited review of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include, lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, limited review of our documentation of our system of internal controls, limitations in our information technology systems and lack of a formal budgeting process. During the three and nine months ended September 30, 2007, we have continued taking steps to address these identified deficiencies, including hiring of consultants to assist with preparation of our quarterly and annual reports, formally documenting our key business processes and our system of internal controls over financial reporting, testing our system of internal controls over financial reporting, instituting a plan to update our accounting policies and procedures and budgeting processes, increased training and education regarding generally accepted accounting principles and SEC reporting and disclosure requirements and continued our ongoing process to upgrade our existing information technology systems. However, until we have completed a formal review of our internal controls and even upon the completion of such a review, there is no assurance that we will have adequately addressed the identified deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies, which may include material weaknesses, as a result of the identified deficiencies reported herein as well as any that we have not identified.

          Within the three and nine months ended September 30, 2007, other than the steps that continue to be taken as described above, there were no changes to internal control over financial reporting or in other factors that could affect the internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the third quarter of 2007, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the three months ended September 30, 2007, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 917,000 shares of our common stock, at an exercise price of Cdn$0.73 per share, pursuant to the exemption provided by Rule 701.

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
10.1

Master Agreement for Equity Collars between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007, providing the terms and conditions for entering a Zero-Premium Collar Hedge on 900,000 shares of Kinross common stock pledged by Solitario.

10.2

Pledge and Security Agreement between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007 providing the terms and conditions to allow for the pledge by Solitario of 900,000 shares of Kinross common stock pursuant to a Master Agreement for Equity Collars dated of the same day.

10.3

Single Pay Collar Confirmations between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT dated October 12, 2007 for the pledge of 900,000 shares of Kinross common stock pursuant to the Master Agreement for Equity Collars and the Pledge and Security Agreement, filed above in item 10.1 and 10.2 respectively, setting the trade and termination date, upper and lower threshold prices, number of shares and other terms and conditions of three hedge collars entered into on the same date.

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

SOLITARIO RESOURCES CORPORATION
November 8, 2007 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer