Form 10-K
period 2007-12-31
SOLITARIO RESOURCES CORP
filed 2008-03-11
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2007
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ]   NO [X ]

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

YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [ ] NO [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 29, 2007 as reported on the American Stock Exchange was approximately $105,260,000.

There were 29,633,992 shares of common stock, $0.01 par value, outstanding on March 6, 2008.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders which is expected to be filed by April 29, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10K.


31TABLE OF CONTENTS


PART I

          This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in Item 1A "Risk Factors" in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the United States Securities and Exchange Commission (the "SEC").

Item 1. Business

          The Company

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We have been actively involved in this business since 1993 and have in the past recorded revenues from joint venture payments and the sale of properties on an infrequent basis. We recorded revenues from joint venture payments of $100,000 related to our Bongara Project in July 2007. Previously, our last significant revenues were recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect that future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2007 we had eight exploration properties in Peru, Bolivia, Mexico and Brazil and our Yanacocha and La Tola royalty interests in Peru. In January 2008 we acquired two additional properties in Peru as part of our Strategic Alliance with Newmont, discussed below, and as of March 6, 2008 we have 10 mineral properties. We are conducting exploration activities in all of those countries.

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

          Our corporate structure is as follows - all of the subsidiaries are 100%-owned, with the exception of Pedra Branca Mineracao, Ltd., which is 85%-owned by Solitario.
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
            - Minera Altoro (BVI) Ltd. [British Virgin Islands]
            - Minera Andes (BVI) Corp. [British Virgin Islands]
                  - Compania Minera Andes del Sur S.A. [Bolivia]
            - Minera Altoro Brazil (BVI) Corp. [British Virgin Islands]
                  - Altoro Mineracao, Ltda. [Brazil]
- Pedra Branca Mineracao, Ltda. [Brazil] (85%-owned)
- Minera Solitario Peru, S.A. [Peru]
- Minera Bongara, S.A. [Peru]
- Minera Soloco, S.A. [Peru]
- Mineração Solitario Brazil, Ltd [Brazil]

General

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to enable us to sell or joint venture these properties prior to the establishment of proven and probable reserves. Currently we have no mineral properties with reserves and we have no mineral properties in development. We do not anticipate developing any currently owned properties on our own in the future. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would attempt to either sell our


mineral properties or pursue their development through a joint venture with a partner that has expertise in mining operations.

          In analyzing our activities, the most significant aspect relates to results of our exploration activities and those of our joint venture partners' on a property-by-property basis. When our exploration activities, including drilling, sampling and geologic testing indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the property. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases, however, it also becomes more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

          The potential sale, joint venture or development through a joint venture of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through (i) the sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; (ii) joint venture payments, including a payment of $100,000 in July 2007 on our Bongara property and previous payments which occurred during the years from 1996 through 2000; (iii) sale of our investment in Kinross (previously Crown); and (iv) issuance of common stock, including exercise of options, and through private placements, most recently as part of a strategic alliance with a major mining company. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future although we expect that our primary funds for the next year will come from the sale of our investment in Kinross.

          We operate in one segment, mining geology and mineral exploration. We currently conduct exploration in Peru, Brazil, Mexico, and, to a limited extent, Bolivia. As of March 6, 2008, we had five full-time employees, located in the United States and 25 full-time employees, located in Latin America outside of the United States. We extensively utilize contract employees and laborers to assist us in the exploration on most of our projects.

          A large number of companies are engaged in the exploration of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be at a disadvantage in being able to compete effectively for the acquisition and exploration of mineral properties. We are not aware of any single competitor or group of competitors that dominate the exploration of mineral properties. In acquiring mineral properties for exploration, we rely on the experience, technical expertise and knowledge of our employees, which is limited by the size of our company compared to many of our competitors who may have either more employees or employees with more specialized knowledge and experience.

         Prior to August 31, 2006, Crown provided management and technical services to us under a management agreement (the "Management Agreement") originally signed in 1994 and modified in April 1999, in December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown-Kinross merger. The modified agreement, which had a three year term, provided for reimbursement to Crown of direct out-of-pocket costs; payment of between twenty-five percent and seventy-five percent of executive and administrative salaries and benefits, rent, insurance and investor relations costs ("Administrative Costs") and payment of certain allocated indirect costs and expenses paid by Crown on our behalf. Management service fees paid to Crown by us in 2006 and 2005 were $232,000 and $423,000, respectively. We have directly paid all administrative expenses since August 31, 2006.

Investment in Kinross

         We have a significant investment in Kinross at December 31, 2007, which consists of 1,342,920 shares of Kinross common stock. Solitario received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock it owned on the date of the Crown - Kinross merger. During 2007 and 2006, subsequent to the Crown - Kinross merger, Solitario sold 400,000 and 200,000 shares, respectively, of Kinross common stock for net proceeds of $5,548,000 and $2,442,000, respectively. On January 10, 2008 we sold an additional 100,000 shares of Kinross common stock for proceeds of $2,229,000. As of March 6, 2008, Solitario owns 1,242,920 shares of Kinross common stock. Of these shares, 342,920 are not subject to the Kinross Collar, discussed below. These 342,920 shares have a value of approximately $9.0 million based upon the market price of $26.31 per Kinross share. In October 2007 we entered into a Kinross Collar (discussed below) related to 900,000 of these Kinross shares. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.


Kinross Collar

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between us and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 900,000 shares of the 1,242,920 shares we currently own, in the event Kinross stock were to drop significantly from the price on the date we entered into the Kinross Collar. In consideration for obtaining this price protection, we have given up the upside appreciation above the Cap Prices during the term of the respective tranches. We have not designated the Kinross Collar as a hedging instrument (as described in Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities") and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. We recorded a loss on derivative instrument and related liability of $1,702,000 for the change in the fair market value of the Kinross Collar from its inception to December 31, 2007.

Mineral properties - General

          We have been involved in the exploration for minerals in Latin America, focusing on precious and base metals, including gold, silver, platinum, palladium, copper, lead and zinc. We have held concessions in Peru since 1993 and in Bolivia and Brazil since 2000. During 2004, we began a reconnaissance exploration program in Mexico and acquired mineral interests there in 2005.

Financial information about geographic areas

          Included in the consolidated balance sheet at December 31, 2007 and 2006 are total assets of $3,404,000 and $2,854,000, respectively, related to Solitario's foreign operations, located in Brazil, Peru, Mexico and Bolivia. Included in mineral properties in the consolidated balance sheet at December 31, 2007 and 2006 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,607,000.

Available Information

          We file our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports electronically with the SEC. The public may read and copy any materials we file with the SEC at the SEC's public reference room at 100 F Street NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition the SEC maintains an internet website, http://www.sec.gov, which contains reports, proxy information and other information regarding issuers that file electronically with the SEC.

          Paper copies of our Annual Report to Shareholders, our Annual Report on Form 10-K our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge by writing to the company at its address on the front of this Form 10-K. In addition, electronic versions of the reports we file with the SEC are available on our website, http://www.Solitarioresources.com, as soon as practicable, after filing with the United States Securities and Exchange Commission.

Item 1A. Risk Factors

          In addition to considering the other information in this Form 10-K, you should consider carefully the following factors. The risks described below are not the only ones facing Solitario. Additional risks not presently known to us or risks that we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under this heading that could cause differences between actual and planned or expected results.

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


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

          Even if our exploration activities determine that a project is commercially viable, it is impossible to ensure that such determination will result in a profitable sale of the project or development by a joint venture in the future and that such project will result in profitable commercial mining operations. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur an impairment of our investment in such property interest. All of these factors may result in losses in relation to amounts spent, which are not recoverable. We have experienced losses of this type from time to time including during 2007, when we wrote down our investment in the Titicayo project in Bolivia, and the Purisima and Corazon projects in Mexico, recording mineral property write-downs of $20,000. During 2006, we wrote down our Libertad and Pillune projects in Peru, our Pozos project in Mexico and our Pau d'Arco project in Brazil recording mineral property write-downs of $35,000.

We have a significant investment in Kinross common stock. We have no control over fluctuations in the price of Kinross common stock and reductions in the value of this investment could have a negative impact on the market price of our common stock.

          We have a significant investment in Kinross as of March 6, 2008, which consists of 1,242,092 shares of Kinross common stock. Of these shares, 342,920 are not subject to the Kinross Collar, discussed below. These 342,920 shares have a value of approximately $9.0 million based upon the market price of $26.31 per Kinross share. A significant fluctuation in the market value of Kinross common shares could have a material impact on our investment in Kinross, the market price of our common stock and our liquidity and capital resources.

We have entered into the Kinross Collar on our investment in Kinross. This Kinross Collar limits the potential future cash from any sale of our shares of Kinross and limits our ability to sell 900,000 of our Kinross shares during the period of the Kinross Collar.

          We entered into the Kinross Collar on 900,000 shares of our Kinross stock during 2007. This Kinross Collar limits our ability to sell 400,000 shares of Kinross until April 14, 2009 and limits the maximum sale price for those shares on that day to $21.77, it also limits our ability to sell an additional 400,000 shares until April 13, 2010 and limits the maximum sale price on that day for those shares to $24.46, and it limits our ability to sell 100,000 shares until April 12, 2011 and limits the maximum sale price on that day for those shares to $27.62. (We have the option to settle all of these contracts for cash on the settlement day). Because the Kinross Collar effectively limits the potential future cash from any sale of our investment in Kinross, we may not have enough cash to fund our operations from the sale of Kinross stock, when needed. This could require us to seek other sources of liquidity, such as borrowing money or additional equity sales of Solitario to fund our operations until the Kinross stock is available for sale. We may not be able to obtain such borrowings or equity sales financings on reasonable terms, if at all. The inability to utilize our investment in Kinross and/or the limit on the cash proceeds from a future sale of Kinross could have a material impact on our liquidity, capital resources and the market price of our common stock.

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

          An investment in our common shares involves a high degree of risk. The liquidity of our shares, or ability of the shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the Toronto Stock Exchange and the American Stock Exchange during 2007 was approximately 20,000 shares, with no shares traded on many days. The market price of our shares has historically fluctuated in a large range. Please see Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." The price of our common stock may be affected by many factors, including adverse change in our business, a decline in gold or other commodity prices, and general economic trends.

Our mineral exploration activities are inherently dangerous and could cause us to incur significant unexpected costs including legal liability for loss of life, damage to property and environmental damage; any of which could materially adversely affect our financial position or results of operations.

          Our operations are subject to the hazards and risks normally related to exploration of a mineral deposit including mapping and sampling, drilling, road building, trenching, assaying and analyzing rock samples transportation over primitive roads or via small contract aircraft or helicopters, any of which could result in damage to life or property, environmental damage and possible legal liability for such damage. Any of these risks could cause us to incur significant unexpected costs that could have a material adverse effect on our financial condition and ability to finance our exploration activities.


We have a history of losses and if we do not operate profitably in the future it could have a material adverse affect on our financial position or results of operations and the trading price of our common shares would likely decline.

          We have reported losses in 12 of our 14 years of operations. We reported losses of $3,911,000, $3,183,000, and $2,080,000 for the years ended December 31, 2007, 2006, and 2005, respectively. We can provide no assurance that we will be able to operate profitably in the future. We have had net income in only two years in our history, during 2003, as a result of a $5,438,000 gain on derivative instrument related to our investment in certain Crown warrants and during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again. If we do not operate profitably, the trading price of our common shares will likely decline.

Our operations outside of the United States of America may be adversely affected by factors outside our control, such as changing political, local and economic conditions; any of which could materially adversely affect our financial position or results of operations.

          Our mineral properties located in Latin America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or under lease, option or purchase agreements. The mineral properties are located in Peru, Bolivia, Mexico and Brazil. We act as operator on all of our mineral properties that are not held in joint ventures. The success of projects held under joint ventures that are not operated by us is substantially dependent on the joint venture partner, over which we have limited or no control.

          Our exploration activities and mineral properties located outside of the United States of America ("US") are subject to the laws of Peru, Bolivia, Brazil and Mexico, where we operate. Exploration and development activities in these countries are potentially subject to political and economic risks, including:

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
●          currency fluctuations (particularly related to declines in the US dollar compared to local currencies);
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

          During 2006, the government of Bolivia took steps toward the nationalization of its oil and gas industry by unilaterally increasing taxes payable by private owners of oil and gas properties. In 2007 the government effectively increased corporate taxes on mining companies from 25% to 37.5% of profits. More recently, the government has proposed sweeping changes in the mining law concerning the amount private companies may own of mining rights, and the potential for the Bolivian government to effectively become a carried 50% partner in mining operations. If enacted, these new laws would have an adverse effect upon our projects in Bolivia. We have significantly reduced our activities in Bolivia, while monitoring this situation. Our capitalized costs in Bolivia are approximately $20,000.

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

          The capital required for exploration of mineral properties is substantial. We have financed operations through utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, the sale of strategic investments in other companies such as Kinross and the issuance of common stock. At some point in the future, we will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties. Without successful sale or future development of our mineral properties through joint venture we will not be able to realize any profit from our


interests in such properties, which could have a material adverse effect on our financial position and results of operations.

A large number of companies are engaged in the exploration of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively in the mining industry which could have a material adverse effect on our financial position or results of operations.

          We may be at a disadvantage with respect to many of our competitors in the acquisition and exploration of mining projects. The marketing of mineral properties is affected by numerous factors, many of which are beyond our control. These include the price of the raw or refined minerals in the marketplace, imports of minerals from other countries, the availability of adequate milling and smelting facilities, the number and quality of other mineral properties that may be for sale or are being explored. Our competitors with greater financial resources than us will be better able to withstand the uncertainties and fluctuations associated with the marketing of exploration projects. In addition, we compete with other mining companies to attract and retain key executives and other employees with technical skills and experience in the mineral exploration business. We also compete with other mineral exploration and development companies for exploration projects. There can be no assurance that we will continue to attract and retain skilled and experienced employees or to acquire additional exploration projects. The realization of any of these risks from competitors could have a material adverse affect on our financial position or results of operations.

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

          In the countries in which we operate, in order to obtain a permit for exploration, environmental regulations generally require a description of the existing environment, both natural, archeological and socio-economic, at the project site and in the region; an interpretation of the nature and magnitude of potential environmental impacts that might result from project activities; and a description and evaluation of the effectiveness of the operational measures planned to mitigate the environmental impacts. Currently the expenditures to obtain exploration permits to conduct our exploration activities are not material to our total exploration cost.

          The laws and regulations in all the countries in which we operate are continually changing and are generally becoming more restrictive, especially environmental laws and regulations. As part of our ongoing exploration activities, we have made expenditures to comply with such laws and regulations, but we cannot predict that the regulatory environment in which we operate could change in ways that would substantially increase our costs to achieve compliance. Delays in obtaining or failure to obtain government permits and approvals or significant changes in regulation could have a material adverse effect on our exploration activities, our ability to locate economic mineral deposits, and our potential to sell, joint venture or eventually develop our properties, which could have a material adverse effect on our financial position or results of operations.

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

          Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. Currency exchange rates relative to the US dollar can affect the cost of doing business in a foreign country and the revenues received from production. For instance, the Brazilian Real has appreciated approximately 33% relative to the US dollar during the past two years. Consequently, the cost of conducting exploration in Brazil, accounted for in US dollars, has significantly increased during this time period. We currently do not hedge against currency fluctuations. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

          We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald, our Chief Financial Officer, James R. Maronick, and our Vice President of Operations, Walter H. Hunt. All of the above named officers have many years of experience and an extensive background in Solitario and the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have "Key-Man" life insurance policies on any of our key executives. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

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


Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara Zinc Project (Peru)

1. Property Description and Location

(Map of Bongara Property)

          The Bongara project consists of 6 concessions comprising 4,100 hectares of mineral rights granted to or under option to Minera Bongara S.A., a subsidiary of ours incorporated in Peru. The property is located in the Department of Amazonas, northern Peru. On August 15, 2006 Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), on Solitario's 100%-owned Bongara zinc project. On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to, and replacing, the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim"). Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that holds a 100% interest in the mineral rights and other project assets. Solitario currently owns 100% of the shares in this company (Minera Bongara S.A.).

          Votorantim can earn up to a 70% shareholding interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, by making a cash payment of $100,000 on August 15, 2007 (completed) and further payments to Solitario of $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment and committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest through production. Solitario will repay the loan facility through 50% of Solitario's cash flow distributions from the joint operating company.

          According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. Each year a payment of $3.00 per hectare must be made by the last day of June to keep the claims in good standing. Because some of the Bongara concessions are more than 10 years old beginning in 2005, there is a $6.00 surcharge per hectare, if less than $100 per hectare is invested in exploration and development of the claim. Land payments made on 100% owned claims not subject to existing joint venture agreements in 2007 and 2006 were $46,000 and $17,000, respectively. Peru also imposes a sliding scale net smelter return royalty (NSR) on all precious and base metal production. This NSR assesses a tax of 1% on all gross proceeds from production up to $60,000,000, a 2% NSR on proceeds between $60,000,000 and $120,000,000 and a 3% NSR on proceeds in excess of $120,000,000.

          We have a surface rights agreement with the local community, which controls the surface of the primary area of interest of our Bongara joint venture. This agreement provides for an annual payment of $5,000 in return for the right to perform exploration work including road building and drilling. From time to time we enter into surface rights agreements with individual landowners or communities to provide access for exploration work. Generally, these are short term agreements.

          An environmental permit is required for exploration projects in Peru that involve drilling or underground mining. The requisite environmental and archeological studies have been completed and the permit has been granted for future exploration activities subject to the periodic approval of amendments for newly planned work.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The Bongara property is accessed by the paved Carretera Marginal road, which provides access from the coastal city of Chiclayo. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, is currently inaccessible by road, the work to date having been done by either foot or helicopter access. The nearest town is Pedro Ruiz located 15 kilometers southeast of the property and the Carretera Marginal is situated approximately eight kilometers south of the deposit. Votorantim maintains the project field office in Pedro Ruiz.   The climate is tropical and the terrain is mountainous and jungle covered. Seasonal rains hamper exploration work for four to five months of the year by limiting access. Several small villages are located within five kilometers of the drilling area.


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

4. Geological Setting

          The geology of the Bongara area is relatively simple consisting of a sequence of Jurassic and Triassic clastic and carbonate rocks which are gently deformed. The Mississippi Valley type mineralization occurs in the carbonate facies of the Chambara (rock) Formation. This sedimentary sequence is part of what is referred to as the Pucura Group that hosts mineral deposit throughout Peru.

5. Prior Exploration

          We conducted a regional stream sediment survey and reconnaissance geological surveys leading to the discovery of the Florida Canyon area in 1996. The discovered outcropping mineralization is located in two deeply incised canyons within the limestone stratigraphy.

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

Karst features are localized along faults and locally produce "breakout zones" where mineralization may extend vertically across thick stratigraphic intervals along the faults where collapse breccias have been replaced by ore minerals. Mineralized karst structures are up to fifty meters in width. The stratigraphically controlled mineralization is typically one to several meters in thickness but locally attains thicknesses of eight to ten meters. Generally the stratigraphic mineralization, while thinner, is of higher grade and laterally more extensive. Evidence for these breakout zones are provided by the following drill holes from various locations on the property:
Breakout Zone Name	Drill Hole Number	Intercepts (meters)	Zinc %	Lead %	Zinc+Lead %
Sam	GC-17* FC-23*	58.8 81.5	12.0 4.8	2.8 0.8	14.8 5.6
Karen	A-1*	36.2	12.8	2.7	15.5
North Zone	V-21	92.0	5.5	1.7	7.2

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

7. Drilling

          A total of 80 diamond drill holes (HQ and NQ size) were completed by Cominco from 1997-2000 and 58 holes by Votorantim in 2006 and 2007 at the Florida Canyon deposit. These holes vary in depth up to 610 meters. The mineralized area that has been drilled measures approximately two by two kilometers. Votorantim's drilling has been entirely infill drilling designed to better define mineralization and demonstrate continuity over an area measuring 1,000 by 600 meters. This infill drilling program has served to better define the quality and spatial distribution of mineralization, but additional infill drilling will be required to establish reserves. All drilling was done by a LF-70 core-drilling rig.

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

          The following is a summary of samples taken and analyzed for which results have been received according to type within the Florida Canyon area.

Sample Type Core Rocks Stream Sediments Soils	Number of Samples 2,967 3,326 217 7,733

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

9. Security of Samples

           Since August 2006, Votorantim has been in control of all field activities on the project and is responsible for the security of samples. Votorantim has indicated to us that there have been no breaches in the security of the samples. We have reviewed Votorantim's sampling procedures and believe that adequate procedures are in place to ensure the future security and integrity of samples. No breaches of security of samples are known to have occurred prior to Votorantim's work on the project.

10. Feasibility Studies

          Votorantim is currently working on scoping-level studies to provide order-of-magnitude estimates of deposit size and grade, sizing of appropriate scale of operations, infrastructure and operating cost estimates. Included within these studies is review of four road access options from the paved Carretera Marginal road to the Florida Canyon deposit.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported mineral reserves or resources.

11. Mining Operations

          No mining operations have occurred on the project.

12. Planned Exploration

          Votorantim is currently planning to conduct a core drilling program to better define mineralized areas in 2008. The scope of the drilling program is completely at Votorantim's discretion.

Pedra Branca Platinum Group Metals Project (Brazil)

1.  Property Description and Location

(Map of Pedra Branca Property)

          We are exploring the Pedra Branca property for platinum and palladium mineralization (platinum group metals, or "PGM"). At December 31, 2007, the Pedra Branca project consisted of 124 exploration concessions totaling approximately 178,514 hectares in Ceará State, Brazil. We have applied to the National Department of Mineral Production ("DNPM") to convert five exploration concessions to mining concessions. These applications are under review by the DNPM. Pedra Branca do Mineração S.A. ("PBM"), an 85%-owned subsidiary of ours incorporated in Brazil, holds 100%-interest in all concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.

          On January 28, 2003, we entered into a Letter Agreement with Anglo Platinum Ltd. ("Anglo Platinum") whereby Anglo Platinum could earn various incremental interests, in PBM up to a 65% interest, by making annually increasing exploration expenditures totaling $7.0 million, completing a bankable feasibility study, or spending an additional $10 million on exploration and development, whichever occurs first, and arranging financing to put the project into commercial production. The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern PBM, the corporate entity that now holds 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration.


          On April 24, 2007, we signed the definitive agreement, the Shareholders Agreement, relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum for the exploration and development of the Pedra Branca Project. The Shareholders Agreement provides for Solitario's and Anglo Platinum's property interests to be held through the ownership of shares in a joint operating company, PBM, that holds a 100% interest in the mineral rights and other project assets. As part of the agreement, Anglo Platinum earned a 15% interest in PBM as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Additionally, the Shareholders Agreement provides that Anglo Platinum may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($4.75 million in addition to the $2.25 million spent as of September 30, 2007) at Pedra Branca by June 30, 2010. However, Anglo Platinum is not required to fund any future exploration expenditures. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for 100% financing to put the project into commercial production.

          We also entered into a Services Agreement with Anglo Platinum whereby Solitario (and/or our subsidiaries) would act as an independent contractor directing the exploration and administrative activities for PBM and its shareholders. Solitario receives a 5% management fee based upon total expenditures

          We added significantly to our Pedra Branca land holdings in 2007. Seventy-seven (77) new concessions were filed totaling 133,149 hectares. Land payments for 2008 are projected to be approximately $186,000 including annual claim maintenance payments and smaller surface rights payments to local landowners. This amount may change due to the reduction or addition of properties, or a change in the currency exchange rate.

          The mineral interests currently held by us, through PBM, are subject to the mining regulations of Brazil. These rights are granted by the Brazilian government and administered by the National Department of Mineral Production ("DNPM"). To initially obtain mineral concessions from the DNPM, we must provide the DNPM with work plans and pay an initial fee of approximately $258 depending upon the Brazil-U.S. exchange rate. To keep the concessions in good standing, we must continue to pay regular annual fee of $0.90 per hectare for the first three years and approximately $1.34 per hectare after the first three years and provide the DNPM with annual progress reports. We are subject to yearly inspections by the DNPM for compliance with reported plans and environmental regulations.

          Exploration concessions are granted by the DNPM for a maximum period of three years with the right of the applicant to apply for an extension which may be granted for up to an additional three years. Upon expiration of the exploration concession the concessionaire must apply for conversion of the claim to a mining concession or abandon the property. We have applied for the conversion of five claims to mining concessions. Unlike exploration concessions, mining concessions do not expire but do have requirements for advancing feasibility and development work toward production. Approval of the conversion is at the discretion of the DNPM and we can give no assurance that the conversion of the concessions will be granted.

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

3.  History

          In the 1980's Rio Tinto Ltd., ("Rio Tinto") and Gencore, Ltd. ("Gencore") performed exploration work on part of the project now operated by us. Both companies did surface exploration and drilling, including 42 diamond drill holes by Rio Tinto and 8 diamond drill holes by Gencore on the former Eldorado lease. In October 2000, we completed a plan of arrangement (the "Plan of Arrangement") whereby we acquired Altoro Gold Corp. ("Altoro"). In 1999, Altoro had acquired concessions from the government over some of the property previously held by Rio Tinto. We acquired additional concessions in 2000 and 2001, through our subsidiary Altoro Mineração, Ltda. to cover extensions of the mineralized trend.

          Altoro, prior to the Plan of Arrangement with us, conducted surface work, drilled 18 diamond drill holes and entered into a Joint Venture agreement with Rockwell Ventures, Inc. ("Rockwell") of Vancouver, British Columbia. Rockwell conducted further surface exploration and drilled an additional 31 holes. Rockwell terminated its agreement with us in June 2001. From July 2001 until January of 2003, we conducted geochemical sampling,


geophysical surveys and drilled 54 diamond drill holes. From January 2003 to date, Anglo Platinum funded three drilling programs that focused on better defining the Esbarro and Curiu deposits, further testing the Cedro, Trapia and Santo Amaro prospects, and initial drill testing of 25 other target areas.

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

5.  Prior Exploration

          Surface exploration conducted, initially by Altoro, and subsequently by Rockwell and then us, consists of:

               Reconnaissance geologic mapping and rock sampling
               Systematic line cutting, soil sampling and geologic mapping of lines
               Ground magnetics and induced polarization ("IP") geophysical surveys
               Stream sediment and panned-concentrate geochemistry
               Diamond drilling of 25 prospect areas

          All of the above work has been conducted directly by us, our predecessor or its partners with the exception of diamond drilling which was performed by Boart-Longyear Geoserv do Brasil and Major Drilling. Ground magnetometry was conducted primarily using a Scintrex Portable EnviMag hand-held magnetometer, with a base station for recording diurnal corrections. An internationally recognized third-party geophysical contractor conducted the IP survey. An independent geophysical consultant has been utilized to further interpret the magnetic and IP data.

          Our surface work has generally been focused to identify outcroppings of ultramafic rocks, detect anomalous concentrations of PGM in soils or rocks and determine if magnetic minerals are present in bedrock. Soil and rock surveying conducted to date shows that both methods reliably reflect the location of outcropping and subcropping PGM mineralization. Twenty areas with significant soil and/or rock anomalies have been located within the area covered by line gridding. Detailed geologic mapping has been conducted over the majority of these locations to determine the source of anomalous PGM values.

          The targeted ultramafic rocks are generally more magnetic than the surrounding rocks and magnetometry has been shown to be effective at locating these bodies, though magnetometry and surface geochemical sampling does not determine the PGM content of an ultramafic body with certainty. Work conducted in 2007 indicates that IP is not consistently effective in detecting buried ultramafic bodies and elevated concentrations of sulfide minerals within bedrock.

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

6.  Mineralization

          Approximately 25 prospects have been located within the project area. All of these identified prospects display either anomalous PGM values in soils or rocks and/or magnetic signatures indicating the presence of magnetic minerals. Drilling has intersected significant mineralization on six of the prospects.

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


7.  Drilling

          A total of 243 holes totaling 18,363 meters of core drilling have been completed on the project to date. Of this, 3,217 meters were drilled by Rio Tinto and Gencore for which the core itself is not available, nor are the procedures documented under which the holes were completed.

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

          Based on drill results to date we believe the prospects Esbarro, Cedro, Curiu, Trapia I, Trapia West and Santo Amaro exhibit results warranting further definition drilling of high priority. We are planning on drilling additional targets in future programs.

          The Esbarro prospect, with 107 holes, has the largest database of information of the drilled prospects. Drilling was conducted on approximately 50-meter spaced centers.    The Curiu prospect is the second most detailed prospect drilled with 21 holes completed to date. Drilling was conducted on approximately 25-meter spaced centers. Fifteen drill holes have been completed at Santa Amaro, 9 at Trapia I, 13 at Trapia West and 31 on the Cedro prospects. Drill spacing on these latter four prospects range from 50 to 200 meters. Although significant mineralized material was encountered in many of the drill holes within these six deposits, we have not undertaken a formal estimate of reserves or resources as we believe additional work is required to make such an estimate.

          The inability to resample the drilling of the Rio Tinto core holes has reduced the confidence which would normally be attributed to these results. However, one twin hole drilled next to a Rio Tinto hole at Esbarro showed excellent reproducibility of results. During the current exploration phase of the program, the Rio Tinto and Gencore results are accepted as accurately representing the sampled interval. However, in order to establish a resource or reserve, additional twin holes and/or infill holes may be necessary to provide a degree of confidence commensurate with assignment to these categories.

8.  Sampling and Analysis

          Rock sampling at Pedra Branca generally employed the use of composite surface samples, which are representative aggregates of available material from an outcrop or sub-cropping body collected on the surface. Selective sampling was occasionally used to identify the geochemical character of a rock not representative of an outcrop. This technique represents a small percentage of the total samples collected. Soil samples were collected of soil horizons thought to be derived from the decomposition of underlying bedrock. Soils were screened to -80 mesh prior to pulverization. Stream sediment geochemistry has been applied to both active wet stream beds and dry stream beds. Panned concentrate sampling of both dry and wet stream beds has been effectively utilized on a regional basis.

          No known significant factors relating to sampling, drilling or recovery exist that are thought to have an impact on interpreted results. Core recovery is rarely less than 90%, but such cases are sufficiently uncommon as to not have an adverse effect on the interpretation of results.

          Assays results for the Rio Tinto and Gencore core samples cannot be checked, as the core is not available for resampling. For all other samples we have collected, assaying for PGM was done by Bondar Clegg Laboratories of Vancouver, British Columbia, Canada or its successor, ALS Chemex Laboratories. Check assays were performed by Altoro, Rockwell Ventures and us. All of our programs have been, and will continue to be conducted under a check assay program in progress with samples sent to a third party laboratory (Lakefield Laboratories or SGS Laboratories).

9. Security of Samples

          Core samples are sawed on site into two halves, one submitted to the laboratory and one kept in a secure location on site. The half-core, selected according to geologic criteria or regularly spaced intervals, is sent by land or air to the sample preparation laboratory in Goiania, Brazil operated by ALS-Chemex Laboratories. The samples are sealed on site under the supervision of the geologist in charge and the laboratory is instructed to report any breaks in the seal to the Project Manager. No such security breaches have been noted since Solitario has taken over operation of the project.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported reserves.

11. Mining Operations

          There are no current mining operations associated with this project.

12. Planned Exploration

         In late-February 2008, Anglo Platinum elected to fund an additional $1.5 million in exploration expenditures. The 2008 program emphasizes regional surface work to develop new drill targets during the first eight months, and also budgets for 2,000 meters (approximately 18-20 holes) of drilling in the second half of the year to test currently identified high-priority targets.


Pachuca Real Silver-Gold Property (Mexico)

1.  Property Description and Location

(Map of Pachuca-Real Property)

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

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the next 18 months. Work commitments over the first 4.5 years total $12.0 million.

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing - optional commitment	$4,200,000	$12,000,000

          Newmont's initial firm work commitment includes a minimum of 7,500 meters of drilling, however, Newmont will have 24 months to complete such drilling and any costs beyond the initial 18 month period to complete that drilling, if necessary, will be in addition to the $2.0 million work commitment above. Upon the completion of $12.0 million in expenditures, Newmont will have earned a 51% interest in the project. Newmont will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. After Newmont has spent $12.0 million and has elected to complete a feasibility study, Newmont is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Newmont has the right to terminate the agreement at any time following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Newmont fund our portion of construction costs at Libor plus 3.5%. Such post-feasibility funding plus interest shall be paid from 80% of Solitario's distribution of future earnings or dividends from the venture. If Solitario elects to have Newmont fund all its venture costs after feasibility, then Solitario's participating interest will be immediately reduced to 30% and Newmont's interest will be 70%.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The project is located about 80 kilometers north of Mexico City near the city of Pachuca. Access is excellent throughout much of the project area with moderately maintained gravel roads. The city of Pachuca, with excellent modern infrastructure, lies in the southern portion of the property. The project topography ranges in elevation from 2,100 to 3,000 meters. The climate ranges from semi-arid in the lower elevations, which tend to be sparsely vegetated; to temperate in the higher elevations, that tend to be well-forested.

3.  History

          Pachuca has a long, nearly unbroken history of silver and gold production beginning somewhere around 1550 by the Spaniards, although it is generally thought that pre-Hispanic smelting of Pachuca ores occurred by the indigenous population inhabiting the area. Total silver production during this five and a half-century period is estimated at approximately 1.4 billion ounces and over seven million ounces of gold. Nearly 80% of its total production occurred during a 60-year period from 1900 to 1960. Mining in the old district ceased in 2004 due to the depletion of ore reserves. Our claim position, predominantly situated north of the historic district, was held by the Mexican government from 1947 to the early 1990's, whereupon the concessions were sold to a private Mexican company and held by that same company until early 2006, when the land became free to staking and we immediately applied, and were granted, title to the concessions.

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


5. Prior Exploration

          The old Pachuca-Real del Monte mining district has been intensely explored and mined throughout its long history, but is not the area of our current exploration focus. We believe the area of greatest potential lies about 10 kilometers north of the main district. Exploration in this area (North District) during the past 60 years was restricted to mainly surface sampling with a very limited amount of drilling. We have compiled all the historical data that we were able to obtain and conducted a limited surface rock and soil sampling program in the first half of 2006, prior to Newmont becoming our joint venture partner. Newmont continued the surface sampling program and is also conducting detailed geologic mapping to define drill targets. Newmont completed a nine-hole, 3,368 meter core drilling program in mid-2007.

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

In the North District, a major 15-kilometer long east-west fault system, the "Arevalo trend," localizes mineralization along fractures and dikes. The largest mines in the North District, the Arevalo mine near the town of El Chico and the Capula mine further west, partially exploited this large potential area of mineralization. Further north, a major series of northwest-southeast trending veins occupies an area over 12 kilometers long and 7 kilometers wide. The geology, alteration and style of mineralization in the North District are very similar to that of the historic district to the south.

7. Drilling

          Prior to Newmont's 2007 drilling program, we do not have any authoritative data concerning past drilling in the North District. Newmont completed a nine-hole, 3,368 meter core drilling program in mid-2007. The first seven holes of this program tested various areas along the Arevalo trend in the southern part of the North District. Only anomalous mineralization was intersected in these holes. The last two holes intersected the following mineralization:

Drill Hole	From/To	Interval (m)	Au g/t	Ag g/t
PAC-08	176.7 - 177.0	0.3	0.31	89.0
	210.4 - 212.95	2.55	0.17	37.0
	266.4 - 267.3	0.90	2.03	754.0
	275.9 - 276.2	0.3	0.43	79.0
PAC-09	129.3 - 129.9	0.6	0.19	144.0
	196.9- 197.1	0.2	0.18	88.0
	245.0 -245.5	0.5	0.75	468.0
	300.4 - 301.4	1.0	0.09	63.8
	323.3 - 323.8	0.5	0.26	163.0
	380.3-- 380.6	0.3	0.32	109.0

          Both holes were situated to test for "blind" veins beneath broad surface areas of high-level clay alteration. PAC-08 tested the San Juan Gallo vein system and PAC-9 tested the Escribano vein system.

8. Sampling and Analysis

          To the end of 2007, a total of 2,460 geochemical samples from outcrops, dumps, old mine workings, and channel sampling have been collected on the project by Newmont. Prior to Newmont's work, we had collected rock chip samples and soil samples over select parts of the property.

9. Security of Samples

          Since September 2006, Newmont has been in control of all field activities on the project and is responsible for the security of samples. Newmont has indicated to us that there have been no breaches in the security of the samples. We have reviewed Newmont's sampling procedures and believe that adequate procedures are in place to ensure the future security and integrity of samples.

10. Mineral Resource and Mineral Reserve Estimations

          There are no reported reserves or resources.

11. Mining Operations

          There are no current mining operations associated with this project.

12. Planned Exploration

          Newmont is planning a minimum drilling program of 4,132 meters during the first half of 2008. The drilling will be widely space over at least 10 different target areas.


Yanacocha Royalty Property (Peru)

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

          We held the concessions until April 2000, at which time we signed an agreement with Newmont Peru, Ltd., a wholly-owned subsidiary of Newmont Mining Corporation (both companies referred to as "Newmont"), whereby we sold our Yanacocha Property to Newmont for $6,000,000 and a sliding scale net smelter return royalty ("NSR-Royalty") that varied from two to five percent, depending on the price of gold. Newmont has not reported reserves on our Yanacocha property and we have not received any royalty income from Newmont.

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

Heap leach ores: For gold recovered by heap leach processing, the lesser of the sliding scale royalty set out below (the "Base Rate"), or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 5.25% NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5.75% NSR

Base Rate: Gold price/oz. NSR Royalty Less than $320 Equal to or greater than $320 and less than $360 Equal to or greater than $360 and less than $400 Equal to or greater than $400	2% 3% 4% 5%

Dore end-product, non-flotation mill ores: For gold recovered as dore in a non-flotation mill, the lesser of the Base Rate, or a royalty such that the royalty to Solitario plus any government royalty required to be paid in Peru is no more than 4.5% NSR unless the gold price is greater than $500 per ounce, in which case then a royalty such that the royalty to Solitario plus any royalty due to the government is no more than 5% NSR.

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


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

5. Prior Exploration

          We have independently, and through the efforts of our various joint venture partners, collected rock, soil and stream sediment samples on the surface. Geologic mapping has revealed 15 medium-to-large areas of hydrothermal alteration contained within both the volcanic and sedimentary rock units. Three gold targets were tested by us and our joint venture partner Barrick Gold prior to Newmont Peru purchasing the project in 2000. We conducted a large-scale helicopter-bourn geophysical program in 1994 that identified a number of magnetic anomalies. Newmont Peru conducted a more detailed and comprehensive helicopter-bourn geophysical program in 2003. During the past eight years Newmont Peru has conducted extensive surface sampling in the central portion of our NSR-Royalty property, from our southern BORDER=0 to the northern border, and has conducted a limited amount of drilling. The results of these Newmont Peru programs are made available to us for review on an annual basis as part of Newmont Peru's work commitment obligations.

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

7. Drilling

          Twenty-one core-holes totaling approximately 2,700 meters were drilled on three gold targets prior to Newmont Peru purchasing the project in 2000. We drilled eight holes on the Los Negritos prospect and Barrick Gold drilled nine holes at the Shuito prospect and four holes at the Chalhuaquero prospect. Anomalous to low-grade gold, silver and base metal mineralization has been intersected in some of the drill holes conducted by us, Barrick Gold and Newmont. However, the tenor of mineralization and the lack of detailed drill hole spacing does not allow for an estimate of reserves.

8. Sampling and Analysis

          Newmont is responsible for all sampling and analysis conducted on our royalty property and has been responsible for this activity for the past seven years. We review the results of Newmont's sampling and analysis activities on an annual basis.

9. Security of Samples

          Newmont has been responsible for the security of samples for the past eight years.

10. Mineral Resource and Mineral Reserve Estimations

          No resources or reserves have been delineated on the property.

11. Mining Operations

          No mining is conducted on the property.

12. Planned Exploration

          Newmont has not provided us with their planned exploration budget for 2008.


Newmont Alliance (Peru)

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (at the time, an approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of December 31, 2007, we have spent approximately $1,616,000 of this commitment. If we have not spent the $3,773,000, by January 18, 2009, Newmont may elect to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. Newmont may also elect to become the manager of the Alliance Agreement and direct and spend up to the $3,773,000 qualified exploration expenditures, with such expenditures to be funded by Solitario. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property in South America, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.

          As of December 31, 2007 we have established property positions that fall within the currently defined Strategic Alliance area. These include the Cajatambo, Excelsior and Twin Lakes properties. The Twin Lakes property was staked in 2007, while the Cajatambo and Excelsior properties were staked in early 2008. All three properties are 100%-owned and are situated within the central Peru mineral belt that is proximal to the giant Cerro de Pasco silver-base metal district. During 2008, additional surface work is planned on all three properties to potentially define drill targets. Our current plans envision drilling the Cajatambo and Excelsior properties during mid-2008.

          The Cajatambo property consists of three concessions totaling 3,000 hectares. The geology of the property consists of Tertiary volcanics that have been significantly altered by silicification, quartz-alunite and argillic alteration. The alteration system can be traced over an area eight kilometers long by two kilometers wide. It is considered to be a high-sulfidation epithermal gold system that is geologically similar in character to many of the large gold deposits situated throughout the Cordillera of Peru. Our work to date consists mainly of stream sediment sampling, rock chip channel sampling and reconnaissance geologic mapping. The best channel sample is 51 meters of 0.93 grams per tonne ("gpt") gold.

          The Excelsior property consists of two concessions totaling 2,000 hectares. The geology of the property consists of sequence of metamorphosed Ordovician sedimentary formations. Mineralization consists of gold-bearing massive and stockwork quartz-iron replacements associated with an intrusive dike in phyllites. The quartz replacements can be traced intermittently over a length of eight kilometers and a width of up to one kilometer. Mineralization is also associated with regional faulting along the hinge of an anticline.

          The Twin Lakes property consists of one concession totaling 1,000 hectares. During 2007, Solitario capitalized $3,000 in lease acquisition costs related to this concession. The geology of the property consists of Tertiary volcanics cut by a system of parallel quartz veins. Veins are up to two meters wide and can be traced along strike up to 1.2 kilometers. The veins are polymetallic in character, within a low-sulfidation environment.

Wholly-owned Exploration Properties

Mercurio Gold Property (Brazil)

http://www.solitarioresources.com/tapajos.html

1. Property Description and Location

          The Mercurio Gold Property is located in Para State in Northern Brazil approximately 250 km south of the town of Itaituba. It consists of 173 claims totaling 8,550 hectares. An agreement dated March 14, 2005 with the underlying claim and surface rights holder provides for transfer of a 100% interest of the mineral estate to Solitario and payment by Solitario of approximately $350,000 over a period of 60 months. The owner retains a 1.5% net smelter return that is subject to purchase by Solitario for approximately $1,220,000. Estimated payments to the land owner during 2008 are $83,000. All payments are made in local currency and the amounts in U.S. currency will fluctuate with exchange rates. During 2007, 2006 and 2005 $55,000, $25,000 and $24,000, respectively, were paid under the terms of the contract.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The property can be accessed by a local unpaved road that services the region. This road is open for approximately eight months of the year but is subject to intermittent closing due to weather conditions during the four month rainy season. Additionally, an unpaved landing strip for light aircraft is located on the property. The climate is warm and humid year round. Work at the property is difficult during the rainy season from January though March and generally field activities are suspended during this time. Solitario maintains a camp constructed of wooden buildings on the site that can accommodate up to 30 people. At the same location is a small community of artesianal


miners and a store for basic goods. The nearest town with services is Almedia, approximately 100 kilometers by road from the project. The terrain is flat to gently rolling and is covered with tropical vegetation.

3. History

          Small scale artesianal mining for gold by gravity methods has been conducted on the property for ten years. No systematic exploration prior to Solitario's arrival has ever been conducted.

4. Geological Setting

          The region is underlain by granite rocks and granitic gneisses. Most of these rocks are medium to coarse-grained but later dikes occur that are fine- to very fine-grained. Basaltic dikes locally cut the basement. Weathering is intense and has converted the rocks to saprolite to depths of up to 50 m.

5. Prior Exploration

          No known exploration has been conducted on the property prior to the Solitario 2005 program except for local artesianal exploration and mining. During 2005 and 2006, we conducted extensive geochemical sampling that included both detailed and widely spaced grid sampling of soils, and to a lesser extent mechanized auger sampling of soils up to 10 meters in depth. All soil and auger samples were analyzed for gold. In 2005 we conducted a widespread ground magnetic survey to further define potential drill targets. In 2006 we conducted induced polarization (IP) geophysical survey to further aid us in selecting drill-hole locations.

6. Mineralization

          Gold mineralization has been detected by detailed soil sampling over an area that is at least five kilometers long in an east-west direction and 4 kilometers wide in a north-south direction. In bedrock, gold mineralization occurs along steeply dipping shears in the granite and along dike boundaries of later, finer grained phases of granite. Gold enrichment occurs in E-W trending zones. Pyrite is the only common sulfide mineral but it occurs only in small amounts, generally from 1/2% to 3%. Rarely, galena, chalcopyrite and sphalerite have been observed in trace amounts. Quartz as veinlets and as veins up to 30 cm are most commonly associated with gold mineralization, though silicification as a replacement texture is important locally. Silver values and the quantities of other valuable metals are uniformly low.


7. Drilling

          Solitario drilled 12 core holes totaling 2,435 meters in 2005 and 11 core holes totaling 1,596 meters in 2006. A third round of drilling that began in late-2007 is scheduled to be completed by the end of February 2008. As of the end of February 2008, no assays of drill core for the third round of drilling have been received. Drill holes completed in 2005 and 2006 were located primarily in three widely-spaced prospect areas: the Patoa, Colonia and Tucanaré. Drill hole locations for 2007-2008 are more widely dispersed away from these prospects. Drilling results for 2005 through 2007 are provided below.

2005-2007 Mercurio Drill Hole Assay Results

Prospect Name	Hole Number	From Meters	To Meters	Interval Meters	Gold Grade g/t
Patoa	SB-01	16.8	24.4	6.6	1.18
		57.6	60.1	2.5	2.09
		68.6	71.7	3.1	1.94
		82.3	93.1	10.8	1.27
	SB-02	63.2	67.9	4.7	2.43
	SB-04	13.7	35.6	21.9	6.97
	including	13.7	25.9	12.2	12.22
		60.2	70.2	10.0	0.97
West Patoa	SB-06	19.8	35.1	15.3	0.86
	including	21.4	24.4	3.0	2.03
		146.3	152.4	6.1	1.26
Colonia	SB-08	47.3	65.6	18.3	1.89
	including	50.3	53.3	3.0	6.48
	SB-09	60.9	67.7	6.8	1.79
South Patoa	SB-10	36.8	42.7	4.4	4.72
Tucanarei	SB-11	32.0	36.5	4.5	3.36
	SB-12	39.6	56.1	16.5	1.94
	including	46.5	50.6	4.1	5.29
Colonia	SB-13	77.0	105.0	28.0	1.0
	SB-15	111.0	117.0	6.0	1.8
	SB-16	94.0	101.0	7.0	6.8
Patoa	SB-18	7.2	41.2	34.0	2.7
	SB-19	22.1	25.1	3.0	1.1
		39.1	41.5	2.4	1.9
		110.7	112.7	2.0	1.8
	SB-20	62.6	88.1	25.5	1.6
Tucanare	SB-21	55.8	67.6	11.8	0.6
		74.5	78.1	3.6	1.6
		122.4	131.8	9.4	0.7
	SB-22	39.8	41.9	2.1	1.8
	SB-23	199.3	205.7	6.4	2.1

No estimate of true width of mineralized intercepts shown above can yet be made

8. Sampling and Analysis

          Soils were taken over large areas and analyzed by assay and by panning to aid in exploration. Auger samples up to 10 meters in depth were also taken in selected areas and analyzed similarly. Sawed core samples were transported from the drill to the camp by vehicle then by truck, boat or plane to the nearest population center where they were air transported to central Brazil for sample preparation at ALS Chemex Laboratories in Goianania or SGS Laboratories in Minas Gerais, Brazil. Final analysis for samples sent to ALS Chemex was completed in the ALS Chemex laboratory in Vancouver, Canada or in Lima, Peru.

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


12. Planned Exploration

          We recently completed a 1,500 to 2,000-meter Phase III drilling program that began in late-2007 at the end of February 2008 and are awaiting results. If results warrant, we anticipate a fourth round of drilling to occur in mid-2008.

Santiago Gold Zinc Property (Peru)

          The Santiago prospect consists of 6 mining claims that total 5,600 hectares.  During 2007, Solitario capitalized $17,000 in lease acquisition costs related to these concessions. The prospect geology consists of nearly flat lying tertiary volcanics that have been silicified and pyritized.  Alteration can be traced discontinuously for 9 km x 2.5 km. Post alteration lava flows cover up the underlying altered rocks leaving only "windows" through the fresh rock into mineralization that can be sampled.  Much of the alteration is high sulfidation epithermal gold in character but has been overprinted by low sulfidation type mineral assemblages.  Work to date consists mainly of stream sediment sampling, rock chip channel sampling and reconnaissance geologic mapping.  Some detailed geologic mapping has been initiated in areas of higher potential. Drilling is under consideration for the project in 2008.

Chambara Zinc Property (Peru)

          From 1997 through 2007 we acquired 13 concessions covering 9,300 hectares of 100%-owned mineral rights that now constitute our Chambara property. During 2007, Solitario capitalized $17,000 in lease acquisition costs related to these concessions. The Chambara project, formerly called the Amazonas project, consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon (see Bongará Zinc project, above under "Joint Ventures, Royalty and the Strategic Alliance Properties"). Solitario is in discussions to potentially joint venture the property with a third party. However, we can make no representation that a joint venture agreement will be signed on the property

La Tola Gold Property (Peru)

          In October 2003, we acquired the La Tola project in southern Peru to explore for gold and possibly silver. The project is located in southern Peru. In April 2004, we signed a Letter Agreement with Newmont Peru, whereby Newmont Peru could earn a 51%-interest in the La Tola property by completing $7.0 million of exploration over four years and an additional 14% interest by completing a feasibility study and by arranging 100% project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project. We retained one claim covering 1,000 hectares.

          In August 2007 we signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to our benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSM has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached. Because the Letter of Intent with CSR provides that our ending interest in La Tola will be a 2% net smelter royalty, rather than a working interest, we currently classify the La Tola gold property as a royalty property interest.

Triunfo Gold-Silver-Lead-Zinc Property (Bolivia)

          We signed an Option to Purchase a 100% interest in the mineral rights on the 256-hectare gold, silver, lead and zinc Triunfo property in Bolivia in July 2003. Amendments modifying the option were signed in March of 2004, September of 2005 and June of 2006. The option, as amended, calls for Solitario to spend up to $2.3 million on exploration activities over a five-year period and make payments to the underlying owners of up to $170,000 over the first four years, with an option for us to acquire a 100% interest in the property by making a one-time payment of $1.0 million by the fifth anniversary of the signing of the option. Solitario must pay $35,000 in June 2008 to keep the agreement in force for one year. We may elect to terminate the option at anytime without any additional payment or work commitment obligations due to the underlying owner.

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

          In mid-2007 we completed three core holes totaling 679 meters. All three holes intersected significant widths of low-grade polymetallic mineralization. Drill hole T-1 intersected 94.2 meters grading 0.65% lead, 0.39% zinc, 21.8 gpt silver and 0.39 gpt gold. We currently have the project on care and maintenance status until the political situation in Bolivia becomes sufficiently stable to justify a more significant exploration program.


Discontinued Projects

During 2007 we abandoned the following projects:

Corazon / Conception del Oro

          In September 2005, we signed an agreement with a private Mexican mineral concession holder allowing us to enter into lease options on four separate properties located throughout central Mexico, which included the Corazon gold property (formerly called the Concepcion del Oro property), located in the Conception del Oro mining district near the city of Mazapil in the state of Zacatecas. The Corazon property consists of 35 concessions totaling approximately 1,420 hectares. The agreement called for us to make an initial payment of $15,000 on signing and provided that we would conduct surface exploration on the four properties over a six-month period. We elected to sign definitive option agreements on the Corazon and the La Purisima properties. The other two properties were dropped. As a result of ongoing geologic and exploration activities including mapping and sampling, we made the decision to drop our interest in the Corazon property. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during 2007. We have no additional work or payment obligations and no further work is planned for the Corazon property.

La Purisima

          The La Purisima gold property is located near the city of Tepic in the state of Navarit in Mexico and consists of six concessions totaling 600 hectares. The La Purisima property was acquired as part of the four property agreement discussed above under Corazon. The La Purisima property required payments to the concession holder of $10,000 in 2006, which has been paid, and $35,000 in 2007 to maintain the option agreements in good standing. As a result of ongoing geologic and exploration activities during the first three months of 2007, we made the decision to drop our interest in the La Purisima project. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during 2007. We have no additional work or payment obligations and no further work is planned for the La Purisima property.

Titicayo

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concessions covering approximately 1,300 hectares, which comprise the Titicayo silver project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional escalating lease payments over a six year period totaling $990,000, after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007 with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule.

          In 2007 we completed a five-hole 1,031-meter core drilling program to test silver bearing vein observed at surface at deeper levels. Although all five drill holes intersected anomalous silver concentrations, we do not believe further exploration would enhance our results. Consequently, we recorded property abandonment and impairment expense of $10,000 related to the write-off of the capitalized costs on this property during 2007. We have no additional work or payment obligations and no further work is planned for the Titicayo property.

Item 3. Legal Proceedings

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock had traded predominantly on the Toronto Stock Exchange ("TSX") under the symbol SLR. On August 2, 2006 Solitario received approval to list its common shares on the American Stock Exchange ("AMEX"). Trading on the AMEX began on Friday, August 11, 2006, under the symbol XPL. In 2007 trading on the TSX and AMEX was essentially evenly split.

The following table sets forth the high and low sales prices on the American Stock Exchange for our common stock for the quarterly periods from January 1, 2006 to December 31, 2007.

	All prices are in USD$
	2007		2006
Period	High	Low	High	Low
First quarter	$ 4.19	$ 3.55	$ -	$ -
Second quarter	5.15	4.01	-	-
Third quarter	5.50	4.20	3.65	2.67
Fourth quarter	5.87	4.69	4.17	3.43


          The following table sets forth the high and low sales prices on the Toronto Stock Exchange for our common stock for the quarterly periods from January 1, 2006 to December 31, 2007.

	All prices are in CDN$
	2007		2006
Period	High	Low	High	Low
First quarter	$ 4.91	$ 4.26	$ 2.35	$ 1.80
Second quarter	5.67	4.61	2.85	2.30
Third quarter	5.75	4.40	4.40	2.70
Fourth quarter	5.55	4.66	4.80	3.90

Shares authorized for issuance under equity compensation plans

          On June 27, 2006 Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock. However, under the terms of the 2006 Plan, the total number of outstanding options from all plans may not exceed 2,800,000. On June 14, 2007, Solitario's shareholders approved certain technical modifications to the 2006 Plan, which among other things, modified the definition of the market price of a grant of an option to be equal to the closing market price in Canadian Dollars on the Toronto Stock Exchange on the date of granting such option. Previously under the 2006 Plan, the market price had been defined as the volume weighted average trading price of such shares traded on The Toronto Stock Exchange for the five trading days immediately preceding the date of granting such option. As of December 31, 2007, we have granted options for 2,184,000 shares that remain unexercised at prices between Cdn$2.77 and Cdn$5.12 per share.

          On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") that authorized the issuance of up to 1,100,000 of our shares under the Plan. The shareholders approved subsequent amendments to the Plan to increase the authorized shares under the Plan to 3,736,000 as of December 31, 2007. As of December 31, 2007, we have granted options for 110,000 shares that remain unexercised at Cdn$0.81per share. The Plan had a ten year life which expired in March 2004 and there are no shares available for grant under the Plan.
Equity Compensation Plan Information as of December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights Cdn$	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,184,500	$3.29	475,500
Equity compensation plans not approved by security holders	-	N/A	-
Total	2,184,500	$3.29	475,500
1994 Plan
Equity compensation plans approved by security holders	110,000	$0.81	-
Equity compensation plans not approved by security holders	-	N/A	-
Total	110,000	$0.81	-
All Plans
Equity compensation plans approved by security holders	2,294,500	$3.17	475,500
Equity compensation plans not approved by security holders	-	N/A	-
Total	2,294,500	$3.17	475,500

Recent Sales of Unregistered Securities

None

Holders of our common shares

          As of March 6, 2008 we have approximately 2,125holders of our common shares.

Dividend Policy

          We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.


Item 6. Selected Financial Data

          The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 2003. This data has been derived from the audited consolidated statements of operations for our business for each of the five years ended December 31, 2007 and the audited consolidated balance sheets of our business as of December 31, 2007, 2006, 2005, 2004, and 2003. You should read this information in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included in Item 8 - "Financial Statements and Supplementary Data." The information set forth below is not necessarily indicative of future results.
Balance sheet data:	As of December 31,
(in thousands)	2007	2006	2005	2004	2003
Total current assets	$ 7,972	$ 6,387	$ 5,665	$ 3,466	$ 3,993
Total assets	$30,430	$25,038	$19,037	$15,370	$13,288
Working capital (1)	$ 6,245	$ 4,555	$ 4,189	$ 3,245	$ 3,230
Stockholders' equity	$21,337	$19,044	$15,341	$12,516	$11,934

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Net income (loss)	$(3,911)	$(3,183)	$(2,080)	$(2,925)	$3,354
Per share information:
Basic and diluted income (loss) per share	$ (0.13)	$ (0.11)	$ (0.08)	$ (0.12)	$0.14

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

(a). Business Overview and Summary

           We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. We have been actively involved in this business since 1993. We recorded revenues from joint venture payments of $100,000 related to our Bongara Project in July 2007. Previously, our last significant revenues were recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect that future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2007 we had eight exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. During January 2008, we acquired two additional properties in Peru as part of our Strategic Alliance with Newmont and as of March 6, 2008 we have 10 exploration properties. We are conducting exploration activities in all of those countries. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Crown was acquired by Kinross upon the completion of the Crown - Kinross merger and Kinross currently owns less than one percent of our outstanding common stock.

          Our principal expertise is in identifying mineral properties with promising mineral potential, acquiring these mineral properties and exploring them to enable us to sell or joint venture these properties prior to the establishment of proven and probable reserves. Currently we have no mineral properties in development and we do not anticipate developing any currently owned properties on our own in the future. We currently own eight mineral properties under exploration and we own our Yanacocha and La Tola royalty interests. Our goal is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, the completion of a feasibility study, the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would attempt to either sell our mineral properties or pursue their development through a joint venture with a partner that has expertise in mining operations.

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

          The potential sale, joint venture or development through a joint venture of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities, we need to maintain and replenish our capital resources. We have met our need for capital in the past through (i) the sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; (ii) joint venture payments, including a payment of $100,000 received in July 2007 on our Bongara property and previous payments which occurred during the years from 1996 through 2000; (iii) sale of our investment in Kinross (previously Crown); and (iv) issuance of common stock, including exercise of options, and through private placements, most recently as part of a strategic alliance with a major mining company. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future although we expect that our primary funds will come from the sale of our investment in Kinross.

(b). Recent Developments

On October 12, 2007, Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between Solitario and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 for no less than the Floor Price


and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          On April 24, 2007, Solitario signed the definitive agreement, the Shareholders Agreement relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum, Ltd., ("Anglo Platinum") for the exploration and development of Solitario's Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in a joint operating company Pedra Branca do Brazil Mineração, S.A., ("PBM) that holds a 100% interest in the mineral rights and other project assets. As part of the agreement, Anglo Platinum earned a 15% interest in PBM as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Anglo Platinum is not required to make any future funding of exploration expenditures. However, future cash contributions by Anglo Platinum will be recorded as additions to minority interest and a decrease in additional paid-in-capital. Additionally, Anglo Platinum may earn a 51% interest in PBM by spending a total of $7 million on exploration ($4.75 million in addition to the $2.25 million spent as of September 30, 2007) at Pedra Branca by February 28, 2010. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for 100% financing to put the project into commercial production. As of December 31, 2007 Solitario retains an 85% interest in PBM. Since earning its 15% interest in PBM, Anglo has made capital contributions of $90,000 to fund ongoing exploration, recorded as an increase in paid-in-capital. Solitario has recorded a minority interest in PBM of $388,000, equal to Anglo Platinum's 15% interest in the book value of PBM during the year ended December 31, 2007. Solitario recorded a credit of $17,000 for Anglo Platninum's 15% interest in the loss of PBM since September 30, 2007 in the statement of operations.

          On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim") on Solitario's Bongara zinc project in Peru. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that will hold a 100% interest in the mineral rights and other project assets. Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program, which they have completed as of December 31, 2007, by completing future annual exploration and development expenditures, and by making cash payments of $100,000 on August 15, 2007. This cash payment was made during the third quarter of 2007 and has been recorded as joint venture property payment revenue. Per the Framework Agreement a payment of $200,000 will be due on all subsequent annual anniversaries of that date until a production decision is made or the Framework Agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The Framework Agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment, and committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest through production. Solitario will repay the loan facility through 50% of its joint operating cash flow distributions. During the year ended December 31, 2007 Solitario recorded $100,000 as joint venture property payment revenue in the statement of operations related to the payment received from Votorantim on the Bongara project.

          Solitario made the decision to drop its interest in the Purisima and the Corazon (Conception del Oro) projects in Mexico, and the Titicayo project in Bolivia, as a result of ongoing geologic and exploration activities including drilling, during the year ended December 31, 2007. Solitario recorded property abandonment and impairment expense of $10,000 during the year ended December 31, 2007 related to the write-off of the capitalized costs on the Corazon Purisima properties and recorded property abandonment and impairment expense of $10,000 for the Titicayo property during the year ended December 31, 2007.

          On May 1, 2006 the government of Bolivia effectively nationalized its oil and gas production, by reducing the share of production a foreign owner of such assets may receive to 18%, and by ordering the Bolivian armed forces to forcibly occupy the country's largest gas fields. Solitario has a small mineral exploration program in Bolivia, now covering only one property with total capital costs of approximately $20,000. In 2007, the government effectively increased corporate taxes on mining companies from 25% to 37.5% of profits. More recently, the government has proposed sweeping changes in the mining law concerning the amount private companies may own of mining rights, and the potential for the Bolivian government to effectively become a carried 50% partner in mining operations. If enacted, these new laws would have an adverse effect upon our projects in Bolivia. Solitario will continue to monitor the actions of the Bolivian government for any future impact or potential impairment.


(c). Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

          We had a net loss of $3,911,000 or $0.13 per basic and diluted share for the year ended December 31, 2007 compared to net loss of $3,183,000 or $0.11 per basic and diluted share for the year ended December 31, 2006. As explained in more detail below, the primary reason for the increase in net loss during 2007 compared to the net loss during 2006 was an increase in exploration expense to $3,112,000 in 2007 from $2,942,000 in 2006, a non-cash charge of $1,702,000 in loss on derivative instrument during 2007 related to the Kinross Collar entered into in October 2007, plus an increase in other general and administrative costs to $2,966,000 in 2007 compared to 2,010,000 during 2006, which included a non-cash charge of $1,018,000 for stock-based compensation expense during 2007 compared to $955,000 in 2006. We recorded an increase in income tax expense to $303,000 during 2007 compared to $54,000 in 2006, primarily related to the gain on sale of Kinross stock. These differences in income and expenses were mitigated by an increase in the gain on sale of marketable equity securities $4,085,000 during 2007 compared to a gain of $2,121,000 during 2006 on the sale of Kinross stock during 2006 and the elimination of the management services agreement in August of 2006.

          Our net exploration expense increased to $3,112,000 during 2007 compared to $2,942,000 in 2006. During 2007 we further expanded our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. We increased our surface sampling and evaluation programs during 2007 compared to 2006 including reconnaissance activities related to our Strategic Alliance projects and fully staffing our Mexico exploration program, including establishing a field office in Hermosillo, Mexico. We also increased our exploration expense at our Pedra Branca property in Brazil. Our gross exploration costs on all projects increased to $4,154,000 in 2007 from $3,207,000 in 2006. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $1,042,000 during 2007 and $265,000 during 2006. In addition to the increase in surface exploration activities, we increased our direct drilling expenditures to $771,000 at our Mercurio, Triunfo and Titicayo projects during 2007 compared to direct drilling exploration expenditures at our Mercurio and Pau d'Arco projects of $590,000 during 2006. As a result of our exploration and evaluation activities we decided to drop or reduce our interests in three properties during 2007; Corazon / Conception del Oro, La Purisima and Titicayo, resulting in $20,000 in mineral property write-downs. We acquired three new projects during 2007 and we anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2008. Our 2008 net exploration expenditure budget is approximately $4,327,000. The primary factors in our decision to increase exploration expenditures in 2008 relate to more exploration on reconnaissance projects and an increase in drill targets on our existing non-joint venture projects.

Exploration expense (in thousands) by property consisted of the following:
Property Name	2007	2006
Newmont Alliance	$ 647	$ 470
Bongara	22	129
Pedra Branca, net	26	(13)
Mercurio	667	629
Pau d'Arco	19	495
Pachuca	13	189
Conception del Oro	21	30
Purisima	2	19
Pozos	1	18
Zinda	6	15
Titicayo	257	34
Triunfo	197	15
Chambara	8	-
Santiago	51	-
Libertad	-	144
Reconnaissance	1,175	768
Total exploration expense	$3,112	$2,942

          Solitario recorded a credit (reduction of expense) of $17,000 during 2007, for Anglo Platinum's 15% interest in the losses at our 85% owned PBM subsidiary. Anglo Platinum earned its 15% interest pursuant to the Shareholders Agreement between Solitario and Anglo Platinum as of September 30, 2007 as discussed above. The $17,000 represents Anglo Platinum's share of PBM losses since September 30, 2007, the date Anglo Platinum earned its 15% interest. There were no similar items in 2006.

         General and administrative costs were $2,966,000 during 2007 compared to $2,010,000 in 2006. The largest change in general and administrative costs related a full year of costs, previously paid by Crown as part of the management services agreement being paid during 2007 compared to four months during 2006 as well as related to


an increase in the non-cash charge of $1,018,000 during 2007 compared to $955,000 during 2006 for stock-based compensation expense discussed below. We incurred salary and benefits expense of $966,000 during 2007 compared to $367,000 subsequent to August 31, 2006 as a result of the termination of the Crown management services agreement and the addition of our employees who previous to August 31, 2006 were paid by Crown. We recorded consulting expense of $110,000 during 2007 compared to $27,000 during 2006, of which $30,000 related to an executive recruiting fee during 2007 and $80,000 and $27,000, during 2007 and 2006, respectively, related to an agreement entered into in 2006 with Mark Jones, discussed below under related party transactions. In addition, other general and administrative costs including rent, travel, insurance and gain and loss on currencies, increased to $426,000 during 2007 compared to $239,000 in 2006 primarily related to costs which had previously been allocated between Crown and Solitario. These increases in general and administrative costs were partially mitigated by decreases in shareholder relations costs, including corporate and exchange fees to $220,000 in 2007 compared to $239,000 in 2006, the decrease was primarily related to the one-time payment during 2006 of $75,000 for listing fees on the AMEX. In addition our legal and accounting costs decreased during 2007 to $226,000 compared to $239,000 primarily related to the completion of an SEC review of our financial statements and the application to list on the AMEX during 2006, which did not occur during 2007. We anticipate general and administrative costs will increase slightly in the future as a result of planned increased exploration activities as well as expected increases in costs to operate in Peru, Brazil and Mexico and we have forecast 2008 general and administrative costs to be approximately $3,000,000.

          On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On September 7, 2007, the Board of Directors granted options for 502,000 shares with a fair value of $976,000, on June 14, 2007 Board of Directors granted 100,000 shares with a fair value of $223,000, on February 8, 2007 the Board of Directors granted 10,000 options with a fair value of $17,000 and on June 27, 2006 the Board of Directors granted 1,655,000 options with a fair value of $2,536,000 under the 2006 Plan. We estimated the fair values of the options granted using a Black-Scholes option pricing model. During the year ended December 31, 2007, we recognized $1,018,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $955,000 recognized during the year ended December, 2006, which included $1,000 of stock option compensation expense related to options previously granted pursuant to the 1994 Plan which had not vested as of January 1, 2006. See Employee stock compensation plans in Note 1 to the consolidated financial statements.

          We had $85,000 of depreciation and amortization expense during 2007 compared to $49,000 in 2006 primarily as a result of the addition of furniture and fixtures of $176,000 and $119,000, respectively, which were added during 2007 and 2006. We amortize these assets over a three year period. We anticipate our 2008 depreciation and amortization costs will be similar to our 2007 amount.

          We had no management fee expense during 2007 compared to $232,000 in 2006. The decrease in management fees during 2007 was related to the termination of the agreement on August 31, 2006. Under the modified management agreement Solitario paid Crown for services by payment at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits and expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, prior to the expiration of the management agreement, we reimbursed Crown for direct out-of-pocket expenses.

          During 2007, we recorded interest income of $76,000 compared to interest income of $26,000 during the same period in 2007. The interest income recorded during 2007 and 2006 consisted of payments on cash and cash equivalent deposit accounts. Our average cash balances were larger during 2007 compared to 2006, which led to the increase in interest income.

          During 2007, we recorded income tax expense of $303,000 compared to an income tax expense of $54,000 during 2006. The increase in net tax expense is related to gain on sale of marketable equity securities of $4,085,000 during 2007 from the sale of 400,000 shares of Kinross stock compared to a gain of $2,121,000 from the sale of 200,000 shares of Kinross stock during 2006. These gains were offset by the increase in general and administrative expenses during 2007 compared to 2006 discussed above, which are included in the United States taxable income. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future. During the year ended December 31, 2007, in computing its estimated deferred tax expense and related liability, Solitario reduced its estimated tax rate by 1.7%, to account for the estimated deductibility of state taxes against United States federal taxes. This change in estimate had the effect of reducing Solitario's deferred tax rate to 37.3% from the previous estimated rate of 39%.


          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During 2007, we recorded $20,000 of property impairments, related to our Corazon, La Purisima and Titicayo projects in Mexico and Bolivia, compared to $35,000 of property impairments related to our Libertad and Pillune projects in Peru, our Pozos and Zinda projects in Mexico, and the Pau d'Arco project in Brazil during 2006.

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

          Our net exploration expense increased to $2,942,000 during 2006 compared to $2,072,000 in 2005. During 2006 we further expanded our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. We increased our surface sampling and evaluation programs during 2006 compared to 2005 including reconnaissance activities related to our Strategic Alliance projects and at our Pachuca property in Mexico prior to signing of our Pachuca-Real agreement with Newmont, discussed above. We also increased our exploration expense at our Pedra Branca property in Brazil. Our gross exploration costs increased to $3,207,000 in 2006 from $2,172,000 in 2005. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $265,000 during 2006 and $100,000 during 2005. In addition to the increase in surface exploration activities, we increased our direct drilling expenditures to $590,000 at our Pau d'Arco, Mercurio, Libertad and Pillune projects during 2006 compared to direct drilling exploration expenditures at our Pedra Branca, Mercurio and La Tola projects of $264,000 during 2005. .

Exploration expense (in thousands) by property consisted of the following:

Property Name	2006	2005
Newmont Alliance	$ 470	$ 296
Bongara	129	69
Pedra Branca, net	(13)	34
Mercurio	629	559
Pau d'Arco	495	-
Pachuca	189	6
Libertad	144	-
Conception del Oro	30	6
Purisima	19	-
Pozos	18	21
Zinda	15	8
Titicayo	34	-
Triunfo	15	17
Windy Peak	-	105
Odin	-	131
Reconnaissance	768	820
Total exploration expense	$2,942	$2,072

         General and administrative costs were $2,010,000 during 2006 compared to $576,000 in 2005. The largest change in general and administrative costs related to a non-cash charge of $955,000 during 2006 for stock-based compensation expense discussed below. In addition we incurred salary expense of $248,000 subsequent to August 31, 2006 as a result of the termination of the Crown management services agreement and the addition of our employees who previously were paid by Crown. We also had increases in costs during 2006 compared to 2005 for shareholder relations including corporate and exchange fees of $103,000, primarily related to $75,000 for listing fees on the AMEX during 2006. We also incurred increased in legal and accounting costs totaling $75,000, which primarily related to an SEC review of our financial statements and the application to list on the AMEX. We recorded


consulting expense of $27,000 during 2006 related to an agreement entered into in 2006 with Mark Jones, discussed below under related party transactions. In addition, other general and administrative costs (net) increased approximately $29,000 in 2006 compared to 2005 primarily related to costs which had previously been allocated between Crown and Solitario.

          On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the expensing of the grant date fair value of options over the term of their vesting. On June 27, 2006 the Board of Directors granted 1,655,000 options under the 2006 Plan. We determined the fair value of $2,536,000 for the 2006 Plan options granted on June 27, 2006 using a Black-Scholes option pricing model. We immediately recognized $634,000 of stock-based compensation expense as part of general and administrative expense for the 25% vesting on the date of grant and we have elected cliff-vesting to recognize the fair value of the option grant over the vesting period of three years on a straight line basis. Accordingly, we have recognized an additional $317,000 during 2006 of option compensation expense for the portion vested of the remaining 75% of the fair value as of the date of the grant, which is being recognized over the three years from the date of grant. There were no similar grants in the prior year, and prior to adopting SFAS 123R, we did not recognize stock-option compensation expense in the statement of operations. See Employee stock based compensation plans in Note 1 to the condensed consolidated financial statements.

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


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

(d). Liquidity and Capital Resources

         Due to the nature of the mining business, the acquisition, and exploration of mineral properties requires significant expenditures prior to the commencement of development and production. In the past, we have financed our activities through the sale of our properties, joint venture arrangements, the sale our securities and most recently from the sale of our marketable equity security investment in Kinross. We received $100,000 in receipts from joint venture payments during 2007 related to our Bongara project, discussed above. Receipts from joint venture payments previously occurred during the years from 1996 through 2000 and the sale of properties last occurred in 2000 upon the sale of our Yanacocha property for $6,000,000.  Our current agreement with Votorantim on our Bongara project calls for annual payments of $200,000 until Votorantim makes a decision to place the project in production or decides to drop the project. However, other than the potential Votorantim payment, we expect future revenues from joint venture payments and from the sale of properties, if any, would occur on an infrequent basis. To the extent necessary, we expect to continue to use similar financing techniques to those discussed above; however, there is no assurance that such financing will be available to us on acceptable terms, if at all.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At December 31, 2007 and 2006, we owned 1,342,920 and 1,742,920 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $24,710,000 and $20,706,000 at December 31, 2007 and December 31, 2006, respectively. In addition we own other marketable equity securities with a fair value of $316,000 and $198,000 as of December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, we have classified $19,506,000 of our marketable equity securities as a long-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the year ended December 31, 2007, we recorded a gain in other comprehensive income on marketable equity securities of $9,669,000, less related deferred tax expense of $3,317,000. In addition during the year ended December 31, 2007, we sold 400,000 shares of Kinross stock for proceeds of $5,548,000 resulting in a gain of $4,085,000 which was transferred, less related deferred tax expense of $1,524,000, from previously unrealized gain on marketable equity securities in other comprehensive income. See marketable equity securities in Note 1 to the consolidated financial statements. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $20.84 per share to a low of $10.84 per share during the year ended December 31, 2007.

Kinross Collar

          On October 12, 2007 we entered into the Kinross Collar pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between us and UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on approximately 900,000 shares of the 1,242,920 shares we currently own, in the event Kinross stock were to drop significantly from the price on the date we entered the Kinross Collar. In consideration for obtaining this price protection, we have given up the upside appreciation above the Cap Prices discussed above during the term of the respective tranches. Our risk management policy related to the Kinross Collar is to reduce the potential price risk on assets which represent a significant proportion of total assets, where economically feasible. Our Board considered several alternatives prior to entering the Kinross Collar to meet this risk management policy. These alternatives included the use of listed options, use of covered calls and an outright sale of the investment. However we


determined that we had a long-term need for price protection to reduce the potential of paying significant taxes on a near term sale of the entire investment in Kinross shares based upon both (i) the projected future needs for the use of funds from any sales of the investment in Kinross shares and (ii) the potential generation of future United States net operating losses which could be used to offset any taxable gains on future sale of the investment in Kinross shares.

          The Kinross Collar is structured as a European-style synthetic hedge, which allows for the close of the position of each tranche (the "Termination") of the Kinross Collar only on the specific dates for each tranche, 18, 30 and 42 months from the date of entering into the Kinross Collar. UBS will keep any ordinary cash dividends declared by Kinross on any of the shares subject to the Kinross Collar during the term of the Kinross Collar. Solitario has the option to satisfy its obligations under the Kinross Collar upon Termination of each tranche in either cash or Kinross shares. The settlement price on the Termination date of each tranche will be the volume weighted-average price of Kinross shares on such date (the "Reference Price").

          If the Kinross Collar is to be settled in cash on the relevant Termination date, the cash settlement amount will be determined in the following manner: (a) if, on the Termination date, the Reference Price is less than the Floor Price, UBS will pay to us a cash settlement amount equal to the product of (x) the number of underlying shares multiplied by (y) the excess of the Floor Price over the Reference Price, and (b) if, on the Termination date, the Reference Price is greater than the relevant Cap Price, we will pay to UBS a cash settlement amount equal to the product of (x) the number of underlying shares multiplied by (y) the excess of the Reference Price over the relevant Cap Price. If the Reference Price is neither greater than the Cap Price nor less than the Floor Price, the cash settlement amount shall be zero.

          If the Kinross Collar is to be settled in Kinross shares on the relevant Termination date, the settlement will be structured as follows: (a) if, on the Termination date, the Reference Price is greater than the relevant Cap Price, (i) UBS will pay to us a dollar amount equal to the product of (x) the number of underlying shares and (y) the relevant Cap Price and (ii) we will deliver to UBS the underlying shares, and (b) if, on the Termination date, the Reference Price is less than the Floor Price, (i) we will deliver to UBS the underlying shares and (ii) UBS will pay to us a dollar amount equal to the product of (x) the number of underlying shares and (y) the Floor Price.

          Pursuant to the Master Agreement for Equity Collars, appropriate adjustments may be made if during the life of the collar if any event shall occur that has a dilutive or concentrative effect on the value of the underlying Kinross shares such as an extraordinary dividend, recapitalization, merger, consolidation or similar reorganization.

          We have not designated the Kinross Collar as a hedging instrument (as described in Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities") and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. We recorded a loss on derivative instrument and related liability of $1,702,000 for the change in the fair market value of the Kinross Collar from its inception to December 31, 2007. As of March 6, 2008, we are restricted from selling the 900,000 shares under the Kinross Collar prior to the Termination dates discussed above.

Working Capital

          We had working capital of $6,245,000 at December 31, 2007 compared to working capital of $4,555,000 as of December 31, 2006. Our working capital at December 31, 2007 consists of our cash and equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,342,920 shares of Kinross common stock of $5,520,000, less related current deferred taxes of $1,515,000. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and have forecasted the sale of 300,000 shares of Kinross during 2008 for expected proceeds of $6,230,000. In January of 2008, we sold 100,000 of those shares for net proceeds of $2,229,000. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

Stock-Based Compensation Plans

          During 2007, holders exercised options from the 1994 Plan for 917,000 shares at an exercise price of Cdn$0.73 per share for proceeds of $572,000 and exercised options from the 2006 Plan for 12,500 shares at an exercise price Cdn$2.77 for proceeds of $35,000. During 2006 holders exercised options for 1,230,500 shares for proceeds of $994,000.


          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of December 31, 2007, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	1,027,000	$0.74
Exercised	(917,000)	$0.73
Outstanding at December 31, 2007	110,000	$0.81	0.6	$503,000
Exercisable at December 31, 2007	110,000	$0.81	0.6	$503,000
2006 Plan
Outstanding, beginning of year	1,637,500	$2.77
Granted	612,000	$4.62
Forfeited	(52,500)	$2.77
Exercised	(12,500)	$2.77
Outstanding at December 31, 2007	2,184,500	$3.29	3.8	$4,476000
Exercisable at December 31, 2007	933,000	$3.07	3.7	$2,121,000

(1)The intrinsic value at December 31, 2007 based upon the quoted market price of Cdn$5.30 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 1.0194 Canadian dollars per United States dollar.

          As a result of the options from the 1994 Plan being significantly "in the money" as of December 31, 2007, we anticipate that all 110,000 unexercised options currently outstanding from our 1994 Plan will be exercised prior to their expiration date of August 14, 2008 for estimated proceeds of approximately $91,000, based upon the above exchange ratio, assuming there is no significant decline in the quoted market price for a share of our common stock on the Toronto Stock Exchange. We would not expect that a significant number of our other remaining vested options, from the 2006 Plan will be exercised in the next year.

(e). Cash Flows

          Net cash used in operations during the year ended December 31, 2007 increased to $4,712,000 compared to $4,483,000 for 2006 primarily as a result of (i) increased exploration expenses of $3,112,000 in 2007 compared to $2,942,000 in 2006 and (ii) increased general and administrative costs of $2,966,000 in 2007 compared to $2,010,000 in 2006. These increases in cash uses were partially mitigated by (i) the elimination of the costs under the management services agreement in 2007 from $232,000 in 2006, (ii) the reduction in prepaid expenses and other current assets of $158,000 during 2007 compared to a use of cash from an increase in these accounts of $164,000 during 2006, and (iii) the provision of cash from increases in accounts payable and other current liabilities of $15,000 during 2007 compared to a use of cash from decreases in accounts payable and other current liabilities of $71,000 during 2006. The remaining uses of cash for operations were comparable in 2007 and 2006.

          Net cash provided from investing activities increased to $5,361,000 during 2007 compared to $2,273,000 during the year ended December 31, 2006 primarily related to the $5,548,000 proceeds from the sale of Kinross stock during 2007 compared with $2,442,000 proceeds from the sale of Kinross stock in 2006. The remaining uses of cash from investing activities were comparable in 2007 and 2006.

          Net cash provided from financing activities was $697,000 during the year ended December 31, 2007 compared to $994,000 during 2006. The cash provided from financing activities in 2007 consisted of $607,000 from the exercise of options for 917,000 shares of our common stock compared to $994,000 in proceeds from the exercise of 1,230,500 shares of our common stock during 2006. In addition we received $90,000 during 2007 from Anglo related to their payment of exploration expenses, pursuant to the terms of the Shareholders Agreement, discussed above, which was credited to additional-paid-in-capital.

(f). Exploration activities and contractual obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2007 mineral and surface property rental and option payments were approximately $404,000. In 2008 we estimate property rentals and option payments to be approximately $340,000. Approximately $190,000 of these annual payments are reimbursable to us by our joint venture partners.


          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of December 31, 2007, we have spent approximately $1,616,000 of this commitment.

           As of December 31, 2007, we have no outstanding long-term debt, capital or operating leases or other purchase obligations. We estimate our facility lease costs will be approximately $38,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $6,808,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.

(g). Joint Ventures, royalty and the Strategic Alliance properties

Bongara

          On August 15, 2006 we signed a Letter Agreement with Votorantim on our 100%-owned Bongará zinc project in northern Peru. The Bongara project hosts the Florida Canyon zinc deposit, where high-grade zinc mineralization has been encountered in drill holes over an area approximately 2.0 kilometers by 2.0 kilometers in dimension. On March 24, 2007, we signed a definitive agreement, the Framework Agreement pursuant to and replacing, the previously signed Bongara Letter Agreement with Votorantim. Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that holds a 100% interest in the mineral rights and other project assets.

          Votorantim can earn up to a 70% interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, and by making a cash payment of $100,000 by August 15, 2007, which was made during the third quarter of 2007 and recorded as joint venture property payment revenue, and by making cash payments to Solitario of $200,000 on all subsequent annual anniversaries of that date until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment and committed to place the project into production based upon a feasibility study, it has further agreed to finance our 30% participating interest through production. We will repay the loan facility through 50% of the cash flow distributions that we receive from the joint operating company.

Pachuca Real

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

Exploration Expenditures and Due Dates	Amount	Aggregate Amount
18 months from signing - firm commitment	$2,000,000	$2,000,000
30 months from signing - optional commitment	$2,300,000	$4,300,000
42 months from signing - optional commitment	$3,500,000	$7,800,000
54 months from signing- optional commitment	$4,200,000	$12,000,000

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


fund all our venture costs, including our portion of construction costs, then our participating interest will be 30% and Newmont's interest will be 70%.

          The 47,300 hectare Pachuca Real silver-gold property in central Mexico was acquired by staking in late 2005 and early 2006. Part of the property, the 13,600 hectare El Cura claim, is held under an option agreement with a private Mexican party. The option agreement provides for payments of $500,000 over four years. Payments totaling $45,000 are due to the underlying owner in 2008. Claims fees to be paid to the government of Mexico totaling $42,000 are due in 2007. As discussed above, all payments to maintain the Pachuca Real property are the responsibility of Newmont as long as they remain in the Venture Agreement.

Pedra Branca

          On January 28, 2003, we entered into a Letter Agreement with Anglo Platinum, Ltd. on our 100%-owned Pedra Branca project in Brazil. The Letter Agreement was amended four times between July 2004 and April 2006, generally to extend various work commitment deadlines mandated in the Letter Agreement. On July 14, 2006, we signed the Pedra Branca Framework Agreement with Anglo Platinum that specified actions we and Anglo Platinum would take to establish and govern PBM, the corporate entity that now holds 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration. On April 24, 2007, we signed the Shareholders Agreement relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. To the date of the signing of the Shareholders Agreement, Anglo Platinum had funded approximately $1.25 million in exploration expenditures. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Anglo Platinum is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo Platinum will be recorded as additions to minority interest and a decrease in our additional paid-in-capital. Additionally, Anglo Platinum may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($4.75 million in addition to the $2.25 million spent as of September 30, 2007) at Pedra Branca by June 30, 2010. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by either (i) completing a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. However, Anglo Platinum is not required to fund any future exploration expenditures. We have recorded a receivable of $4,000 at December 31, 2007 from Anglo Platinum for the reimbursement of costs incurred through December 31, 2007. As of December 31, 2007 we retain an 85% interest in PBM. We recorded a minority interest in PBM of $388,000, equal to Anglo Platinum's 15% interest in the book value of PBM during the year ended December 31, 2007 as a reduction to additional paid in capital.

          As part of the Shareholders Agreement, we also entered into a Services Agreement with Anglo Platinum whereby Solitario (and/or our subsidiaries) would act as an independent contractor directing the exploration and administrative activities for PBM and its shareholders. Under the Services Agreement, Solitario receives a 5% management fee based upon total expenditures. During 2007 we received $52,000 of management fees included as joint venture reimbursements discussed above under exploration expense in "Results of Operations."

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). Prior to the definitive agreement, we had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of December 31, 2007, we have spent approximately $1,616,000 of this commitment. If we have not spent the $3,773,000, by January 18, 2009, Newmont may elect to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. Newmont may also elect to become the manager of the Alliance Agreement and direct and spend any remaining funds up to the $3,773,000 qualified exploration expenditures. If we acquire properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property in South America, acquired after the signing of the Alliance Agreement, that we may elect to sell an interest in, or joint venture with a third party.


Yanacocha Royalty Property

          Concurrent with the signing of the Strategic Alliance Letter of Intent, was the signing of a second Letter of Intent by us and Newmont Peru, Ltd. ("Newmont Peru"), to amend our net smelter return ("NSR") royalty on a 61,000-hectare property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on our royalty property and provides us access to Newmont Peru's future exploration results on an annual basis. In January 2005, the Yanacocha royalty amendment and work commitment Letter of Intent was subsequently replaced by a definitive agreement with the same terms.

La Tola Royalty Property

          In October 2003, we acquired the La Tola project in southern Peru to explore for gold and possibly silver. The project is located in southern Peru. In April 2004, we signed a Letter Agreement with Newmont Peru, whereby Newmont Peru could earn a 51%-interest in the La Tola property by completing $7.0 million of exploration over four years and an additional 14% interest by completing a feasibility study and by arranging 100% project financing. On June 22, 2005, Newmont Peru informed Solitario that it had elected to terminate its option to earn an interest in the La Tola project and Solitario recorded an $18,000 impairment related to the La Tola project. Solitario retains one claim covering 1,000 hectares. In August 2007 we signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to our benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSM has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached. Because the Letter of Intent with CSR provides that our ending interest in La Tola will be a 2% net smelter royalty, rather than a working interest, we currently classify the La Tola gold property as a royalty property interest.

(h). Wholly-owned exploration properties

Santiago

          In February of 2007, we acquired 5,600 hectares of 100%-owned mineral rights through concessions for our Santiago property in southern Peru. We capitalized $17,000 during the year ended December 31, 2007 in lease acquisition costs related to these concessions. The Santiago project consists of two claim blocks where previous surface sampling of rocks identified anomalous concentrations of gold in altered Tertiary volcanic rocks. We are currently conducting additional surface sampling and geological mapping to determine if the project warrants drill testing.

Chambara

          In September of 2006, we acquired 3,700 hectares of 100%-owned mineral rights through concessions for our Chambara (formerly called Amazonas) property in northern Peru. We formally held 300 hectares in the project since 1997. We capitalized $17,000 during the year ended December 31, 2007 in lease acquisition costs related to new concessions covering an additional 5,600 hectares at the Chambara project. The Chambara project consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon, discussed above under our Bongará zinc property above. Solitario is in discussions to potentially joint venture the property with a third party. However, we can provide no assurance that a joint venture agreement will be signed on the property

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  An initial payment of 20,000 Brazilian Reais (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reais (approximately $12,000) was made in 2005 on signing of a definitive agreement upon conversion of the existing washing claims to exploration claims.  Further payments were required upon the conversion of garimpeiro licenses to exploration claims which occurred in the third quarter of 2006.  During 2007 payments totaled approximately $55,471. To purchase the property, an escalating scale of payments totaling 780,000 Reais (approximately $350,000) are required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of 2,300,000 Reais (approximately $1,350,000).  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments we will receive title to 1,500 hectares of surface rights.  We may terminate the agreement at any time at our sole discretion.  We have conducted extensive soil sampling and auger testing of soils over a large portion of the property during the past three years and two rounds of core drilling of 23 holes totaling 4,031 meters during 2005 and 2006. A third round of core drilling is currently underway and is expected to be completed by the end of the first quarter of 2008.


Triunfo

          The 256-hectare Triunfo poly-metallic exploration property in Bolivia was acquired in 2003. Lease obligations were renegotiated in 2006 providing for a payment of $12,000, which was paid in July of 2006, a payment of $35,000, which was paid in June 2007 and a payment of $45,000 due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were highly encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling.

(i) Discontinued Projects

During 2007 we abandoned the following projects:

Corazon / Conception del Oro

          In September 2005, we signed an agreement with a private Mexican mineral concession holder allowing us to enter into lease options on four separate properties located throughout central Mexico, which included the Corazon gold property (formerly called the Concepcion del Oro property), located in the Conception del Oro mining district near the city of Mazapil in the state of Zacatecas. The Corazon property consists of 35 concessions totaling approximately 1,420 hectares. The agreement called for us to make an initial payment of $15,000 on signing and provided that we would conduct surface exploration on the four properties over a six-month period. We elected to sign definitive option agreements on the Corazon and the La Purisima properties. The other two properties were dropped. As a result of ongoing geologic and exploration activities including mapping and sampling, we made the decision to drop our interest in the Corazon property. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during 2007. We have no additional work or payment obligations and no further work is planned for the Corazon property.

La Purisima

          The La Purisima gold property is located near the city of Tepic in the state of Navarit in Mexico and consists of six concessions totaling 600 hectares. The La Purisima property was acquired as part of the four property agreement discussed above under Corazon. The La Purisima property required payments to the concession holder of $10,000 in 2006, which has been paid, and $35,000 in 2007 to maintain the option agreements in good standing. As a result of ongoing geologic and exploration activities during the first three months of 2007, we made the decision to drop our interest in the La Purisima project. We recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during 2007. We have no additional work or payment obligations and no further work is planned for the La Purisima property.

Titicayo

          On March 31, 2006, we signed a lease agreement with a private Bolivian company to lease certain concessions covering approximately 1,300 hectares, which comprise the Titicayo silver project in Bolivia. We capitalized our initial payment under the lease of $10,000. The lease calls for additional escalating lease payments over a six year period totaling $990,000, after which we will own a 99% participating interest in the concessions. An amendment to the Titicayo Agreement was signed in November of 2006 that delayed the first additional lease payment until June 2007 with a corresponding adjustment to the rest of the payment schedule. A one time payment of $10,000 was made to the claim holders in consideration for this amended schedule.

          In 2007 we completed a five-hole 1,031-meter core drilling program to test silver bearing vein observed at surface at deeper levels. Although all five drill holes intersected anomalous silver concentrations, we do not believe further exploration would enhance our results. Consequently, we recorded property abandonment and impairment expense of $10,000 related to the write-off of the capitalized costs on this property during 2007. We have no additional work or payment obligations and no further work is planned for the Titicayo property.

(j). Critical Accounting Estimates

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


Impairment

          We regularly perform evaluations of our investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, such as negative drilling results or termination of a joint venture, which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization as a result of our analysis of exploration activities including surveys, sampling and drilling. We recorded a $20,000 and $35,000 write-down of our mineral properties during the years ended December 31, 2007 and 2006, respectively. We may record future impairment if certain events occur, including loss of a venture partner, reduced commodity prices or unfavorable geologic results from sampling assaying surveying or drilling, among others.

Marketable equity securities

          Our investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. At December 31, 2007 and December 31, 2006, we have recorded unrealized holding gains of $22,588,000 and $17,004,000, respectively, net of deferred taxes of $8,347,000 and $6,553,000, respectively, related to our marketable equity securities.

Derivative instruments

          Solitario accounts for its derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between us and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares. The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 900,000 shares of the 1,342,920 shares we own as of December 31, 2007, in the event Kinross stock were to drop significantly from the price on the date we entered into the Kinross Collar. Pursuant to SFAS 133, we have not designated the Kinross Collar as a hedging instrument and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. We recorded a loss on derivative instrument and related liability of $1,702,000 for the change in the fair market value of the Kinross Collar from its inception to December 31, 2007.

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

Stock-based compensation

          We account for any share-based payments under the provisions of SFAS No 123(R), whereby we compute the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock as well as an estimate of forfeitures. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and pro-forma stock-based compensation expense could have been materially different from that reported.

          During 2007, we determined the fair value of the 2006 Plan options granted on September 7, 2007, June 14, 2007 and February 8, 2007, respectively, of $976,000, $223,000 and $17,000, using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.94, $2.23, and $1.71 respectively, per share.

          During 2006, we determined the fair value of the 2006 Plan options granted on June 27, 2007 of $2,537,000 using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.53 per share.


We utilized the following assumptions:

Grant Date	9/07/07	6/14/07	2/08/07	6/27/06
Options granted	502,000	100,000	10,000	1,655,000
Option exercise price (Cdn$)	$4.53	$4.38	$5.12	$2.77
Grant date fair value	$976,000	$223,000	$17,000	$2,537,000
Weighted average fair value	$1.94	$2.23	$1.71	$1.53
Risk-free interest rate	4.7%	5.2%	4.8%	5.2%
Expected life (1)	4 yrs	4 yrs	4 yrs	4 yrs
Expected volatility (2)	52%	53%	56%	76%
Exchange rate (Cdn$ to US$) (3)	0.94930	0.93612	0.84551	0.8939
Intrinsic value per share	-	-	-	-

(1)     Based upon expected volatility and past historical exercise patterns.
(2)     Expected volatility mirrors the historical volatility based upon the daily quoted stock price from the Toronto Stock Exchange over the four years prior to the date of grant.
(3)     The exchange rate on the date of grant.

          We have elected to recognize the fair value of all option grants over their vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. We have assumed a zero forfeiture rate and a zero dividend rate for all grants, based upon historical experience.

          During 2007 and 2006 we have recognized $1,018,000 and $955,000 in option compensation expense, respectively. During 2007, an employee resigned and forfeited unexercised an option for 52,500 shares. The remaining unrecognized stock option compensation expense of approximately $50,000 from these forfeited options, originally granted on June 27, 2006, will not be recognized over the remaining vesting period of the options. No options were forfeited during 2006.

          As of December 31, 2007, Solitario has recognized $1,969,000 of option compensation expense for the vesting of the fair value as of the date of the grant over the life of all option grants, as discussed above under results of operations, which has been included in general and administrative expense. Solitario will recognize the balance of its unrecognized stock options compensation expense of $1,734,000 for its existing stock option grants over the remaining vesting periods at the rate of approximately $230,000 per quarter.

Income taxes

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Currently we believe our deferred tax assets, exclusive of our foreign net operating losses and our Yanacocha royalty asset, are recoverable. Recovery of these assets is dependent upon our expected gains on the Kinross securities we own. If these values are not realized, we may record additional valuation allowances in the future.

Accounting for Uncertainty in Income Taxes

          We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We also adopted FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No.48" ("FSP FIN 48-1") as of January 1, 2007. FSP FIN 48-1 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The adoption of FIN 48 and FSP FIN 48-1 had no effect on our financial position or results of operations.

(k). Related Party Transactions

Crown Resources Corporation

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement we were billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for


investor relations salaries, benefits and expenses. In addition, we reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Our management believed these allocations were reasonable and the allocations were periodically reviewed by our management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and are generally paid within thirty days. We did not incur any management service fees during 2007. Our management service fees were $232,000, and $423,000 for the years ended December 31, 2006 and 2005, respectively.

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

         Prior to the completion of the Crown- Kinross merger, we entered into a stockholder and voting agreement with Kinross, along with several Crown directors, Crown executive officers and entities affiliated with these directors and officers (collectively the "Signatories"), pursuant to which the Signatories voted all of the shares of Crown common stock owned by them in favor of the approval of the Crown - Kinross merger. On August 31, 2006, the shareholders of Crown approved the Crown - Kinross merger and all of Crown's common shares were converted to Kinross shares and the stockholder and voting agreement terminated.

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

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We have charged $80,000 for consulting expense, related to the agreement, included in general and administrative expense for the year ended December 31, 2007 compared to $27,000 for the year ended December 31, 2006. We will amortize the remaining balance of prepaid consulting fees of $53,000, included in current assets as of December 31, 2007, during 2008.

TNR Gold Corp.

          On July 24, 2006, we exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. We recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. We received this warrant in July 2004 when we exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The 2004 transaction was accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2007, we own 1,000,000 shares of TNR that are classified as marketable equity securities held for sale and are recorded at their fair market value of $316,000 and included in marketable equity securities. As of December 31, 2007 we do not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recorded a loss on derivative instruments of $5,000, and $20,000,


for the decrease in the value of its warrants during the years ended December 31, 2006 and 2005, respectively. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

(l). Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 151 for consistency with the requirements of FASB statement No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We have not yet determined the impact of adopting SFAS No. 160 on our financial position, results of operations or cash flows.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, "Business Combinations (revised 2007)," ("SFAS No. 141R") SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. We have not yet determined the impact, if any, of adopting SFAS No. 141R on our on its financial position, results of operations or cash flows.

          In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option For Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for Solitario as of January 1, 2008. We have not yet determined the impact of adopting SFAS No. 159 on our financial position, results of operations or cash flows.

          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity about market participant assumptions. SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of adopting SFAS No. 157 on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(a)     Equity Price Risks

(1)   Solitario's investment in Kinross is subject to equity market risk.

          As of December 31, 2007 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,471,000 and increase other comprehensive income by and total stockholders' equity by the same amount, net of deferred taxes of $922,000. Additionally our working capital would also be increased by $552,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $206,000. This increase is based upon all of our 1,342,920 Kinross common shares as of December 31, 2007, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,342,920 Kinross common shares as of December 31, 2007, and is subject to the Kinross Collar discussed above.

(2)   Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of December 31, 2007 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our liability under the Kinross Collar by $1,521,000, net of deferred taxes of $567,000 and increase our net loss in the statement of operations by $954,000. We have also estimated that as of December 31, 2007 a hypothetical decrease of ten percent in the price of Kinross common stock would decrease the value of our liability under the Kinross Collar by $1,138,000, net of deferred taxes of $424,000 and would decrease our net loss in the statement of operations by $714,000.


          (b.)     Interest Rate Risks

Solitario's Kinross Collar derivative instrument fair market valuation is subject to interest rate risk.

          We have estimated, using a Black-Scholes option pricing model, that as of December 31, 2007 a hypothetical increase of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would increase the liability by $50,000, net of deferred taxes of $19,000 and increase our net loss in the statement of operations by $31,000. We have also estimated that as of December 31, 2007 a hypothetical decrease of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would decrease the liability by $64,000, net of deferred taxes of $24,000 and would decrease our net loss in the statement of operations by $40,000.

          We have no other material interest rate risks as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income.


Item 8. Financial Statements and Supplementary Data


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solitario Resources Corporation

Wheat Ridge, Colorado

          We have audited the accompanying consolidated balance sheets of Solitario Resources Corporation (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitario Resources Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Solitario Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
/s/ Ehrhardt Keefe Steiner & Hottman PC

March 6, 2008
Denver, Colorado


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,250	$904
Joint venture receivable	4	88
Investments in marketable equity securities, at fair value	5,520	5,176
Prepaid expenses and other	198	219
Total current assets	7,972	6,387
Mineral properties, net	2,704	2,687
Investments in marketable equity securities, at fair value	19,506	15,728
Other assets	248	236
Total assets	$30,430	$25,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 195	$ 163
Deferred income taxes	1,515	1,652
Other	17	17
Total current liabilities	1,727	1,832
Derivative instrument fair value	1,702	-
Deferred income taxes	5,293	4,131
Other	14	31
Commitments and contingencies (Notes 2 and 6)
Minority interest	388	-
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2007 and 2006)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (29,619,492 and 28,689,992 shares issued and outstanding at December 31, 2007 and 2006, respectively)	296	287
Additional paid-in capital	30,836	28,462
Accumulated deficit	(24,067)	(20,156)
Accumulated other comprehensive income	14,241	10,451
Total stockholders' equity	21,306	19,044
Total liabilities and stockholders' equity	$30,430	$25,038

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)	For the year ended December 31,
	2007	2006	2005
Property and joint venture revenue
Joint venture property payments	$100	$ -	$ -
Costs, expenses and other:
Exploration expense, net	3,112	2,942	2,072
Depreciation and amortization	85	49	29
General and administrative	2,966	2,010	576
Management fees to Crown	-	232	423
Unrealized loss on derivative instruments	1,702	5	20
Asset write-downs	20	35	30
Loss on sale of assets	1	3	-
Interest and other, net	(76)	(26)	(52)
Total costs expenses and other	7,810	5,250	3,098
Other income - gain on sale of marketable equity securities	4,085	2,121	-
Other income - Crown dividend payment	-	-	1,275
Loss before minority interest and income taxes	(3,625)	(3,129)	(1,823)
Minority interest in loss of consolidated subsidiary	17	-	-
Loss before income taxes	(3,608)	(3,129)	(1,823)
Income tax expense	(303)	(54)	(257)
Net loss	$(3,911)	$(3,183)	$(2,080)
Basic and diluted loss per common share	$ (0.13)	$ (0.11)	$ (0.08)
Basic and diluted weighted average shares outstanding	29,467	28,422	27,311

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except					Accumulated
Share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2004	24,726,992	$247	$22,132	$(14,893)	$5,030	$12,516
Shares issued:
Cash	2,700,000	27	3,746	-	-	3,773
Option exercise	32,500	1	20	-	-	21
Deferred taxes on option exercises	-	-	11	-	-	11
Comprehensive loss:
Net loss	-	-	-	(2,080)	-	(2,080)
Net unrealized gain on marketable equity Securities (net of tax of $704)	-	-	-	-	1,100	1,100
Comprehensive loss	-	-	-	-	-	(980)
Balance at December 31, 2005	27,459,492	275	25,909	(16,973)	6,130	15,341
Shares issued:
Option exercise	1,230,500	12	982	-	-	994
Deferred taxes on option exercises	-	-	616	-	-	616
Stock Option expense from vesting	-	-	955	-	-	955
Comprehensive income:
Net loss	-	-	-	(3,183)	-	(3,183)
Net unrealized gain on marketable equity Securities (net of tax of $2,763)	-	-	-	-	4,321	4,321
Comprehensive income	-	-	-	-	-	1,138
Balance at December 31, 2006	28,689,992	287	28,462	(20,156)	10,451	19,044
Shares issued:
Option exercise	929,500	9	598	-	-	607
Deferred taxes on option exercises	-	-	1,072	-	-	1,072
Stock Option expense from vesting	-	-	1,018	-	-	1,018
Minority interest	-	-	(404)	-	-	(404)
Minority shareholder equity contribution	-	-	90	-	-	90
Comprehensive income:
Net loss	-	-	-	(3,911)	-	(3,911)
Net unrealized gain on marketable equity securities (net of tax of $1,794)	-	-	-	-	3,790	3,790
Comprehensive loss	-	-	-	-	-	(121)
Balance at December 31, 2007	29,619,492	$296	$30,836	$(24,067)	$14,241	$21,306

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	For the year ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(3,911)	$(3,183)	$(2,080)
Adjustments:
Unrealized loss on derivative instruments	1,702	5	20
Depreciation and amortization	85	49	29
Asset write-downs	20	35	30
Employee stock option expense from vesting	1,018	955	-
Deferred income taxes	303	54	257
Gain on asset and equity security sales	(4,085)	(2,118)	-
Minority interest in loss of consolidated subsidiary	(17)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	158	(164)	279
Accounts payable and other current liabilities	15	(71)	(73)
Due to Crown Resources Corporation	-	(45)	(34)
Net cash used in operating activities	(4,712)	(4,483)	(1,572)
Investing activities:
Additions to mineral interests and other	(37)	(50)	(52)
Other assets	(150)	(119)	(126)
Proceeds from sale of marketable equity securities	5,548	2,442	-
Net cash (used in) provided by investing activities	5,361	2,273	(178)
Financing activities:
Minority shareholder equity contribution	90	-	-
Issuance of common stock	607	994	3,794
Net cash provided by financing activities	697	994	3,794
Net increase (decrease) in cash and cash equivalents	1,346	(1,216)	2,044
Cash and cash equivalents, beginning of year	904	2,120	76
Cash and cash equivalents, end of year	$ 2,250	$ 904	$2,120
Supplemental disclosure of cash flow information:
Deferred taxes on stock option exercises charged to additional paid-in capital	$ 1,072	$ 616	$ 11

See Notes to Consolidated Financial Statements.


1. Business and Summary of Significant Accounting Policies:

Business and company formation

          Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. Solitario has been actively involved in this business since 1993. Solitario recorded revenues from joint venture payments of $100,000 related to the Bongara Project during 2007. Previously, Solitario's last significant revenues were recorded in 2000 upon the sale of the Yanacocha property for $6,000,000.  Future revenues from joint venture payments or the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2007 Solitario had eight exploration properties in Peru, Bolivia, Mexico and Brazil. Solitario is conducting exploration activities in all of those countries.

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

          We have a significant investment in Kinross at December 31, 2007, which consists of 1,342,920 shares of Kinross common stock. Solitario received 1,942,920 shares in exchange for 6,071,626 shares of Crown common stock it owned on the date of the Crown - Kinross merger. During 2007, Solitario sold 400,000 shares of Kinross common stock for proceeds of $5,548,000 and during 2006 Solitario sold 200,000 Kinross common shares for net proceeds of $2,442,000. As of March 6, 2008, Solitario owns 1,242,920 shares of Kinross common stock. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources. In October 2006, we entered into a collar that limits the proceeds on 900,000 shares of Solitario's investment in Kinross common shares, discussed below under "Derivative instruments."

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

Revenue recognition

          Solitario records any proceeds from the sale of property interests subject to joint ventures or shareholder agreements as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue. To the extent such proceeds are made in connection with properties subject to a joint venture or shareholder agreement where no property interests are transferred, the proceeds are recorded as revenue in accordance with the terms of the joint venture or shareholder agreement.

Minority interest

          Solitario records minority interest for the portion of its assets and net loss in any subsidiaries which are less than 100% owned. During 2007, Solitario's share of its investment in its subsidiary Pedra Branca Mineracao, Ltda. ("PBM") was reduced to 85% in accordance with the terms of PBM's Shareholder Agreement. Solitario recorded a minority interest in its statement of financial position of $388,000 as of December 31, 2007 and recorded a credit of $17,000 in its statement of operations for the

Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included


in the preparation of Solitario's financial statements pertain to the recoverability of mineral properties and their future exploration potential, the estimate of the fair value of stock option compensation included in the statement of operations, the ability of Solitario to realize its deferred tax assets, the current portion of Solitario's investment in Kinross shares included in marketable equity securities and the fair value of Solitario's Zero Premium Equity Collar of its holdings of Kinross, discussed below.

Cash equivalents

          Cash equivalents include investments in highly-liquid money-market securities with original maturities of three months or less when purchased. As of December 31, 2007 and 2006, Solitario had concentrations of cash and cash equivalents in excess of federally insured amounts and cash in foreign banks for which there was no US federal insurance.

Mineral properties

          Solitario expenses all exploration costs incurred on its mineral properties, other than acquisition costs, prior to the establishment of proven and probable reserves. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. During the years ended December 31, 2007, 2006 and 2005, Solitario recorded impairments of $20,000, $35,000 and $30,000 of its mineral properties, respectively.

          Solitario's net capitalized mineral properties of $2,704,000 and $2,687,000 at December 31, 2007and 2006, respectively, related to gross land, leasehold and acquisition costs of $3,727,000 and $3,710,000 at December 31, 2007 and 2006, respectively, less accumulated amortization of $1,023,000 at December 31, 2007 and 2006. Solitario has not identified any proven and probable reserves related to its mineral properties. The recoverability of these costs is dependent on, among other things, the potential to sell, joint venture or develop through a joint venture its interests in the properties. These activities are ultimately dependent on successful identification of proven and probable reserves.

Derivative instruments

          Solitario accounts for its derivative instruments as provided in Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133). On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between Solitario and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash) in the amounts of (i) 400,000 shares on April 14, 2009 for a lower threshold price of no less than $13.81 per share (the "Floor Price") and an upper threshold price of no more than $21.77 per share (Cap Price One); (ii) 400,000 shares on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.46 per share ("Cap Price Two"); and (iii) 100,000 shares on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.62 per share ("Cap Price Three"). Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 900,000 shares of the 1,342,920 shares Solitario currently owned, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the Cap Prices during the term of the respective tranches.

          Solitario has not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. Solitario recorded a loss on derivative instrument and related liability of $1,702,000 for the change in the fair market value of the Kinross Collar from its inception to December 31, 2007.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Unrealized changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $25,026,000 and $20,904,000, respectively, and cost of $2,438,000 and $3,900,000, respectively, at December 31, 2007 and 2006. Solitario has accumulated other comprehensive income for unrealized holding gains of $22,588,000 and $17,005,000, respectively, net of deferred taxes of $8,347,000 and $6,554,000, respectively, at December 31, 2007 and 2006 related to our marketable equity securities. Solitario sold 400,000 and 200,000 shares, respectively, of its Kinross common stock during 2007 and 2006 for gross proceeds of $5,548,000 and $2,442,000, respectively.


          The following table represents changes in marketable equity securities (000's).

	2007	2006	2005
Gross cash proceeds	$ 5,548	$ 2,442	$ -
Cost	1,463	321	-
Gross gain on sale included in earnings during the period	4,085	2,121	-
Gross loss on sale included in earnings during the period	-	-	-
Unrealized holding gain arising during the period included in other comprehensive income, net of tax of $3,317, $3,590 and $704	6,352	5,615	1,100
Reclassification adjustment for net losses (gains) included in earnings during the period, net of tax of $1,524, $827 and $0	(2,562)	(1,294)	-

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

Accounting for Uncertainty in Income Taxes

          Solitario adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We also adopted FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No.48" ("FSP FIN 48-1") as of January 1, 2007. FSP FIN 48-1 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The adoption of FIN 48 and FSP FIN 48-1 had no effect on Solitario's financial position or results of operations. See Note 4-Income Taxes.

Earnings per share

          The calculation of basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years ended December 31, 2007, 2006 and 2005. Potentially dilutive shares related to outstanding common stock options of 2,294,500, 2,664,500, and 2,240,000 for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Employee stock compensation plans

          On January 1, 2006 Solitario adopted the revised Statement of Financial Accounting Standard No. 123, "Share Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and requires that the cost be recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options and similar instruments will be measured using option-pricing models adjusted for any unique characteristics of those instruments. Solitario computes the fair value of each option on the date of grant based upon the Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock as well as an estimate of forfeitures. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded stock-based compensation expense could have been materially different from that reported.


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

          All options have a five-year contractual life and vest 25% on the date of the grant and 25% on each anniversary date for the next three years, and become fully vested three years from the date of grant.

          During 2007, Solitario determined the fair value of the 2006 Plan options granted on September 7, 2007, June 14, 2007 and February 8, 2007, respectively, of $976,000, $223,000 and $17,000, using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.94, $2.23, and $1.71 respectively, per share.

          During 2006, we determined the fair value of the 2006 Plan options granted on June 27, 2007 of $2,537,000 using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.53 per share.

Solitario utilized the following assumptions:

Grant Date	9/07/07	6/14/07	2/08/07	6/27/06
Options granted	502,000	100,000	10,000	1,655,000
Option exercise price (Cdn$)	$4.53	$4.38	$5.12	$2.77
Grant date fair value	$976,000	$223,000	$17,000	$2,537,000
Weighted average fair value	$1.94	$2.23	$1.71	$1.53
Risk-free interest rate	4.7%	5.2%	4.8%	5.2%
Expected life (1)	4 yrs	4 yrs	4 yrs	4 yrs
Expected volatility (2)	52%	53%	56%	76%
Exchange rate (Cdn$ to US$) (3)	0.94930	0.93612	0.84551	0.8939
Intrinsic value per share	-	-	-	-

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

          During 2007 and 2006 Solitario has recognized $1,018,000 and $955,000, respectively, in option compensation expense, respectively. This option compensation expense is included in general and administrative expense and Solitario has not capitalized any compensation expense related to its options under the 2006 Plan.

          Options for 12,500 and 17,500 shares, respectively, from the 2006 Plan were exercised during 2007 and 2006, respectively for proceeds of $35,000 and $42,000, respectively. The intrinsic value of the shares exercised during 2007 and 2006 on the date of exercise of options from the 2006 Plan was $27,000 and $30,000, respectively.

          During 2007, an employee resigned and forfeited unexercised an option for 52,500 shares. The remaining unrecognized stock option compensation expense of approximately $50,000 from these forfeited options, originally granted on June 27, 2006, will not be recognized over the remaining vesting period of the options. No options were forfeited during 2006.

          As of December 31, 2007, Solitario has recognized $1,969,000 of option compensation expense for the vesting of the fair value of all option grants which has been included in general and administrative expense. Solitario will recognize the balance of its unrecognized stock options compensation expense of $1,734,000 for its existing stock option grants over the remaining vesting periods at the rate of approximately $230,000 per quarter.

          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). Under this method, compensation cost recognized during the year ended December 31, 2006 includes cost for option grants prior to, but not yet vested as of January 1, 2006, based upon the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123. All options from the 1994 Plan were vested as of December 31, 2006 and no compensation expense was recorded for the 1994 plan during 2007. Solitario recorded a charge of $4,000 as compensation expense, which is included in general and administrative expense for the year ended


December 31, 2006, for options granted pursuant to the 1994 Plan prior to, but not yet vested as of January 1, 2006. Options for 20,625 shares from the 1994 Plan vested during the year ended December 31, 2006 and Solitario recognizes the grant date fair value on a straight-line basis over the vesting period. The results from prior periods have not been restated and accordingly, there was no stock option related compensation expense recorded during the year ended December 31, 2005.

          As of December 31, 2007, Solitario has vested and outstanding options for 110,000 shares of its common stock under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          As of December 31, 2007 Solitario had 110,000 exercisable at Cdn$0.81 per share that expire August 14, 2008. Options from the 1994 Plan for 917,000 shares were exercised during the year ended December 31, 2007 for proceeds of $574,000. The intrinsic value of the shares issued during 2007 on the date of exercise of options from the 2004 Plan was $2,901,000. Options from the 1994 Plan for 1,213,000 shares were exercised during the year ended December 31, 2006 for proceeds of $952,000. The intrinsic value of the shares issued during 2006 on the date of exercise of options from the 2004 Plan was $1,549,000. Options from the 1994 Plan for 32,500 shares were exercised during the year ended December 31, 2005 for proceeds of $21,000. The intrinsic value of the shares issued during 2005 on the date of exercise of options from the 2004 Plan was $8,000. As of December 31, 2007, Solitario has no remaining unrecognized compensation expense, related to unvested stock options granted pursuant to the 1994 Plan.

          Prior to the adoption of SFAS No. 123R, Solitario accounted for certain awards under the 1994 Plan in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share if Solitario had applied the fair value recognition provisions of SFAS No. 123R to options granted under the 1994 Plan for the year ended December 31, 2005:

(in thousands, except per share amounts)	2005
Net loss as reported	$(2,080)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8)
Pro forma net income (loss)	$(2,088)
Basic and diluted net loss per share
As reported	$ (0.08)
Pro forma	$ (0.08)

          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of December 31, 2007, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise price (Cdn$)	Weighted average remaining contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	1,027,000	$0.74
Exercised	(917,000)	$0.73
Outstanding at December 31, 2007	110,000	$0.81	0.6	$503,000
Exercisable at December 31, 2007	110,000	$0.81	0.6	$503,000
2006 Plan
Outstanding, beginning of year	1,637,500	$2.77
Granted	612,000	$4.62
Forfeited	(52,500)	$2.77
Exercised	(12,500)	$2.77
Outstanding at December 31, 2007	2,184,500	$3.29	3.8	$4,476000
Exercisable at December 31, 2007	933,000	$3.07	3.7	$2,121,000

(1)The intrinsic value at December 31, 2007 based upon the quoted market price of Cdn$5.30 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 1.01936 Canadian dollars per United States dollar.


Segment reporting

          Solitario operates in one business segment, minerals exploration. At December 31, 2007, all of Solitario's operations are located in Peru, Bolivia, Brazil and Mexico as further described in Note 2 to these consolidated financial statements.

          Included in the consolidated balance sheet at December 31, 2007 and 2006 are total assets of $3,407,000 and $2,854,000, respectively, related to Solitario's foreign operations, located in Bolivia, Brazil, Peru and Mexico. Included in mineral properties, net in the consolidated balance sheet at December 31, 2007 and 2006 are net capitalized costs related to the Pedra Branca Property, located in Brazil, of $2,607,000. Solitario is not aware of any foreign exchange restrictions on its subsidiaries located in foreign countries.

Recent accounting pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 151 for consistency with the requirements of FASB statement No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Solitario has not yet determined the impact of adopting SFAS No. 159 on its financial position, results of operations or cash flows.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, "Business Combinations (revised 2007)," ("SFAS No. 141R") SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. Solitario has not yet determined the impact, if any, of adopting SFAS No. 141R on its financial position, results of operations or cash flows.

          In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option For Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for Solitario as of January 1, 2008. Solitario has not yet determined the impact of adopting SFAS No. 159 on its financial position, results of operations or cash flows.

          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" (SFAS No. 157"). SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the most advantageous market for the asset or liability. SFAS No. 157 clarifies that the transaction to sell an asset or transfer a liability is a hypothetical transaction at a measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 states that fair value is a market-based measurement, not an entity specific measurement and that market assumptions should be based upon independent observations of the reporting entity about market participant assumptions. SFAS No. 157 states that market participant assumptions should include risk, restrictions on asset sales, non-performance risk, but that quoted market prices for financial instruments should not be adjusted for the size of a position relative to trading volume (block discounts). SFAS No. 157 expands disclosures about, among other things, the use of fair value to measure assets and liabilities in interim and annual periods, including the use of unobservable inputs, and the effect of fair value on earnings and changes in net assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Solitario has not yet determined the impact of adopting SFAS No. 157 on its financial position, results of operations or cash flows.

2. Mineral Properties:

          Solitario's mineral properties consist of use rights related to exploration stage properties, and the value of such assets is primarily driven by the nature and amount of economic mineral ore believed to be contained, or potentially contained, in such properties. The amounts capitalized as mineral properties include concession and lease or option acquisition costs. Capitalized costs related to a mineral property represent its fair value at the time it was acquired. Solitario has no production (operating) or development stage mineral properties nor any interests in properties that contain proven or probable reserves. Solitario's exploration stage mineral properties represent interests in properties that Solitario believes have exploration potential that is not associated with any other production or development stage property. Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.


          The following represents Solitario's investment in mineral properties:
(in thousands)	December 31,
	2007	2006
Mineral interests	$3,727	$3,710
Accumulated amortization	(1,023)	(1,023)
Net mineral interests	$2,704	$2,687

          Solitario classifies its interest in mineral properties as Mineral Properties, net (tangible assets) pursuant to Emerging Issues Task Force No. 04-2 ("EITF No. 04-2"). Prior to adoption of EITF 04-2 in April 2004, we classified our interests in mineral properties as intangible assets, Mineral Interests, net and recorded amortization of the intangible asset. Pursuant to EITF 04-2, we no longer amortize our interest in Mineral Properties, net.

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

          (a)     Bongara

          Solitario acquired the initial Bongara exploration concessions in 1993. The current holdings consist of a 100% interest concessions covering approximately 6,000 hectares in northern Peru (the "Bongara project").

          On August 15, 2006 Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), on Solitario's 100%-owned Bongara zinc project. On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to, and replacing, the previously signed Bongara Letter Agreement with Votorantim Metais ("Votorantim"). Solitario's and Votorantim's property interests will be held through the ownership of shares in a joint operating company that holds a 100% interest in the mineral rights and other project assets. Solitario currently owns 100% of the shares in this company (Minera Bongará S.A.).

          Votorantim can earn up to a 70% shareholding interest in the joint operating company by funding an initial $1.0 million exploration program (completed), by completing future annual exploration and development expenditures, by making a cash payment of $100,000 on August 15, 2007 (completed) and further payments to Solitario of $200,000 on all subsequent anniversaries until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Votorantim any time after the first year commitment by committing to place the project into production based upon a feasibility study. Additionally, Votorantim, in its sole discretion, may elect to terminate the option to earn the 70% interest at any time after the first year commitment. The agreement calls for Votorantim to have minimum annual exploration and development expenditures of $1.5 million in each of years two and three, and $2.5 million in all subsequent years until a minimum of $18.0 million has been expended by Votorantim. Votorantim will act as project operator. Once Votorantim has fully funded its $18.0 million work commitment and committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest through production. Solitario will repay the loan facility through 50% of Solitario's cash flow distributions from the joint operating company.

          (b)     Yanacocha Royalty property

          The Yanacocha royalty property consists of 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. In January 2005, Solitario signed an Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont Peru") to modify the net smelter return ("NSR") royalty on the Yanacocha Royalty property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. The amended royalty provides for a sliding scale royalty which pays a maximum of 5.75% joint government of Peru plus Solitario royalty when the gold price is greater than $400 per ounce. Solitario may receive up to a 5% royalty, however that royalty to Solitario is reduced by any royalty paid to the government of Peru, which is currently between one and two percent. In addition to amending the NSR royalty schedule, the Letter Agreement committed Newmont Peru to a long-term US$4.0 million work commitment on Solitario's royalty property and provides Solitario access to Newmont Peru's future exploration results on an annual basis. The Yanacocha royalty amendment and work commitment Letter Agreements were subsequently replaced by a definitive agreement with the same terms. Newmont has not reported reserves on the Yanacocha property and Solitario has not received any royalty income from Newmont.


          (c)     La Tola Royalty property

          In October 2003, Solitario acquired the La Tola project in southern Peru to explore for gold and possibly silver. Solitario retained one claim covering 1,000 hectares. In August 2007 Solitario signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to Solitario's benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSM has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached.

          (d)     Santiago

          In February of 2007, Solitario acquired 5,600 hectares of 100%-owned mineral rights through concessions for its Santiago property in southern Peru. Solitario capitalized $17,000 during the year ended December 31, 2007 in lease acquisition costs related to these concessions. The Santiago project consists of a single property block where previous surface sampling of rocks identified anomalous concentrations of gold in altered Tertiary volcanic rocks. Solitario is currently conducting additional surface sampling and geological mapping to determine if the project warrants drill testing.

          (e)     Chambara

          In September of 2006, Solitario acquired 5,200 hectares of 100%-owned mineral rights through concessions for its Chambara property (formerly called the Amazonas property) in northern Peru. Solitario capitalized $17,000 during the year ended December 31, 2007 in lease acquisition costs related to new concessions covering an additional 5,600 hectares at the Amazonas project. The Amazonas project consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon, discussed above under the Bongará zinc property above. We may seek a joint venture partner for the property during 2008.

          (f)     Newmont Strategic Alliance

          On January 18, 2005, Solitario signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). Prior to the definitive agreement, Solitario had signed a Letter of Intent on November 17, 2004, with Newmont Exploration. Concurrent with the signing of the Alliance Agreement, Newmont Mining Corporation of Canada ("Newmont Canada") purchased 2.7 million shares of Solitario (approximately 9.9% equity interest) for Cdn$4,590,000. As part of the Alliance Agreement Solitario is committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and Solitario. As of December 31, 2007, Solitario has spent approximately $1,616,000 of this commitment. If Solitario has not spent the $3,773,000, by January 18, 2009, Newmont may elect to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. Newmont may also elect to become the manager of the Alliance Agreement and direct and spend up to the $3,773,000 qualified exploration expenditures using Solitario funds. If Solitario acquires properties within Alliance Project Areas and meet certain minimum exploration expenditures, Newmont Exploration will have the right to joint venture acquired properties and earn up to a 75% interest by taking the project through feasibility and financing Solitario's retained 25% interest into production. Newmont Exploration may elect to earn a lesser interest or no interest at all, in which case it would retain a 2% net smelter return royalty. Newmont Exploration also has a right of first offer on any non-alliance Solitario property in South America, acquired after the signing of the Alliance Agreement, that Solitario may elect to sell an interest in, or joint venture with a third party.

          As of December 31, 2007 Solitario has identified three property positions that fall within the currently defined Strategic Alliance area. These include the Cajatambo, Excelsior and Twin Lakes properties. The Twin Lakes property was staked in 2007, while the Cajatambo and Excelsior properties were staked in early 2008.

          Solitario capitalized $3,000 during the year ended December 31, 2007 in lease acquisition costs related to the Twin Lakes property. The Twin Lakes property consists of one concession totaling 1,000 hectares. The geology of the property consists of Tertiary volcanics cut by a system of parallel quartz veins. Veins are up to two meters wide and can be traced along strike up to 1.2 kilometers. The veins are polymetallic in character, within a low-sulfidation environment.

Brazil

          (a)     Pedra Branca

         In October 2000, Solitario recorded $3,627,000 in mineral interest additions for the Pedra Branca project in connection with the acquisition of Altoro Gold Corp. ("Altoro").   At December 31, 2007, the Pedra Branca project consisted of 124 exploration concessions totaling approximately 178,514 hectares in Ceará State, Brazil. We have applied to the National Department of Mineral Production ("DNPM") to convert five exploration concessions to mining concessions. These applications are under review by the DNPM. Pedra Branca do Mineração S.A., an 85%-owned subsidiary of Solitario incorporated in Brazil, holds 100%-interest in all concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.


          On January 28, 2003, Solitario entered into a Letter Agreement with Anglo Platinum Ltd. ("Anglo Platinum") whereby Anglo Platinum could earn various incremental interests, in Pedra Branca do Mineracao up to a 65% interest, by making annually increasing exploration expenditures totaling $7.0 million, completing a bankable feasibility study, or spending an additional $10 million on exploration and development, whichever occurred first, and arranging financing to put the project into commercial production. On July 14, 2006, Solitario signed the Pedra Branca Framework Agreement with Anglo Platinum to establish and govern Pedra Branca Do Mineracao S.A., ("PBM") the corporate entity that now holds 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration.

          On April 24, 2007, Solitario signed the definitive agreement, the Shareholders Agreement, relating to the Pedra Branca Project in Brazil, (the "Shareholders Agreement") pursuant to the previously signed Pedra Branca Letter Agreement with Anglo Platinum for the exploration and development of the Pedra Branca Project. The Shareholders Agreement provides for Solitario and Anglo Platinum property interests to be held through the ownership of shares PBM that holds a 100% interest in the mineral rights and other project assets. As part of the agreement, Anglo Platinum earned a 15% interest in PBM as of September 30, 2007, as a result of spending a total of $2.25 million on exploration at Pedra Branca. Additionally, the Shareholders Agreement provides that Anglo Platinum may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($4.75 million in addition to the $2.25 million spent as of September 30, 2007) at Pedra Branca by June 30, 2010. However, Anglo Platinum is not required to fund any future exploration expenditures. Anglo Platinum can earn an additional 9% interest in PBM (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for 100% financing to put the project into commercial production.

          As part of the Shareholders Agreement, Solitario entered into a Services Agreement with Anglo Platinum whereby Solitario (and/or our subsidiaries) would act as an independent contractor directing the exploration and administrative activities for PBM and its shareholders. Under the Services Agreement, Solitario receives a 5% management fee based upon total expenditures. During 2007 we received $52,000 of management fees included as joint venture reimbursements discussed below under exploration expense.

          During 2007, seventy-seven (77) new concessions were added totaling 133,149 hectares. Land payments for 2008 are projected to be approximately $186,000 including annual claim maintenance payments and smaller surface rights payments to local landowners. This amount may change due to the reduction or addition of properties, or a change in the currency exchange rate.

          (b)     Mercurio

          In September 2005, Solitario completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  An initial payment of 20,000 Brazilian Reais (approximately $7,000) was paid on signing of the agreement and the next payment of 36,000 Reais (approximately $12,000) was made in 2005 on signing of a definitive agreement upon conversion of the existing washing claims to exploration claims.  Further payments are required upon the conversion of garimpeiro licenses to exploration claims which occurred in the third quarter of 2006.  During 2007 payments totaled approximately $55,000. To purchase the property, an escalating scale of payments totaling 780,000 Reais (approximately $350,000) are required over a sixty month period.  A net smelter return of 1.5% is retained by the owner.  This NSR can be extinguished with a payment of 2,300,000 Reais (approximately $1,220,000).  All payments are indexed to inflation as of the signing of the agreement.  The owner of the mineral rights also owns the surface rights, the use of which is included in the exploration of the property.  On completion of all payments we will receive title to 1,500 hectares of surface rights.  Solitario may terminate the agreement at any time at our sole discretion.  Solitario completed a second phase of extensive soil sampling and auger testing of soils over selected portions of the property during the first half of 2006 and core drilling of eleven holes totaling 1,596 meters during the third quarter of 2006 for which assay results have been received and are under review.  A third round of drilling began in late 2007 and was completed by the end of February 2008 for which assays are pending.

Bolivia

          (a)     Triunfo

          The 256-hectare Triunfo poly-metallic exploration property in Bolivia was acquired in 2003. Lease obligations were renegotiated in 2006 providing for a payment of $12,000, which was paid in July of 2006, a payment of $35,000, which was paid in June 2007 and a payment of $45,000 due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. Solitario is reviewing the results and may plan another round of drilling during 2008.


Mexico

          (a)     Pachuca

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

          On September 25, 2006 Solitario signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation. The Venture Agreement calls for a firm work commitment by Newmont of $2.0 million over the next 18 months. Work commitments over the first 4.5 years total $12.0 million.

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

Discontinued Projects

          (a)     Corazon / Conception del Oro

          In September 2005, Solitario signed an agreement with a private Mexican mineral concession holder allowing Solitario to enter into lease options on four separate properties located throughout central Mexico, which included the Corazon gold property (formerly called the Concepcion del Oro property), located in the Conception del Oro mining district near the city of Mazapil in the state of Zacatecas. The Corazon property consists of 35 concessions totaling approximately 1,420 hectares. As a result of ongoing geologic and exploration activities including mapping and sampling, Solitario made the decision to drop its interest in the Corazon property. Solitario recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during 2007.

          (b)     La Purisima

          The La Purisima gold property is located near the city of Tepic in the state of Navarit in Mexico and consists of six concessions totaling 600 hectares. As a result of ongoing geologic and exploration activities during the first three months of 2007, Solitario made the decision to drop its interest in the La Purisima project. Solitario recorded property abandonment and impairment expense of $5,000 related to the write-off of the capitalized costs on this property during 2007.

          (c)     Titicayo

          On March 31, 2006, Solitario signed a lease agreement with a private Bolivian company to lease certain concessions covering approximately 1,300 hectares, which comprise the Titicayo silver project in Bolivia. In 2007, Solitario completed a five-hole 1,031-meter core drilling program to test silver bearing vein observed at surface at deeper levels. Although all five drill holes intersected anomalous silver concentrations, Solitario does not believe further exploration would enhance its results. Consequently, Solitario recorded property abandonment and impairment expense of $10,000 related to the write-off of the capitalized costs on this property during 2007.


Exploration Expense

          The following items comprised exploration expense:

(in thousands)	2007	2006	2005
Geologic, drilling and assay	$1,569	$1,370	$923
Field expenses	1,369	995	727
Administrative	1,216	842	522
Joint venture reimbursement	(1,042)	(265)	(100)
Total exploration expense	$3,112	$2,942	$2,072

          On September 30, 2007, Anglo earned a 15% interest in PBM, discussed above under Pedra Branca. As a result of earning this minority interest, funding of PBM exploration expenses by Anglo are no longer recorded as joint venture reimbursements but are recorded as equity contributions to Solitario's additional paid-in capital for Solitario's 85% of the funding by Anglo. Additionally, we record minority interest in the statement of operations for Anglo's share of PBM income or loss. During 2007, subsequent to September 30, 2007, we received a cash payment for funding of PBM exploration expenses from Anglo of $90,000 and we recorded a credit of $17,000 in the statement of operations for Anglo's share of PBM's loss from September 30, 2007 until December 31, 2007.

3. Related party transactions:

Crown Resources Corporation

          Crown provided management and technical services to Solitario under a management and technical services agreement originally signed in April 1994 and modified in April 1999, December 2000 and July 2002. The agreement was terminated on August 31, 2006 upon the completion of the Crown - Kinross merger. Under the modified agreement Solitario was billed by Crown for services at 25% of Crown's corporate administrative costs for executive and technical salaries, benefits and expenses, 50% of Crown's corporate administrative costs for financial management and reporting salaries, benefits, expenses and 75% of Crown's corporate administrative costs for investor relations salaries, benefits and expenses. In addition, Solitario reimbursed Crown for direct out-of-pocket expenses. These allocations were based upon the estimated time and expenses spent by Crown management and employees on both Crown activities and Solitario activities. Solitario's management believed these allocations were reasonable and the allocations were periodically reviewed by its management and approved by independent Board members of both Crown and Solitario. Management service fees were billed monthly, due on receipt and were generally paid within thirty days. Solitario did not incur any management service fees during 2007. The management service fees were $232,000, and $423,000 for the years ended December 31, 2006 and 2005, respectively.

Kinross Merger Agreement

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

          Christopher E. Herald, -, III were directors of both Crown and Solitario until August 31, 2006 when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Stephen Webster and Brian Labadie were directors of both Crown and Solitario from June 27, 2006 to August 31, 2006, when they resigned as directors of Crown upon the completion of the Crown - Kinross merger. Christopher E. Herald, James R. Maronick and Walter H. Hunt were officers of both Crown and Solitario until August 31, 2006 when they resigned as officers of Crown upon the completion of the Crown - Kinross merger.


Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario has charged $80,000 for consulting expense, related to the agreement, included in general and administrative expense for the year ended December 31, 2007 compared to $27,000 for the year ended December 31, 2006. Solitario will amortize the remaining balance of prepaid consulting fees of $53,000, included in current assets as of December 31, 2007, during 2008.

TNR Gold Corp.

          On July 24, 2006, Solitario exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. Solitario recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. Solitario received this warrant in July 2004 when it exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The 2004 transaction was accounted for as a sale of Solitario's previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2007, Solitario does not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. Solitario recorded a loss on derivative instruments of $5,000, and $20,000, for the decrease in the value of its warrants during the years ended December 31, 2006 and 2005, respectively. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

Crown Spin-off

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

4. Income Taxes:

          Solitario's income tax expense consists of the following as allocated between foreign and United States components:
(in thousands)	2007	2006	2005
Deferred:
United States	$ (1,288)	$ (492)	$ 31
Foreign	86	-	-
Operating loss and credit carryovers:
United States	1,591	546	226
Foreign	(86)	-	-
Income tax expense	$ 303	$ 54	$ 257

          Consolidated income (loss) before income taxes includes losses from foreign operations of $3,872,000 $3,286,000, and $2,476,000, in 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, Solitario recognized income tax deductions of $2,874,000, $1,579,000, and $28,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $1,072,000, $616,000, and $11,000, respectively, for the income tax benefit of these deductions during 2007, 2006 and 2005.

          During 2007, 2006 and 2005, Solitario recognized other comprehensive income related to unrealized gains on marketable equity securities of $9,669,000, $9,205,000, and $1,804,000, respectively. Other comprehensive income has been charged $3,317,000, $3,590,000, and $704,000, respectively, for the income tax expense associated with these gains. During 2007 and 2006, Solitario transferred unrealized gain of $4,085,000 and $2,121,000, respectively from other comprehensive income upon the sale of 400,000 and 200,000 shares, respectively, of Kinross common stock, less income tax of $1,524,000 and 827,000, respectively, associated with these unrealized gains.


          The net deferred tax assets/liabilities in the December 31, 2007 and 2006 consolidated balance sheets include the following components:
(in thousands)	2007	2006
Deferred tax assets:
Net operating loss (NOL) carryovers	$ 7,032	$ 6,543
Stock option compensation expense	556	373
Royalty	1,492	1,560
Derivative instruments	635	-
Other	24	50
Valuation allowance	(6,436)	(5,320)
Total deferred tax assets	3,303	3,206
Deferred tax liabilities:
Unrealized gain on derivative securities	835	1,467
Exploration costs	845	870
Unrealized gains on marketable equity securities	8,425	6,632
Other	6	20
Total deferred tax liabilities	10,111	8,989
Net deferred tax liabilities	$6,808	$5,783

          At December 31, 2007 and 2006, Solitario has classified $1,515,000 and $1,652,000, respectively, of its deferred tax liability as current, related to the current portion of its investment in Kinross common stock.

          A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the expense (benefit) for income taxes is as follows:
(in thousands)	2007	2006	2005
Expected income tax expense (benefit)	$(1,227)	$(1,064)	$ (620)
Non-deductible foreign expenses	(12)	122	202
Foreign tax rate differences	53	38	25
State income tax	23	7	33
Change in enacted tax rates	191	-	-
Change in valuation allowance	1,116	957	609
Permanent differences and other	159	(6)	8
Income tax expense (benefit)	$ 303	$ 54	$ 257

          During 2007, 2006 and 2005, the valuation allowance was increased by $1,116,000, $957,000, and $609,000, respectively primarily as a result of increases in net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized.

          At December 31, 2007, Solitario has unused US Net Operating Loss ("NOL") carryovers of $3,331,000 which begin to expire commencing in 2012. Solitario also has foreign NOL carryovers at December 31, 2007 of $17,708,000 that begin to expire four years after the first year in which taxable income arises. In connection with the Bankruptcy of Crown and Solitario's acquisition of Altoro Gold Corp., Solitario had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the resulting annual limitation on the amount of future taxable income in the United States available to be offset by Solitario's carryovers is approximately $614,000 per year.

          On January 1, 2007, Solitario adopted the provisions of FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that Solitario recognize in our consolidated financial statements, only those tax positions that are "more-likely-than-not" of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, Solitario performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. The provisions of FIN 48 had no effect on Solitario's financial position, cash flows or results of operations at either January 1, 2007 or December 31, 2007 as Solitario had no unrecognized tax benefits.

          Solitario and its subsidiaries are subject to the following material taxing jurisdictions: United States Federal, State of Colorado, Mexico, Peru and Brazil. The tax years that remain open to examination by the United States Internal Revenue Service are years 2004 through 2007. The tax years that remain open to examination by the State of Colorado are years 2003 through 2007. The tax years that remain open to examination by Mexico are years 2005 through 2007. All tax years remain open to examination in Peru and Brazil. Solitario's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. Solitario has no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2007.


5. Fair Value of Financial Instruments:

          For certain of Solitario's financial instruments, including cash and cash equivalents, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities are carried at their estimated fair value based on quoted market prices.

          The fair value of the Kinross shares was $24,710,000 and $20,706,000 at December 31, 2007 and 2006, respectively. The fair value of the TNR shares was $316,000 and $198,000 at December 31, 2007 and 2006, respectively.

          The fair value of the Kinross Collar at December 31, 2007 was $1,702,000, recorded as a liability and a loss on derivative instrument of the same amount in the statement of operations based upon a determination of Solitario using a Black-Scholes option pricing model and an evaluation of what a willing buyer and willing seller would exchange the Kinross Collar for in an arm's-length transaction. Solitario used independent inputs to its Black-Scholes option pricing model for the market price of a share of Kinross common stock, the historical volatility of Kinross common stock, the risk-free interest rate and the life of the collar for each of the Floor Price and Cap Price in the Kinross Collar discussed above in Note 1.

6. Commitments and Contingencies

          In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2. Solitario estimates its 2008 mineral property rental and option payments to be approximately $340,000. If Solitario's current joint venture partners elect to continue funding their respective joint ventures throughout the remainder of 2008, Solitario would be reimbursed for approximately $190,000 of those costs.

          Solitario is required to spend $3,773,000 on Alliance Properties as discussed above under "Newmont Alliance" over the four years ended January 18, 2009 on gold exploration in regions that are mutually agreed upon by Newmont Exploration and Solitario. As of December 31, 2007, we have expended $1,616,000 of the total commitment of $3,773,000. If Solitario has not spent the $3,773,000, by January 18, 2009, Newmont may elect to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. Newmont may also elect to become the manager of the Alliance Agreement and direct and spend up to the $3,773,000 qualified exploration expenditures using Solitario funds.

          Solitario has entered into certain month-to-month office leases for its field offices in Peru, Mexico and Brazil. The total rent expense for these offices during 2007, 2006 and 2005 was approximately $42,000, $28,000, and $36,000, respectively. In addition, Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for minimum annual rent payments of $38,000 in 2008.

7. Stock Option Plans:

          The activity in the 1994 Plan and the 2006 Plan for the three years ended December 31, 2007 is as follows:
	2007		2006		2005
	Options	Weighted Average Exercise Price(Cdn$)	Options	Weighted Average Exercise Price (Cdn$)	Options	Weighted Average Exercise Price (Cdn$)
1994 Plan
Outstanding, beginning of year	1,027,000	$0.74	2,240,000	$0.82	2,272,500	0.82
Exercised	(917,000)	$0.73	(1,213,000)	$0.90	(32,500)	0.75
Outstanding, end of year	110,000	$0.81	1,027,000	$0.74	2,240,000	0.82
Exercisable, end of year	110,000	$0.81	1,027,000	$0.74	2,219,375	0.83
2006 Plan
Outstanding, beginning of year	1,637,500	$2.77	-	-	-	-
Granted	612,000	$4.62	1,655,000	$2.77	-	-
Forfeited	(52,500)	$2.77	-	-	-	-
Exercised	(12,500)	$2.77	(17,500)	$2.77	-	-
Outstanding, end of year	2,184,500	$3.29	1,637,500	$2.77	-	-
Exercisable, end of year	933,000	$3.07	396,250	$2.77	-	-

          The following table summarizes Solitario's stock options as of December 31, 2007:
Options Outstanding			Options Exercisable
Exercise price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price(Cdn$)	Number Exercisable	Weighted Average Exercise Price(Cdn$)
1994 Plan
Cdn$0.81	110,000.6		$0.81	110,000	$0.81
2006 Plan
Cdn$2.77	1,572,500	2.5	$2.77	780,000	$2.77
Cdn$4.38	10,000	3.9	$4.38	2,500	$4.38
Cdn$5.12	100,000	4.5	$5.12	25,000	$5.12
Cdn$4.53	502,000	4.7	$4.53	125,500	$4.53
	2,184,500	3.8	$3.29	933,000	$3.07

8. Stockholders' Equity:

          During 2007 options for 929,500 shares of Solitario common stock were exercised for proceeds of $607,000 and during 2006 options for 1,230,500 shares of Solitario common stock were exercised for proceeds of $994,000.

9. Selected Quarterly Financial Data (Unaudited):
(in thousands)	2007
	March 31, (1)(2)	June 30, (2)	Sept. 30, (1)(2) (3)	Dec. 31, (1)(2)(4
Revenue	$ -	$ -	$ 100	$ -
Net income (loss)	$ 373	$ (1,099)	$ (909)	$ (2,276)
Earnings (loss) per share: Basic and diluted	$ 0.01	$ (0.04)	$ (0.03)	$ (0.07)
Weighted shares outstanding: Basic Diluted	29,028 30,228	29,607 29,607	29,607 29,607	29,617 29,617

(in thousands)	2006
	March 31,	June 30,	Sept. 30, (5)	Dec. 31, (5)(6)
Net loss	$ (621)	$ (1,225)	$ (550)	$ (787)
Loss per share: Basic and diluted	$ (0.02)	$ (0.04)	$ (0.02)	$ (0.03)
Weighted shares outstanding: Basic and diluted	27,976	28,512	28,557	28,626

(1)   Solitario sold 200,000 shares of Kinross common stock in the first quarter for proceeds of 2,645,000 and a gain of $2,068,000, sold 100,000 shares of Kinross common stock in the third quarter for proceeds of $1,332,000 and a gain of $889,000, and sold 100,000 shares of Kinross common stock in the fourth quarter for proceeds of $1,571,000 and a gain of $1,128,000.
(2)   Exploration expense increased from $393,000 in the first quarter to $659,000 in the second quarter to $846,000 in the third quarter to $1,214,000 in the fourth quarter, contributing to the increasing loss by quarter after consideration of the Kinross stock sales in the first, third and fourth quarters discussed above.
(3)   In the third quarter Solitario received a payment of $100,000 in joint venture revenue on its Bongará project in Peru.
(4)   In the fourth quarter, we recognized $1,702,000 derivative loss on the Kinross Collar, which contributed to the increased loss in the quarter.
(5)   Solitario sold a total of 200,000 shares of Kinross common stock, 100,000 shares in the third quarter for proceeds of $1,206,000 and a net gain of $1,046,000 and 100,000 shares in the fourth quarter for proceeds of $1,236,000 and a net gain of $1,076,000.
(6)  General and administrative costs increased during the fourth quarter as a result of the termination of the Crown management agreement and Solitario assuming all costs which were previously shared with Crown.

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

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Internal control over financial reporting

         The management of Solitario is responsible for maintaining effective internal controls over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, through our Audit Committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. These include procedures that (i) pertain to maintenance of records in reasonable detail to accurately reflect our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that Solitario's internal control over financial reporting was effective as of December 31, 2007. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

          In connection with Solitario's development, documentation and implementation of internal controls, within the quarter ended December 31, 2007 Solitario implemented certain changes to internal control over financial reporting, as defined in Rules 13a -15, which effect the internal control over financial reporting related to controls over its treasury management and control functions primarily related to its foreign bank deposits and transfers.

Item 9A(T). Controls and Procedures

Not Applicable

Item 9B. Other Information

None


PART III

Item 10 Directors, Executive Officers and Corporate Governance

          The information required under Item 10 is incorporated herein by reference to the information set forth under the following sections in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007 pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "2008 Proxy"):

Election of Directors"

    "Executive and Director Compensation"

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the information set forth under the following sections of the 2008 Proxy:

"Executive and Director Compensation"
"Compensation Discussion and Analysis"
"Summary Compensation Table"
"Grants of Plan Based Awards"
"Outstanding Equity Awards at Fiscal Year End"
"Option Exercises and Stock Vested"
"Election of Directors"

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information with respect to Item 12 is incorporated herein by reference to the information set forth under the following section of the 2008 Proxy:

"Compensation Plans"
"Security Ownership of Certain Beneficial Owners"

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information with respect to Item 13 is incorporated herein by reference to the information set forth under the following section of the 2008 Proxy:

"Certain Relationships and Related Transactions"
"Election of Directors"
Item 14. Principal Accounting Fees and Services

          The information required under Item 14 is incorporated herein by reference to the information set forth under the following section of the 2008 Proxy:

     "Principal Accountant Fees and Services"


PART IV

Item 15. Exhibits, Financial Statement Schedules

     The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

      The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007, and December 31, 2006
Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006, and December 31, 2005
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, December 31, 2006, and December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006,

and December 31, 2005
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

SOLITARIO RESOURCES CORPORATION
By:	/s/ James R. Maronick
Chief Financial Officer
Date:	March 10, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Christopher E. Herald	Principal Executive Officer and Director	March 10, 2008
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick	Principal Financial and Accounting Officer	March 10, 2008
James R. Maronick Chief Financial Officer
/s/ Steven A. Webster
Steven A. Webster
/s/ Mark E. Jones, III
Mark E. Jones, III
/s/ Brian Labadie	A majority of	March 10, 2008
Brian Labadie	the Board of
/s/ Leonard Harris	Directors
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
10.1

Solitario Resources Corporation 2006 Stock Option Incentive Plan (As Amended), an amendment of the Solitario Resources Corporation 2006 Stock Option Incentive Plan, incorporated by reference to Exhibit A to Solitario's Proxy Statement Pursuant to Section 14(a) filed on April 30, 2007)

10.2	Solitario Resources Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Solitario's Form 10/A filed on July 1, 2004)
10.3

First Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 15, 1995 increasing the number of shares available for grant under the plan from 1,100,000 to 1,170,000 (incorporated by reference to Exhibit 10.7 to Solitario's Form 10/A filed on July 1, 2004)

10.4

Second Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 11, 1996 increasing the number of shares available for grant under the plan from 1,170,000 to 1,386,000 (incorporated by reference to Exhibit 10.8 to Solitario's Form 10/A filed on July 1, 2004)

10.5

Third Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated April 16, 1997 increasing the number of shares available for grant under the plan from 1,386,000 to 1,536,000 (incorporated by reference to Exhibit 10.9 to Solitario's Form 10/A filed on July 1, 2004)

10.6

Fourth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 4, 1999 increasing the number of shares available for grant under the plan from 1,536,000 to 1,936,000 (incorporated by reference to Exhibit 10.10 to Solitario's Form 10/A filed on July 1, 2004)

10.7

Fifth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 1,936,000 to 2,336,000 (incorporated by reference to Exhibit 10.11 to Solitario's Form 10/A filed on July 1, 2004)

10.8

Sixth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 2,336,000 to 3,136,000 (incorporated by reference to Exhibit 10.12 to Solitario's Form 10/A filed on July 1, 2004)

10.9

Seventh Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 26, 2002 increasing the number of shares available for grant under the plan from 3,136,000 to 3,736,000 (incorporated by reference to Exhibit 10.13 to Solitario's Form 10/A filed on July 1, 2004)

10.10

Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.11

Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.12

Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

10.13

Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007. (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.14

Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007. (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.15

Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.16

Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Bongara project in Peru between Minera Bongara S.A., Minera Solitario Peru S.A.C, Solitario Resources Corporation, and Votorantim Metais - Cajamarquilla S.A dated March 24, 2007. (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.17

Shareholders Agreement relating to the Pedra Branca Project in Brazil, between Anglo Platinum Brasil, S.A. and Altoro Mineracao, LTDA and Pedra Branca do Brasil Mineraxo S.A. and Rustenburg Platinum Mines Limited and Solitario Resources Corporation dated April 24, 2007. (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on October 4, 2007)

10.18

Master Agreement for Equity Collars between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007, providing the terms and conditions for entering a Zero-Premium Equity Collar on 900,000 shares of Kinross common stock pledged by Solitario. (incorporated by reference to Exhibit 10.1 to Solitario's Form 10-Q filed on November 8, 2007)

10.19

Pledge and Security Agreement between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007 providing the terms and conditions to allow for the pledge by Solitario of 900,000 shares of Kinross common stock pursuant to a Master Agreement for Equity Collars dated of the same day. (incorporated by reference to Exhibit 10.2 to Solitario's Form 10-Q filed on November 8, 2007)

10.20

Single Pay Collar Confirmations between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT dated October 12, 2007 for the pledge of 900,000 shares of Kinross common stock pursuant to the Master Agreement for Equity Collars and the Pledge and Security Agreement, filed above in item 10.1 and 10.2 respectively, setting the trade and termination date, upper and lower threshold prices, number of shares and other terms and conditions of three equity collars entered into on the same date. (incorporated by reference to Exhibit 10.3 to Solitario's Form 10-Q filed on November 8, 2007)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)
21.1	Subsidiaries of Solitario Resources Corporation
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.