Form 10-Q
period 2008-03-31
SOLITARIO RESOURCES CORP
filed 2008-05-07
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	[ ]	NO	[ X]

          There were 29,633,992 shares of $0.01 par value common stock outstanding as of May 5, 2008.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	March 31,	December 31,
except per share amounts)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,694	$2,250
Joint venture receivable	-	4
Investments in marketable equity securities, at fair value	6,633	5,520
Prepaid expenses and other	268	198
Total current assets	9,595	7,972
Mineral properties, net	2,780	2,704
Investments in marketable equity securities, at fair value	21,170	19,506
Other assets	227	248
Total assets	$33,772	$30,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 83	$ 195
Deferred income taxes	2,307	1,515
Other	16	17
Total current liabilities	2,406	1,727
Derivative instrument fair value	3,569	1,702
Deferred income taxes	5,425	5,293
Other	10	14
Commitments and contingencies
Minority Interest	340	388
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding March 31, 2008 and December 31, 2007)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,633,992 and 29,619,492 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	296	296
Additional paid-in capital	31,122	30,836
Accumulated deficit	(25,656)	(24,067)
Accumulated other comprehensive income	16,260	14,241
Total equity	22,022	21,306
Total liabilities and stockholders' equity	$33,772	$ 30,430

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands except per share amounts)	Three months ended March 31,
	2008	2007
Costs, expenses and other:
Exploration expense	$ 1,021	$ 393
Depreciation and amortization	25	20
General and administrative	864	726
Asset write downs	-	5
Unrealized loss on derivative instruments	1,867	-
Interest and dividend income	(73)	(11)
Gain on sale of assets	(15)	-
Total costs, expenses and other	(3,689)	(1,133)
Other income -gain on the sale of marketable equity securities	1,787	2,068
Income (loss) before minority interest and income taxes	(1,902)	935
Minority interest in subsidiary	48	-
Income (loss) before income taxes	(1854)	935
Income tax (expense) benefit	265	(562)
Net income (loss)	$(1,589)	$ 373
Earnings (loss) per common share:
Basic	$(0.05)	$ 0.01
Diluted	$(0.05)	$ 0.01
Weighted average shares outstanding:
Basic	29,628	29,028
Diluted	29,628	30,228

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$ (1,589)	$ 373
Adjustments to reconcile net loss to net cash used in Operating activities:
Unrealized loss on derivative instruments	1,867	-
Depreciation and amortization	25	20
Amortization of prepaid consulting contract	20	20
Option expense from vesting	230	159
Asset write down	-	5
Deferred income tax expense (benefit)	(265)	562
Gain on sale of assets	(15)	-
Gain on sale of marketable equity security	(1,787)	(2,068)
Minority interest in subsidiary loss	(48)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	(102)
Accounts payable	(117)	(25)
Net cash used in operating activities	(1,764)	(1,056)
Investing activities:
Additions to mineral properties	(76)	(17)
Additions to other assets	(4)	(11)
Proceeds from sale of marketable equity securities	2,229	2,645
Proceeds from sale of assets	15	-
Other	-	26
Net cash provided by investing activities	2,164	2,643
Financing activities:
Exercise of stock options for cash	44	572
Net cash provided by financing activities	44	572
Net increase in cash and cash equivalents	444	2,159
Cash and cash equivalents, beginning of period	2,250	904
Cash and cash equivalents, end of period	$2,694	$3,063

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. At March 31, 2008, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown").

           The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2008 and 2007 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2008.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2007. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation. The unaudited financial statements include amounts that have been reclassified to conform to current presentation.

Recent developments

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at March 31, 2008, which consists of 1,242,920 shares of Kinross common stock. Of these shares, 342,920 are not subject to the Kinross Collar, discussed below under "Derivative instruments". As of May 5, 2008, these 342,920 shares have a value of approximately $6.8 million based upon the market price of $19.72 per Kinross share. During the three months ended March 31, 2008, Solitario sold 100,000 Kinross common shares for net proceeds of $2,229,000.Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          As the result of a dividend that Kinross paid on Mach 31, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by the $0.04 per share. As of March 31, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share .

          During the first three months of 2008, Solitario capitalized $76,000 related to initial staking and lease costs on our Cajatambo, Excelsior and Chonta exploration projects in Peru. Any additional costs incurred for subsequent lease payments or exploration activities related to these projects will be expensed as incurred.

          On April 4, 2008 Solitario signed the Chambara joint venture agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim") for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim is the operator of the joint venture. Subject to a two month due diligence period, Votorantim will contribute to the joint venture titled mineral properties within the area of interest totaling approximately 51,000 hectares. Solitario will contribute 9,500 hectares of mineral claims and certain exploration data in its possession. Existing and future properties subject to the terms of the joint venture will be held by a joint venture company, Minera Chambara S.A.C. with initial shareholding interests of Solitario 85% and Votorantim 15%. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for Solitario's interest. If Votorantim provides such construction financing, Solitario would repay that financing, including interest from 80% of Solitario's portion of the project cash flow.


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

          There were no new options granted during the first three months of 2008.

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

          Solitario has recognized $230,000 and $159,000, respectively, of option compensation expense, net of deferred taxes of $86,000 and $59,000, respectively, for the three months ended March 31, 2008 and 2007, from all option grants. This option compensation expense is included in general and administrative expense. Solitario has not capitalized any compensation expense related to its options under the 2006 Plan. Solitario has unrecognized compensation related to non-vested options of $1,504,000 as of March 31, 2008 that will be recognized over the remaining vesting period of the options.

          As of March 31, 2008, options for 2,267,000 shares had been granted, options for 44,500 shares had been exercised, options for 52,500 shares had been forfeited, and options for 2,170,000 shares were outstanding of which options for 921,000 shares were vested and available for exercise. Options for 14,500 shares were exercised from the 2006 Plan during the three months ended March 31, 2008 for proceeds of $44,000. The intrinsic value of the shares issued during the first three months of 2008 on the date of exercise of options from the 2006 Plan was $39,000. No options were exercised from the 2006 Plan during the three months ended March 31, 2007.

          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). As of December 31, 2006, Solitario has no remaining unrecognized compensation expense, related to unvested stock options granted pursuant to the 1994 Plan and no compensation expense was recorded related to the 1994 Plan during the three months ended March 31, 2008 and 2007.

          As of March 31, 2008, Solitario has vested and outstanding options for 110,000 shares of its common stock that are exercisable at Cdn$0.81 per share and that expire August 14, 2008 under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          No options from the 1994 Plan were exercised during the three months ended March 31, 2008. Options for 917,000 shares were exercised during the three months ended March 31, 2007 for proceeds of $572,000. The intrinsic value of the shares issued during the first three months of 2007 on the date of exercise of options from the 2004 Plan was $2,901,000.

          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of March 31, 2008, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	110,000	$0.81
Exercised	( - )	$0.81
Outstanding at March 31, 2008	110,000	$0.81	0.4	$489,000
Exercisable at March 31, 2008	110,000	$0.81	0.4	$489,000
2006 Plan
Outstanding, beginning of year	2,184,500	$3.29
Granted	-
Exercised	(14,500)	$3.65
Forfeited	( - )
Outstanding at March 31, 2008	2,170,000	$3.29	3.6	$4,390,000
Exercisable at March 31, 2008	921,000	$3.08	3.4	$2,052,000

(1)The intrinsic value at March 31, 2008 based upon the quoted market price of Cdn$5.36 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.97737 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2008 and 2007.

          Our potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,280,000 of potential common shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2008 because the effects were anti-dilutive.

The following table reconciles the number of shares in the computation of diluted earnings per share for the three months ended March 31, 2007:
	Net Income	Shares	Per share amount
Basic earnings per share	$373,000	29,028,000	$0.01
Effect of assumed exercise of options and issuance of shares (1)	-	1,200,000	-
Diluted earning per share	$373,000	30,228,000	$0.01

(1) Solitario utilizes the "Treasury Stock Method," whereby proceeds from the assumed exercise of options are assumed to be used to acquire shares at the average market price during the three months ended March 31, 2007.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash). As the result of a dividend that Kinross paid on Mach 31, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced, by the $0.04 per share. As of March 31, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share . Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 900,000 shares of the total shares Solitario owns, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold prices discussed above during the term of the respective tranches.


Fair Value

          Effective January 1, 2008, Solitario adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

     Level 1: quoted prices in active markets for identical assets or liabilities;

     Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2008:

(000's)	Level 1	Level 2	Total
Assets
Marketable equity securities	$27,803	-	$27,803
Liabilities
Kinross Collar derivative instrument	-	$ 3,569	$ 3,569

Marketable equity securities: At March 31, 2008 the fair value of our marketable equity securities are based upon quoted market prices.

Kinross Collar: The Kinross Collar between Solitario and UBS is a contractual hedge that is not traded on public exchange. We determine the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock, volatility of Kinross common stock price, and risk-free interest rates, that are readily available from public markets, therefore, they are classified as Level 2 inputs. Solitario has not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three months ended March 31, 2008 Solitario recorded an unrealized loss on derivative instrument of $1,867,000 and has recorded a derivative instrument liability of $3,569,000 for the fair market value of the Kinross Collar as of March 31, 2008.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $27,803,000 and $25,026,000, respectively, and cost of $1,995,000 and $2,438,000, respectively, at March 31, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains of $25,808,000 and $22,588,000, respectively, net of deferred taxes of $9,548,000 and $8,347,000, respectively, at March 31, 2008 and December 31, 2007 related to our marketable equity securities. Solitario sold 100,000 and 200,000 shares, respectively, of its Kinross common stock during the three months ended March 31, 2008 and March 31, 2007 for gross proceeds of $2,229,000 and $2,645,000, respectively.


          The following table represents changes in marketable equity securities (000's).

	March 31,	March 31,
	2008	2007
Gross cash proceeds	$ 2,229	$ 2,645
Cost	442	577
Gain on sale included in earnings during the period	1,787	2,068
Unrealized holding gain arising during the period included in other comprehensive income, net of tax of $1,868 and $1,264	3,139	1,978
Reclassification adjustment for net gains included in earnings during the period, net of tax of $667 and $806	(1,120)	(1,262)

Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 151 for consistency with the requirements of FASB Statement of Financial Accounting Standard No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Solitario has not yet determined the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, "Business Combinations (revised 2007), ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. Solitario has not yet determined the impact, if any, of adopting SFAS No. 141R on its consolidated financial position, results of operations or cash flows.

       In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161), an amendment of SFAS 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. SFAS No. 161 will be effective for all of the Company's interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario has not yet determined the impact, if any, of adopting SFAS No. 141R on its consolidated financial position, results of operations or cash flows.

 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:

(in thousands)	Three months ended March 31,
	2008	2007
Net income (loss)	$(1,589)	$ 373
Unrealized gain on marketable equity securities, net of related tax effects	2,019	716
Comprehensive income	$ 430	$1,089

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2008	2007
Geologic, drilling and assay	$ 368	$ 154
Field expenses	347	270
Administrative	333	195
Joint venture reimbursement	(27)	(226)
Total exploration costs	$1,021	$ 393


          As a result of Anglo Platinum earning 15% interest in PBM, reimbursement of Pedra Branca expenses incurred by PBM are accounted as capital contributions, and are not offset against exploration expense as joint venture reimbursement. Anglo Platinum continues to reimburse certain non-PBM costs and management fees. Accordingly, the reimbursement of work related to the Pedra Branca agreement was reduced to $27,000 during the three months ended March 31, 2008 compared to $226,000 during the three months ended March 31, 2007.

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $7,732,000 and $6,808,000 at March 31, 2008 and December 31, 2007.

          During the first quarter of 2008, Solitario recorded $265,000 deferred tax benefit in the statement of operations, recorded a deferred tax expense of $1,201,000 to other comprehensive income related to net unrealized gains of $3,220,000 on marketable equity securities and recorded a deferred tax benefit of $12,000 to additional paid-in capital related to stock option compensation expense from the exercise of 14,500 options. During the first quarter of 2007, Solitario recorded $562,000 deferred tax expense in the statement of operations, recorded a deferred tax expense of $458,000 to other comprehensive income related to unrealized gains of $1,175,000 on marketable equity securities and recorded a deferred tax benefit of $1,121,000 to additional paid-in capital related to stock option compensation expense from the exercise of 917,000 options.

5.       Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive reimbursement of pre-approved, documented expenses incurred in performance of the consulting services. We have charged $20,000 for consulting expense related to the agreement, which is included in general and administrative expense for the three months ended March 31, 2008 and March 31, 2007. Solitario will amortize the remaining balance of prepaid consulting fees of $33,000, included in current assets as of March 31, 2008, during 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR Gold Corp ("TNR"), included in marketable equity securities with fair values, based on quoted market prices, of $322,000 and $316,000, respectively, and cost of $139,000 at March 31, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains on its holdings of TNR of $183,000 and $177,000, respectively, net of deferred taxes of $68,000 and $66,000, respectively, at March 31, 2008 and December 31, 2007. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2007, 2006 and 2005, and Management's Discussion and Analysis contained in our Annual Report on Form 10K for the year ended December 31, 2007. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. At March 31, 2008 we had 11 exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. We are conducting exploration activities in all of those countries.

(b). Recent Developments

          We have a significant investment in Kinross Gold Corporation ("Kinross") at March 31, 2008, which consists of 1,242,920 shares of Kinross common stock. Of these shares, 342,920 are not subject to the Kinross Collar. As of May 5, 2008, these 342,920 shares have a value of approximately $6.8 million based upon the market price of $19.72 per Kinross share. During the three months ended March 31, 2008, we sold 100,000 Kinross common shares for net proceeds of $2,229,000. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. .

          As the result of a dividend that Kinross paid on Mach 31, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced, by the $0.04 per share. As of March 31, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share .

          During the first three months of 2008, we capitalized $76,000 related to initial staking and lease costs on our Cajatambo, Excelsior and Chonta exploration projects in Peru. Any additional costs incurred for subsequent lease payments or exploration activities related to these projects will be expensed as incurred.

          On April 4, 2008 we signed the Chambara joint venture agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim is the operator of the joint venture. Subject to a two month due diligence period, Votorantim will contribute to the joint venture titled mineral properties within the area of interest totaling approximately 51,000 hectares. We have contributed 9,500 hectares of mineral claims and certain exploration data in our possession. Existing and future properties subject to the terms of the joint venture will be held by a joint venture company, Minera Chambara S.A.C. with initial shareholding interests of Solitario 85% and Votorantim 15%. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow.

(c). Results of Operations

Comparison of the quarter ended March 31, 2008 to the quarter ended March 31, 2007

          We had net loss of $1,589,000 or $0.05 per basic and diluted share for the three months ended March 31, 2008 compared to income of $373,000 or $0.01 per basic and diluted share for the first three months ended March 31, 2007. As explained in more detail below, the primary reasons for the loss in the first three months of 2008 compared to the income in the first three months of 2007 were related to an unrealized loss on derivative instrument of $1,867,000 during the three months ended March 31, 2008, a reduction in the gain on sale of our Kinross stock to $1,787,000 during the three months ended March 31, 2008 compared to a gain of $2,068,000 during the same period of 2007 and an increase in our exploration expense to $1,021,000 during the three months ended March 31, 2008 compared to exploration expense of $393,000 during the three months ended March 31, 2007. In addition, our general and administrative costs increased to $864,000 during the three months ended March 31, 2008 compared to $726,000 in the same period of 2007. These items were partially mitigated by a $48,000 minority interest in our loss in Pedra Branca do Brazil Mineração, S.A., ("PBM"), an increase in our interest and dividend income to $73,000 during the three months ended March 31, 2008 compared to $11,000 in the same period of 2007, and a gain on sale of assets of $15,000 during the three months ended March 31, 2008. Additionally as a result of an increase in our pre-tax loss during 2008 compared to 2007, including our


unrealized loss on derivative instruments of $1,867,000 discussed below, we recorded an income tax benefit of $265,000 during the first quarter of 2008 compared to an income tax expense of $562,000 during the first quarter of 2007. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $1,021,000 during the first quarter of 2008 compared to $393,000 in the first quarter of 2007. During 2008, we significantly increased our exploration efforts on existing properties and reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. This included exploration activities associated with the Strategic Alliance, discussed below under "Joint Ventures," during 2008 compared to 2007. We also increased our exploration activities at Pedra Branca, which is wholly-owned by PBM. As a result of Anglo Platinum earning 15% of PBM during 2007, Anglo is now directly funding Pedra Branca exploration activities through capital contributions to PBM, and all PBM exploration, which amounted to $321,000, including certain costs included in reconnaissance exploration, in the first three months of 2008, is consolidated into our net exploration expense. Previous to Anglo Platinum earning their 15% of PBM, Anglo reimbursed exploration costs to us, which was netted against our gross exploration expense. During the first three months of 2008, exploration expenses of $27,000 were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project compared to the reimbursement of exploration expenses of $226,000 recorded during the first quarter of 2007. The largest increases in our gross exploration costs were for exploration associated with the Mercurio Project, where we conducted a drilling program during the first three months of 2008, the Strategic Alliance and at our Pedra Branca Project in Brazil. We continued to perform sampling and exploration in our Alliance Project Areas, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. As a result of some of this effort we added the Cajatambo, Excelsior and Chonta projects during the three months ended March 31, 2008. We also acquired the Santiago project during the first quarter of 2007. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2008 and have budgeted our related net exploration expenditure to be approximately $4,200,000 for 2008. The primary factor in our decision to increase exploration expenditures in 2008 relate to an increase in commodity prices which has allowed us to increase our existing and potential projects upon which to explore. We also have additional drill targets on our existing non-joint venture projects.

          Exploration expense (in thousands) by project for the three months ended March 31, 2008 and 2007 consisted of the following:
	March 31,	March 31
Project Name	2008	2007
Newmont Strategic Alliance	$ 218	$ 120
Bongara	1	19
Pedra Branca, net	222	(39)
Mercurio	328	7
Titicayo	24	6
Triunfo	3	1
Pachuca	4	-
La Tola	2	-
Cajatambo	95	-
Chonta	17	-
Excelsior	2	-
Corazon	-	13
Amazonas	-	1
Santiago	-	2
Reconnaissance	105	263
Total exploration expense	$1,021	$393

          General and administrative costs were $864,000 during the first quarter of 2008 compared to $726,000 in the first quarter of 2007. General and administrative costs increased primarily related to an increase in our stock option compensation expense which increased to $230,000 during the three months ended March 31, 2008 from $159,000 during the three months ended March 31, 2007, as discussed below. During the first quarter of 2008 we recorded salary and benefits expense, excluding stock option compensation expense, of $315,000 compared to salary and benefits expense of $306,000. Office and insurance expense increased to $97,000 during the first quarter of 2008 compared to $85,000 during the first quarter of 2007. Our travel and shareholder services expenses also increased to $135,000 in the first three months of 2008 compared to $104,000 in the same period of 2007. This was related to increased investor relations activities during 2008. Legal and accounting expense also increased to $82,000


during the first three months of 2008 compared to $55,000 in the first three months of 2007. These increases were partially offset by a foreign currency gain of $15,000 in the first three months of 2008 compared to a loss of $5,000 in the same period of 2007.

          On January 1, 2006, we adopted SFAS No. 123R. We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended March 31, 2008, we recognized $230,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $159,000 recognized during the three months ended March 31, 2007. See Employee stock compensation plans in Note 1 to the consolidated financial statements.

          On October 12, 2007, we entered into the Kinross Collar whereby we pledged 900,000 shares of Kinross common shares to be sold at prices fixed under the collar as discussed above under "Recent Developments." We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three months ended March 31, 2008, we recorded an unrealized loss on derivative instrument of $1,867,000. There were no similar items during the three months ended March 31, 2007. We have recorded a derivative instrument liability of $3,569,000 and $1,702,000, respectively, for the fair market value of the Kinross Collar as of March 31, 2008 and December 31, 2007.

          During the three months ended March 31, 2008 we sold 100,000 shares of Kinross for net proceeds of $2,229,000 and recorded a gain on sale of $1,787,000. During the first quarter of 2007 we sold 200,000 shares of Kinross for net proceeds of $2,645,000 and recorded a gain on sale of $2,068,000. We anticipate we will sell additional shares of Kinross during the remainder of 2008 to fund our ongoing expenditures for exploration and general and administrative costs. See also "Liquidity and Capital Resources" below.

         Depreciation and amortization expense was $25,000 during the first quarter of 2008 compared to $20,000 in the first quarter of 2007 primarily as a result of the addition of furniture and fixtures during 2007, which replaced older outdated equipment which had been fully depreciated. We amortize these assets over a three year period. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2008.

          During the first quarter of 2008 we recorded interest and dividend income of $73,000 compared to interest income of $11,000 during the same period in 2007. The increase was a result of larger cash balances during the first quarter of 2008 compared to 2007, primarily as a result of the sales of Kinross stock discussed above. In addition Kinross declared a four cent per share dividend in March of 2008, which resulted in $50,000 in dividend income during the three months ended March 31, 2008. There was no dividend income in the three months ended March 31, 2007.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We recorded a $5,000 mineral property write-down related to our Las Purisimas property in Mexico during the three months ended March 31, 2007. There were no mineral property write-downs during the three months ended March 31, 2008.

          We recorded deferred tax benefit of $265,000 during the first quarter of 2008 compared to deferred tax expense of $562,000 during the first quarter of 2007. The tax benefit was primarily related to the increase in pre-tax loss in 2008, which included our unrealized loss on derivative instruments of $1,867,000 in the first three months of 2008 compared to no unrealized loss on derivative instruments in the same period of 2007. The pre-tax loss however was not impacted by the increase in exploration expense in the first three months of 2008 compared to the same period of 2007 because we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. These increased pre-tax losses in the first three months of 2008 compared to 2007 were partially mitigated by a reduction in our taxable gain on the sale of Kinross stock during the first three months of 2008 compared to the same period of 2007, which is essentially equal to the gross sales proceeds on the sale of Kinross stock as we have no tax basis in our holdings of Kinross. We do not currently anticipate having any currently payable income taxes as of March 31, 2008 due to the use of previously generated net operating loss carryforwards. These net operating losses are on United States activities which are expected to be available to offset future taxable income related to our future sales of Kinross common stock. We anticipate we will continue to provide a valuation allowance for our foreign net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating loss tax assets in the future.


(d). Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2008 and December 31, 2007, we owned 1,242,000 shares and 1,342,920 of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $27,481,000 and $24,710,000 at March 31, 2008 and December 31, 2007, respectively. These Kinross shares are subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $322,000 and $316,000 as of March 31, 2008 and December 31, 2007, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the first quarter of 2008, we recorded a gain on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $5,007,000, less related deferred tax expense of $1,868,000, in addition we reclassified $1,787,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $667,000 to gain on sale of marketable equity securities as a result of the sale of 100,000 shares of Kinross during the quarter. During the first quarter of 2007, we recorded a gain on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $3,242,000, less related deferred tax expense of $1,264,000, in addition we reclassified $2,068,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $806,000 to gain on sale of marketable equity securities as a result of the sale of 200,000 shares of Kinross during the quarter. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $26.84 per share to a low of $10.91 per share during the 52 weeks ended March 31, 2008.

Kinross Collar

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) . As the result of a dividend that Kinross paid on Mach 31, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced, by the $0.04 per share. As of March 31, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three months ended March 31, 2008, we recorded an unrealized loss on derivative instrument of $1,867,000. There were no similar items during the three months ended March 31, 2007. We have recorded a derivative instrument liability of $3,569,000 and $1,702,000, respectively, for the fair market value of the Kinross Collar as of March 31, 2008 and December 31, 2007.

Working Capital

          We had working capital of $7,189,000 at March 31, 2008 compared to working capital of $6,245,000 as of December 31, 2007. Our working capital at March 31, 2008 consists of our cash and equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,242,920 shares of Kinross common stock of $6,633,000, less related current deferred taxes of $2,307,000. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and have forecasted the sale of 300,000 shares of Kinross during 2008 for expected proceeds of $6,230,000. In January of 2008, we sold 100,000 of those shares for net proceeds of $2,229,000. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $2,694,000 as of March 31, 2008 compared to $2,250,000 at December 31, 2007. As of March 31, 2008, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.


Stock-Based Compensation Plans

          During the first quarter of 2008, holders exercised options from the 2006 Plan for 14,500 shares for proceeds of $44,000 at exercise prices of Cdn$2.77 for an option for 12,000 shares and Cdn$4.38 for an option for 2,500 shares. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of March 31, 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q under the title "Employee stock compensation plans."

          All of our options from both the 1994 Plan and the 2006 Plan are significantly "in the money" as of March 31, 2008. We anticipate that 110,000 options will be exercised in 2008 as those options expire in 2008. Of our outstanding options, 110,000 options from the 2004 Plan expire on August 14, 2008, and 1,560,500 options from the 2006 Plan expire on June 27, 2011.

(e). Cash Flows

          Net cash used in operations during the first quarter of 2008 increased to $1,764,000 compared to $1,056,000 for the first quarter of 2007 primarily as a result of increased general and administrative expenses and increased gross exploration expense, which were magnified by a decrease in our joint venture reimbursement to $27,000 in the first quarter of 2008 compared to $226,000 in the first quarter of 2007. These increases were partially offset by an increase in interest and dividend income during the first three months of 2008 compared to 2007. In addition, we had a net decrease in accounts payable of $117,000 during the first quarter of 2008 compared to a net decrease in accounts payable of $25,000 in the same period of 2007. This was partially offset by a reduction in the net increase in prepaid expenses and other current assets to $85,000 during the first quarter of 2008, compared to $102,000 during the first quarter of 2007.

          We provided $2,164,000 in cash from investing activities during the three months ended March 31, 2008 which was almost all from the sale of 100,000 shares of Kinross, discussed above. In addition we used $76,000 for acquisition of mineral properties discussed above under "Recent Developments" in the first three months of 2008 compared to $17,000 in the first three months of 2007. We also acquired additional furniture and fixtures of $4,000 during 2008 compared to $11,000 in 2007.

          Net cash provided from financing activities decreased to $44,000 in the first quarter of 2008 from $572,000 in the first quarter of 2007. During the first quarter of 2008, holders exercised options for 14,500 shares of our common stock for proceeds of $44,000. During the first quarter of 2007, holders exercised options for 917,000 shares of our common stock for proceeds of $572,000.

(f). Exploration Activities and Contractual Obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2007 mineral property rental and option payments were approximately $404,000. In 2008 we estimate our full-year mineral property rental and option payments to be approximately $390,000. Approximately $190,000 of these annual payments are reimbursable to us by our joint venture partners.

          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (discussed below under "Joint Ventures, Royalty and the Strategic Alliance") we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of March 31, 2008, we have spent approximately $1,948,000 of this commitment.

           As of March 31, 2008, we have no outstanding long-term debt, capital or operating leases or other purchase obligations. We estimate our facility lease costs are approximately $38,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $7,732,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.

(g). Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. Votorantim is planning additional drilling at Bongara during the second and third quarters of 2008.


Pachuca Real

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on our Pachuca Real silver-gold project in central Mexico. Newmont can earn up to a 51% interest in the project by completing a firm work commitment of $2.0 million over the first 18 months of the agreement that was subsequently extended to May 1, 2008, with total work commitments over 4.5 years from the date of the Venture Agreement of $12.0 million. Newmont will have the right to earn up to a 65% interest by completing a feasibility study and an additional 5%, to a total of 70%, if we elect to have Newmont fund our portion of construction costs plus interest. See the discussion of the Venture Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. Newmont will be conducting a 5,000 meter drilling program and mapping and sampling at Pachuca during the second quarter of 2008.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn up to 60% by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. Anglo Platinum is not required to make any future funding of exploration expenditures. Future cash contributions by Anglo Platinum will be recorded as additions to additional paid-in-capital. See the discussion of the Shareholders Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. We recorded a minority interest in PBM of $340,000 and $388,000, respectively as of March 31, 2008 and December 31, 2007 equal to Anglo Platinum's 15% interest in the book value of PBM. During the three months ended March 31, 2008 we recorded $48,000 for Anglo Platinum's minority interest in the loss of PBM. Solitario receives a 5% management fee based upon total expenditures. During the first quarter 2008 we recorded $16,000 of management fees included as joint venture reimbursements discussed above under exploration expense in "Results of Operations." During the three months ended March 31, 2008, we increased our land position at Pedra Branca to 178,514 hectares from 45,365 hectares. We believe this new land area has the potential to host Platinum and Palladium mineralization and nickel mineralization. During 2008 we have budgeted approximately $1.5 million for exploration that will focus on regional reconnaissance exploration on our new property position and approximately 2,000 meters of drilling offsetting areas of new mineralization discovered in 2007. We will also be completing surface work including mapping and sampling of the newly acquired mineral rights during 2008 at Pedra Branca. Anglo Platinum will fund all 2008 exploration work.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, we have spent approximately $1,948,000 of this commitment. We are planning additional work on our newly-acquired Alliance properties, Cajatambo, Chonta and Excelsior, discussed below during the remainder of 2008.

Yanacocha Royalty Property

          The Yanacocha royalty property consists of a royalty interest in 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. In January 2005, we signed an Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont Peru") that provides us with a sliding scale royalty of between 2% and 5%, less any royalty imposed by the Government of Peru. As part of the agreement, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. See the discussion of the Yanacocha royalty agreement in our Annual Report on Form 10-K for the year ended December 31, 2007.

La Tola Royalty Property

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


Chambara

          On April 4, 2008 we signed the Chambara joint venture agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim is the operator of the joint venture. Subject to a two month due diligence period, Votorantim will contribute to the joint venture titled mineral properties within the area of interest totaling approximately 51,000 hectares. We have contributed 9,500 hectares of mineral claims and certain exploration data in our possession. Existing and future properties subject to the terms of the joint venture will be held by a joint venture company, Minera Chambara S.A.C. with initial shareholding interests of Solitario 85% and Votorantim 15%. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow.

(h). Wholly-owned Exploration Properties

Santiago

          In February of 2007, we acquired 5,600 hectares of 100%-owned mineral rights through concessions for our Santiago property in southern Peru. We are currently conducting additional surface sampling and geological mapping to determine if the project warrants drill testing.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  We have conducted extensive soil sampling and auger testing of soils over a large portion of the property during the past three years and two rounds of core drilling of 23 holes totaling 4,031 meters during 2005 and 2006. A third round of core drilling was completed in the first quarter of 2008.

Triunfo

          The 256-hectare Triunfo poly-metallic exploration property interest in Bolivia was acquired in 2003. A payment of $45,000 is due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were highly encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling.

Cajatambo

          During January and March of 2008 Solitario staked 9000 hectares of mineral rights at the Cajatambo area in central Peru. We capitalized $28,000 in associated costs during the three months ended March 31, 2008. No payments are due to third parties and the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We have collected rock and soil samples and plan to perform certain geophysical surveys during 2008 in preparation for drilling later in the year. The Cajatambo property is subject to the provisions of the Newmont Alliance as discussed above.

Chonta

          During March 2008 we entered into an agreement with the underlying property owner for the Chonta property consisting of one claim of 583 hectares. We capitalized $41,000 to mineral properties for initial acquisition costs, which included a $40,000 payment to the underlying property owner upon the signing of the Chonta agreement. We are required to pay $2,250,000 over five years to acquire 100% of the property. Solitario can unilaterally terminate the agreement at any time. We have collected rock and soil samples and plan to perform additional geochemical sampling, geologic mapping and certain geophysical surveys during 2008 in preparation for drilling later in the year. The Chonta property is subject to the provisions of the Newmont Alliance as discussed above.

Excelsior

          During January 2008 Solitario staked 2000 hectares of mineral rights in the Excelsior area of central Peru. We capitalized $6,000 in mineral property payments for initial acquisition costs during the first three months of 2008. No payments are due to third parties so the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We have collected rock and soil samples and plan to perform additional geologic work during 2008 in preparation for potential drilling later in the year. The Excelsior property is subject to the provisions of the Newmont Alliance as discussed above.

(i). Discontinued Projects

          During the first three months of 2008 we did not abandon any projects. During the first three months of 2007 we abandoned the La Purisima gold project.


(j). Critical Accounting Estimates

Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the three months ended March 31, 2008, we have adopted the following accounting policy:

Fair Value

          Effective January 1, 2008, Solitario adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

     Level 1: quoted prices in active markets for identical assets or liabilities;

     Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See additional discussion of fair value under Note 1 of the Unaudited Condensed Consolidated Financial Statements.

(k). Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise us on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by us. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive reimbursement of pre-approved, documented expenses incurred in performance of the consulting services. We have charged $20,000 for consulting expense related to the agreement, which is included in general and administrative expense for the three months ended March 31, 2008 and March 31, 2007. We will amortize the remaining balance of prepaid consulting fees of $33,000, included in current assets as of March 31, 2008, during 2008.

TNR Gold Corp

          We own 1,000,000 shares of TNR Gold Corp ("TNR"), included in marketable equity securities with fair values, based on quoted market prices, of $322,000 and $316,000, respectively, and cost of $139,000 at March 31, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains on its holdings of TNR of $183,000 and $177,000, respectively, net of deferred taxes of $68,000 and $66,000, respectively, at March 31, 2008 and December 31, 2007 related to holdings of TNR. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

(l). Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 151 for consistency with the requirements of FASB Statement of Financial Accounting Standard No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We have not yet determined the impact of adopting SFAS No. 160 on our consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, "Business Combinations (revised 2007), ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. We have not yet determined the impact, if any, of adopting SFAS No. 141R on our consolidated financial position, results of operations or cash flows.


       In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161), an amendment of SFAS 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. SFAS No. 161 will be effective for all of the Company's interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. We have yet determined the impact, if any, of adopting SFAS No. 141R on our consolidated financial position, results of operations or cash flows.

Item 3   Quantitative and Qualitative Disclosures about Market Risk

          (a)     Equity Price Risks

(1)   Solitario's investment in Kinross is subject to equity market risk.

          As of March 31, 2008 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,747,000 and increase other comprehensive income total stockholders' equity by the same amount, net of deferred taxes of $1,025,000. Additionally, our working capital would also be increased by $663,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $247,000. This increase is based upon all of our 1,242,920 Kinross common shares as of March 31, 2008, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,242,920 Kinross common shares as of March 31, 2008, and is subject to the Kinross Collar discussed above.

(2)   Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2008 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our liability under the Kinross Collar by $1,489,000, net of deferred taxes of $555,000 and increase our net loss in the statement of operations by $934,000. We have also estimated that as of March 31, 2008 a hypothetical decrease of ten percent in the price of Kinross common stock would decrease the value of our liability under the Kinross Collar by $1,434,000, net of deferred taxes of $535,000 and would decrease our net loss in the statement of operations by $899,000.

          (b.)     Interest Rate Risks

Solitario's Kinross Collar derivative instrument fair market valuation is subject to interest rate risk.

          We have estimated, using a Black-Scholes option pricing model, that as of March 31, 2008 a hypothetical increase of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would increase the liability by $33,000, net of deferred taxes of $12,000 and increase our net loss in the statement of operations by $21,000. We have also estimated that as of March 31, 2008 a hypothetical decrease of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would decrease the liability by $33,000, net of deferred taxes of $12,000 and would decrease our net loss in the statement of operations by $21,000.

          We have no other material interest rate risks as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T. Controls and Procedures

          Not Applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first quarter of 2008, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
10.1

Framework Agreement for the Exploration and Potential Development of Mining Properties relating to the Chambara project in Peru, between Solitario Resources Corporation, Minera Solitario Peru, S.A.C., and Votorantim Metais - Cajamarquilla S.A. dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on April 17, 2008)

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

SOLITARIO RESOURCES CORPORATION
May 6, 2008 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer