Form 10-Q
period 2008-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2008-08-06
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2008
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number   0-50602

SOLITARIO EXPLORATION & ROYALTY CORP.
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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. :

Large accelerated filer [ ]	Accelerated filer [X]	Non accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	[ ]	NO	[ X]

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of July 31, 2008.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands of U.S. dollars,	June 30,	December 31,
except per share amounts)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,857	$2,250
Joint venture receivable	28	4
Investments in marketable equity securities, at fair value	7,083	5,520
Prepaid expenses and other	1,180	198
Total current assets	10,148	7,972

Mineral properties, net	2,774	2,704
Investments in marketable equity securities, at fair value	21,516	19,506
Other assets	251	248
Total assets	$34,689	$30,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 152	$ 195
Deferred income taxes	2,487	1,515
Derivative instrument fair value	1,918	-
Other	17	17
Total current liabilities	4,574	1,727
Derivative instrument fair value	2,515	1,702
Deferred income taxes	5,269	5,293
Other	6	14
Commitments and contingencies
Minority Interest	392	388
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000shares (none issued and outstanding June 30, 2008 and December 31, 2007)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,693,992 and 29,619,492 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	297	296
Additional paid-in capital	32,015	30,836
Accumulated deficit	(27,257)	(24,067)
Accumulated other comprehensive income	16,878	14,241
Total stockholders' equity	21,933	21,306
Total liabilities and stockholders' equity	$34,689	$ 30,430

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Costs, expenses and other:
Exploration expense	$ 1,026	$ 659	$ 2,047	$ 1,052
Depreciation and amortization	25	16	50	36
General and administrative	801	672	1,665	1,398
Unrealized loss on derivative instruments	864	-	2,731	-
Property abandonment and impairment	-	-	-	5
Interest and dividend income	(10)	(23)	(83)	(34)
Gain on sale of assets	(17)	-	(32)	-
Total costs, expenses and other	(2,689)	(1,324)	(6,378)	(2,457)
Other income -gain on the sale of marketable equity securities	796	-	2,583	2,068
Loss before minority interest and income taxes	(1,893)	(1,324)	(3,795)	(389)
Minority interest in subsidiary	40	-	88	-
Loss before income taxes	(1,853)	(1,324)	(3,707)	(389)
Income tax (expense) benefit	252	225	517	(337)
Net loss	$(1,601)	$(1,099)	$(3,190)	$ (726)
Basic and diluted loss per common share:	$(0.05)	$(0.04)	$(0.11)	$(0.02)
Basic and diluted weighted average shares outstanding:	29,642	29,607	29,635	29,319

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2008	2007
Operating activities:
Net loss	$ (3,190)	$ (726)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	2,731	-
Depreciation and amortization	50	36
Amortization of prepaid consulting contract	40	40
Loss on equity method investment	30	-
Stock option expense	459	372
Asset write down	-	5
Minority interest in subsidiary loss	(88)
Gain on sale of other assets	(32)	-
Gain on sale of marketable equity security	(2,583)	(2,068)
Deferred income tax expense (benefit)	(517)	337
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61)	(326)
Accounts payable and other	(50)	69
Net cash used in operating activities	(3,211)	(2,261)
Investing activities:
Additions to mineral properties	(100)	(34)
Additions to other assets	(53)	(25)
Proceeds from sale of other assets	32	-
Proceeds from sale of marketable equity securities	2,229	2,645
Other	-	26
Net cash provided by investing activities	2,108	2,612
Financing activities:
Minority shareholder equity contribution	618	-
Exercise of stock options for cash	92	572
Net cash provided by financing activities	710	572
Net increase (decrease) in cash and cash equivalents	(393)	923
Cash and cash equivalents, beginning of period	2,250	904
Cash and cash equivalents, end of period	$1,857	$1,827
Supplemental disclosure of non-cash transactions:
Increase in current assets from the sale of marketable equity securities	$986	-

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. At June 30, 2008, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown").

           The accompanying interim condensed consolidated financial statements of Solitario for the six months ended June 30, 2008 and 2007 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future or for the full year ending December 31, 2008.

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

Recent developments

          On June 12, 2008, the shareholders of Solitario approved an amendment to the Articles of Incorporation of Solitario to change the name of the corporation to Solitario Exploration & Royalty Corp. from Solitario Resources Corporation.

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at June 30, 2008, which consists of 1,200,000 shares of Kinross common stock. Of these shares, 300,000 are not subject to the Kinross Collar, discussed below under "Derivative instruments". Solitario sold an additional 50,000 shares of Kinross on July 1, 2008 for net proceeds of $1,214,000. As of July 31, 2008, Solitario's 250,000 shares have a value of approximately $4.5 million based upon the market price of $18.15 per Kinross share. During the three and six months ended June 30, 2008, Solitario sold 42,920 and 142,920, respectively, Kinross common shares for net proceeds of $986,000 and $3,215,000. The cash from the settlement of the 42,920 shares sold during the second quarter was received in July 2008, and Solitario has recorded a receivable for $986,000 in current assets as of June 30, 2008. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          As the result of a dividend that Kinross paid on March 31, 2008 of $0.04 per share, the prices under the Kinross Collar were adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share .

          During the first six months of 2008, Solitario capitalized $100,000 related to initial staking and lease costs on our Cajatambo, Excelsior, Chonta and Paria Cruz exploration projects in Peru and our La Noria and Purica exploration projects in Mexico. Any additional costs incurred for subsequent lease payments or exploration activities related to these projects will be expensed as incurred.

          On April 4, 2008 Solitario signed the Minera Chambara, S.A.C. ("Minera Chambara") shareholders' agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim") for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim will conduct exploration on the project. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. Solitario contributed 9,500 hectares of mineral claims and certain exploration data in its possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the shareholders' agreement will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for Solitario's interest. If Votorantim provides such construction financing, Solitario would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.


Solitario has determined that Votorantim controls Minera Chambara pursuant to the terms of the shareholders' agreement and accordingly, Solitario has recorded its investment in Minera Chambara using the equity-method of accounting. During the second quarter of 2008 Solitario transferred $30,000, its interest in the claims, from Mineral properties, net to investment in unconsolidated subsidiary. Solitario has estimated as of June 30, 2008 its net equity in Minera Chambara, as a result of exploration activity by Votorantim during the second quarter of 2008, is negative. Accordingly, Solitario reduced its investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future, if at all.

Employee stock compensation plans

          Solitario measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options are measured on the date of grant using a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock. These estimates, as well as Solitario's estimate of forfeitures, involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recognized stock-based compensation expense could have been materially different.

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

          There were no new options granted during the first six months of 2008.

          Solitario recognizes the fair value of all option grants over their vesting period, with 25% recognized immediately, and the remaining 75% over three years on a straight line basis, recognizing as stock option compensation expense an amount at least equal to the percentage of options vested at that date. Solitario has assumed a zero forfeiture rate and a zero dividend rate for all grants, based upon historical experience.

          Solitario has recognized $230,000 and $459,000, respectively in option compensation expense for the three and six months ended June 30, 2008, from option grants related to the 2006 Plan. Solitario recognized $213,000 and $372,000, respectively in option compensation expense from options granted pursuant to the 2006 Plan for the three and six months ended June 30, 2007. Option compensation expense is included in general and administrative expense and Solitario has not capitalized any compensation expense related to its options under the 2006 Plan. Solitario has unrecognized compensation expense, related to non-vested options, of $1,274,000 as of June 30, 2008, which will be recognized over the remaining vesting period of the options.

          As of June 30, 2008, options for 2,267,000 shares had been granted, options for 44,500 shares had been exercised, options for 52,500 shares had been forfeited, and options for 2,170,000 shares were outstanding of which 1,342,250 shares were vested and available for exercise. Options for 14,500 shares from the 2006 Plan were exercised during the six months ended June 30, 2008 for proceeds of $44,000. The intrinsic value of the shares issued during the first six months of 2008 on the date of exercise of options from the 2006 Plan was $35,000. Options for 17,500 shares from the 2006 Plan were exercised during the six months ended June 30, 2007.

          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). As of December 31, 2006, Solitario has no remaining unrecognized compensation expense and no compensation expense was recorded related to the 1994 Plan during the three and six months ended June 30, 2008 and 2007.

          As of June 30, 2008, Solitario has vested and outstanding options for 50,000 shares of its common stock that are exercisable at Cdn$0.81 per share and that expire August 14, 2008 under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          Options from the 1994 Plan for 60,000 shares were exercised during the three and six months ended June 30, 2008 for proceeds of $48,000. The intrinsic value of the shares issued during the six months ended June 30, 2008 on the date of exercise of options from the 2004 Plan was $246,000. Options from the 1994 Plan for 917,000 shares were exercised during the six months ended June 30, 2007 for proceeds of $572,000. The intrinsic value of the shares exercised during the six months ended June 30, 2007 on the dates of exercise of options from the 2004 Plan was $2,901,000.


          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of June 30, 2008, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	110,000	$0.81
Exercised	(60,000)	$0.81
Outstanding at June 30, 2008	50,000	$0.81	0.1	$207,000
Exercisable at June 30, 2008	50,000	$0.81	0.1	$207,000
2006 Plan
Outstanding, beginning of year	2,184,500	$3.29
Exercised	(14,500)	$3.65
Outstanding at June 30, 2008	2,170,000	$3.29	3.3	$3,674,000
Exercisable at June 30, 2008	1,342,250	$3.03	3.1	$2,618,000

(1)The intrinsic value at June 30, 2008 based upon the quoted market price of Cdn$5.00 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.98998 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the six months ended June 30, 2008 and 2007.

          Our potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,220,000 of potential common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2008 and approximately 1,805,000 for the three and six months ended June 30, 2007 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash). As of June 30, 2008 the Kinross Collar pricing is (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share . Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

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


     Level 1: quoted prices in active markets for identical assets or liabilities;

     Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2008:

(000's)	Level 1	Level 2	Total
Assets
Marketable equity securities	$28,599	-	$28,599
Liabilities
Kinross Collar derivative instrument	-	$ 4,433	$ 4,433

Marketable equity securities: At June 30, 2008 the fair value of our marketable equity securities are based upon quoted market prices for the securities owned by Solitario.

Kinross Collar: The Kinross Collar between Solitario and UBS is a contractual hedge that is not traded on public exchange. We determine the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock, volatility of Kinross common stock price, and risk-free interest rates, that are readily available from public markets, therefore, they are classified as Level 2 inputs. Solitario has not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three and six months ended June 30, 2008 Solitario recorded an unrealized loss on derivative instrument of $864,000 and $2,731,000, respectively, and has recorded a derivative instrument liability of $4,433,000 for the fair market value of the Kinross Collar as of June 30, 2008. Solitario has recorded $1,918,000 for the fair market value related to 400,000 shares of the Kinross Collar due on April 14, 2009 as a current liability as of June 30, 2008.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $28,599,000 and $25,026,000, respectively, and cost of $1,805,000 and $2,438,000, respectively, at June 30, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains of $26,794,000 and $22,588,000, respectively, net of deferred taxes of $9,916,000 and $8,347,000, respectively, at June 30, 2008 and December 31, 2007 related to our marketable equity securities. Solitario sold 42,920 and 142,920 shares, respectively, of its Kinross common stock during the three and six months ended June 30, 2008 for gross proceeds of $986,000 and $3,215,000, respectively. The gross proceeds of $986,000 from the sale of 42,920 shares of Kinross common stock sold during the three months ended June 30, 2008 were received in July 2008. Solitario recorded a receivable in other current assets of $986,000 for these proceeds as of June 30, 2008. Solitario sold 200,000 of its Kinross common stock during the six months ended June 30, 2007 for gross proceeds of $2,645,000. Solitario has classified $7,083,000 and $5,520,000, respectively, of marketable equity securities as current, as of June 30, 2008 and December 31, 2007, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.


          The following table represents changes in marketable equity securities (000's).

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Gross proceeds	$ 986	$ -	$ 3,215	$ 2,645
Cost	190	-	632	577
Gross gain on sale included in earnings during the period	796	-	2,583	2,068
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $665 and $2,532 for the three and six months ended June 30, 2008 and $(1,266) and $(1) for the three and six months ended June 30, 2007	1,117	(1,979)	4,257	(2)
Reclassification adjustment for net gains included in earnings during the period, net of tax of $297 and $963 for the three and six months ended June 30, 2008 and $807 for the six months ended June 30, 2007	(499)	-	(1,619)	(1,261)

Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 51 for consistency with the requirements of FASB Statement of Financial Accounting Standard No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Solitario has not yet determined the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

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

       In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario has not yet determined the impact, if any, of adopting SFAS No. 161 on its consolidated financial position, results of operations or cash flows.

 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss as reported	$(1,601)	$(1,099)	$(3,190)	$(726)
Unrealized (loss) gain on marketable equity securities, net of related tax effects	618	(1,979)	2,638	(1,263)
Comprehensive loss	$ (983)	$(3,078)	$ (552)	$(1,989)


3.       Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Geologic, drilling and assay	$266	$469	$634	$623
Field expenses	391	312	737	582
Administrative	381	239	714	434
Joint venture payments (see below)	(12)	(361)	(38)	(587)
Total exploration costs	$1,026	$ 659	$2,047	$1,052

As a result of Anglo Platinum earning 15% interest in Pedra Branca do Brazil Mineração, S.A., ("PBM"), reimbursement of Pedra Branca expenses incurred by PBM are accounted for as capital contributions, and are not offset against exploration expense as joint venture payments. Anglo Platinum continues to reimburse certain non-PBM costs and management fees. Accordingly, the reimbursement of work related to the Pedra Branca agreement was reduced to $12,000 and $38,000 during the three and six months ended June 30, 2008, respectively, compared to $361,000 and $587,000 during the three and six months ended June 30, 2007.

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $7,756,000 and $6,808,000, respectively, at June 30, 2008 and December 31, 2007.

          During the three and six months ended June 30, 2008, Solitario recorded a deferred tax benefit of $252,000 and $517,000, respectively, in the statement of operations. Solitario recorded deferred tax expense during the three and months ended June 30, 2008 of $665,000 and $2,532,000, respectively, to other comprehensive income related to unrealized gains of $1,782,000 and $6,789,000, respectively, on marketable equity securities. Also during the three and six months ended June 30, 2008, Solitario reclassified $297,000 and $963,000, respectively, of deferred taxes from other comprehensive income related to the realized gain on sale of $796,000 and $2,583,000, respectively upon the sale of Kinross common stock, discussed above. During the three and six months ended June 30, 2008, Solitario recorded a deferred tax benefit of $92,000 and $104,000, respectively, to additional paid-in-capital related to stock option compensation expense from the exercise of 60,000 and 74,500, respectively, of non-qualified stock options. During the three and six months ended June 30, 2007, Solitario recorded a deferred tax benefit of $225,000 and deferred tax expense of $337,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three months ended June 30, 2007 of $1,266,000 to other comprehensive income related to unrealized loses of $3,245,000 on marketable equity securities and recorded a deferred tax benefit during the six months ended June 30, 2007 of $1,000 related to unrealized losses of $3,000 on marketable equity securities. Also during the six months ended June 30, 2007, Solitario reclassified $807,000 of deferred taxes from other comprehensive income related to the realized gain on sale of $2,068,000 upon sale of Kinross common stock, discussed above. During the six months ended June 30, 2007 Solitario recorded a deferred tax benefit of $1,121,000 to additional paid-in capital related to stock option compensation expense from the exercise of 917,000 non-qualified stock options.


5.       Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of Solitario's Board of Directors. Under the agreement, Mr. Jones will advise Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario charged $20,000 and $40,000 for consulting expense, related to the agreement, which is included in general and administrative expense for the three and six months ended June 30, 2008 and 2007. Solitario will amortize the remaining balance of prepaid consulting fees of $13,000, included in current assets as of June 30, 2008, during 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR Gold Corp ("TNR"), included in marketable equity securities with fair values, based on quoted market prices, of $267,000 and $316,000, respectively, and cost of $139,000 at June 30, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains on its holdings of TNR of $128,000 and $177,000, respectively, net of deferred taxes of $48,000 and $66,000, respectively, at June 30, 2008 and December 31, 2007. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2007, 2006 and 2005, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K for the year ended December 31, 2007. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. At June 30, 2008 we had 13 exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. We are conducting exploration activities in all of those countries.

(b). Recent Developments

          On June 12, 2008, the shareholders of Solitario approved an amendment to the Articles of Incorporation of Solitario to change the name of the corporation to Solitario Exploration & Royalty Corp. from Solitario Resources Corporation.

          We have a significant investment in Kinross Gold Corporation ("Kinross") at June 30, 2008, which consists of 1,200,000 shares of Kinross common stock. Of these shares, 300,000 are not subject to the Kinross Collar. We sold an additional 50,000 shares of Kinross on July 1, 2008 for net proceeds of $1,214,000. As of July 31, 2008, our 250,000 shares have a value of approximately $4.5 million based upon the market price of $18.15 per Kinross share. During the three and six months ended June 30, 2008, we sold 42,920 and 142,920 Kinross common shares for net proceeds of $986,000 and $3,215,000, respectively. The cash from the settlement of the 42,920 shares sold during the second quarter was received in July 2008, and we has recorded a receivable for $986,000 in current assets as of June 30, 2008. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          As the result of a dividend that Kinross paid on March 31, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced, by the $0.04 per share. As of June 30, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share .

          During the first six months of 2008, we capitalized $100,000 related to initial staking and lease costs on our Cajatambo, Excelsior, Chonta and Paria Cruz exploration projects in Peru and our La Noria and Purica exploration projects in Mexico. Any additional costs incurred for subsequent lease payments or exploration activities related to these projects will be expensed as incurred.

          On April 4, 2008 we signed the Minera Chambara S.A.C ("Minera Chambara") shareholders' agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. During the second quarter of 2008, we transferred our interest in the claims from Mineral properties, net of $30,000 to investment in unconsolidated subsidiary. We have estimated as of June 30, 2008 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the second quarter of 2008, is negative. Accordingly, we reduced our investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future, if at all.

(c). Results of Operations

Comparison of the quarter ended June 30, 2008 to the quarter ended June 30, 2007

          We had a net loss of $1,601,000 or $0.05 per basic and diluted share for the three months ended June 30, 2008 compared to a loss of $1,099,000 or $0.04 per basic and diluted share for the three months ended June 30, 2007. As explained in more detail below, the primary reason for the increase in the net loss for the three months ended June 30, 2008 compared to the loss in the


same period of 2007 was related to an increase in our exploration expense to $1,026,000 in the three months ended June 30, 2008 compared to $659,000 in the three months ended June 30, 2007 as well as an increase in our general and administrative expense to $801,000 during the three months ended June 30, 2008 compared to $672,000 in the three months ended June 30, 2007. In addition we recorded a loss on derivative instrument related to our Kinross Collar of $864,000 during the three months ended June 30, 2008, and there was no similar item in the three months ended June 30, 2007. These increased costs were partially offset by a gain of $796,000 from the sale of share of Kinross during the three months ended June 30, 2008 and there were no similar sales during the three months ended June 30, 2007 and, as a result of the losses incurred during the three months ended June 30, 2008 and 2007, we recorded an income tax benefit of $252,000 in the second quarter of 2008 compared to an income tax benefit of $225,000 during the second quarter of 2007. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $1,026,000 during the second quarter of 2008 compared to $659,000 in the second quarter of 2007. During 2008, we have significantly increased our exploration efforts on existing properties and reconnaissance exploration in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. This included exploration activities associated with the Strategic Alliance, discussed below under "Joint Ventures," during 2008 compared to 2007. We also increased our exploration activities at Pedra Branca, which is wholly-owned by PBM. As a result of Anglo Platinum earning 15% of PBM during 2007, Anglo Platinum is now directly funding Pedra Branca exploration activities through capital contributions to PBM, and all PBM exploration, which amounted to $282,000 during the three months ended June 30, 2008, is consolidated into our net exploration expense. Previous to Anglo Platinum earning their 15% of PBM, Anglo reimbursed exploration costs to us, which was netted against our gross exploration expense. During the three months ended June 30, 2008, exploration expenses of $11,000, for our management fees, were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project compared to the reimbursement of all exploration expenses and management fees recorded during the second quarter of 2007, resulting in a net credit to exploration expense of $17,000. During the second quarter of 2008 we recorded exploration costs of $275,000 related to our newly acquired Chonta and Cajatambo projects in Peru; $82,000 for exploration associated with the Mercurio Project, where we conducted a drilling program during the first six months of 2008 compared to $68,000 in the second quarter of 2007. We continued to perform sampling and exploration in our Alliance Project Areas, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. As a result of some of this effort we added the Paria Cruz, La Noria and Purica projects during the three months ended June 30, 2008. We also acquired the Santiago project during the first quarter of 2007. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2008 and have budgeted our related net exploration expenditure to be approximately $4,200,000 for 2008. The primary factor in our decision to increase exploration expenditures in 2008 relate to an increase in commodity prices which has allowed us to increase our existing and potential projects upon which to explore. We also have additional drill targets on our existing non-joint venture projects.


Exploration expense (in thousands) by project for the three and six months ended June 30, 2008 and 2007 consisted of the following:
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
Project Name	2008	2007	2008	2007
Newmont Strategic Alliance	$ 17	$ 123	$ 235	$ 244
Pedra Branca, net	282	(17)	504	(56)
Mercurio	82	68	410	75
Cajatambo	169	-	264	-
Chonta	106	-	123	-
La Purica	40	-	40	-
Chambara	39	2	39	3
Titicayo	1	126	25	131
Pachuca	17	7	21	7
Paria Cruz	4	-	4	-
Excelsior	-	-	2	-
La Tola	1	-	3	-
Triunfo	-	60	3	66
Bongara	-	1	1	21
Santiago	1	30	1	32
Corazon	-	2	-	15
Las Purisimas	-	1	-	2
Reconnaissance	267	256	372	512
Total exploration expense	$1,026	$659	$2,047	$1,052

          General and administrative costs were $801,000 during the second quarter of 2008 compared to $672,000 in the second quarter of 2007. General and administrative costs increased primarily related to an increase in salary expense to $204,000 in the second quarter of 2008 compared to $154,000 in the second quarter of 2007, an increase in stock option compensation expense to $230,000 in the second quarter of 2008 compared to $213,000 in the second quarter of 2007, and an increase in accounting and legal costs to $71,000 in the second quarter of 2008 compared to $31,000 during the second quarter of 2007. The remaining general and administrative costs were comparable between the second quarter of 2008 and the second quarter of 2007.

          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended June 30, 2008, we recognized $230,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $213,000 recognized during the three months ended June 30, 2007. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          On October 12, 2007, we entered into the Kinross Collar whereby we pledged 900,000 shares of Kinross common shares to be sold at prices fixed under the collar as discussed above under "Recent Developments." We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three months ended June 30, 2008, we recorded an unrealized loss on derivative instrument of $864,000. There were no similar items during the three months ended June 30, 2007. We have recorded a derivative instrument liability of $4,443,000 and $1,702,000, respectively, for the fair market value of the Kinross Collar as of June 30, 2008 and December 31, 2007. We have recorded $1,918,000 for the fair market value related to 400,000 shares of the Kinross Collar due on April 14, 2009 as a current liability as of June 30, 2008.

          During the three months ended June 30, 2008, on June 27, 2008, we sold 42,920 shares of Kinross stock for proceeds of $986,000 and recorded a gain on the sale of $796,000. The transaction settled on July 1, 2008 and we recorded a receivable for the proceeds in other current assets as of June 30, 2008. There were no sales of Kinross stock in the three months ended June 30, 2007. We anticipate we will sell additional shares of Kinross during the remainder of 2008 to fund our ongoing expenditures for exploration and general and administrative costs. See also "Liquidity and Capital Resources," below.

         Depreciation and amortization expense was $25,000 during the second quarter of 2008 compared to $16,000 in the second quarter of 2007 primarily as a result of the addition of trucks used for exploration, furniture and fixtures during the first half of 2008 and 2007, which replaced older outdated equipment which had been fully depreciated. We amortize these assets over a three year period. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2008.


          During the second quarter of 2008 we recorded interest income of $10,000 compared to interest income of $23,000 during the same period in 2007. The increase was a result of smaller cash balances and lower interest rates on those deposits during the second quarter of 2008 compared to 2007. We anticipate that our cash balances will fluctuate during the year primarily as a result of the timing of sales of Kinross stock discussed above.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We did not record any property abandonment or write-downs during the three months ended June 30, 2008 or 2007. However we did transfer $30,000 of costs related to our Chambara agreement from Mineral Properties, net during the second quarter of 2008 to our investment in unconsolidated subsidiary, discussed above under "Recent Developments."

          We recorded a deferred tax benefit of $252,000 during the second quarter of 2008 compared to a deferred tax benefit of $225,000 during the second quarter of 2007. The tax benefit was primarily related to our net loss, less a valuation allowance we provide for our foreign net operating losses, which our primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We do not currently anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. These net operating losses on United States activities are expected to be available to offset a portion of future taxable income related to our future sales of Kinross common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

          We had a loss of $3,190,000 or $0.11 per share for the six months ended June 30, 2008 compared to a loss of $726,000 or $0.02 per share for the six months ended June 30, 2007. The primary reason for the increase in the loss in the six months ended June 30, 2008 from the loss in the same period of 2007 was the recording of a loss on derivative instrument related to our Kinross Collar, discussed above of $2,731,000 during the first half of 2008, and there was no similar item in 2007. In addition our exploration expense increased to $2,047,000 in the first half of 2008 compared to $1,052,000 as a result of consolidating all Pedra Branca exploration costs in 2008, which were netted against joint venture payments in 2007 as well as an increase in reconnaissance exploration activities in 2008 compared to 2007. In addition our general and administrative costs increased to $1,665,000 in the first half of 2008 compared to $1,398,000 in the first half of 2007 as a result of increased costs including salaries and stock option compensation. These cost increases were partially offset by an increase in the gain on sale of marketable equity securities of $2,583,000 on the sale of 142,920 shares of Kinross common stock in the first half of 2008 compared to the gain on sale of marketable equity securities of $2,068,000 on the sale of 200,000 shares of Kinross common stock in the first half of 2007 and an income tax benefit of $517,000 recorded in the first half of 2008 compared to an income tax expense of $337,000 recorded in the first half of 2007. Each of these items is discussed in more detail below.

          Our exploration expense increased to $2,047,000 during the first six months of 2008 compared to $1,052,000 in the first six month of 2007. This was primarily due to the consolidation of $504,000 of net Pedra Branca exploration expense incurred by PBM during the first six months of 2008 as a result of Anglo earning 15% interest in PBM, discussed above, compared to a reimbursement of our Pedra Branca exploration expenditures, resulting in a net credit of $56,000 in the first half of 2007. In addition we increased our exploration activities on our strategic alliance properties including Chonta and Cajatambo during 2008 and had a significant increase in our exploration activities at our Mercurio project where we conducted a drilling program during the first half of 2008. These increases are detailed in the exploration expense table shown above. In addition, during 2008 we increased our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of the Cajatambo, Excelsior, Chonta, Paria Cruz, La Noria and Purica projects during the first half of 2008.

          Excluding the $459,000 and $372,000, respectively, of stock-option compensation expense during the first half of 2008 and 2007, discussed below, other general and administrative costs were $1,205,000 during the first six months of 2008 compared to $1,026,000 in the same period of 2007. Salary and benefits expense increased to $601,000 in the first six months of 2008 compared to $508,000 in the first six months of 2007. Office and insurance expense increased to $160,000 in the first six months of 2008 compared to $135,000 in the first six months of 2007. Legal and accounting costs increased to $152,000 in the first six months of 2008 compared to $87,000 in the first six months of 2007. Our travel and shareholder services expenses also increased to $257,000 in the first six months of 2008 compared to $217,000 in the same period of 2007. Partially mitigating these increased costs were reductions for employment agency fees which were $30,000 in 2007, and there was no similar expense in 2008 and an increase in currency gain to $24,000 during in the first six months of 2008 compared to a currency gain of $17,000 in the first six months of 2007.


          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We determine the fair values of the options granted using a Black-Scholes option pricing model. During the six months ended June 30, 2008, we recognized $459,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $372,000 recognized during the six months ended June 30, 2007. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the first six months of 2008 we sold 142,920 shares of Kinross for net proceeds of $3,215,000 and recorded a gain on sale of $2,583,000. During the first six months of 2007 we sold 200,000 shares of Kinross for net proceeds of $2,645,000 and recorded a gain on sale of $2,068,000. See also "Liquidity and Capital Resources," below.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We recorded a $5,000 mineral property write-down related to our Las Purisimas property in Mexico during the first six months of 2007. There were no property write-downs during the first six months of 2008. However we did transfer $30,000 of costs related to our Chambara agreement from Mineral Properties, net during the first half of 2008 to our investment in unconsolidated subsidiary, discussed above under "Recent Developments."

          During the first six months of 2008 we recorded interest and dividend income of $83,000 compared to interest income of $34,000 during the same period in 2007. The increase was a result of the receipt of a $50,000 dividend on our Kinross shares received during the first half of 2008 compared to the first half of 2007, when no dividend was declared or paid by Kinross.

          We recorded a deferred tax benefit of $517,000 during the first six months of 2008 compared to deferred tax expense of $337,000 during the same period of 2007 related to the expected benefit of the currently generated net operating losses on United States activities. The deferred tax expense in 2007 primarily related to the gain on sale of Kinross common stock, discussed above, less United States costs, which were primarily general and administrative costs, discussed above. Because we provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil, not all of our recorded exploration expenditures are available to offset gains associated with the sale of our Kinross common stock and accordingly, we recorded a deferred tax expense in the first six months of 2007. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d). Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2008 and December 31, 2007, we owned 1,200,000 and 1,342,920 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $28,332,000 and $24,710,000 at June 30, 2008 and December 31, 2007, respectively. Of these, 900,000 Kinross shares are subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $267,000 and $316,000 as of June 30, 2008 and December 31, 2007, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the three and six months ended June 30, 2008, we recorded a loss on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $1,782,000 and $6,789,000, respectively, less related deferred tax benefit of $665,000 and $2,532,000, in addition we reclassified $796,000 and $2,583,000, respectively, of unrealized gain on marketable equity securities, net of related deferred taxes of $297,000 and $963,000, respectively, to gain on sale of marketable equity securities as a result of the sale of 42,920 and 142,920, respectively, shares of Kinross during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, we recorded a loss on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $3,245,000 and $3,000, respectively, less related deferred tax benefit of $1,265,000 and $1,000, in addition we reclassified $2,068,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $807,000 to gain on sale of marketable equity securities as a result of the sale of 200,000 shares of Kinross during the six months ended June 30, 2007. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $26.84 per share to a low of $10.91 per share during the 52 weeks ended June 30, 2008.


Kinross Collar

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) . As the result of a dividend that Kinross paid on March 31, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced, by the $0.04 per share. As of June 30, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.77 per share (the "Floor Price") and an upper threshold price of no more than $21.73 per share; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.42 per share; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.58 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three and six months ended June 30, 2008, we recorded an unrealized loss on derivative instrument of $864,000 and $2,731,000, respectively. There were no similar items during the three and six months ended June 30, 2007. We have recorded a derivative instrument liability of $4,433,000 and $1,702,000, respectively, for the fair market value of the Kinross Collar as of June 30, 2008 and December 31, 2007. We have recorded $1,918,000 for the fair market value related to 400,000 shares of the Kinross Collar due on April 14, 2009 as a current liability as of June 30, 2008.

Working Capital

          We had working capital of $5,574,000 at June 30, 2008 compared to working capital of $6,245,000 as of December 31, 2007. Our working capital at June 30, 2008 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,200,000 shares of Kinross common stock of $7,083,000, less related current deferred taxes of $2,487,000. In addition, at June 30, 2008 we have recorded $1,918,000 as a current liability for the estimated fair value of the Kinross collar due on April 19, 2009. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and have forecasted the sale of 300,000 shares of Kinross during 2008 for expected proceeds of $6,415,000. During the first six months of 2008, we have sold 142,920 of those shares for net proceeds of $3,215,000, of which $986,000 were received in July 2008 and are recorded as a receivable in other current assets at June 30, 2008. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $1,857,000 as of June 30, 2008 compared to $2,250,000 at December 31, 2007. As of June 30, 2008, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first six months of 2008, holders exercised options for 74,500 shares for proceeds of $92,000. Of these, options for 60,000 shares at an exercise price of Cdn$0.81 were made from the 1994 Plan and options for 14,500 shares at an exercise price of Cdn$3.65 were made from the 2006 Plan. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of June 30, 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q under the title "Employee stock compensation plans."

          All of our options from both the 1994 Plan and the 2006 Plan are significantly "in the money" as of June 30, 2008. Subsequent to June 30, 2008, the remaining options for 50,000 shares were exercised for proceeds of $40,000. We do not anticipate any significant additional exercises of options from the 2006 plan during the remainder of 2008. Of our outstanding options, 1,560,500 options from the 2006 Plan expire on June 27, 2011.

(e). Cash Flows

          Net cash used in operations during the six months ended June 30, 2008 increased to $3,211,000 compared to $2,261,000 for the six months ended June 30, 2007 primarily as a result of increased general and administrative expenses and increased gross exploration expense, which were offset in 2007 by joint venture reimbursement of $587,000 in the six months ended June 30, 2007. In addition, we had a net reduction in our accounts payable of $50,000 in the six months ended June 30, 2008 compared to


a net increase in accounts payable of $69,000 in the six months ended June 30, 2007. These increases in the use of cash were partially mitigated by a smaller increase in our prepaid expenses and other current assets to $61,000 during the six months ended June 30, 2008, compared to an increase of $326,000 during the six months ended June 30, 2007, primarily related to an increase in billings to Anglo Platinum for Pedra Branca expenditures in 2007, which had not been paid as of June 30, 2007.

          We provided $2,108,000 and $2,612,000, respectively, in cash from investing activities during the six months ended June 30, 2008 and 2007 which were primarily from the sale of 100,000 shares and 200,000 shares, respectively, of Kinross common stock for proceeds of $2,229,000 and $2,645,000, respectively, discussed above. As discussed above, we sold an additional 42,920 shares of Kinross stock in the six months ended June 30, 2008, however the proceeds of $986,000 from this sale was not received until July 2008. In addition we used $100,000 for acquisition of mineral property discussed above under "Recent Developments" in the first six months of 2008 compared to $34,000 in the first six months of 2007 for the addition of new properties. We also acquired additional furniture and fixtures of $53,000 during 2008 compared to $25,000 in 2007.

          Net cash provided from financing activities increased to $710,000 in the six months ended June 30, 2008 from $572,000 in the six months ended June 30, 2007 as a result of Anglo contributing $618,000 to the paid-in-capital of PBM, pursuant to the terms of the PBM shareholders agreement with Anglo to fund the exploration effort of PBM. There was no similar item in the prior year. During the six months ended June 30, 2008, holders exercised options for 74,000 shares of our common stock for proceeds of $92,000. During the six months ended June 30, 2007, holders exercised options for 917,000 shares of our common stock for proceeds of $572,000.

(f). Exploration Activities and Contractual Obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2007 mineral property rental and option payments were approximately $404,000. In 2008 we estimate our full-year mineral property rental and option payments to be approximately $390,000. Approximately $190,000 of these annual payments is reimbursable to us by our joint venture partners.

          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties") we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of June 30, 2008, we have spent approximately $2,244,000 of this commitment.

           As of June 30, 2008, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $38,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $7,756,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares. We have recorded liability of $4,433,000 for the fair value of the Kinross Collar, of which $1,918,000 is a current liability as of June 30, 2008.

(g). Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. Votorantim is planning additional drilling at Bongara during the third quarter of 2008.

Pachuca Real

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on our Pachuca Real silver-gold project in central Mexico. Newmont can earn up to a 51% interest in the project by completing (i) a firm work commitment of $2.0 million by May 1, 2008, which Newmont has completed, and (ii) completing total work commitments over 4.5 years from the date of the Venture Agreement of $12.0 million. Newmont will have the right to earn up to a 65% interest by completing a feasibility study and an additional 5%, to a total of 70%, if we elect to have Newmont fund our portion of construction costs plus interest.


See the discussion of the Venture Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. Newmont conducted a 5,000 meter drilling program and mapping and sampling at Pachuca during the second quarter of 2008.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn up to 60% by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. Anglo Platinum is not required to make any future funding of exploration expenditures. Future cash contributions by Anglo Platinum will be recorded as additions to additional paid-in-capital. See the discussion of the Shareholders Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. We recorded a minority interest in PBM of $392,000 and $388,000, respectively as of June 30, 2008 and December 31, 2007 equal to Anglo Platinum's 15% interest in the book value of PBM. During the three and six months ended June 30, 2008 we recorded $40,000 and $88,000, respectively, for Anglo Platinum's minority interest in the loss of PBM. Solitario receives a 5% management fee based upon total expenditures. During the three and six months ended June 30, 2008 we recorded $12,000 and $38,000 of management fees included as joint venture reimbursements discussed above under exploration expense in "Results of Operations." During the three and six months ended June 30, 2008, Anglo contributed $618,000 to the paid-in-capital of PBM pursuant to the Shareholders Agreement to fund PBM exploration activities. During the six months ended June 30, 2008, we increased our land position at Pedra Branca to 178,514 hectares from 45,365 hectares. We believe this new land area has the potential to host Platinum and Palladium mineralization and Nickel mineralization. During 2008 we have budgeted approximately $1.5 million for exploration that will focus on regional reconnaissance exploration on our new property position and approximately 2,000 meters of drilling offsetting areas of known mineralization. We will also be completing surface work including mapping and sampling of the newly acquired mineral rights during 2008 at Pedra Branca. Pursuant to the Shareholders' Agreement, Anglo Platinum will fund all 2008 exploration work.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, we have spent approximately $2,244,000 of this commitment. We are planning additional work on our newly-acquired Alliance properties, Cajatambo, Chonta and Excelsior, discussed below during the remainder of 2008.

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

Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its


shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. During the second quarter of 2008, we transferred our interest in the claims from mineral properties, net of $30,000 to investment in unconsolidated subsidiary. We have estimated as of June 30, 2008 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the second quarter of 2008, is negative. Accordingly, we reduced our investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future.

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

Triunfo

          The 256-hectare Triunfo poly-metallic exploration property interest in Bolivia was acquired in 2003. A payment of $45,000 is due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were highly encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling. In June of 2008 we amended the contract with the option holder for the Triunfo property that suspends the payments agreed to under the contract. For the right to suspend payments we are required to pay $5,000 per year until such time as we decide to continue exploration drilling. The first payment of the "stand-by" period was made on signing of the amendment and such suspension shall continue for so long as we pay $5,000 on the anniversary of the signing of the amendment.

Cajatambo

          During January and March of 2008 Solitario staked 9,000 hectares of mineral rights at the Cajatambo area in central Peru. We capitalized $28,000 in associated costs during the six months ended June 30, 2008. No payments are due to third parties and the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We have collected rock and soil samples and have conducted certain geophysical surveys during 2008 in preparation for drilling later in this year. The Cajatambo property is subject to the provisions of the Newmont Alliance as discussed above.

Chonta

          During March 2008 we entered into an agreement with the underlying property owner for the Chonta property consisting of one claim of 583 hectares. We capitalized $42,000 to mineral properties for initial acquisition costs, which included a $40,000 payment to the underlying property owner upon the signing of the Chonta agreement. We are required to pay $2,250,000 over five years to acquire 100% of the property. Solitario can unilaterally terminate the agreement at any time. Additionally, we have staked four claims and now hold 4,583 hectares in Solitario's name that enlarges the outer perimeter of the Solitario held land position. We have collected rock and soil samples and plan to perform additional geochemical sampling, geologic mapping and certain geophysical surveys during 2008 in preparation for drilling later in the year. The Chonta property is subject to the provisions of the Newmont Alliance as discussed above.

Excelsior

          During January 2008 Solitario staked 2,000 hectares of mineral rights in the Excelsior area of central Peru. We capitalized $6,000 in mineral property payments for initial acquisition costs during the first three months of 2008. No payments are due to third parties so the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We have collected rock and soil samples and plan to perform additional geologic work during 2008 in preparation for potential drilling later in the year. The Excelsior property is subject to the provisions of the Newmont Alliance as discussed above.


Paria Cruz

          During the first six months of 2008, Solitario staked 3,000 hectares of mineral rights for the Paria Cruz project in central Peru. We capitalized $10,000 in mineral property payments for initial acquisition costs during the second quarter of 2008. No payments are due to third parties so the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We are evaluating the Paria Cruz project by the collection of rock and soil samples to determine what additional, if any additional geologic work will be done during 2008. The Paria Cruz property is subject to the provisions of the Newmont Alliance as discussed above.

La Noria

          During the second quarter we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We will start a reconnaissance exploration program of surface work in the third quarter.

Purica

          In early April we optioned 1,131 hectares in the Sonora state of Mexico over a large area of alteration between the La Caridad and Cananea open pit copper mines. Subsequently, we staked an additional 1914 hectares in the name of Solitario's subsidiary in Mexico. Geologic mapping and geochemical sampling is ongoing in preparation for drilling later in 2008.

(i). Discontinued Projects

During the first six months of 2008 we did not abandon any projects. During the first six months of 2007 we abandoned the La Purisima gold project.

(j). Critical Accounting Estimates

Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the six months ended June 30, 2008, we have adopted the following accounting policy:

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

(k). Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a consulting agreement with Mark E. Jones, III, a director and vice-chairman of Solitario's Board of Directors. The consulting agreement has a two-year term. Under the agreement, Mr. Jones will advise Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones has been paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario charged $20,000 and $40,000 for consulting expense, related to the agreement, which is included in general and administrative expense for the three and six months ended June 30, 2008 compared to $20,000 and $40,000 for the three and six months ended June 30, 2007. Solitario will amortize the remaining balance of prepaid consulting fees of $13,000, included in current assets as of June 30, 2008, during 2008.


TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR Gold Corp ("TNR"), included in marketable equity securities with fair values, based on quoted market prices, of $267,000 and $316,000, respectively, and cost of $139,000 at June 30, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains on its holdings of TNR of $128,000 and $177,000, respectively, net of deferred taxes of $48,000 and $66,000, respectively, at June 30, 2008 and December 31, 2007. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

(l). Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 51 for consistency with the requirements of FASB Statement of Financial Accounting Standard No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Solitario has not yet determined the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

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

          In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161), an amendment of SFAS 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario has not yet determined the impact, if any, of adopting SFAS No. 161 on its consolidated financial position, results of operations or cash flows.

(m) Forward looking statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2007 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

     Our estimates of future exploration, general and administrative and other costs;

     Our estimates of fair value of our investment in shares of Kinross and the Kinross Collar;

     Our expectations regarding exploration of our properties, including those subject to joint venture and shareholder agreements;

     the impact of political and regulatory developments;

     our future financial condition or results of operations and our future revenues and expenses; and

     our business strategy and other plans and objectives for future operations

          Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3     Quantitative and Qualitative Disclosures About Market Risk

(a)     Equity Price Risks

(1)   Solitario's investment in Kinross is subject to equity market risk.

          As of June 30, 2008 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,833,000 and increase other comprehensive income total stockholders' equity by the same amount, net of deferred taxes of $1,057,000. Additionally, our working capital would also be increased by $708,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $264,000. This increase is based upon all of our 1,200,000 Kinross common shares as of June 30, 2008, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,200,000 Kinross common shares as of June 30, 2008, and is subject to the Kinross Collar discussed above.

(2)     Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of June 30, 2008 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our liability under the Kinross Collar by $1,634,000, net of deferred taxes of $609,000 and increase our net loss in the statement of operations by $1,025,000. We have also estimated that as of June 30, 2008 a hypothetical decrease of ten percent in the price of Kinross common stock would decrease the value of our liability under the Kinross Collar by $1,561,000, net of deferred taxes of $582,000 and would decrease our net loss in the statement of operations by $979,000.

          (b.) Interest Rate Risks

Solitario's Kinross Collar derivative instrument fair market valuation is subject to interest rate risk.

          We have estimated, using a Black-Scholes option pricing model, that as of June 30, 2008 a hypothetical increase of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would increase the liability by $45,000, net of deferred taxes of $17,000 and increase our net loss in the statement of operations by $28,000. We have also estimated that as of June 30, 2008 a hypothetical decrease of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would decrease the liability by $45,000, net of deferred taxes of $17,000 and would decrease our net loss in the statement of operations by $28,000.

          We have no other material interest rate risks as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the three months of 2008, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the three months of 2008, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 60,000 shares of our common stock, at an exercise price of Cdn$0.81 per share, pursuant to the exemption provided by Rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On June 12, 2008 we held our Annual Meeting of Shareholders at which the following three matters were submitted to a vote of security holders:


          a)     Election of Directors. Six directors were elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

	Number of Shares
Name	For	Against	Withheld
Christopher E. Herald	24,473,420	-	1,029
John Hainey	24,472,334	86	2,029
Mark E. Jones, III	23,677,366	-	797,083
Leonard Harris	23,605,178	-	869,271
Brian M Labadie	24,473,464	-	985
Steven A. Webster	23,605,136	86	869,227

          There were no abstentions or broker non-votes.

          b).     Approval of an Amendment to the Articles of Incorporation to Change the Corporation Name. The shareholders approved the change of the corporation name to Solitario Exploration & Royalty Corp. with 24,470,932 shares voting for, 3,128 shares voting against and 440 shares withheld, no abstentions and one non-vote.

          c).     Appointment of Auditors. The appointment of Ehrhardt Keefe Steiner & Hottman PC as our auditors for the fiscal year 2008 was ratified with 23,784,932 shares voting for, with no shares voted against, 387 withheld, 689,129 invalid votes and one non-vote.

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number                    Description
3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended.
3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp.
4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp.
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.
August 6, 2008 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer