Form 10-Q
period 2008-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2008-11-06
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2008
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to_______

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

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of October 31, 2008.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except per share amounts)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,088	$2,250
Joint venture receivable	56	4
Investments in marketable equity securities, at fair value	4,836	5,520
Derivative instrument fair value	110	-
Prepaid expenses and other	284	198
Total current assets	8,374	7,972
Mineral properties, net	2,779	2,704
Investments in marketable equity securities, at fair value	13,885	19,506
Derivative instrument fair value	154	-
Other assets	232	248
Total assets	$25,424	$30,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 123	$ 195
Deferred income taxes	1,663	1,515
Other	17	17
Total current liabilities	1,803	1,727
Derivative instrument fair value	-	1,702
Deferred income taxes	4,201	5,293
Other	1	14
Commitments and contingencies
Minority interest	416	388
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2008 and December 31, 2007)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,750,242 and 29,619,492 shares issued and outstanding at September 30, 2008 and December 31, 2007)	298	296
Additional paid-in capital	32,985	30,836
Accumulated deficit	(25,103)	(24,067)
Accumulated other comprehensive income	10,823	14,241
Total stockholders' equity	19,003	21,306
Total liabilities and stockholders' equity	$25,424	$ 30,430

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Property and joint venture revenue
Joint venture property payments	$ 200	$ 100	$ 200	$ 100
Costs, expenses and other:
Exploration expense	1,265	846	3,312	1,898
Depreciation and amortization	25	21	75	57
General and administrative	815	888	2,480	2,286
Unrealized gain on derivative instruments	(4,697)	-	(1,966)	-
Property abandonment and impairment	-	5	-	10
Interest and dividend income	(63)	(22)	(146)	(56)
Gain on sale of assets	-	-	(32)	-
Total costs, expenses and other	2,655	(1,738)	(3,723)	(4,195)
Gain on sale of marketable equity securities	993	889	3,576	2,957
Income (loss) before minority interest and income taxes	3,848	(749)	53	(1.138)
Minority interest in subsidiary	85	-	173	-
Income (loss) before income taxes	3,933	(749)	226	(1,138)
Income tax expense	(1,779)	(160)	(1,262)	(497)
Net income (loss)	$2,154	$ (909)	$(1,036)	$(1,635)
Income (loss) per common share:
Basic	$ 0.07	$(0.03)	$(0.03)	$(0.06)
Diluted	$0.07	$(0.03)	$(0.03)	$(0.06)
Weighted average number of shares outstanding:
Basic	29,744	29,607	29,672	29,416
Diluted	29,969	29,607	29,672	29,416

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2008	2007
Operating activities:
Net loss	$ (1,036)	$ (1,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(1,966)	-
Depreciation and amortization	75	57
Amortization of prepaid consulting contract	53	60
Loss on equity method investment	30	-
Stock option expense	689	790
Deferred income taxes	1,262	497
Asset write down	-	10
Minority interest in subsidiary loss	(173)	-
Gain on sale of other assets	(32)	-
Gain on sale of marketable equity securities	(3,576)	(2,957)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(191)	57
Accounts payable and other	(86)	(97)
Net cash used in operating activities	(4,951)	(3,218)
Investing activities:
Additions to mineral properties	(105)	(34)
Additions to other assets	(59)	(168)
Proceeds from sale of other assets	32	-
Proceeds from sale of marketable equity securities	4,430	3,977
Other	-	26
Net cash provided by investing activities	4,298	3,801
Financing activities:
Minority shareholder equity contribution	1,342	-
Exercise of stock options for cash	149	572
Net cash provided by financing activities	1,491	572
Net increase in cash and cash equivalents	838	1,155
Cash and cash equivalents, beginning of period	2,250	904
Cash and cash equivalents, end of period	$3,088	$2,059

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. At September 30, 2008, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resource Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown").

           The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2008 and 2007 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2008.

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

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2008, which consists of 1,150,000 shares of Kinross common stock. Of these shares, 250,000 are not subject to the Kinross Collar, discussed below under "Derivative instruments." As of October 31, 2008, Solitario's 250,000 shares have a value of approximately $2.6 million based upon the market price of $10.43 per Kinross share. During the three and nine months ended September 30, 2008 Solitario sold 50,000 and 192,920 shares, respectively, of Kinross common stock for net proceeds of $1,214,000 and $4,430,000. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          As a result of a dividend of $0.04 per share that Kinross paid on both September 30, 2008 and March 31, 2008, the prices under the Kinross Collar were adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.73 per share (the "Floor Price") and an upper threshold price of no more than $21.69 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.38 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.54 per share .

          During the nine months ended September 30, 2008, Solitario capitalized a total of $105,000 related to initial staking and lease costs on our Cajatambo, Excelsior, Chonta and Paria Cruz exploration projects in Peru, our La Noria and Purica exploration projects in Mexico and our Espanola exploration project in Bolivia. Any additional costs incurred for subsequent lease payments or exploration activities related to these projects will be expensed as incurred.

          On April 4, 2008 Solitario signed the Minera Chambara, S.A.C. ("Minera Chambara") shareholders' agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim") for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim will conduct exploration on the project. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. Solitario contributed 9,500 hectares of mineral claims and certain exploration data in its possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the shareholders' agreement will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for Solitario's


interest. If Votorantim provides such construction financing, Solitario would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow. Solitario has determined that Votorantim controls Minera Chambara pursuant to the terms of the shareholders' agreement and accordingly, Solitario has recorded its investment in Minera Chambara using the equity-method of accounting. During the second quarter of 2008 Solitario transferred $30,000, its interest in the claims, from Mineral properties, net to investment in unconsolidated subsidiary. Solitario has determined that as of September 30, 2008 its net equity in Minera Chambara is negative, as a result of exploration activity by Votorantim during the second and third quarters of 2008. Accordingly, Solitario has reduced its investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future, if at all.

          On April 24, 2007, Solitario signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn an additional 15% in PBM, to a total 30% interest, by funding $1.5 million towards the 2008 budget and work program, of which Anglo Platinum has funded approximately $1.3 million as of September 30, 2008, or by completing the funding and expenditures of the 2008 work program as of December 31, 2008. Solitario anticipates Anglo Platinum will have met these funding and expenditure requirements to earn a 30% interest in PBM on or before December 31, 2008. Anglo Platinum can earn an additional 21% interest in PBM, up to a 51% interest, by spending a total of $7 million on the project and can earn a 60% interest by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production.

Employee stock compensation plans

          Solitario measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which is generally the vesting period. The grant-date fair value of employee share options is measured on the date of grant using a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including the expected term based upon historical data of past exercises of option awards and expected stock-price volatility based upon the historical quoted market prices of Solitario common stock. These estimates, as well as Solitario's estimate of forfeitures, involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recognized stock-based compensation expense could have been materially different.

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

          There were no new options granted during the nine months ended September 30, 2008.

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

          Solitario has recognized $230,000 and $689,000, respectively in option compensation expense for the three and nine months ended September 30, 2008, from option grants related to the 2006 Plan. Solitario recognized $419,000 and $790,000 respectively of option compensation expense from options granted pursuant to the 2006 Plan for the three and nine months ended September 30, 2007. Option compensation expense is included in general and administrative expense and Solitario has not capitalized any compensation expense related to its options under the 2006 Plan. Solitario has unrecognized compensation expense, related to non-vested options, of $1,045,000 as of September 30, 2008, which will be recognized over the remaining vesting period of the options.

          As of September 30, 2008, options for 2,267,000 shares had been granted, options for 50,750 shares had been exercised, options for 52,500 shares had been forfeited, and options for 2,163,750 shares were outstanding of which 1,461,500 shares were vested and available for exercise. Options for 17,500 shares from the 2006 Plan were exercised during the nine months ended September 30, 2007.


          b.)     The 1994 Stock Option Plan

          Solitario adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method for the Solitario Resources Corporation Stock Incentive Plan (the "1994 Plan"). As of December 31, 2006, Solitario has no remaining unrecognized compensation expense and no compensation expense was recorded related to the 1994 Plan during the nine months ended September 30, 2008 and 2007.

          As of September 30, 2008, there are no remaining outstanding options under the 1994 Plan. Options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the Toronto Stock Exchange on the date of grant. The 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.           Options from the 1994 Plan for 110,000 shares were exercised during the nine months ended September 30, 2008 for proceeds of $88,000. The intrinsic value of the shares exercised during the nine months ended September 30, 2008 on the dates of exercise of options from the 2004 Plan was $429,000. Options from the 1994 Plan for 917,000 shares were exercised during the nine months ended September 30, 2007 for proceeds of $572,000. The intrinsic value of the shares issued during the nine months ended September 30, 2007 on the date of exercise of options from the 2004 Plan was $2,901,000.

          c.)     Summary of stock-based compensation plans

          The following table summarizes the activity for stock options outstanding under the 1994 and 2006 Plans as of September 30, 2008, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining years for contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	110,000	$0.81
Exercised	(110,000)	$0.81
Outstanding at September 30, 2008	0	$0.81	0.0	$ 0
Exercisable at September 30, 2008	0	$0.81	0.0	$ 0
2006 Plan
Outstanding, beginning of year	2,184,500	$3.29
Granted	-	n/a
Forfeited	-	n/a
Exercised	(20,750)	$2.96
Outstanding at September 30, 2008	2,163,750	$3.29	3.06	$1,063,000
Exercisable at September 30, 2008	1,461,500	$3.16	2.98	$901,000

(1)The intrinsic value at September 30, 2008 based upon the quoted market price of Cdn$3.80 per share for our common stock on the Toronto Stock Exchange and an exchange ratio of 0.96360 Canadian dollars per United States dollar.

Earnings per share

          Basic income (loss) per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007.

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

          Diluted income per share during the three months ended September 30, 2008 is based upon the weighted average number of shares of common stock, which has been increased for the dilutive effects of the assumed exercise of 1,574,454 options with weighted average exercise prices that were below the weighted average market price during the three months ending September 30, 2008 utilizing the treasury stock method. The treasury stock method assumes that the proceeds from the assumed exercise of these 1,574,454 options will be used to purchase our common stock at the average market price of our stock during the three months ended September 30, 2008 of Cdn$4.05 per share and that these shares would reduced the number of shares added from the exercise of the 1,574,454 options discussed above. These proceeds include the cash assumed to be received upon the exercise of the options at the weighted average exercise price on the options, plus the estimated amount of compensation cost attributed to future services and not yet recognized plus excess tax benefits, if any, that would be credited to additional paid-in-capital upon the assumed exercise of the 1,574,454 options. Solitario has estimated that for the three months ended September 30, 2008 approximately 225,000 shares would be added to the weighted average outstanding shares in determining fully diluted earnings per share.


          Approximately 2,167,000 of potential common shares were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2008 and approximately 2,307,000 of potential common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2007 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross common shares to be sold (or delivered back to Solitario with any differences settled in cash). As of September 30, 2008 the Kinross Collar pricing is (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.73 per share (the "Floor Price") and an upper threshold price of no more than $21.69 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.38 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.54 per share . Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008:

(000's)	Level 1	Level 2	Total
Assets
Marketable equity securities	$18,721	-	$18,721
Kinross Collar derivative instrument	-	$ 264	$ 264

Marketable equity securities: At September 30, 2008 the fair value of our marketable equity securities are based upon quoted market prices for the securities owned by Solitario.

Kinross Collar: The Kinross Collar between Solitario and UBS is a contractual hedge that is not traded on any public exchange. We determine the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock, volatility of Kinross common stock price, and risk-free interest rates, that are readily available from public markets, therefore, they are classified as Level 2 inputs. Solitario has not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three and nine months ended September 30, 2008 Solitario recorded an unrealized gain on derivative instrument of $4,697,000 and $1,966,000, respectively, and has recorded a derivative instrument asset of $264,000 for the fair market value of the Kinross Collar as of September 30, 2008. Solitario has recorded $110,000 for the fair market value related to 400,000 shares of the Kinross Collar due on April 14, 2009 as a current asset as of September 30, 2008.


 Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. As of September 30, 2008, Solitario has not identified any reduction in market value of its marketable equity securities that is considered other than temporary. Solitario had marketable equity securities with fair values of $18,721,000 and $25,026,000, respectively, and cost of $1,584,000 and $2,438,000, respectively, at September 30, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains of $17,137,000 and $22,588,000, respectively, net of deferred taxes of $6,314,000 and $8,347,000, respectively, at September 30, 2008 and December 31, 2007 related to our marketable equity securities. Solitario sold 50,000 and 192,920, respectively, of its Kinross common stock during the three and nine months ended September 30, 2008 for gross proceeds of $1,214,000 and $4,430,000, respectively. Solitario sold 100,000 and 300,000, respectively, of its Kinross common stock during the three and nine months ended September 30, 2007 for gross proceeds of $1,332,000 and $3,977,000, respectively. Solitario has classified $4,836,000 and $5,520,000, respectively, of marketable equity securities as current, as of September 30, 2008 and December 31, 2007, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.

          The following table represents changes in marketable equity securities (000's).

(in thousands)	Three months ended		Nine months ended
	2008	2007	2008	2007
Gross cash proceeds	$1,214	$1,332	$4,430	$3,977
Cost	221	443	854	1,020
Gross gain on sale included in earnings during the period	993	889	3,576	2,957
Unrealized holding (loss) arising during the three and nine months ended September 30, 2008 included in other comprehensive income, net of tax of $3,232 and $699, respectively and unrealized holding gain, net of tax of $1,587 and $1,586,respectively, for the three and nine months ended September 30, 2007.	(5,432)	3,443	(1,176)	3,441
Reclassification adjustment for gains included in earnings during the period, net of tax of $370 and $1,334, respectively, for the three and nine months ended September 30, 2008, and net of tax of $296 and $1,103, respectively, for the three and nine months ended September 30, 2007.	(623)	(593)	(2,242)	(1,854)

Revenue Recognition

          Solitario records any proceeds from the sale of property interests subject to joint ventures or shareholder agreements as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue. To the extent such proceeds are made in connection with properties subject to a joint venture or shareholder agreement where no property interests are transferred, the proceeds are recorded as revenue in accordance with the terms of the joint venture or shareholder agreement. During the three and nine months ended September 30, 2008 and 2007 Solitario recorded $200,000 and $100,000, respectively, of joint venture and property payments on its Bongará project pursuant to the joint venture agreement with Votorantim. See a discussion of Solitario's Bongará joint venture agreement below under "Joint Ventures, Royalty and the Strategic Alliance Properties."

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


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

       In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario has not yet determined the impact, if any, of adopting SFAS No. 161 on its consolidated financial position, results of operations or cash flows.

 2.       Comprehensive (loss) income

   The following represents comprehensive (loss) income and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss) as reported	$2,154	$(909)	$(1,036)	$(1,635)
Unrealized net (loss) gain on marketable equity securities, net of related tax effects	(6,055)	2,850	(3,418)	1,587
Comprehensive (loss) income	$(3,901)	$1,941	$(4,454)	$ (48)

3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Geologic, drilling and assay	$510	$585	$1,144	$1,208
Field expenses	378	353	1,115	935
Administrative	405	364	1,119	798
Joint venture payments (see below)	(28)	(456)	(66)	(1,043)
Total exploration costs	$1,265	$846	$3,312	$1,898

          As a result of Anglo Platinum earning 15% interest in Pedra Branca do Brazil Mineracao, S.A., ("PBM"), reimbursement of Pedra Branca expenses incurred by PBM are accounted for as capital contributions, and are not offset against exploration expense as joint venture payments. Anglo Platinum continues to reimburse certain non-PBM costs and management fees. Accordingly, the reimbursement of work related to the Pedra Branca agreement was reduced to $28,000 and $66,000 during the three and nine months ended September 30, 2008, respectively, compared to $456,000 and $1,043,000 during the three and nine months ended September 30, 2007.

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


          Primarily as a result of the recognition of gain on Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $5,864,000 and $6,808,000, respectively, at September 30, 2008 and December 31, 2007.

          During the three and nine months ended September 30, 2008, Solitario recorded deferred tax expense of $1,779,000 and $1,262,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three and nine months ended September 30, 2008 of $3,232,000 and $699,000, respectively, to other comprehensive income related to unrealized losses of $8,664,000 and $1,875,000, respectively, on marketable equity securities. Also during the three and nine months ended September 30, 2008, Solitario reclassified $370,000 and $1,334,000, respectively, of deferred taxes from other comprehensive income related to the realized gain on sale of $993,000 and $3,576,000, respectively upon the sale of Kinross common stock, discussed above. During the three and nine months ended September 30, 2008, Solitario recorded a deferred tax benefit of $68,000 and $172,000, respectively, to additional paid-in-capital related to stock option compensation expense from the exercise of 56,250 and 130,750, respectively, of non-qualified stock options. During the three and nine months ended September 30, 2007, Solitario recorded a deferred tax expense of $160,000 and $497,000, respectively, in the statement of operations. Solitario recorded a deferred tax expense during the three months ended September 30, 2007 of $1,587,000 to other comprehensive income related to unrealized gains of $5,030,000 on marketable equity securities and recorded a deferred tax expense during the nine months ended September 30, 2007 of $1,586,000 related to unrealized gains of $5,027,000 on marketable equity securities. During the nine months ended September 30, 2007 Solitario recorded a deferred tax benefit of $1,121,000 to additional paid-in capital related to stock option compensation expense from the exercise of 917,000 non-qualified stock options.

5.     Financial Market Risk

          Approximately $2,976,000 of Solitario's $3,088,000 cash is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At September 30, 2008, $112,000 of our cash is held at Wells Fargo Bank, $2,281,000 is held in a money market fund managed by Black Rock Financial Advisors and the balance is held in foreign banks in Canada, Brazil, Peru and Mexico.

          Solitario's Kinross Collar is subject to certain counterparty risk if on the date that shares subject to the Kinross Collar are due, April 13, 2009, April 14, 2010 or April 12, 2011, the price of Kinross common stock is below the Floor Price and UBS is unable to pay the differential between the market price and the Floor Price. See a discussion of the Kinross Collar under "Derivative Instruments," above.

6.       Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of Solitario's Board of Directors. Under the agreement, Mr. Jones advised Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones was paid a one time lump sum payment of $160,000, plus he is entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario charged $13,000 and $53,000 for consulting expense, related to the agreement, which is included in general and administrative expense for the three and nine months ended September 30, 2008. Solitario charged $20,000 and $60,000 for consulting expense, related to the agreement, which is included in general and administrative expense for the three and nine months ended September 30, 2007. The agreement terminated on August 31, 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR Gold Corp ("TNR"), included in marketable equity securities with fair values, based on quoted market prices, of $183,000 and $316,000, respectively, and cost of $139,000 at September 30, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains on its holdings of TNR of $84,000 and $177,000, respectively, net of deferred taxes of $31,000 and $66,000, respectively, at September 30, 2008 and December 31, 2007. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. At September 30, 2008 we had 14 exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. We are conducting exploration activities in all of those countries.

(b.) Recent Developments

          On June 12, 2008, the shareholders of Solitario approved an amendment to the Articles of Incorporation of Solitario to change the name of the corporation to Solitario Exploration & Royalty Corp. from Solitario Resources Corporation.

          We have a significant investment in Kinross at September 30, 2008, which consists of 1,150,000 shares of Kinross common stock. Of these shares, 250,000 are not subject to the Kinross Collar, discussed below under "Derivative instruments." As of October 31, 2008, our 250,000 shares have a value of approximately $2.6 million based upon the market price of $10.43 per Kinross share. During the three and nine months ended September 30, 2008 we sold 50,000 and 192,920, respectively, Kinross common shares for net proceeds of $1,214,000 and $4,430,000. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          As a result of dividends that Kinross paid on September 30, 2008 and March 31, 2008 of $0.04 per share, the prices under the Kinross Collar were adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.73 per share (the "Floor Price") and an upper threshold price of no more than $21.69 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.38 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.54 per share .

          During the nine months ended September 30, 2008, we capitalized $105,000 related to initial staking and lease costs on our Cajatambo, Excelsior, Chonta and Paria Cruz exploration projects in Peru; our La Noria and Purica exploration projects in Mexico and our Espanola project in Bolivia. Any additional costs incurred for subsequent lease payments or exploration activities related to these projects will be expensed as incurred.

          On April 4, 2008 we signed the Minera Chambara, S.A.C. ("Minera Chambara") shareholders' agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim") for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim will conduct exploration on the project. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in its possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the shareholders' agreement will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for Solitario's interest. If Votorantim provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow. We have determined that Votorantim controls Minera Chambara pursuant to the terms of the shareholders' agreement and accordingly, we have recorded its investment in Minera Chambara using the equity-method of accounting. During the second quarter of 2008 we transferred $30,000, representing our interest in the claims, from Mineral properties, net to investment in unconsolidated subsidiary. We have estimated as of September 30, 2008 our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the third quarter of 2008, is negative. Accordingly, we reduced our investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. We do not anticipate we will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future, if at all.

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn an additional 15% in PBM, to a total 30% interest, by funding $1.5 million towards the 2008 budget and work program, of which Anglo Platinum has funded approximately $1.3 million as of September 30, 2008, or by completing the funding and expenditures of the 2008 work program as of December 31, 2008. We anticipate Anglo Platinum will have met these funding and expenditure requirements to earn a 30% interest in PBM on or before December 31, 2008. Anglo Platinum can earn an additional 21% interest in PBM, up to a 51% interest, by spending a total of $7 million on the project and can earn a 60% interest by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production.

(c.) Results of Operations

Comparison of the quarter ended September 30, 2008 to the quarter ended September 30, 2007

          We had net income of $2,154,000 or $0.07 per share for the three months ended September 30, 2008 compared to a loss of $909,000 or $0.03 per share for the three months ended September 30, 2007. As explained in more detail below, the reason we recorded net income for the three months ended September 30, 2008 compared to the loss in the same period of 2007 primarily related the following items: (i) We recorded an unrealized gain of $4,697,000 on our Kinross Collar during the three months ended September 30, 2008 and there was no similar item during the three months ended September 30, 2007; (ii) our general and administrative expense decreased to $815,000 during the three months ended September 30, 2008 compared to $888,000 in the three months ended September 30, 2007, which included the reduction in the recognition of stock-option compensation expense to $230,000 during the three months ended September 30, 2008, compared to $419,000 in stock-option compensation expense during the three months ended September 30, 2007; (iii) an increase in other income related to interest and dividend income of $63,000 during the three months ended September 30, 2008 compared to $22,000 during the three months ended September 30, 2007; (iv) an increase in the gain on sale of marketable equity securities during 2008 to $993,000 during the three months ended September 30, 2008 as a result of the sale of 50,000 shares of Kinross stock, compared to a gain of $889,000 during the same period of 2007 from the sale of 100,000 shares of Kinross stock, primarily as a result of the higher price per share for the sale of shares during 2008 compared to 2007; and the recognition of $200,000 in joint venture and property payments in the three months ended September 30, 2008 on our Bongará project from Votorantim compared to $100,000 in joint venture and property payments during the same period of 2007. These items were partially mitigated by an increase in (i) our exploration expense to $1,265,000 during the three months ended September 30, 2008 compared to $846,000 during the three months ended September 30, 2007; and (ii) an increase in our deferred tax expense to $1,779,000 during the three months ended September 30, 2008 compared to deferred tax expense of $160,000 during the three months ended September 30, 2007. In calculating our United States pre-tax loss to determine tax expense or benefit we provide a valuation allowance to exclude our foreign exploration expenses. The increase in deferred tax expense primarily relates to the increase in the unrealized gain on our derivative instrument discussed above. In calculating income tax expense, we provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $1,265,000 during the three months ended September 30, 2008 compared to $846,000 in the three months ended September 30, 2007. The primary reason for the increase in exploration expense related to the inclusion of all our Pedra Branca exploration expense during the three months ended September 30, 2008 of $558,000, compared to a net credit to exploration expense related to our Pedra Branca project of $9,000 during the three months ended September 30, 2007, as a result of reimbursement by Anglo Platinum, discussed below. During the three months ended September 30, 2008 we increased our expenditures on certain newly acquired projects, discussed below, which increased our exploration salary, benefit, travel and assaying costs compared to the same period of 2007. These activities included exploration activities associated with the Strategic Alliance, discussed below under "Joint Ventures, royalty and the Strategic Alliance Properties." These increased costs were partially mitigated by reduced drilling activity during the three months ended September 30, 2008 compared to the same period of 2007 discussed below. As a result of Anglo Platinum earning 15% of PBM during 2007, Anglo Platinum is now directly funding Pedra Branca exploration activities through capital contributions to PBM. PBM gross exploration, which amounted to $586,000 during the three months ended September 30, 2008, is consolidated into our net exploration expense. During the three months ended September 30, 2007, previous to Anglo Platinum earning their 15% of PBM, Anglo reimbursed exploration costs to us,


which was netted against our gross exploration expense. During the three months ended September 30, 2008, exploration expenses of $28,000, for our management fees, were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project. Pursuant to the Shareholders Agreement, we anticipate Anglo will meet its funding requirements to earn an additional 15% of PBM, to a total of 30%, by December, 31, 2008. During the three months ended September 30, 2007, gross exploration expenses of $456,000, including management fees, were reimbursed by Anglo Platinum, resulting in a net credit to exploration expense. During the three months ended September 30, 2008 we recorded exploration costs of $305,000 related to our newly acquired Chonta, Cajatambo and Twin Lakes projects in Peru and $111,000 related to our newly acquired La Purica and Paria Cruz properties in Mexico. We reduced our exploration expenditures during the three months ended September 30, 2008 on our Mercurio Project in Brazil to $35,000 compared to $228,000 in the three months ended September 30, 2007 when we were conducting a drilling program at Mercurio. We completely eliminated our exploration expenditures on our Titicayo and Triunfo Projects in Bolivia during the three months ended September 30, 2008 compared to exploration expenditures of $155,000 related to drilling programs during the same period of 2007. We continued to perform sampling and exploration in our Alliance Project Areas, discussed below under "Joint Ventures, royalty and the Strategic Alliance Properties," as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. As a result of some of this effort we added the Espanola Project in Bolivia during the three months ended September 30, 2008. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2008 and have budgeted our related net exploration expenditure to be approximately $4,300,000 for the entire year of 2008. The primary factor in our decision to increase exploration expenditures in 2008 related to an increase in commodity prices during 2006 and 2007, which has allowed us to increase our existing and potential projects upon which to explore. We are currently evaluating our exploration budgets and plans for 2009, which will take into consideration the recent declines in commodity prices during the second half of 2008 and the potential for future changes in commodity prices.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2008 and 2007 consisted of the following:
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
Project Name	2008	2007	2008	2007
Newmont Strategic Alliance	$ 14	$ 148	$ 249	$ 392
Pedra Branca, net	558	(9)	1,062	(65)
Mercurio	35	228	445	303
Cajatambo	183	-	447	-
Chonta	108	-	231	-
La Purica	73	-	113	-
Paria Cruz	38	-	43	-
Chambara/Amazonas	1	2	40	5
Pachuca	10	1	31	8
Titicayo	-	37	25	168
Twin Lakes	14	-	14	-
Espanola	5	-	5	-
Triunfo	-	118	3	184
Excelsior	2		2
Bongará	-	5	1	26
Santiago	-	20	1	52
Corazon/Conception del Oro	-	6	-	21
Zinda	-	6	-	6
Las Purisimas	-	-	-	2
Pozos	-	1	-	1
Reconnaissance	227	283	600	795
Total exploration expense, net	$1,265	$846	$3,312	$1,898

          We recorded an unrealized gain on derivative instrument of $4,697,000 during the three months ended September 30, 2008 related to the Kinross Collar, discussed below under "derivative instruments." We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the


Kinross Collar are recognized in the statement of operations in the period of the change. The quoted market price of a share of Kinross common stock was $16.12 on September 30, 2008 compared to $23.61 on June 30, 2008. As a result of this reduction in market price of Kinross, the fair value of our asset related to the Floor Price of $13.73 on our 900,000 shares under the Kinross collar increased by approximately $1,519,000 and the fair value of our liability related to the upper threshold prices on our 900,000 shares under the Kinross Collar decreased by approximately $3,178,000, which accounted for the unrealized gain on derivative instrument during the three months ended September 30, 2008. There were no similar items during the three months ended September 30, 2007.

          General and administrative costs were $815,000 during the three months ended September 30, 2008 compared to $888,000 in the three months ended September 30, 2007. The decrease in cost was primarily related to a decrease in stock option compensation expense in the third quarter of 2008 to $230,000 compared to $419,000 in the third quarter of 2007. This decrease in costs was partially offset by increases in other general and administrative costs including an increase in salary expense to $292,000 in the third quarter of 2008 compared to $214,000 in the third quarter of 2007; a loss in currency exchange during the three months ended September 30, 2008 of $42,000 compared to a loss of $17,000 during the same period of 2007; and an increase in certain shareholder and regulatory costs to $52,000 during the three months ended September 30, 2008 compared to $32,000 during the same period of 2007. The remaining general and administrative costs were comparable between the third quarter of 2008 and the third quarter of 2007.

          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended September 30, 2008, we recognized $230,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $419,000 recognized during the three months ended September 30, 2007. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements

          During the three months ended September 30, 2008 we sold 50,000 shares of Kinross for proceeds of $1,214,000 and recorded a gain on sale of $993,000 compared to the sale of 100,000 shares of Kinross for proceeds of $1,332,000 for which we recorded a gain on sale of $889,000 during the three months ended September 30, 2007. The increase in the gain was the result of a difference in the price we received on a per share basis in 2008 compared to 2007. We anticipate we will continue to liquidate our Kinross holdings over the next three years. See "Liquidity and Capital Resources" below.

          We regularly perform evaluations of our assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing established guidelines based upon future net cash flows from the asset. We recorded no property abandonment and impairment costs during the three months ended September 30, 2008. During the three months ended September 30, 2007 we recorded $5,000 of property abandonment and impairment cost related to our Corazon property project. We cannot predict if or when we may have additional property impairments, which is significantly affected by drilling, sampling and other geologic results from each property we own. See Critical Accounting Estimates below.

          We recorded $200,000 of joint venture and property payment revenues during the three months ended September 30, 2008 on our Bongará project pursuant to our joint venture agreement with Votorantim compared to $100,000 in joint venture and property payments in the same period of 2007. See a discussion of our Bongará joint venture agreement below under "Joint Ventures, Royalty and the Strategic Alliance Properties."

          We recorded deferred tax expense of $1,779,000 during the third quarter of 2008 compared to a deferred tax expense of $160,000 during the third quarter of 2007. The tax expense was primarily related to our net gain on derivative instrument, discussed above, less a valuation allowance we provide for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We do not currently anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. These net operating losses on United States activities are expected to be available to offset a portion of future taxable income related to our future sales of Kinross common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.


Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

          We had a loss of $1,036,000 or $0.03 per share for the nine months ended September 30, 2008 compared to a loss of $1,635,000 or $0.06 per share for the nine months ended September 30, 2007. The primary reasons for the decrease in the loss in the nine months ended September 30, 2008 from the loss in the same period of 2007 were (i) the sale of 192,920 shares of Kinross stock for proceeds of $4,430,000 and a gain on sale of $3,576,000 in the nine months ended September 30, 2008 compared to the sale of 300,000 shares of Kinross for proceeds of $3,977,000 and a gain on sale of $2,957,000 during the nine months ended September 30, 2007; and (ii) we recorded an unrealized gain on derivative instruments of $1,966,000 during the nine months ended September 30, 2008 and there was no similar item during the same period of 2007. We also received a joint venture payment of $200,000 on our Bongará project, discussed above, during the nine months ended September 30, 2008 compared to a joint venture payment of $100,000 during the nine months ended September 30, 2007. These increases were partially mitigated by increases in our exploration expenditures and increases in our general and administrative costs as well as an increase in our deferred tax expense to $1,262,000 during the nine months ended September 30, 2008 compared to $497,000 during the nine months ended September 30, 2007. These items are discussed in more detail below.

          Our exploration expense increased to $3,312,000 during the first nine months of 2008 compared to $1,898,000 in the first nine month of 2007. This was primarily due to the consolidation of $1,062,000 of net Pedra Branca exploration expense incurred by PBM during the first nine months of 2008 as a result of Anglo earning 15% interest in PBM, discussed above, compared to a reimbursement of our Pedra Branca exploration expenditures, resulting in a net credit of $65,000 in the first nine months of 2007. In addition we initiated exploration activities on our strategic alliance properties including Chonta and Cajatambo as well as two new projects in Mexico, our La Purica and Paria Cruz Projects during 2008 and had a significant increase in our exploration activities at our Mercurio project where we conducted a drilling program during the first half of 2008. The expenditures related to these activities are summarized in the exploration expense table shown above. In addition, during 2008 we increased our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of the Cajatambo, Excelsior, Chonta, Paria Cruz, La Noria, Purica and Espanola projects during the first half of 2008.

          Excluding the $689,000 and $790,000, respectively, of stock-option compensation expense during the nine months ended September 30, 2008 and 2007 discussed below, other general and administrative costs were $1,791,000 during the first nine months of 2008 compared to $1,496,000 in the same period of 2007. Salary and benefits expense increased to $899,000 during the nine months ended September 30, 2008 compared to $730,000 during the same period of 2007. The increase included salary increases granted during 2007 being effective for the entire year of 2008 and the addition of personnel in our Wheat Ridge, Colorado offices. Office and insurance expense increased to $154,000 in the first nine months of 2008 compared to $131,000 during the same period 2007. Legal and accounting costs increased to $221,000 in the first nine months of 2008 compared to $169,000 in the first nine months of 2007. Our travel and shareholder services expenses also increased to $346,000 during the nine months ended September 30, 2008 compared to $281,000 in the same period of 2007. Partially mitigating these increased costs were reductions for employment agency fees which were $30,000 in 2007, and there was no similar expense in 2008.

          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We determine the fair values of the options granted using a Black-Scholes option pricing model. During the nine months ended September 30, 2008, we recognized $689,000 of stock-based compensation expense as part of general and administrative expense for the vesting of the options pursuant to the 2006 Plan compared to $790,000 recognized during the nine months ended September 30, 2007. See Employee stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the nine months ended September 30, 2008 we sold 192,920 shares of Kinross stock for proceeds of $4,430,000 and recorded a gain on sale of $3,576,000 in the nine months ended September 30, 2008 compared to the sale of 300,000 shares of Kinross for proceeds of $3,977,000 and a gain on sale of $2,957,000 during the nine months ended September 30, 2007. The increased gain on sale was attributed to an increase in the price per share on our sales during the nine months ended September 30, 2008 compared to the same period of 2007. We anticipate we will continue to liquidate our Kinross holdings over the next three years. See "Liquidity and Capital Resources" below.

          We recorded deferred tax expense of $1,262,000 during the first nine months of 2008 compared to a deferred tax expense of $497,000 during the same period of 2007 related to the expected benefit of the currently generated net operating losses on United States activities. The deferred tax expense during the first nine months of 2008 primarily related to the tax expense from the taxable gain from the sale of our Kinross stock which was approximately equal to the gross proceeds of $4,430,000, discussed above, compared to the taxable gain of $3,977,000 during the nine months


ended September 30, 2007. In addition we recorded deferred tax expense related to the unrealized gain on derivative instruments of $1,966,000 discussed above. These increases in taxable gain were partially offset by the increase in general and administrative costs during the nine months ended September 30, 2008 compared to the same period of 2007, discussed above. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d.) Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2008 and December 31, 2007, we owned 1,150,000 and 1,342,920 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $18,538,000 and $24,710,000 at September 30, 2008 and December 31, 2007, respectively. Of these, 900,000 Kinross shares are subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $183,000 and $316,000 as of September 30, 2008 and December 31, 2007, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the three and nine months ended September 30, 2008, we recorded a loss on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $8,664,000 and $1,875,000, respectively, less related deferred tax benefit of $3,232,000 and $699,000, in addition we reclassified $993,000 and $3,576,000, respectively, of unrealized gain on marketable equity securities, net of related deferred taxes of $370,000 and $1,334,000, respectively, to gain on sale of marketable equity securities as a result of the sale of 50,000 and 192,920, respectively, shares of Kinross during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, we recorded a gain on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $5,030,000 and $5,027,000, respectively, less related deferred tax benefit of $1,587,000 and $1,586,000, respectively. In addition we reclassified $889,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $297,000 to gain on sale of marketable equity securities as a result of the sale of 100,000 shares of Kinross during the three months ended September 30, 2007 and we reclassified $2,957,000 of unrealized gain on marketable equity securities net of related deferred taxes of $1,103,000 to gain on sale of marketable equity securities during the nine months ended September 30, 2007. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $26.84 per share to a low of $11.90 per share during the 52 weeks ended September 30, 2008.

Hedge of the Investment in Kinross

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash) . In accordance with the terms of the Kinross Collar, as the result of dividends that Kinross paid on each of March 31, 2008 and September 30, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced, by the $0.08 per share from the price originally set on October 12, 2007. As of September 30, 2008 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.73 per share (the "Floor Price") and an upper threshold price of no more than $21.69 per share; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.38 per share; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.54 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar.

          We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three and nine months ended September 30, 2008, we recorded an unrealized gain on derivative instrument of $4,697,000 and $1,966,000, respectively. There were no similar items during the three and nine months ended September 30, 2007. We have recorded a derivative instrument asset of $264,000 for the fair market value of the Kinross Collar as of September 30, 2008 and a derivative instrument liability of $1,702,000 for the fair market value of the Kinross Collar as of December 31, 2007. We have recorded $110,000 for the fair market value related to 400,000 shares of the Kinross Collar due on April 14, 2009 as a current asset as of September 30, 2008.


Working Capital

          We had working capital of $6,571,000 at September 30, 2008 compared to working capital of $6,245,000 as of December 31, 2007. Our working capital at September 30, 2008 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,150,000 shares of Kinross common stock of $4,836,000, less related current deferred taxes of $1,663,000. In addition, at September 30, 2008 we have recorded $110,000 as a current asset for the estimated fair value of the Kinross collar due on April 19, 2009. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. During the first nine months of 2008, we have sold 192,920 of those shares for net proceeds of $4,430,000, and we do not anticipate selling any additional Kinross shares for the remainder of 2008. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $3,088,000 as of September 30, 2008 compared to $2,250,000 at December 31, 2007. As of September 30, 2008, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first nine months of 2008, holders exercised options for 130,750 shares for proceeds of $149,000. Of these, options for 110,000 shares at an exercise price of Cdn$0.81 were granted under the 1994 Plan and options for 20,750 shares at weighted average exercise price of Cdn$3.45 were granted under the 2006 Plan. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of September 30, 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q under the title "Employee stock compensation plans."

          There are no options available for exercise from our 1994 Plan as of September 30, 2008. We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2008. Of our outstanding options, 1,544,000 options from the 2006 Plan expire on June 27, 2011.

(e.) Cash Flows

          Net cash used in operations during the nine months ended September 30, 2008 increased to $4,951,000 compared to $3,218,000 for the nine months ended September 30, 2007 primarily as a result of increased exploration expense related to increased exploration activities, as well as increased general and administration costs discussed above in results of operations. In addition, during the first nine months of 2008 we recorded a net increase (use of cash) in our prepaid expenses and receivables of $191,000, compared to a decrease in our prepaid expenses and receivables (source of cash) of $57,000 during the first nine months of 2007. These changes in receivables were partially offset by a smaller net payment (use of cash) on our accounts payables totaling $86,000 during the first nine months of 2008 compared to a net payment of $97,000 on our accounts payables during the first nine months of 2007. We expect our use of cash for operations to continue for the remainder of 2008, primarily related to our planned exploration expenditures of $4,300,000 for the full year of 2008.

          We provided $4,298,000 in cash from investing activities during the nine months ended September 30, 2008 which was primarily from the sale of 192,920 shares of Kinross for proceeds of $4,430,000 compared to $3,801,000 in cash from investing activities during the nine months ended September 30, 2008 which was primarily from the sale of 300,000 shares of Kinross for proceeds of $3,977,000, discussed above. In addition we used $105,000 for acquisition of mineral property discussed above under "Recent Developments" in the first nine months of 2008 compared to $34,000 in the first nine months of 2007 for the addition of two new properties, Titicayo in Bolivia and Pau d'Arco in Brazil. We also acquired additional exploration vehicles, furniture and fixtures using $59,000 during 2008 compared to $168,000 in 2007.

          Net cash provided from financing activities increased to $1,491,000 in the nine months ended September 30, 2008 from $572,000 in the nine months ended September 30, 2007. The primary reason for the increase was Anglo Platinum's funding of exploration activities of PBM of $1,342,000 during the nine months ended September 30, 2008, which was recorded as an increase in paid-in-capital. Prior to Anglo earning their 15% interest in PBM, Anglo Platinum's funding


of exploration activities was recorded as a credit to exploration expense. During the nine months ended September 30, 2008, holders exercised options for 130,750 shares of our common stock for proceeds of $149,000. During the nine months ended September 30, 2007, holders exercised options for 917,000 shares of our common stock for proceeds of $572,000.

(f.) Exploration Activities and Contractual Obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. In 2008 we estimate our full-year mineral property rental and option payments to be approximately $410,000. Approximately $190,000 of these annual payments is reimbursable to us by our joint venture partners. Our net 2007 mineral property rental and option payments were approximately $404,000.

          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties") we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. As of September 30, 2008, we have spent approximately $2,603,000 of this commitment.

           As of September 30, 2008, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $38,000, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $5,864,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares. We have recorded an asset of $264,000 for the fair value of the Kinross Collar, of which $110,000 is a current asset as of September 30, 2008.

(g.) Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. Votorantim has conducted a drilling program at Bongara which is expected to be concluded during the fourth quarter of 2008.

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

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn an additional 15% in PBM, to a total 30% interest, by funding $1.5 million towards the 2008 budget and work program, of which Anglo Platinum has funded approximately $1.3 million as of September 30, 2008, or by completing the funding and expenditures of the 2008 work program as of December 31, 2008. We anticipate Anglo Platinum will have met these funding and expenditure


requirements to earn a 30% interest on or before December 31, 2008. Anglo Platinum can earn an additional 21% interest in PBM, up to a 51% interest, by spending a total of $7 million on the project and can earn a 60% interest by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. Anglo Platinum is not required to make any future funding of exploration expenditures. Future cash contributions by Anglo Platinum will be recorded as additions to additional paid-in-capital. See the discussion of the Shareholders Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. We recorded a minority interest in PBM of $416,000 and $388,000, respectively as of September 30, 2008 and December 31, 2007 equal to Anglo Platinum's 15% interest in the book value of PBM. During the three and nine months ended September 30, 2008 we recorded $85,000 and $173,000, respectively, for Anglo Platinum's minority interest in the loss of PBM. Solitario receives a 5% management fee based upon total expenditures. During the three and nine months ended September 30, 2008 we recorded $28,000 and $66,000 of management fees included as joint venture reimbursements. During the three and nine months ended September 30, 2008, Anglo contributed $724,000 and $1,342,000, respectively to the paid-in-capital of PBM pursuant to the Shareholders Agreement to fund PBM exploration activities. We reduced these payments with a charge to additional paid-in-capital of $109,000 and $93,000, respectively during the three and nine months ended September 30, 2008 for Anglo Platinum's 15% minority interest. During the nine months ended September 30, 2008, we increased our land position at Pedra Branca to 178,514 hectares from 45,365 hectares. We believe this new land area has the potential to host platinum and palladium mineralization and nickel mineralization. During 2008 we have budgeted approximately $1.5 million for exploration that will focus on regional reconnaissance exploration on our new property position and approximately 2,000 meters of drilling offsetting areas of known mineralization. We will also be completing surface work including mapping and sampling of the newly acquired mineral rights during 2008 at Pedra Branca. Pursuant to the Shareholders Agreement, Anglo Platinum will fund all 2008 exploration work.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, we have spent approximately $2,603,000 of this commitment. We are planning additional work on our newly-acquired Alliance properties, Cajatambo, Chonta and Excelsior, discussed below during the remainder of 2008.

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

Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in our possession for an 85%


interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. During the second quarter of 2008, we transferred our interest in the claims from mineral properties, net of $30,000 to investment in unconsolidated subsidiary. We have estimated as of September 30, 2008 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the second quarter of 2008, is negative. Accordingly, we reduced our investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future.

(h). Wholly-owned Exploration Properties

Santiago

          In February of 2007, we acquired 5,600 hectares of 100%-owned mineral rights through concessions for our Santiago property in southern Peru. We are currently conducting additional surface sampling and geological mapping to determine if the project warrants drill testing.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,550-hectare Mercurio property in the state of Para, Brazil.  We have conducted extensive soil sampling and auger testing of soils over a large portion of the property during the past four years with three rounds of core drilling of 36 total holes. A third round of core drilling was completed in the first quarter of 2008 and we are currently in discussions with a potential joint venture partner.

Triunfo

          The 256-hectare Triunfo poly-metallic exploration property interest in Bolivia was acquired in 2003. A payment of $45,000 was due in 2008 in order to keep the agreement in good standing. An option to purchase the property for $1,000,000 must be exercised by September 2009. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were highly encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling. In June of 2008 we amended the contract with the option holder for the Triunfo property that suspends the payments agreed to under the contract. For the right to suspend payments we are required to pay $5,000 per year until such time as we decide to continue exploration drilling. The first payment of the "stand-by" period was made on signing of the amendment and such suspension shall continue for so long as we pay $5,000 on the anniversary of the signing of the amendment.

Cajatambo

          During January and March of 2008 Solitario staked 9,000 hectares of mineral rights at the Cajatambo area in central Peru. We capitalized $28,000 in associated costs during the nine months ended September 30, 2008. No payments are due to third parties and the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We have collected rock and soil samples and have conducted certain geophysical surveys during 2008 in preparation for a drilling program which was begun in the fourth quarter of 2008. We are currently awaiting assay results from this drilling program. The Cajatambo property is subject to the provisions of the Newmont Alliance as discussed above.

Chonta

          During March 2008 we entered into an agreement with the underlying property owner for the Chonta property consisting of one claim of 583 hectares. We capitalized $42,000 to mineral properties for initial acquisition costs, which included a $40,000 payment to the underlying property owner upon the signing of the Chonta agreement. We are required to pay $2,250,000 over five years to acquire 100% of the property. Solitario can unilaterally terminate the agreement at any time. Additionally, we have staked four claims and now hold 4,583 hectares in Solitario's name that enlarges the outer perimeter of the Solitario held land position. We have collected rock and soil samples and plan to perform additional geochemical sampling, geologic mapping and certain geophysical surveys during 2008 in preparation for drilling either in the fourth quarter of 2008 or the spring of 2009. The Chonta property is subject to the provisions of the Newmont Alliance as discussed above.


Excelsior

          During January 2008 Solitario staked 2,000 hectares of mineral rights in the Excelsior area of central Peru. We capitalized $6,000 in mineral property payments for initial acquisition costs during the first three months of 2008. No payments are due to third parties so the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We have collected rock and soil samples and plan to perform additional geologic work during 2008 in preparation for potential drilling in 2009. The Excelsior property is subject to the provisions of the Newmont Alliance as discussed above.

Paria Cruz

          During the first six months of 2008, Solitario staked 3,000 hectares of mineral rights for the Paria Cruz project in central Peru. We capitalized $10,000 in mineral property payments for initial acquisition costs during the second quarter of 2008. No payments are due to third parties so the only holding costs for the mineral rights are annual payments of three dollars per hectare to the Peruvian government during the first six years that the claims are held. We are evaluating the Paria Cruz project by the collection of rock and soil samples to determine if the project warrants drilling during 2009. The Paria Cruz property is subject to the provisions of the Newmont Alliance as discussed above.

La Noria

          During the second quarter we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We started a reconnaissance exploration program of surface work in the fourth quarter.

Purica

          In April 2008 we optioned 1,131 hectares in the Sonora state of Mexico over a large area of alteration between the La Caridad and Cananea open pit copper mines. Subsequently, we staked an additional 1914 hectares in the name of Solitario's subsidiary in Mexico. Geologic mapping and geochemical sampling is ongoing in preparation for drilling later in 2008.

Espanola

          We optioned the Espanola gold-copper property in western Bolivia in July 2008. The initial option payment was $5,000, with annual payments of $10,000 until drilling commences, at which time a $55,000 payment will be due on the anniversary date. We have the right to earn a 90% interest in the property from a private Bolivian party. During the remainder of 2008 and through mid-2009, we plan on conducting limited surface mapping and sampling, and log existing core.

(i.) Discontinued Projects

          During the first nine months of 2008 we did not abandon any projects. During the first nine months of 2007 we abandoned the La Purisima and Conception del Oro gold projects with a charge to property abandonment of $10,000.

(j.) Critical Accounting Estimates

          Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the nine months ended September 30, 2008, we have adopted the following accounting policy:

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


          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See additional discussion of fair value under Note 1 of the Unaudited Condensed Consolidated Financial Statements.

(k). Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement terminated on August 31, 2008. Under the agreement, Mr. Jones will advise the Company on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by the Solitario. In consideration for the services to be performed, Mr. Jones was paid a one time lump sum payment of $160,000, plus he was entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We have charged $13,000 and $53,000, respectively, for consulting expense, related to the agreement, which is included in general and administrative expense for the three and nine months ended September 30, 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR Gold Corp ("TNR"), included in marketable equity securities with fair values, based on quoted market prices, of $183,000 and $316,000, respectively, and cost of $139,000 at September 30, 2008 and December 31, 2007. Solitario has accumulated other comprehensive income for unrealized holding gains on its holdings of TNR of $133,000 and $177,000, respectively, net of deferred taxes of $50,000 and $66,000, respectively, at September 30, 2008 and December 31, 2007. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

          In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario has not yet determined the impact, if any, of adopting SFAS No. 161 on its consolidated financial position, results of operations or cash flows.

(m). Forward Looking Statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "budgeted," "may," "will," and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2007 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:


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

          As of September 30, 2008 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $1,854,000 and increase other comprehensive income total stockholders' equity by the same amount, net of deferred taxes of $691,000. Additionally, our working capital would also be increased by $486,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $181,000. This increase is based upon all of our 1,150,000 Kinross common shares as of September 30, 2008, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,150,000 Kinross common shares as of September 30, 2008, and is subject to the Kinross Collar discussed above.

(2)     Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of September 30, 2008 a hypothetical increase of ten percent in the price of Kinross common stock would decrease the value of our asset under the Kinross Collar by $730,000, net of deferred taxes of $272,000 and increase our net loss in the statement of operations by $458,000. We have also estimated that as of September 30, 2008 a hypothetical decrease of ten percent in the price of Kinross common stock would increase the value of our asset under the Kinross Collar by $968,000, net of deferred taxes of $361,000 and would decrease our net loss in the statement of operations by $607,000.

          (b.) Interest Rate Risks

          Solitario's Kinross Collar derivative instrument fair market valuation is subject to interest rate risk.

          We have estimated, using a Black-Scholes option pricing model, that as of September 30, 2008 a hypothetical increase of ten percent in the risk-free interest rate used to compute the fair market value of our asset under the Kinross Collar would decrease the asset by $24,000, net of deferred taxes of $10,000 and increase our net loss in the statement of operations by $14,000. We have also estimated that as of September 30, 2008 a hypothetical decrease of ten percent in the risk-free interest rate used to compute the fair market value of our liability under the Kinross Collar would increase the fair value of our asset by $24,000, net of deferred taxes of $10,000 and would decrease our net loss in the statement of operations by $14,000.

          We have no other material interest rate risks as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income.


Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the third quarter of 2008, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the three months ended September 30, 2008, holders exercised options granted under the Solitario Resources Corporation 1994 Stock Option Plan for 50,000 shares of our common stock, at an exercise price of Cdn$0.81 per share, pursuant to the exemption provided by Rule 701.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number                    Description
3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario's Form 10-Q filed on August 7, 2008)
3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario's Form 10-Q filed on August 7, 2008)
4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario's Form 10-Q filed on August 7, 2008)
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.
November 5, 2008 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer