Form 10-K/A
period 2007-12-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-02-27
CIK 917225

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

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders filed on by April 25, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10K.


TABLE OF CONTENTS


EXPLANATORY NOTE

          This Amendment to the Annual Report on Form 10-K of Solitario Exploration & Royalty Corp (previously Solitario Resources Corporation) ("Solitario" or the "Company") for the year ended December 31, 2007, originally filed on March 11, 2008 (the "Amendment") is being filed for the purposes of restating the Company's consolidated financial statements for the years ended December 31, 2006 and 2007 as discussed in Note 10 to the consolidated financial statements.

          Subsequent to filing of our 2007 Annual Report Form 10-K, we determined that our stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of our common stock quoted on the Toronto Stock Exchange. Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"), which we adopted on January 1, 2006, requires that our stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

          Previously Solitario had classified its stock options as equity instruments. SFAS 123R generally requires that the grant date estimated fair value of stock options classified as equity instruments be amortized as stock option compensation expense, net of deferred taxes, over the requisite service period or vesting period of the option through a credit to additional paid-in-capital. This Amendment reflects the classification of our options as liabilities, which generally requires recording the estimated fair value (or portion thereof, based upon the requisite service or vesting period) as a liability as of each measurement date, with changes in the fair value recorded as stock option compensation expense, net of deferred taxes, in the period of the change. In addition upon exercise of stock options classified as liabilities, the fair value of exercised options is transferred from stock option liability to additional paid-in-capital.

          Accordingly, this Amendment reflects adjustments to our previously issued consolidated financial statements as discussed in more detail in Note 10 to the consolidated financials.

          We have also made appropriate changes in this Amendment to the Notes to our consolidated financial statements, including Note 10, detailing the effect of the restatement and Note 9 reflecting the impact on the change to previously reported interim financial statements, to Item 6, Selected Financial Data and to Item 7, Management's Discussion and Analysis of this 10-K/A. This Amendment contains related disclosure identifying the restatement as a material weakness in Item 9A of this 10-K/A. This Amendment does not affect our previously disclosed cash, assets, working capital or cash flows. Our stock option liabilities are classified as long-term as none of our stock options provide for cash settlement.

          For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. However, this Form 10-K/A only amends the items specifically described above. No other information in the original Form 10-K is amended. In addition, pursuant to the rules of the SEC, the original Form 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

          This Amendment does not reflect events that have occurred after March 11, 2008, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events is set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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


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

          We have reported losses in 12 of our 14 years of operations. We reported losses of $4,397,000, $6,881,000, and $2,080,000 for the years ended December 31, 2007, 2006, and 2005, respectively. We can provide no assurance that we will be able to operate profitably in the future. We have had net income in only two years in our history, during 2003, as a result of a $5,438,000 gain on derivative instrument related to our investment in certain Crown warrants and during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again. If we do not operate profitably, the trading price of our common shares will likely decline.

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

. Accessibility, Climate, Local Resources, Infrastructure and Physiology

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

Pedra Branca Platinum Group Metals Project (Brazil)

1.  Property Description and Location

(Map of Pedra Branca Property)

          We are exploring the Pedra Branca property for platinum and palladium mineralization (platinum group metals, or "PGM"). At December 31, 2007, the Pedra Branca project consisted of 124 exploration concessions totaling approximately 178,514 hectares in Ceara State, Brazil. We have applied to the National Department of Mineral Production ("DNPM") to convert five exploration concessions to mining concessions. These applications are under review by the DNPM. Pedra Branca do Mineração S.A. ("PBM"), an 85%-owned subsidiary of ours incorporated in Brazil, holds 100%-interest in all concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.

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

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

          Access to the project is by paved road from the state capital of Fortaleza in Ceara State and by local farm roads. Local access is constructed where necessary. The largest towns in the immediate vicinity of the project are Pedra Branca and Boa Viagem. A field camp is located at the small community of Capitao Mor. The climate is warm and dry for eight months of the year with a warm wet season prevailing for the remaining four months. Year-round operation can be conducted. The topography is rolling to flat and vegetation is sparse to heavy brush. The elevation ranges from 500 to 800 meters.

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

Drill Hole	From/To	Interval (m)	Au g/t	Ag g/t
PAC-08	176.7 - 177.0	0.3	0.31	89.0
	210.4 - 212.95	2.55	0.17	37.0
	266.4 - 267.3	0.90	2.03	754.0
	275.9 - 276.2	0.3	0.43	79.0
PAC-09	129.3 - 129.9	0.6	0.19	144.0
	196.9 - 197.1	0.2	0.18	88.0
	245.0 -245.5	0.5	0.75	468.0
	300.4 - 301.4	1.0	0.09	63.8
	323.3 - 323.8	0.5	0.26	163.0
	380.3 - 380.6	0.3	0.32	109.0

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

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

5. Prior Exploration

          We have independently, and through the efforts of our various joint venture partners, collected rock, soil and stream sediment samples on the surface. Geologic mapping has revealed 15 medium-to-large areas of hydrothermal alteration contained within both the volcanic and sedimentary rock units. Three gold targets were tested by us and our joint venture partner Barrick Gold prior to Newmont Peru purchasing the project in 2000. We conducted a large-scale helicopter-bourn geophysical program in 1994 that identified a number of magnetic anomalies. Newmont Peru conducted a more detailed and comprehensive helicopter-bourn geophysical program in 2003. During the past eight years Newmont Peru has conducted extensive surface sampling in the central portion of our NSR-Royalty property, from our southern BORDER=0 to the northern BORDER=0, and has conducted a limited amount of drilling. The results of these Newmont Peru programs are made available to us for review on an annual basis as part of Newmont Peru's work commitment obligations.

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


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


fluctuate with exchange rates. During 2007, 2006 and 2005 $55,000, $25,000 and $24,000, respectively, were paid under the terms of the contract.

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

          The property can be accessed by a local unpaved road that services the region. This road is open for approximately eight months of the year but is subject to intermittent closing due to weather conditions during the four month rainy season. Additionally, an unpaved landing strip for light aircraft is located on the property. The climate is warm and humid year round. Work at the property is difficult during the rainy season from January though March and generally field activities are suspended during this time. Solitario maintains a camp constructed of wooden buildings on the site that can accommodate up to 30 people. At the same location is a small community of artesianal miners and a store for basic goods. The nearest town with services is Almedia, approximately 100 kilometers by road from the project. The terrain is flat to gently rolling and is covered with tropical vegetation.

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

7. Drilling

          Solitario drilled 12 core holes totaling 2,435 meters in 2005 and 11 core holes totaling 1,596 meters in 2006. A third round of drilling that began in late-2007 is scheduled to be completed by the end of February 2008. As of the end of February 2008, no assays of drill core for the third round of drilling have been received. Drill holes completed in 2005 and 2006 were located primarily in three widely-spaced prospect areas: the Patoa, Colonia and Tucanarei. Drill hole locations for 2007-2008 are more widely dispersed away from these prospects. Drilling results for 2005 through 2007 are provided below.

2005-2007 Mercurio Drill Hole Assay Results

Prospect Name	Hole Number	From Meters	To Meters	Interval Meters	Gold Grade g/t
Patoa	SB-01	16.8	24.4	6.6	1.18
		57.6	60.1	2.5	2.09
		68.6	71.7	3.1	1.94
		82.3	93.1	10.8	1.27
	SB-02	63.2	67.9	4.7	2.43
	SB-04	13.7	35.6	21.9	6.97
	including	13.7	25.9	12.2	12.22
		60.2	70.2	10.0	0.97
West Patoa	SB-06	19.8	35.1	15.3	0.86
	including	21.4	24.4	3.0	2.03
		146.3	152.4	6.1	1.26
Colonia	SB-08	47.3	65.6	18.3	1.89
	including	50.3	53.3	3.0	6.48
	SB-09	60.9	67.7	6.8	1.79
South Patoa	SB-10	36.8	42.7	4.4	4.72
Tucanarei	SB-11	32.0	36.5	4.5	3.36
	SB-12	39.6	56.1	16.5	1.94
	including	46.5	50.6	4.1	5.29
Colonia	SB-13	77.0	105.0	28.0	1.0
	SB-15	111.0	117.0	6.0	1.8
	SB-16	94.0	101.0	7.0	6.8
Patoa	SB-18	7.2	41.2	34.0	2.7
	SB-19	22.1	25.1	3.0	1.1
		39.1	41.5	2.4	1.9
		110.7	112.7	2.0	1.8
	SB-20	62.6	88.1	25.5	1.6
Tucanarei	SB-21	55.8	67.6	11.8	0.6
		74.5	78.1	3.6	1.6
		122.4	131.8	9.4	0.7
	SB-22	39.8	41.9	2.1	1.8
	SB-23	199.3	205.7	6.4	2.1

No estimate of true width of mineralized intercepts shown above can yet be made


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

Chambara Zinc Property (Peru)

          From 1997 through 2007 we acquired 13 concessions covering 9,300 hectares of 100%-owned mineral rights that now constitute our Chambara property. During 2007, Solitario capitalized $17,000 in lease acquisition costs related to these concessions. The Chambara project, formerly called the Amazonas project, consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon (see Bongara Zinc project, above under "Joint Ventures, Royalty and the Strategic Alliance Properties"). Solitario is in discussions to potentially joint venture the property with a third party. However, we can make no representation that a joint venture agreement will be signed on the property

La Tola Gold Property (Peru)

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


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

          The following table sets forth the high and low sales prices on the TSX for our common stock for the quarterly periods from January 1, 2006 to December 31, 2007.

	All prices are in CDN$
	2007		2006
Period	High	Low	High	Low
First quarter	$ 4.91	$ 4.26	$ 2.35	$ 1.80
Second quarter	5.67	4.61	2.85	2.30
Third quarter	5.75	4.40	4.40	2.70
Fourth quarter	5.55	4.66	4.80	3.90

Shares authorized for issuance under equity compensation plans

          On June 27, 2006 Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock. However, under the terms of the 2006 Plan, the total number of outstanding options from all plans may not exceed 2,800,000. On June 14, 2007, Solitario's shareholders approved certain technical modifications to the 2006 Plan, which among other things, modified the definition of the market price of a grant of an option to be equal to the closing market price in Canadian Dollars on the TSX on the date of granting such option. Previously under the 2006 Plan, the market price had been defined as the volume weighted average trading price of such shares traded on The TSX for the five trading days immediately preceding the date of granting such option. As of December 31, 2007, we have granted options for 2,184,000 shares that remain unexercised at prices between Cdn$2.77 and Cdn$5.12 per share.

          On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan") that authorized the issuance of up to 1,100,000 of our shares under the 1994 Plan. The shareholders approved subsequent amendments to the Plan to increase the authorized shares under the Plan to 3,736,000 as of December 31, 2007. As of December 31, 2007, we have granted options for 110,000 shares that remain unexercised at Cdn$0.81per share. The 1994 Plan had a ten year life which expired in March 2004 and there are no shares available for grant under the 1994 Plan.
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


Recent Sales of Unregistered Securities

None

Holders of our common shares

          As of March 6, 2008 we have approximately 2,125 holders of our common shares.

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
Balance sheet data:	As of December 31,
(in thousands)	2007(1)	2006(1)	2005	2004	2003
Total current assets	$ 7,972	$ 6,387	$ 5,665	$ 3,466	$ 3,993
Total assets	$30,430	$25,038	$19,037	$15,370	$13,288
Working capital (2)	$ 6,245	$ 4,555	$ 4,189	$ 3,245	$ 3,230
Stockholders' equity	$17,968	$15,354	$15,341	$12,516	$11,934

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2007(1)	2006(1)	2005	2004	2003
Property and joint venture revenue	$ 100	$ -	$ -	$ -	$ -
Income (loss) before change in accounting principle	(4,397)	(5,650)	(2,080)	(2,925)	3,354
Change in accounting principle, net of tax	-	(1,231)	-	-	-
Net income (loss)	$(4,397)	$(6,881)	$(2,080)	$(2,925)	$3,354
Per share information:
Basic and diluted
Income (loss) before change in accounting principle	$(0.15)	$(0.20)	$(0.08)	$(0.12)	$0.14
Change in accounting principle, net of tax	-	(0.04)	-	-	-
Net income (loss) per share	$ (0.15)	$ (0.24)	$ (0.08)	$ (0.12)	$0.14

(1) As restated. See Note 10 to the consolidated financial statements included in Item 8.
(2) Working capital consists of current assets less current liabilities.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          As discussed in Note 10 to the consolidated financial statements, the financial statements as of and for the years ended December 31, 2007 and 2006 have been restated to reflect the classification of our stock options as liabilities. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement.

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


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

          Solitario made the decision to drop its interest in the Purisima and the Corazon (Conception del Oro) projects in Mexico, and the Titicayo project in Bolivia, as a result of ongoing geologic and exploration activities including drilling, during the year ended December 31, 2007. Solitario recorded property abandonment and impairment expense of $10,000 during the year ended December 31, 2007 related to the write-off of the capitalized costs on the Corazon and Purisima properties and recorded property abandonment and impairment expense of $10,000 for the Titicayo property during the year ended December 31, 2007.

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


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

(c). Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

          We had a net loss of $4,397,000 or $0.15 per basic and diluted share for the year ended December 31, 2007 compared to a net loss of $6,881,000 or $0.24 per basic and diluted share for the year ended December 31, 2006. As explained in more detail below, the primary reason for the decrease in net loss during 2007 compared to the net loss during 2006 was a decrease in general and administrative costs to $3,939,000 during 2007 compared to $5,877,000 during 2006. Included in the general and administrative costs were non-cash charges for stock option compensation expense of $1,991,000 during 2007 compared to $4,823,000 during 2006. In addition on January 1, 2006, we recorded a non-cash charge related to stock option compensation expense of $1,957,000, net of deferred taxes of $726,000, as a change in accounting principle upon the adoption of SFAS 123R, discussed below under new accounting pronouncements. The decrease in loss was also attributed to an increase in the gain on sale of marketable equity securities of $4,085,000 during 2007 compared to a gain on sale of marketable equity securities of $2,121,000 during 2006 on the sale of Kinross stock during 2006 and the elimination of the management services agreement in August of 2006. We recorded an income tax - benefit of $184,000 during 2007 compared to an income tax benefit of $1,346,000 during 2006, primarily related to the stock option compensation expense, less the gain on sale of Kinross stock. This decrease in loss was partially mitigated by an increase in exploration expense to $3,112,000 in 2007 from $2,942,000 in 2006, and a non-cash charge of $1,702,000 in loss on derivative instrument during 2007 related to the Kinross Collar entered into in October 2007.

          Our net exploration expense increased to $3,112,000 during 2007 compared to $2,942,000 in 2006. During 2007 we further expanded our exploration efforts in Peru, Brazil and Mexico, portions of which led to the addition of certain exploration projects. We increased our surface sampling and evaluation programs during 2007 compared to 2006 including reconnaissance activities related to our Strategic Alliance projects and fully staffing our Mexico exploration program, including establishing a field office in Hermosillo, Mexico. We also increased our exploration expense at our Pedra Branca property in Brazil. Our gross exploration costs on all projects increased to $4,154,000 in 2007 from $3,207,000 in 2006. The exploration expenses were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project of $1,042,000 during 2007 and $265,000 during 2006. In addition to the increase in surface exploration activities, we increased our direct drilling expenditures to $771,000 at our Mercurio, Triunfo and Titicayo projects during 2007 compared to direct drilling exploration expenditures at our Mercurio and Pau d'Arco projects of $590,000 during 2006. As a result of our exploration and evaluation activities we decided to drop or reduce our interests in three properties during 2007; Corazon, Purisima and Titicayo, resulting in $20,000 in mineral property write-downs. We acquired three new projects during 2007 and we anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2008. Our 2008 net exploration expenditure budget is approximately $4,327,000. The primary factors in our decision to increase exploration expenditures in 2008 relate to more exploration on reconnaissance projects and an increase in drill targets on our existing non-joint venture projects.

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


          We recorded a credit (reduction of expense) of $17,000 during 2007, for Anglo Platinum's 15% interest in the losses at our 85% owned PBM subsidiary. Anglo Platinum earned its 15% interest pursuant to the Shareholders Agreement between Solitario and Anglo Platinum as of September 30, 2007 as discussed above. The $17,000 represents Anglo Platinum's share of PBM losses since September 30, 2007, the date Anglo Platinum earned its 15% interest. There were no similar items in 2006.

         General and administrative costs were $3,939,000 during 2007 compared to $5,877,000 in 2006. The largest change in general and administrative costs related to a decrease in the non-cash charge of $1,991,000 during 2007 compared to $4,823,000 during 2006 for stock option compensation expense discussed below. Partially mitigating this decrease was an increase in our non-stock option compensation general and administrative costs during 2007 related to the payment of a full year of costs, previously paid by Crown as part of the management services agreement compared to four months during 2006. We incurred salary and benefits expense of $966,000 during 2007 compared to $367,000 subsequent to August 31, 2006 as a result of the termination of the Crown management services agreement and the addition of our employees who previous to August 31, 2006, were paid by Crown. We recorded consulting expense of $110,000 during 2007 compared to $27,000 during 2006, of which $30,000 related to an executive recruiting fee during 2007 and $80,000 and $27,000, during 2007 and 2006, respectively, related to an agreement entered into in 2006 with Mark Jones, discussed below under related party transactions. In addition, other general and administrative costs including rent, travel, insurance and gain and loss on currencies, increased to $426,000 during 2007 compared to $239,000 in 2006 primarily related to costs which had previously been allocated between Crown and Solitario. These increases in non-stock option compensation general and administrative costs were partially mitigated by decreases in shareholder relations costs, including corporate and exchange fees to $220,000 in 2007 compared to $239,000 in 2006, the decrease was primarily related to the one-time payment during 2006 of $75,000 for listing fees on the AMEX. In addition our legal and accounting costs decreased during 2007 to $226,000 compared to $239,000 primarily related to the completion of an SEC review of our financial statements and the application to list on the AMEX during 2006, which did not occur during 2007. We anticipate general and administrative costs will increase slightly in the future as a result of planned increased exploration activities as well as expected increases in costs to operate in Peru, Brazil and Mexico and we have forecast 2008 general and administrative costs to be approximately $3,000,000.

          On January 1, 2006, we adopted SFAS 123R. Pursuant to SFAS 123R we have classified our stock options as liabilities as they are priced in Canadian dollars and our functional currency is United States dollars. We record the fair value of the vested portion of our outstanding options as a liability and record changes in the fair value as stock option compensation expense in the statement of operations in the period of the change. Upon exercise, the fair value of the options on the date of exercise, which is equal to the intrinsic value, is credited to additional paid-in-capital. We estimate the fair values of vested options using a Black-Scholes option pricing model. On January 1, 2006 we recorded $1,957,000 in stock option liability for the fair value of the vested portion of our outstanding stock options on that date, net of $726,000 for deferred taxes discussed below, as a change in accounting principle. During the years ended December 31, 2007 and 2006, we recognized $1,991,000 and $4,823,000, respectively, of stock option compensation expense as part of general and administrative expense for change in the fair value of the vested portion of our outstanding stock options. We recorded a reduction in our stock option liability of $2,928,000 and $1,579,000, respectively, credited to additional paid-in-capital during the years ended December 31, 2007 and 2006 related to the exercise of options for 929,500 and 1,230,500 shares, respectively, of our common stock. Our stock option compensation expense changes as a result of changes in the fair value of the vested portion of our outstanding stock options. This fair value is primarily affected by increases in the vesting of outstanding options from period to period and by the effect of increases or decreases in the price of our common stock. Generally as the price of our common stock increases our stock option liability and our stock option compensation expense increases. See Employee stock compensation plans in Note 1 to the consolidated financial statements for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

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


          During 2007, we recorded interest income of $76,000 compared to interest income of $26,000 during the same period in 2007. The interest income recorded during 2007 and 2006 consisted of payments on cash and cash equivalent deposit accounts. Our average cash balances were larger during 2007 compared to 2006, which led to the increase in interest income.

          During 2007, we recorded an income tax benefit of $184,000 compared to an income tax benefit of $1,346,000 during 2006. In addition, we recorded a deferred tax benefit of $726,000 related to the change in accounting principle on January 1, 2006 for the vested portion of the fair value of our outstanding stock options except for those owned by our foreign employees.. We do not receive a deduction on our tax return for stock option compensation on options exercised by foreign employees, and accordingly compensation expense related to the vested portion of the fair value of our outstanding stock options held by foreign employees is treated as a permanent reconciling item in determining our deferred taxes. The reduction in the deferred tax benefit during 2007 compared to 2006 is primarily related to gain on sale of marketable equity securities of $4,085,000 during 2007 from the sale of 400,000 shares of Kinross stock compared to a gain of $2,121,000 from the sale of 200,000 shares of Kinross stock during 2006 and a decrease in our stock option compensation expense, discussed above, to $1,991,000 during 2007 compared to $4,823,000 during 2006. These items were offset by the increase in non-stock option compensation general and administrative expenses during 2007 compared to 2006 discussed above, which are included in the United States taxable income. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future. During the year ended December 31, 2007, in computing its estimated deferred tax expense and related liability, Solitario reduced its estimated tax rate by 1.7%, to account for the estimated deductibility of state taxes against United States federal taxes. This change in estimate had the effect of reducing Solitario's deferred tax rate to 37.3% from the previous estimated rate of 39%.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During 2007, we recorded $20,000 of property impairments, related to our Corazon, Purisima and Titicayo projects in Mexico and Bolivia, compared to $35,000 of property impairments related to our Libertad and Pillune projects in Peru, our Pozos and Zinda projects in Mexico, and the Pau d'Arco project in Brazil during 2006.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

          We had a net loss of $6,881,000 or $0.24 per basic and diluted share for the year ended December 31, 2006 compared to net loss of $2,080,000 or $0.08 per basic and diluted share for the year ended December 31, 2005. As explained in more detail below, the primary reasons for the increase in net loss during 2006 compared to the net loss during 2005 was the recording of non-cash stock option compensation expense of $4,823,000 during 2006, and non-cash stock option compensation expense of $1,957,000, net of deferred taxes of $726,000 recorded as a change in accounting principle recorded on January 1, 2006 upon the adoption of SFAS 123R. There were no similar items incurred during 2005. In addition we recorded an increase in exploration expense to $2,942,000 in 2006 from $2,072,000 in 2005, plus an increase in other general and administrative costs including increases as a result of the termination of the management services agreement with Crown and the receipt of other income during 2005 in the form of a dividend from Crown of $1,275,000. These differences in income and expenses were partially mitigated by gain of $2,121,000 on the sale of Kinross stock during 2006 and a reduction in the management service agreement fee to $232,000 in 2006 compared to $423,000 during 2005.

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

         General and administrative costs were $5,877,000 during 2006 compared to $576,000 in 2005. The largest change in general and administrative costs related to a non-cash charge of $4,823,000 during 2006 for stock-based compensation expense discussed below. In addition we incurred salary expense of $248,000 subsequent to August 31, 2006 as a result of the termination of the Crown management services agreement and the addition of our employees who previously were paid by Crown. We also had increases in costs during 2006 compared to 2005 for shareholder relations including corporate and exchange fees of $103,000, primarily related to $75,000 for listing fees on the AMEX during 2006. We also incurred increased in legal and accounting costs totaling $75,000, which primarily related to an SEC review of our financial statements and the application to list on the AMEX. We recorded consulting expense of $27,000 during 2006 related to an agreement entered into in 2006 with Mark Jones, discussed below under related party transactions. In addition, other general and administrative costs (net) increased approximately $29,000 in 2006 compared to 2005 primarily related to costs which had previously been allocated between Crown and Solitario.

          On January 1, 2006, we adopted SFAS 123R. On January 1, 2006 we recorded $1,957,000 in stock option liability for the fair value of the vested portion of our outstanding stock options on that date with a charge to net loss, net of $726,000 for deferred taxes related to the fair value of the vested portion of outstanding stock options except for those options owned by foreign employees, as a change in accounting principle. During 2006 we recorded stock option compensation expense of $4,823,000, included in general and administrative expense for the change in the fair value of the vested portion of our outstanding stock options. We recorded a reduction in our stock option liability of $1,579,000, credited to additional paid-in-capital during the year ended December 31, 2006 related to the exercise of options for 1,230,500 shares. There were no similar items during 2005, prior to the adoption of SFAS 123R. See Employee stock based compensation plans in Note 1 to the condensed consolidated financial statements.

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

          On July 28, 2004, we exchanged 500,000 shares of TNR common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The transaction has been accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants.  We exercised our remaining 500,000 TNR warrant on July 24, 2006 by paying $70,000 in cash and transferred our existing warrant valuation of $12,000 on the date of exercise to marketable equity securities and as a result recorded no gain or loss on derivative instruments related to our holdings of TNR warrants during the second half of 2006. The TNR shares were classified as marketable equity securities and the TNR warrants were recorded at


fair value based on quoted prices and classified as derivative instruments and changes in the fair value of the warrants are included in gain/loss on derivative instruments in the consolidated statement of operations. We recorded a decrease in the value of our TNR warrants through the date of exercise of $5,000 compared to a decrease in value for the year ended December 31, 2005 of $20,000 to loss on derivative instruments in the consolidated statement of operations. We do not anticipate recognizing any future gains or losses in our TNR derivative instruments as we no longer own any TNR warrants.

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

          During 2006, we recorded an income tax benefit of $1,346,000 compared to an income tax expense of $257,000 during 2005. The increase in income tax benefit during 2006 from the income tax expense during 2005 is related to the increase in stock option compensation expense for the changes in the fair value of the vested portion of our outstanding stock options, discussed above, and other general and administrative expenses during 2006 discussed above. In addition we recorded an income tax benefit of $726,000 related to the recording of $1,957,000 of stock option compensation expense recorded on January 1, 2006 for the fair value of the vested portion of our stock options upon adoption of SFAS 123R, discussed above. These expenses are included in determining our United States net operating losses for income tax purposes. In addition we recorded other income of $1,275,000 related to our Crown dividend during 2005 and there was no similar item during 2006. These increases in expense and reduction in dividend income during 2006 compared to 2005 were partially offset by the increase in the gains on sale of Kinross stock during 2006 discussed above. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

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

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on approximately 900,000 shares of the 1,242,920 shares we currently own, in the event Kinross stock were to drop significantly from the price on the date we entered the Kinross Collar. In consideration for obtaining this price protection, we have given up the upside appreciation above the Cap Prices discussed above during the term of the respective tranches. Our risk management policy related to the Kinross Collar is to reduce the potential price risk on assets which represent a significant proportion of total assets, where economically feasible. Our Board considered several alternatives prior to entering the Kinross Collar to meet this risk management policy. These alternatives included the use of listed options, use of covered calls and an outright sale of the investment. However we determined that we had a long-term need for price protection to reduce the potential of paying significant taxes on a near term sale of the entire investment in Kinross shares based upon both (i) the projected future needs for the use of funds from any sales of the investment in Kinross shares and (ii) the potential generation of future United States net operating losses which could be used to offset any taxable gains on future sale of the investment in Kinross shares.

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


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

Stock-Based Compensation Plans

          On June 27, 2006 Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). On March 4, 1994, our Board of Directors adopted the 1994 Stock Option Plan (the "1994 Plan"). During 2007, holders exercised options from the 1994 Plan for 917,000 shares at an exercise price of Cdn$0.73 per share for proceeds of $572,000 and exercised options from the 2006 Plan for 12,500 shares at an exercise price Cdn$2.77 for proceeds of $35,000. During 2006 holders exercised options for 1,230,500 shares for proceeds of $994,000.

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

(1)The intrinsic value at December 31, 2007 based upon the quoted market price of Cdn$5.30 per share for our common stock on the TSX and an exchange ratio of 1.0194 Canadian dollars per United States dollar.

          As a result of the options from the 1994 Plan being significantly "in the money" as of December 31, 2007, we anticipate that all 110,000 unexercised options currently outstanding from our 1994 Plan will be exercised prior to their expiration date of August 14, 2008 for estimated proceeds of approximately $91,000, based upon the above exchange ratio, assuming there is no significant decline in the quoted market price for a share of our common stock on the TSX. We would not expect that a significant number of our other remaining vested options, from the 2006 Plan will be exercised in the next year.

          The stock option liabilities of $4,263,000 and $5,200,000, respectively, as of December 31, 2007 and 2006 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and


expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

(e). Cash Flows

          Net cash used in operations during the year ended December 31, 2007 increased to $4,712,000 compared to $4,483,000 for 2006 primarily as a result of (i) increased exploration expenses of $3,112,000 in 2007 compared to $2,942,000 in 2006 and (ii) increased non-stock option compensation general and administrative costs of $1,948,000 in 2007 compared to $1,055,000 in 2006. These increases in cash uses were partially mitigated by (i) the elimination of the costs under the management services agreement in 2007 from $232,000 in 2006, (ii) the reduction in prepaid expenses and other current assets of $158,000 during 2007 compared to a use of cash from an increase in these accounts of $164,000 during 2006, and (iii) the provision of cash from increases in accounts payable and other current liabilities of $15,000 during 2007 compared to a use of cash from decreases in accounts payable and other current liabilities of $71,000 during 2006. The remaining uses of cash for operations were comparable in 2007 and 2006.

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

          Net cash provided from financing activities was $697,000 during the year ended December 31, 2007 compared to $994,000 during 2006. The cash provided from financing activities in 2007 consisted of $607,000 from the exercise of options for 917,000 shares of our common stock compared to $994,000 in proceeds from the exercise of options for 1,230,500 shares of our common stock during 2006. In addition we received $90,000 during 2007 from Anglo related to their payment of exploration expenses, pursuant to the terms of the Shareholders Agreement, discussed above, which was credited to additional-paid-in-capital.

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

          As of December 31, 2007 we currently have deferred tax liabilities recorded in the amount of $5,883,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.

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


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


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


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


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

Stock-based compensation

          As of January 1, 2006, we account for our stock options under the provisions of SFAS No 123R, whereby we record a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility based upon the daily quoted price of our common stock on the TSX over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded stock-based compensation expense could have been materially different from that reported.

          Our outstanding options have a five year term, and vest 25% on date of grant and 25% on each anniversary date. We recognize stock option compensation expense for the change in fair value of option grants over their vesting period. We record stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, with 25% recognized immediately, and the remaining 75% recognized over three years on a straight line basis. .

          At December 31, 2007, we determined the fair value of our outstanding options granted under the 2006 Plan and 1994 Plan utilizing the assumptions detailed in Note 1 to the consolidated financial statements.

          During 2007 and 2006 we have recognized $1,991,000 and $4,823,000 in stock option compensation expense, respectively, and we also recognized $1,957,000 of stock option compensation expense, net of taxes of $726,000, as a change in accounting principle on January 1, 2006, upon the adoption of SFAS 123R. During 2007, an employee resigned and forfeited unexercised an option for 52,500 shares. No options were forfeited during 2006.

          Prior to the adoption of SFAS 123R, we accounted for awards in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," and did not record stock compensation expense for our options that were granted with an exercise price of the stock options issued to employees equal to the quoted market price of the stock on the grant date.

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


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


TNR Gold Corp.

          On July 24, 2006, we exercised a warrant to purchase 500,000 shares of TNR Gold Corp. ("TNR") common stock by paying $70,000. We recorded the cash paid and the fair value of the warrant on the date of exercise of $12,000 as marketable equity securities. We received this warrant in July 2004 when we exchanged 500,000 shares of TNR Gold Corp ("TNR") common stock for 500,000 shares of TNR common stock that were not available to be publicly traded in Canada until November 28, 2004 and a warrant to purchase an additional 500,000 shares of TNR common stock for Cdn$0.16 per share for a period of two years. The 2004 transaction was accounted for as a sale of our previously owned TNR shares and an acquisition of the new TNR shares and warrants. The TNR shares are classified as marketable equity securities held for sale. As of December 31, 2007, we own 1,000,000 shares of TNR that are classified as marketable equity securities held for sale and are recorded at their fair market value of $316,000 and included in marketable equity securities. As of December 31, 2007 we do not own warrants for the purchase of TNR shares. Previous to their exercise, the TNR warrants were recorded at fair market value based upon quoted prices and classified as derivative instruments. We recorded a loss on derivative instruments of $5,000, and $20,000, for the decrease in the value of its warrants during the years ended December 31, 2006 and 2005, respectively. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Equity Price Risks

          (1)     Our investment in Kinross is subject to equity market risk.

          As of December 31, 2007 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,471,000 and increase other comprehensive income by and total stockholders' equity by the same amount, net of deferred taxes of $922,000. Additionally our working capital would


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

          (2)     Our Kinross Collar derivative instrument is subject to equity market risk.

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

          (3)     Our stock option liability is subject to equity market risk for changes in the price of our own stock

          We have estimated, using a Black-Scholes option pricing model that as of December 31, 2007 a hypothetical increase of ten percent in the price of our common stock as quoted on the TSX would increase our stock option liability by $635,000, net of deferred taxes of $224,000 and increase our net loss in the statement of operations by $411,000. We have also estimated that as of December 31, 2007 a hypothetical decrease of ten percent in the price of our common stock as quoted on the TSX would decrease our stock option liability by $622,000, net of deferred taxes of $219,000 and would decrease our net loss in the statement of operations by $403,000.

(b.) Interest Rate Risks

          Our Kinross Collar derivative instrument fair market valuation is subject to interest rate risk.

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

          We have no other material interest rate risks at December 31, 2007 as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our stock option liability at December 31, 2007.

(c.) Exchange Rate Risks

          Our stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of December 31, 2007 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase the value of our stock option liability by $426,000, net of deferred taxes of $151,000 and increase our net loss in the statement of operations by $275,000. We have also estimated that as of December 31, 2007 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease the value of our stock option liability by $426,000, net of deferred taxes of $151,000 and would decrease our net loss in the statement of operations by $275,000.


Item 8. Financial Statements and Supplementary Data


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solitario Resources Corporation

Wheat Ridge, Colorado

          We have audited the accompanying consolidated balance sheets of Solitario Resources Corporation (the "Company") as of December 31, 2007 (restated) and 2006 (restated), and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007 (as restated). We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solitario Resources Corporation as of December 31, 2007 (restated) and 2006 (restated), and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 (as restated) in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 10 of the consolidated financial statements, the Company has restated its financial statements as of December 31, 2007 and 2006 and for each of the two years in the two-year period ended December 31, 2007 to classify and record its stock options as liability instruments instead of equity instruments, from the date of adoption of Statement of Financial Accounting Standards No. 123R "Share Based Payment".

          In our report dated March 6, 2008, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2007. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements, which caused such annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, expressed herein is different from that expressed in our previous report.

          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in its internal control over the interpretation of generally accepted accounting principles and related to its accounting for stock options. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 financial statements and this report does not affect our report dated March 6, 2008, except for the effects on the consolidated financial statements of the restatement described in Note 10, as to which the date is February 26, 2009, on those consolidated financial statements (as restated).

          In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Solitario Resources Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 6, 2008, except for the effects of the restatement discussed in Note 10 and the effects of the material weakness described in the eighth paragraph above, as to which the date is February 26, 2009

Denver, Colorado


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)	December 31,	December 31,
	2007	2006
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$2,250	$904
Joint venture receivable	4	88
Investments in marketable equity securities, at fair value	5,520	5,176
Prepaid expenses and other	198	219
Total current assets	7,972	6,387
Mineral properties, net	2,704	2,687
Investments in marketable equity securities, at fair value	19,506	15,728
Other assets	248	236
Total assets	$30,430	$25,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 195	$ 163
Deferred income taxes	1,515	1,652
Other	17	17
Total current liabilities	1,727	1,832
Derivative instrument fair value	1,702	-
Deferred income taxes	4,368	2,621
Stock option liability	4,263	5,200
Other	14	31
Commitments and contingencies (Notes 2 and 6)
Minority interest	388	-
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2007 and 2006)	-	-
Common stock, $0.01 par value, authorized, 50,000,000 shares (29,619,492 and 28,689,992 shares issued and outstanding at December 31, 2007 and 2006, respectively)	296	287
Additional paid-in capital	31,682	28,470
Accumulated deficit	(28,251)	(23,854)
Accumulated other comprehensive income	14,241	10,451
Total stockholders' equity	17,968	15,354
Total liabilities and stockholders' equity	$30,430	$25,038

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)	For the year ended December 31,
	2007	2006	2005
	(Restated)	(Restated)
Property and joint venture revenue
Joint venture property payments	$100	$ -	$ -
Costs, expenses and other:
Exploration expense, net	3,112	2,942	2,072
Depreciation and amortization	85	49	29
General and administrative	3,939	5,877	576
Management fees to Crown	-	232	423
Unrealized loss on derivative instruments	1,702	5	20
Asset write-downs	20	35	30
Loss on sale of assets	1	3	-
Interest and other, net	(76)	(26)	(52)
Total costs expenses and other	8,783	9,117	3,098
Other income - gain on sale of marketable equity securities	4,085	2,121	-
Other income - Crown dividend payment	-	-	1,275
Loss before minority interest and income taxes	(4,598)	(6,996)	(1,823)
Minority interest in loss of consolidated subsidiary	17	-	-
Loss before income taxes and change in accounting principle	(4,581)	(6,996)	(1,823)
Income tax benefit (expense)	184	1,346	(257)
Loss before change in accounting principle	(4,397)	(5,650)	(2,080)
Change in accounting principle, net of tax benefit of $726	-	(1,231)	-
Net loss	$(4,397)	$(6,881)	$(2,080)
Basic and diluted loss per share:
Loss before change in accounting principle	$(0.15)	$(0.20)	$(0.08)
Change in accounting principle	-	(0.04)	-
Net loss	$ (0.15)	$ (0.24)	$ (0.08)
Basic and diluted weighted average shares outstanding	29,467	28,422	27,311

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except					Accumulated
Share amounts)			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
			(Restated)	(Restated)	(Restated)	(Restated)
Balance at December 31, 2004	24,726,992	$247	$22,132	$(14,893)	$5,030	$12,516
Shares issued:
Cash	2,700,000	27	3,746	-	-	3,773
Option exercise	32,500	1	20	-	-	21
Deferred taxes on option exercises	-	-	11	-	-	11
Comprehensive loss:
Net loss	-	-	-	(2,080)	-	(2,080)
Net unrealized gain on marketable equity Securities (net of tax of $704)	-	-	-	-	1,100	1,100
Comprehensive loss	-	-	-	-	-	(980)
Balance at December 31, 2005	27,459,492	275	25,909	(16,973)	6,130	15,341
Shares issued:
Option exercise	1,230,500	12	2,561	-	-	2,573
Comprehensive loss:
Net loss (as restated, see Note 10)	-	-	-	(6,881)	-	(6,881)
Net unrealized gain on marketable equity Securities (net of tax of $2,763)	-	-	-	-	4,321	4,321
Comprehensive loss (as restated, see Note 10)	-	-	-	-	-	(2,560)
Balance at December 31, 2006 (as restated, see Note 10)	28,689,992	287	28,470	(23,854)	10,451	15,354
Shares issued:
Option exercise	929,500	9	3,526	-	-	3,535
Minority interest	-	-	(404)	-	-	(404)
Minority shareholder equity contribution	-	-	90	-	-	90
Comprehensive income:
Net loss (as restated, see Note 10)	-	-	-	(4,397)	-	(4,397)
Net unrealized gain on marketable equity securities (net of tax of $1,794)	-	-	-	-	3,790	3,790
Comprehensive loss (as restated, see Note 10)	-	-	-	-	-	(607)
Balance at December 31, 2007 (as restated, see Note 10)	29,619,492	$296	$31,682	$(28,251)	$14,241	$17,968

See Notes to Consolidated Financial Statements.


SOLITARIO RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	For the year ended December 31,
	2007	2006	2005
	(Restated)	(Restated)
Operating activities:
Net loss	$(4,397)	$(6,881)	$(2,080)
Adjustments:
Unrealized loss on derivative instruments	1,702	5	20
Depreciation and amortization	85	49	29
Asset write-downs	20	35	30
Stock option compensation expense	1,991	6,780	-
Deferred income taxes	(184)	(2,073)	257
Gain on asset and equity security sales	(4,085)	(2,118)	-
Minority interest in loss of consolidated subsidiary	(17)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	158	(164)	279
Accounts payable and other current liabilities	15	(71)	(73)
Due to Crown Resources Corporation	-	(45)	(34)
Net cash used in operating activities	(4,712)	(4,483)	(1,572)
Investing activities:
Additions to mineral interests and other	(37)	(50)	(52)
Other assets	(150)	(119)	(126)
Proceeds from sale of marketable equity securities	5,548	2,442	-
Net cash (used in) provided by investing activities	5,361	2,273	(178)
Financing activities:
Minority shareholder equity contribution	90	-	-
Issuance of common stock	607	994	3,794
Net cash provided by financing activities	697	994	3,794

Net increase (decrease) in cash and cash equivalents	1,346	(1,216)	2,044
Cash and cash equivalents, beginning of year	904	2,120	76
Cash and cash equivalents, end of year	$ 2,250	$ 904	$2,120
Supplemental disclosure of cash flow information:
Reclassification of stock option liability to additional paid-in-capital upon exercise and forfeitures	2,928	1,579	-
Deferred taxes on stock option exercises charged To additional paid-in capital	$ -	$ -	$ 11

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

          Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). -, Crown completed a spin-off of its holdings of our shares to its shareholders, whereby each Crown shareholder received 0.2169 shares of our common stock for each Crown share they owned. Solitario previously owned 6,071,626 shares of Crown common stock and as part of the spin-off Solitario received 1,317,142 shares of its own common stock, which were retired on August 11, 2004, and have the status of authorized but unissued shares of common stock. Crown was acquired by Kinross Gold Corporation of Toronto, Canada ("Kinross") on August 31, 2006 upon the completion of a merger on August 31, 2006 whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock for each share of Crown common stock (the "Crown - Kinross merger"). Kinross currently owns less than one percent of Solitario outstanding common stock.

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

Minority interest

          Solitario records minority interest for the portion of its assets and net loss in any subsidiaries which are less than 100% owned. During 2007, Solitario's share of its investment in its subsidiary Pedra Branca Mineracao, Ltda. ("PBM") was reduced to 85% in accordance with the terms of PBM's Shareholder Agreement. Solitario recorded a minority interest in its statement of financial position of $388,000 as of December 31, 2007 and recorded a credit of $17,000 in its statement of operations for the minority interest in the loss of PBM.

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

Employee stock compensation plans

          a.)     The 2006 Stock option Incentive Plan

          On June 27, 2006 Solitario's shareholders approved the 2006 Stock option Incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock. However, under the terms of the 2006 Plan, the total number of outstanding options from all plans may not exceed 2,800,000. On June 14, 2007, Solitario's shareholders approved certain technical modifications to the 2006 Plan, which among other things, modified the definition of the market price of a grant of an option to be equal to the closing market price in Canadian Dollars on the TSX on the date of granting such option. Previously under the 2006 Plan, the market price had been defined as the volume weighted average trading price of such shares traded on The TSX for the five trading days immediately preceding the date of granting such option.

          The grant date fair value of the 2006 Plan options granted on September 7, 2007, June 14, 2007 and February 8, 2007, respectively, was $976,000, $223,000 and $17,000, using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.94, $2.23, and $1.71 respectively, per share. The grant date fair value of the 2006 Plan options granted on June 27, 2006 was $2,537,000 using a Black-Scholes option pricing model resulting in a weighted average fair value of $1.53 per share.


          Options for 12,500 and 17,500 shares, respectively, from the 2006 Plan were exercised during 2007 and 2006 for proceeds of $35,000 and $42,000, respectively. The intrinsic value of the shares exercised during 2007 and 2006 on the date of exercise of options from the 2006 Plan was $27,000 and $30,000, respectively. During 2007, an employee resigned and forfeited an unexercised option for 52,500 shares. No options were forfeited during 2006.

          b.)     The 1994 Stock option Plan

          All options from the 1994 Plan were vested as of December 31, 2006.

          As of December 31, 2007, Solitario has vested and outstanding options for 110,000 shares of its common stock under the 1994 Plan. Under the 1994 Plan, these options were granted at option prices equal to the fair market value of the underlying common stock as quoted on the TSX on the date of grant. The ability to grant options under the 1994 Plan expired in 2004 and no additional shares may be granted pursuant to the 1994 Plan.

          As of December 31, 2007 Solitario had options for 110,000 shares of its common stock exercisable at Cdn$0.81 per share that expire August 14, 2008. Options from the 1994 Plan for 917,000 shares were exercised during the year ended December 31, 2007 for proceeds of $574,000. The intrinsic value of the shares issued during 2007 on the date of exercise of options from the 1994 Plan was $2,901,000. Options from the 1994 Plan for 1,213,000 shares were exercised during the year ended December 31, 2006 for proceeds of $952,000. The intrinsic value of the shares issued during 2006 on the date of exercise of options from the 1994 Plan was $1,549,000. Options from the 1994 Plan for 32,500 shares were exercised during the year ended December 31, 2005 for proceeds of $21,000. The intrinsic value of the shares issued during 2005 on the date of exercise of options from the 1994 Plan was $8,000.

          c).     Stock-based compensation

          As of January 1, 2006, Solitario accounts for our stock options under the provisions of SFAS No 123(R), whereby Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility based upon the daily quoted price of Solitario's common stock on the TSX over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded stock-based compensation expense could have been materially different from that reported.

           Solitario's outstanding options have a five year term, and vest 25% on date of grant and 25% on each anniversary date. Solitario recognizes stock option compensation expense for the change in fair value of option grants over their vesting period. Solitario records stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, with 25% recognized immediately, and the remaining 75% recognized over three years on a straight line basis.

          At December 31, 2007, Solitario determined the fair value of its outstanding options granted under the 2006 Plan and 1994 Plan utilizing the following assumptions:

Grant Date	6/27/06	2/08/07	6/14/07	9/07/07	8/14/03
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	1994 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$0.81
Options outstanding	1,572,500	10,000	100,000	502,000	110,000
Expected Life	3.5 yrs	4.1 yrs	4.5 yrs	4.7 yrs	0.6 yrs
Expected volatility	48%	51%	51%	56%	45%
Risk free interest rate	3.1%	3.3%	3.3%	3.5%	3.3%
Weighted average fair value (1)	$3.21	$2.66	$2.49	$2.93	$4.59
Portion of vesting at measurement date	62.5%	48.0%	38.5%	33.3%	100%
Fair value of outstanding vested options	$3,159,000	$13,000	$96,000	$490,000	$505,000

(1) Utilizing a Canadian dollar to United States dollar exchange rate of 1.0194 to one.


          At December 31, 2006, Solitario determined the fair value of its outstanding options granted under the 2006 Plan and 1994 Plan utilizing the following assumptions:

Grant Date	6/27/06	3/2/02	8/14/03
Plan	2006 Plan	1994 Plan	1994 Plan
Option price (Cdn$)	$2.77	$0.73	$0.81
Options outstanding	1,637,500	917,000	110,000
Expected Life	4.5 yrs	0.2 yrs	1.6 yrs
Expected volatility	58%	46%	54%
Risk free interest rate	4.7%	5.0%	4.8%
Weighted average fair value (1)	$2.68	$3.46	$3.44
Portion of vesting at measurement date	37.5%	100%	100%
Fair value of outstanding vested options	$1,646,000	$3,176,000	$378,000

(1) Utilizing a Canadian dollar to United States dollar exchange rate of 0.85810 to one.

          On January 1, 2006, the date of adoption of SFAS 123R, Solitario determined the fair value of its outstanding options granted under the 1994 Plan utilizing the following assumptions:

Grant Date	3/2/01	3/2/02	1/30/03	8/14/03
Plan	1994 Plan	1994 Plan	1994 Plan	1994 Plan
Option price (Cdn$)	$0.94	$0.73	$0.65	$0.81
Options outstanding	980,000	1,075,000	50,000	135,000
Expected Life	0.2 yrs	1.2 yrs	2.1 yrs	2.6 yrs
Expected volatility	52%	53%	55%	62%
Risk free interest rate	4.4%	4.4%	4.3%	4.3%
Weighted average fair value (1)	$0.75	$0.97	$1.07	$1.02
Portion of vesting at measurement date	100%	100%	100%	91.3%
Fair value of outstanding vested options	$737,000	$1,040,000	$54,000	$126,000

(1) Utilizing a Canadian dollar to United States dollar exchange rate of 0.85800 to one.

          During 2007 and 2006 Solitario recognized stock option compensation expense of $1,991,000 and $4,823,000, respectively, net of deferred taxes of $670,000 and $1,774,000, respectively. Solitario also recognized $1,957,000 of stock option compensation expense, net of deferred taxes of $726,000, as change in accounting principle on January 1, 2006, upon the adoption of SFAS 123R.

          Prior to the adoption of SFAS 123R, Solitario accounted for certain awards under the 1994 Plan in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per share if Solitario had applied the fair value recognition provisions of SFAS No. 123 to options granted under the 1994 Plan for the year ended December 31, 2005:

(in thousands, except per share amounts)	2005
Net loss as reported	$(2,080)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8)
Pro forma net income (loss)	$(2,088)
Basic and diluted net loss per share
As reported	$ (0.08)
Pro forma	$ (0.08)

          d.)     Summary of stock-based compensation plans

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

(1)The intrinsic value at December 31, 2007 based upon the quoted market price of Cdn$5.30 per share for our common stock on the TSX and an exchange ratio of 1.0194 Canadian dollars per United States dollar.

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


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


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

          (d     Santiago

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

          (e)     Chambara

          In September of 2006, Solitario acquired 5,200 hectares of 100%-owned mineral rights through concessions for its Chambara property (formerly called the Amazonas property) in northern Peru. Solitario capitalized $17,000 during the year ended December 31, 2007 in lease acquisition costs related to new concessions covering an additional 5,600 hectares at the Amazonas project. The Amazonas project consists of six widely spaced areas where previous sampling has identified high-grade zinc mineralization at surface similar to that found at Florida Canyon, discussed above under the Bongara zinc property above. We may seek a joint venture partner for the property during 2008.

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


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

Brazil

          (a)     Pedra Branca

         In October 2000, Solitario recorded $3,627,000 in mineral interest additions for the Pedra Branca project in connection with the acquisition of Altoro Gold Corp. ("Altoro").   At December 31, 2007, the Pedra Branca project consisted of 124 exploration concessions totaling approximately 178,514 hectares in Ceara State, Brazil. We have applied to the National Department of Mineral Production ("DNPM") to convert five exploration concessions to mining concessions. These applications are under review by the DNPM. Pedra Branca do Mineração S.A., an 85%-owned subsidiary of Solitario incorporated in Brazil, holds 100%-interest in all concessions. Eldorado Gold Corporation is entitled to a 2% NSR royalty on 10 of the concessions totaling 10,000 hectares.

          On January 28, 2003, Solitario entered into a Letter Agreement with Anglo Platinum Ltd. ("Anglo Platinum") whereby Anglo Platinum could earn various incremental interests, in Pedra Branca do Mineração up to a 65% interest, by making annually increasing exploration expenditures totaling $7.0 million, completing a bankable feasibility study, or spending an additional $10 million on exploration and development, whichever occurred first, and arranging financing to put the project into commercial production. On July 14, 2006, Solitario signed the Pedra Branca Framework Agreement with Anglo Platinum to establish and govern Pedra Branca Do Mineracao S.A., ("PBM") the corporate entity that now holds 100% title to all the assets of the Pedra Branca project, and the mechanics for Anglo Platinum's continued funding of Pedra Branca exploration.

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


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

4. Income Taxes:

          Solitario's income tax expense consists of the following as allocated between foreign and United States components:
(in thousands)	2007	2006	2005
Deferred:
United States	$ (721)	$ (1,350)	$ 31
Foreign	86	-	-
Operating loss and credit carryovers:
United States	537	4	226
Foreign	(86)	-	-
Income tax expense (benefit)	$ (184)	$ (1,346)	$ 257

          Consolidated income (loss) before income taxes includes losses from foreign operations of $3,872,000 $3,286,000, and $2,476,000, in 2007, 2006 and 2005, respectively.

          During 2007, 2006 and 2005, Solitario recognized income tax deductions of $2,901,000, $1,551,000, and $28,000, respectively, from the exercise of nonqualified stock options. Income tax benefit includes $1,082,000, and $579,000, respectively, for the income tax benefit of these deductions during 2007 and 2006. Additional paid-in-capital has been credited in the amount of $11,000 for the income tax benefit of these deductions during 2005 prior to the adoption of SFAS 123R. Solitario does not receive a deduction on its tax return for stock option compensation on options exercised by foreign employees, and accordingly compensation expense related to the fair value of the vested portion of its outstanding stock options held by foreign employees is treated as a permanent reconciling item in determining our deferred taxes.


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

          The net deferred tax assets/liabilities in the December 31, 2007 and 2006 consolidated balance sheets include the following components:
(in thousands)	2007	2006
Deferred tax assets:
Net operating loss (NOL) carryovers	$ 7,004	$ 6,506
Stock option compensation expense	1,509	1920
Royalty	1,492	1,560
Derivative instruments	635	-
Other	24	50
Valuation allowance	(6,436)	(5,320)
Total deferred tax assets	4,228	4,716
Deferred tax liabilities:
Unrealized gain on derivative securities	835	1,467
Exploration costs	845	870
Unrealized gains on marketable equity securities	8,425	6,632
Other	6	20
Total deferred tax liabilities	10,111	8,989
Net deferred tax liabilities	$5,883	$4,273

          At December 31, 2007 and 2006, Solitario has classified $1,515,000 and $1,652,000, respectively, of its deferred tax liability as current, related to the current portion of its investment in Kinross common stock.

          A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the expense (benefit) for income taxes is as follows:
(in thousands)	2007	2006	2005
Expected income tax expense (benefit)	$(1,558)	$(2,379)	$ (620)
Non-deductible foreign exploration expenses	(12)	122	202
Non-deductible foreign stock compensation expense	66	23	-
Foreign tax rate differences	53	38	25
State income tax	(2)	(118)	33
Change in enacted tax rates	191	-	-
Change in valuation allowance	1,116	957	609
Permanent differences and other	(38)	11	8
Income tax expense (benefit)	$ (184)	$(1,346)	$ 257

          During 2007, 2006 and 2005, the valuation allowance was increased by $1,116,000, $957,000, and $609,000, respectively primarily as a result of increases in net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized.

          At December 31, 2007, Solitario has unused US Net Operating Loss ("NOL") carryovers of $3,256,000which begin to expire commencing in 2012. Solitario has estimated it has foreign loss carryovers at December 31, 2007 of $17,708,000, for which Solitario has provided a full valuation allowance and which expire over various periods from five years to no expiration depending on the foreign jurisdiction. In connection with the Bankruptcy of Crown and Solitario's acquisition of Altoro Gold Corp., Solitario had a greater than fifty percent change in ownership as defined in Section 382 of the Internal Revenue Code. Pursuant to Section 382, the resulting annual limitation on the amount of future taxable income in the United States available to be offset by Solitario's carryovers is approximately $614,000 per year.

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


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

5. Fair Value of Financial Instruments and Stock Option Liability:

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

          The fair value of Solitario's stock option liability was $4,263,000 and $5,200,000, respectively, at December 31, 2007 and 2006. Solitario recorded the fair value of its stock option liability of $1,957,000, net of deferred taxes of $726,000 as a change in accounting principle as of January 1, 2006 upon the adoption of SFAS 123R. Solitario determined the fair value of its stock option liability using a Black-Scholes option pricing model. Solitario used independent inputs to its Black-Scholes option pricing model for the market price of its common shares, the historical volatility of its common shares and the risk-free interest rate. We estimated the term of each option based upon the contractual term of each option. See Note 1 for a detailed discussion of the assumptions used in determining the fair value of Solitario's stock option liability.

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


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


9. Selected Quarterly Financial Data (Unaudited):
(in thousands)	2007 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As Previously reported	As restated (2)(3)(4)	As Previously reported	As restated (2)(4)	As Previously reported	As restated (2)(3) (4)(5)	As Previously reported	As restated (2)(3)(4)(6)
Joint venture property payments	$ -	$ -	$ -	$ -	$ 100	$ 100	$ -	$ -
Net income (loss)	$373	$571	$(1,099)	$(1,492)	$(909)	$(1,135)	$(2,276)	$(2,341)
Basic and diluted earnings (loss) per share	$0.01	$0.02	$(0.04)	$(0.05)	$(0.03)	$(0.04)	$(0.08)	$(0.08)
Weighted shares outstanding: Basic Diluted	29,028 30,228	29,028 30,228	29,607 29,607	29,607 29,607	29,607 29,607	29,607 29,607	29,617 29,617	29,617 29,617

(in thousands)	2006 (1)
	March 31,	March 31,	June 30,	June 30,	Sept. 30,	Sept. 30,	Dec. 31,	Dec. 31,
	As Previously reported	As restated (7)(8)	As Previously reported	As restated (8)	As Previously reported	As restated (8)(9)	As Previously reported	As restated (8)(10)
Net loss before change in accounting principle	$(621)	$(1,096)	$(1,225)	$(1,720)	$(550)	$(1,606)	$(787)	$(1,228)
Change in accounting principle, net of tax	-	(1,231)	-	-	-	-	-	-
Net loss	$(621)	$(2,327)	$(1,225)	$(1,720)	$(550)	$(1,606)	$(787)	$(1,228)
Basic and diluted loss per share
Loss before change in accounting principle	$(0.02)	$(0.04)	$(0.04)	$(0.06)	$(0.02)	$(0.06)	$(0.03)	$(0.04)
Change in accounting principle	-	(0.04)	-	-	-	-	-	-
Net loss	$(0.02)	$(0.08)	$(0.04)	$(0.06)	$(0.02)	$(0.06)	$(0.03)	$(0.04)
Basic and diluted weighted shares outstanding	27,976	27,976	28,512	28,512	28,557	28,557	28,626	28,626

(1) The operating results for each of the four quarters in the years ended December 31, 2007 and 2006 have been restated as discussed in Note 10.
(2) Solitario recorded incremental stock option compensation expense (credit) of $(323,000), $569,000, $303,000 and $424,000, respectively, in the quarters ended March 31, June 30, September 30 and December 31, 2007, related to changes in the fair value of our outstanding options.
(3) Solitario sold 200,000 shares of Kinross common stock in the first quarter for proceeds of 2,645,000 and a gain of $2,068,000, sold 100,000 shares of Kinross common stock in the third quarter for proceeds of $1,332,000 and a gain of $889,000, and sold 100,000 shares of Kinross common stock in the fourth quarter for proceeds of $1,571,000 and a gain of $1,128,000.
(4) Exploration expense increased from $393,000 in the first quarter to $659,000 in the second quarter to $846,000 in the third quarter to $1,214,000 in the fourth quarter, contributing to the increasing loss by quarter after consideration of the Kinross stock sales in the first, third and fourth quarters discussed above.
(5) In the third quarter Solitario received a payment of $100,000 in joint venture revenue on its Bongara project in Peru.
(6) In the fourth quarter, we recognized $1,702,000 derivative loss on the Kinross Collar, which contributed to the increased loss in the quarter.
(7) Solitario recorded an stock option compensation expense as a change in accounting principle of $1,957,000, net of tax of $726,000 on January 1, 2006 upon the adoption of SFAS 123R
(8) Solitario recorded incremental stock option compensation expense of $753,000, $758,000, $1,664,000 and $692,000, respectively, in the quarters ended March 31, June 30, September 30 and December 31, 2006, related to changes in the fair value of our outstanding options.
(9) Solitario sold a total of 200,000 shares of Kinross common stock, 100,000 shares in the third quarter for proceeds of $1,206,000 and a net gain of $1,046,000 and 100,000 shares in the fourth quarter for proceeds of $1,236,000 and a net gain of $1,076,000.
(10) General and administrative costs increased during the fourth quarter as a result of the termination of the Crown management agreement and Solitario assuming all costs which were previously shared with Crown.

          Subsequent to filing of its 2007 Annual Report Form 10-K, Solitario determined that its stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of its common stock quoted on the TSX. Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"), which Solitario adopted on January 1, 2006, requires that its stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

          Previously Solitario had classified its stock options as equity instruments. SFAS 123R generally requires that the grant date fair value of stock options classified as equity instruments be amortized as stock option compensation expense, net of deferred taxes, over the requisite service period or vesting period of the option through a credit to additional paid-in-capital. This restatement reflects the classification of our options as liabilities, which generally requires recording the estimated fair value (or portion thereof, based upon the requisite service or vesting period) as a liability as of each measurement date, with changes in the fair value recorded as stock option compensation expense, net of deferred taxes, in the period of the change. In addition upon exercise of stock options classified as liabilities, the fair value of exercised options is transferred from stock option liability to additional paid-in-capital.


          Accordingly, this restatement reflects the following adjustments to Solitario's previously issued financial statements:

(i)          Solitario recorded $1,957,000 as stock option liability, net of deferred taxes of $726,000, for the fair value of the vested portion of our stock options outstanding on January 1, 2006, which were previously classified as equity instruments prior to the adoption of SFAS 123R. This was recorded as $1,231,000 in stock option compensation expense in the statement of operations for the year ended December 31, 2006 as cumulative effect of a change in accounting principle.

(ii)          Solitario recorded a liability of $4,263,000 and $5,200,000, respectively, for the fair value of the vested portion of its outstanding stock options as of December 31, 2007 and 2006.

(iii)          Solitario recorded a net change in its deferred tax assets of $925,000 and $1,511,000, respectively, for the deferred tax benefits related to a) the vested portion of its outstanding stock options on December 31, 2007 and 2006; and b) the net change in compensation expense, discussed below, under the liability method of accounting for stock options; and c) the reversal of previously recorded deferred tax benefits credited to additional paid-in-capital.

(iv)          Solitario recorded a net increase in additional paid-in-capital of $846,000 and $8,000, respectively, for the intrinsic value of its stock options exercised during the years ended December 31, 2007 and 2006, which includes the reversal of previously recorded deferred taxes, discussed above.

(v)          Solitario recorded additional stock option compensation expense in the consolidated statement of operations for the years ended December 31, 2007 and December 31, 2006 of $973,000 and $3,867,000, respectively, which includes the reversal of $1,018,000 and $956,000, respectively, of previously recorded stock option compensation expense under the equity method classification of its stock options.

(vi)          Solitario recorded related deferred tax benefits in the consolidated statement of operations of $487,000 and $1,400,000, respectively for the years ended December 31, 2007 and 2006, for the deferred tax effects related to (a) the changes in the fair value of the vested portion of its outstanding stock options; (b) the intrinsic value of its options exercised during the years ended December 31, 2007 and 2006; and (c) the reversal of previously recorded stock option compensation expense accounted for as equity instruments, discussed above.

          As a result, the accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
(in thousands except per share amounts)	Year ended December 31, 2007		Year ended December 31, 2006
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
General and administrative	$2,966	$3,939	2,010	5,877
Loss before income taxes and change in accounting principle	(3,608)	(4,581)	(3,129)	(6,996)
Income tax (expense) benefit	(303)	184	(54)	1,346
Loss before change in accounting principle	(3,911)	(4,397)	(3,183)	(5,650)
Change in accounting principle, net of tax	-	-	-	(1,231)
Net loss	$(3,911)	$(4,397)	$(3,183)	$(6,881)
Basic and diluted loss per common share:
Loss before change in accounting principle	$(0.13)	$(0.15)	$(0.11)	$(0.20)
Change in accounting principle	-	-	-	(0.04)
Net loss	$(0.13)	$(0.15)	$(0.11)	$(0.24)


BALANCE SHEET INFORMATION
	As of December 31, 2007		As of December 31, 2006
(in thousands)	As previously reported	As restated	As previously reported	As restated
Long-term Liabilities
Stock option liability	$ -	$ 4,263	$ -	$ 5,200
Deferred taxes, long term	5,293	4,368	4,131	2,621
Stockholders' equity:
Additional paid-in-capital	30,836	31,682	28,462	28,470
Accumulated deficit	(24,067)	(28,251)	(20,156)	(23,854)
Total stockholder's equity	21,306	17,968	19,044	15,354

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

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 and 2006 due to a material weakness in our internal control over financial reporting, which we consider to be an integral part of our disclosure controls and procedures, as discussed below. Within the quarter ended December 31, 2007, we changed our disclosure controls and procedures for the change in internal control over financial reporting, discussed below.

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

          Based on their evaluation, our principal executive officer and principal financial officer have concluded that there was a material weakness in our internal control over financial reporting that caused our system of internal control over financial reporting to not be effective as of December 31, 2007 and 2006 as discussed below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. However, subsequent to December 31, 2007 we made changes to our internal control over financial reporting as discussed below.  In connection with Solitario's development, documentation and implementation of internal controls, within the quarter ended December 31, 2007 Solitario implemented certain changes to internal control over financial reporting, as defined in Rules 13a -15, which effect the internal control over financial reporting related to controls over its treasury management and control functions primarily related to its foreign bank deposits and transfers.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

Reported material weaknesses and corrective actions

          The restatement discussed in Note 10 to the consolidated financial statements in this report was the result of a material weakness in our internal control over financial reporting. This weakness was the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United States of America ("GAAP") in our financial statements and disclosures. This weakness resulted in the classification of our stock options as equity instruments rather than as liabilities for accounting purposes. Please see Note 10 to the consolidated financial statements for a detailed discussion of these items.

          We have taken measures to cure this weakness, which include implementing, as part of our policies and procedures, a requirement that management document in writing, at least quarterly, the impact of new and existing GAAP to our financial statements and disclosures. Additionally, this work will be reported to and reviewed by our Audit Committee. We believe this additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee has adequately addressed and eliminated the material weaknesses in our disclosure controls and procedures and our internal control over


financial reporting and that with the implementation of these corrective actions our disclosure controls and procedures are now effective.

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

"Election of Directors"

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

     "Principal Accountant Fees and Services"


PART IV

Item 15. Exhibits, Financial Statement Schedules

     The following documents are filed as a part of this Annual Report on Form 10-K/A:

1.     Financial Statements (as restated)

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

SOLITARIO EXPLORATION & ROYALTY CORP.
By:	/s/ James R. Maronick
Chief Financial Officer

Date:	February 26, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature		Title	Date
/s/ Christopher E. Herald		Principal Executive Officer and Director	February 26, 2009
Christopher E. Herald Chief Executive Officer
/s/ James R. Maronick		Principal Financial and Accounting Officer	February 26, 2009
James R. Maronick Chief Financial Officer
| | | | | | | | | | | | | | |
/s/ Steven A. Webster
Steven A. Webster

/s/ Mark E. Jones, III
Mark E. Jones, III
A majority of
/s/ Brian Labadie		the Board of	February 26, 2009
Brian Labadie		Directors

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
10.1

Solitario Resources Corporation 2006 Stock Option Incentive Plan (As Amended), an amendment of the Solitario Resources Corporation 2006 Stock Option Incentive Plan (incorporated by reference to Exhibit A to Solitario's Proxy Statement Pursuant to Section 14(a) filed on April 30, 2007)

10.2	Solitario Resources Corporation 1994 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Solitario's Form 10/A filed on July 1, 2004)
10.3

First Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 15, 1995 increasing the number of shares available for grant under the plan from 1,100,000 to 1,170,000 (incorporated by reference to Exhibit 10.7 to Solitario's Form 10/A filed on July 1, 2004)

10.4

Second Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated December 11, 1996 increasing the number of shares available for grant under the plan from 1,170,000 to 1,386,000 (incorporated by reference to Exhibit 10.8 to Solitario's Form 10/A filed on July 1, 2004)

10.5

Third Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated April 16, 1997 increasing the number of shares available for grant under the plan from 1,386,000 to 1,536,000 (incorporated by reference to Exhibit 10.9 to Solitario's Form 10/A filed on July 1, 2004)

10.6

Fourth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 4, 1999 increasing the number of shares available for grant under the plan from 1,536,000 to 1,936,000 (incorporated by reference to Exhibit 10.10 to Solitario's Form 10/A filed on July 1, 2004)

10.7

Fifth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 1,936,000 to 2,336,000 (incorporated by reference to Exhibit 10.11 to Solitario's Form 10/A filed on July 1, 2004)

10.8

Sixth Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 15, 2000 increasing the number of shares available for grant under the plan from 2,336,000 to 3,136,000 (incorporated by reference to Exhibit 10.12 to Solitario's Form 10/A filed on July 1, 2004)

10.9

Seventh Amendment to the Solitario Resources Corporation 1994 Stock Option Plan dated June 26, 2002 increasing the number of shares available for grant under the plan from 3,136,000 to 3,736,000 (incorporated by reference to Exhibit 10.13 to Solitario's Form 10/A filed on July 1, 2004)

10.10

Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.11

Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.12

Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

10.13

Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007. (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.14

Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007. (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.15

Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.16

Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Bongara project in Peru between Minera Bongara S.A., Minera Solitario Peru S.A.C, Solitario Resources Corporation, and Votorantim Metais - Cajamarquilla S.A dated March 24, 2007. (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.17

Shareholders Agreement relating to the Pedra Branca Project in Brazil, between Anglo Platinum Brasil, S.A. and Altoro Mineracao, LTDA and Pedra Branca do Brasil Mineracao S.A. and Rustenburg Platinum Mines Limited and Solitario Resources Corporation dated April 24, 2007. (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on October 4, 2007)

10.18

Master Agreement for Equity Collars between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007, providing the terms and conditions for entering a Zero-Premium Equity Collar on 900,000 shares of Kinross common stock pledged by Solitario. (incorporated by reference to Exhibit 10.1 to Solitario's Form 10-Q filed on November 8, 2007)

10.19

Pledge and Security Agreement between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007 providing the terms and conditions to allow for the pledge by Solitario of 900,000 shares of Kinross common stock pursuant to a Master Agreement for Equity Collars dated of the same day. (incorporated by reference to Exhibit 10.2 to Solitario's Form 10-Q filed on November 8, 2007)

10.20

Single Pay Collar Confirmations between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT dated October 12, 2007 for the pledge of 900,000 shares of Kinross common stock pursuant to the Master Agreement for Equity Collars and the Pledge and Security Agreement, filed above in item 10.1 and 10.2 respectively, setting the trade and termination date, upper and lower threshold prices, number of shares and other terms and conditions of three equity collars entered into on the same date. (incorporated by reference to Exhibit 10.3 to Solitario's Form 10-Q filed on November 8, 2007)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)
21.1	Subsidiaries of Solitario Resources Corporation (incorporated by reference to Exhibit 21.1 to Solitario's Form 10-K filed on March 11, 2008)
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to Solitario's Form 24.1 filed on March 11, 2008)
31.1 *	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith