Form 10-Q/A
period 2008-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-03-02
CIK 917225

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


EXPLANATORY NOTE

          This Amendment to the Quarterly Report on Form 10-Q of Solitario Exploration & Royalty Corp (previously Solitario Resources Corporation) ("Solitario or the Company") for the three months ended March 31, 2008, originally filed on May 7, 2008 (the "Amendment") is being filed for the purposes of restating the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2008 as discussed in Note 6 to the consolidated financial statements.

          Subsequent to filing of our March 31, 2008 Quarterly Report Form 10-Q, we determined that our stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of our common stock quoted on the Toronto Stock Exchange. Statement of Financial Accounting Standards No. 123R "Share Based Payment ("SFAS 123R"), which we adopted on January 1, 2006, requires that our stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

          Previously Solitario had classified its stock options as equity instruments. SFAS 123R generally requires that the grant date fair value of stock options classified as equity instruments be amortized as stock option compensation expense, net of deferred taxes, over the requisite service or vesting period of the option through a credit to additional paid-in-capital. This Amendment reflects the classification of our stock options as liabilities, which generally requires recording the fair value (or portion thereof, based upon the requisite service or vesting period) as a liability as of each measurement date, with changes in the fair value recorded as stock option compensation expense, net of deferred taxes, in the period of the change. In addition upon exercise of stock options classified as liabilities, the fair value of exercised options is transferred from stock option liability to additional paid-in-capital.

          Accordingly, this Amendment reflects the adjustments to our previously issued unaudited condensed consolidated financial statements discussed in more detail in Note 6 to the unaudited condensed consolidated financial statements.

          We have also made appropriate changes in this Amendment to the Notes to our unaudited condensed consolidated financial statements, including Note 6, detailing the effect of the restatement and to Item 2, Management's Discussion and Analysis of this 10-Q/A. This Amendment contains related disclosure identifying the restatement as a material weakness in Item 4 of this 10-Q/A. This Amendment does not affect our previously disclosed cash, assets, working capital or cash flows. Our stock option liabilities are classified as long-term as none of our stock options provide for cash settlement.

          For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends the items specifically described above. No other information in the original Form 10-Q is amended. In addition, pursuant to the rules of the SEC, the original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

          This Amendment does not reflect events that have occurred after May 7, 2008, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events is set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, as restated, see Note 6)

(in thousands of U.S. dollars,	March 31,	December 31,
except per share amounts)	2008	2007
	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,694	$2,250
Joint venture receivable	-	4
Investments in marketable equity securities, at fair value	6,633	5,520
Prepaid expenses and other	268	198
Total current assets	9,595	7,972
Mineral properties, net	2,780	2,704
Investments in marketable equity securities, at fair value	21,170	19,506
Other assets	227	248
Total assets	$33,772	$30,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 83	$ 195
Deferred income taxes	2,307	1,515
Other	16	17
Total current liabilities	2,406	1,727
Derivative instrument fair value	3,569	1,702
Deferred income taxes	4,564	4,368
Stock option liability	4,329	4,263
Other	10	14
Commitments and contingencies
Minority Interest	340	388
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding March 31, 2008 and December 31, 2007)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,633,992 and 29,619,492 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	296	296
Additional paid-in capital	31,762	31,682
Accumulated deficit	(29,764)	(28,251)
Accumulated other comprehensive income	16,260	14,241
Total equity	18,554	17,968
Total liabilities and stockholders' equity	$33,772	$ 30,430

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, as restated, see Note 6)

(in thousands except per share amounts)	Three months ended March 31,
	2008	2007
	(Restated)	(Restated)
Costs, expenses and other:
Exploration expense	$ 1,021	$ 393
Depreciation and amortization	25	20
General and administrative	736	403
Asset write downs	-	5
Unrealized loss on derivative instruments	1,867	-
Interest and dividend income	(73)	(11)
Gain on sale of assets	(15)	-
Total costs, expenses and other	3,561	810
Other income -gain on the sale of marketable equity securities	1,787	2,068
Income (loss) before minority interest and income taxes	(1,774)	1,258
Income tax (expense) benefit	213	(687)
Income (loss) before minority interest	(1,561)	571
Minority interest in subsidiary	48	-
Net income (loss)	$ (1,513)	$ 571
Earnings (loss) per common share:
Basic	$(0.05)	$ 0.02
Diluted	$(0.05)	$ 0.02
Weighted average shares outstanding:
Basic	29,628	29,028
Diluted	29,628	30,228

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, as restated, see Note 6)

(in thousands of U.S. dollars)	Three months ended March 31,
	2008	2007
	(Restated)	(Restated)
Operating activities:
Net income (loss)	$ (1,513)	$ 571
Adjustments to reconcile net income (loss) to net cash used in Operating activities:
Unrealized loss on derivative instruments	1,867	-
Depreciation and amortization	25	20
Amortization of prepaid consulting contract	20	20
Stock option compensation expense	102	(164)
Asset write down	-	5
Deferred income tax expense (benefit)	(213)	687
Gain on sale of assets	(15)	-
Gain on sale of marketable equity security	(1,787)	(2,068)
Minority interest in subsidiary loss	(48)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	(102)
Accounts payable	(117)	(25)
Net cash used in operating activities	(1,764)	(1,056)
Investing activities:
Additions to mineral properties	(76)	(17)
Additions to other assets	(4)	(11)
Proceeds from sale of marketable equity securities	2,229	2,645
Proceeds from sale of assets	15	-
Other	-	26
Net cash provided by investing activities	2,164	2,643
Financing activities:
Exercise of stock options for cash	44	572
Net cash provided by financing activities	44	572
Net increase in cash and cash equivalents	444	2,159
Cash and cash equivalents, beginning of period	2,250	904
Cash and cash equivalents, end of period	$2,694	$3,063

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, as restated, See Note 6)

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


Stock compensation plans

          Solitario accounts for our stock options under the provisions of SFAS No 123R, whereby Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility based upon the daily quoted price of Solitario's common stock on the Toronto Stock Exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and pro-forma stock-based compensation expense could have been materially different from that reported.

          Solitario's outstanding options have a five year term, and vest 25% on date of grant and 25% on each anniversary date. Solitario recognizes stock option compensation expense for the change fair value of option grants over their vesting period. Solitario records stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, with 25% recognized immediately, and the remaining 75% recognized over three years on a straight line basis.

          At March 31, 2008 and December 31, 2007, the fair value of outstanding options granted under the 2006 Plan and 1994 Plan was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.978 and 1.019, respectively.

Fair Value at March 31, 2008
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07	8/14/03
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	1994 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$0.81
Options outstanding	1,560,500	7,500	100,000	502,000	110,000
Expected life	3.2 yrs	3.9 yrs	4.2 yrs	4.4 yrs	0.4 yrs
Expected volatility	46%	51%	51%	51%	46%
Risk free interest rate	1.8%	2.1%	2.1%	2.1%	1.6%
Weighted average fair value	$3.00	$2.47	$2.30	$2.55	$4.46
Portion of vesting at measurement date	68.8%	54.2%	44.8%	39.6%	100%
Fair value of outstanding vested options	$3,219,000	$10,000	$103,000	$507,000	$490,000

Fair Value at December 31, 2007
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07	8/14/03
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	1994 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$0.81
Options outstanding	1,572,500	10,000	100,000	502,000	110,000
Expected Life	3.5 yrs	4.1 yrs	4.5 yrs	4.7 yrs	0.6 yrs
Expected volatility	48%	51%	51%	56%	45%
Risk free interest rate	3.1%	3.3%	3.3%	3.5%	3.3%
Weighted average fair value	$3.21	$2.66	$2.49	$2.93	$4.59
Portion of vesting at measurement date	62.5%	48.0%	38.5%	33.3%	100%
Fair value of outstanding vested options	$3,159,000	$13,000	$96,000	$490,000	$505,000

          During the three months ended March 31, 2008, Solitario recognized $102,000 in stock option compensation expense. During the three months ended March 31, 2007, Solitario recognized a benefit of $164,000 in stock option compensation expense. There were no new options granted during the first three months of 2008.

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

(1)The intrinsic value at March 31, 2008 based upon the quoted market price of Cdn$5.36 per share for our common stock on the TSX and an exchange ratio of 0.978 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2008 and 2007.

          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,280,000 of potential common shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2008 because the effects were anti-dilutive.

The following table reconciles the number of shares in the computation of diluted earnings per share for the three months ended March 31, 2007:
	Net Income	Shares	Per share amount
Basic earnings per share	$571,000	29,028,000	$0.02
Effect of assumed exercise of options and issuance of shares (1)	-	1,200,000	-
Diluted earning per share	$571,000	30,228,000	$0.02

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

          The following table represents changes in marketable equity securities (000's).

	March 31,	March 31,
	2008	2007
Gross cash proceeds	$ ,229	$ 2,645
Cost	442	577
Gain on sale included in earnings during the period	1,787	2,068
Unrealized holding gain arising during the period included in other comprehensive income, net of tax of $1,868 and $1,264	3,139	1,978
Reclassification adjustment for net gains included in earnings during the period, net of tax of $667 and $806	(1,120)	(1,262)


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

 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:

(in thousands)	Three months ended March 31,
	2008	2007
Net income (loss)	$(1,513)	$ 571
Unrealized gain on marketable equity securities, net of related tax effects	2,019	716
Comprehensive income	$ 506	$1,287

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2008	2007
Geologic, drilling and assay	$ 368	$ 154
Field expenses	347	270
Administrative	333	195
Joint venture reimbursement	(27)	(226)
Total exploration costs	$ 1,021	$ 393

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,871,000 and $5,883,000 at March 31, 2008 and December 31, 2007.

          During the first quarter of 2008, Solitario recorded $213,000 deferred tax benefit in the statement of operations and recorded a deferred tax expense of $1,201,000 to other comprehensive income related to net unrealized gains of $3,220,000 on marketable equity securities. During the first quarter of 2007, Solitario recorded $687,000 deferred tax expense in the statement of operations and recorded a deferred tax expense of $458,000 to other comprehensive income related to unrealized gains of $1,175,000 on marketable equity securities.

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

6. Restatement

           Subsequent to filing our March 31, 2008 Quarterly Report on Form 10-Q, Solitario determined that its stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, Solitario's functional currency, in addition to the price of its common stock quoted on the TSX. Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"), which Solitario adopted on January 1, 2006, requires that Solitario's stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

           Previously Solitario had classified its stock options as equity instruments. SFAS 123R requires that the grant date fair value of stock options classified as equity instruments be amortized as stock option compensation expense, net of deferred taxes, over the requisite service or vesting period of the option through a credit to additional paid-in-capital. This restatement reflects the classification of our stock options as liabilities, which generally requires recording the estimated fair value (or portion thereof, based upon the requisite service or vesting period) as a liability as of each measurement date, with changes in the fair value recorded as stock option compensation expense, net of deferred taxes, in the period of the change. In addition upon exercise of stock options classified as liabilities, the fair value of exercised options is transferred from stock option liability to additional paid-in-capital.


          As a result, the accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
(in thousands except per share amounts)	Three months ended March 31, 2008		Three months ended March 31, 2007
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
General and administrative	$ 864	736	$ 726	$ 403
Income (loss) before income taxes	(1,854)	(1,726)	935	1,258
Income tax (expense) benefit	265	213	(562)	(687)
Net income (loss)	(1,589)	(1,513)	373	571
Earnings (loss) per common share: Basic and diluted	$(0.05)	$(0.05)	$ 0.01	$ 0.02

BALANCE SHEET INFORMATION
	As of March 31, 2008
(in thousands)	As previously reported	As restated
Long-term liabilities
Deferred taxes	$ 5,425	$ 4,564
Stock option liability	-	4,329
Stockholders' equity:
Additional paid-in-capital	31,122	31,762
Accumulated deficit	(25,656)	(29,764)
Total stockholders' equity	22,022	18,554


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          As discussed in Note 6 to the unaudited condensed consolidated financial statements, the financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been restated to reflect the classification of our stock options as liabilities. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement.

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2007, 2006 and 2005, and Management's Discussion and Analysis contained in our Annual Report on Form 10K/A for the year ended December 31, 2007. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

(c). Results of Operations

Comparison of the quarter ended March 31, 2008 to the quarter ended March 31, 2007

          We had net loss of $1,513,000 or $0.05 per basic and diluted share for the three months ended March 31, 2008 compared to income of $571,000 or $0.02 per basic and diluted share for the first three months ended March 31, 2007. As explained in more detail below, the primary reasons for the loss in the first three months of 2008 compared to the income in the first three months of 2007 were related to an unrealized loss on derivative instrument of $1,867,000 during the three months ended March 31, 2008, a reduction in the gain on sale of our Kinross stock to $1,787,000 during the three months ended March 31, 2008 compared to a gain of $2,068,000 during the same period of 2007 and an increase in our exploration expense to $1,021,000 during the three months ended March 31, 2008 compared to exploration expense of $393,000 during the three months ended March 31, 2007. In addition, our general and administrative costs increased to $736,000 during the three months ended March 31, 2008 compared to $403,000 in the same period of 2007. These items were partially mitigated by a $48,000 minority interest in our loss in Pedra Branca do Brazil Mineração, S.A., ("PBM"), an increase in our interest and dividend income to $73,000 during the three months ended


March 31, 2008 compared to $11,000 in the same period of 2007, and a gain on sale of assets of $15,000 during the three months ended March 31, 2008. Additionally as a result of an increase in our pre-tax loss during 2008 compared to 2007, including our unrealized loss on derivative instruments of $1,867,000 discussed below, we recorded an income tax benefit of $213,000 during the first quarter of 2008 compared to an income tax expense of $687,000 during the first quarter of 2007. Each of these items is discussed in more detail below.

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

          General and administrative costs were $736,000 during the first quarter of 2008 compared to $403,000 in the first quarter of 2007. General and administrative costs increased primarily related to an increase in our stock option compensation expense of $266,000, from a benefit of $164,000 during the three months ended March 31, 2007, to an expense of $102,000 during the three months ended March 31, 2008 as discussed below. During the first quarter of 2008 we recorded salary and benefits expense, excluding stock option compensation expense, of $315,000 compared to salary and benefits expense of $306,000 during the first quarter of 2007. Office and insurance expense increased to $97,000 during the first quarter of 2008 compared to $85,000 during the first quarter of 2007. Our travel and shareholder services expenses also increased to $135,000 in the first three months of 2008


compared to $104,000 in the same period of 2007. This was related to increased investor relations activities during 2008. Legal and accounting expense also increased to $82,000 during the first three months of 2008 compared to $55,000 in the first three months of 2007. These increases were partially offset by a foreign currency gain of $15,000 in the first three months of 2008 compared to a loss of $5,000 in the same period of 2007.

          We account for share-based payments under the provisions of SFAS No 123R, whereby we record the fair value of the vested portion of our stock options as a liability and record changes in the fair value as stock compensation expense in the statement of operations in the period of the change. We estimate the fair values of the options based upon a Black-Scholes option pricing model. During the three months ended March 31, 2008, our stock compensation expense increased to $102,000 compared to a credit of $164,000 in the three months ended March 31, 2007. Our stock option compensation expense changes as a result of changes in the fair value of the vested portion of our outstanding stock options. This fair value is primarily affected by increases in the vesting of outstanding options from period to period and by the effect of increases or decreases in the price of our common stock. Generally as the price of our common stock increases our stock option liability and our stock option compensation expenses increase. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

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

          We recorded deferred tax benefit of $213,000 during the first quarter of 2008 compared to deferred tax expense of $687,000 during the first quarter of 2007. The tax benefit was primarily related to the increase in pre-tax loss in 2008, which included (i) our unrealized loss on derivative instruments of $1,867,000 in the first three months of 2008 compared to no unrealized loss on derivative instruments in the same period of 2007 and (ii) stock compensation expense of $102,000 in the first quarter of 2008 compared to the credit to stock compensation expense of $164,000 in the first quarter of 2007. The pre-tax loss however was not impacted by the increase in exploration expense in the first three months of 2008 compared to the same period of 2007 because we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. These increased pre-tax losses in the first three months of 2008 compared to 2007 were partially mitigated by a reduction in our taxable gain on the sale of Kinross stock during the first three months of 2008 compared to the same period of 2007, which is essentially equal to the gross sales proceeds on the sale of Kinross stock as we have no tax basis in our holdings of Kinross. We do not currently anticipate having any currently payable income taxes as of March 31, 2008 due to the use of previously generated net operating loss carryforwards. These net operating losses are on United States activities which are expected to be available to offset future taxable income related to our future sales of Kinross common stock. We anticipate we


will continue to provide a valuation allowance for our foreign net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating loss tax assets in the future.

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


Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first quarter of 2008, holders exercised options from the 2006 Plan for 14,500 shares for proceeds of $44,000 at exercise prices of Cdn$2.77 for an option for 12,000 shares and Cdn$4.38 for an option for 2,500 shares. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of March 31, 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q/A under the title "Stock compensation plans."

          All of our options from both the 1994 Plan and the 2006 Plan are significantly "in the money" as of March 31, 2008. We anticipate that 110,000 options will be exercised in 2008 as those options expire in 2008. Of our outstanding options, 110,000 options from the 2004 Plan expire on August 14, 2008, and 1,560,500 options from the 2006 Plan expire on June 27, 2011.

          The stock option liabilities of $4,329,000 and $4,263,000, respectively, as of March 31, 2008 and December 31, 2007 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

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

          We currently have deferred tax liabilities recorded in the amount of $6,871,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares.


(g). Joint Ventures, Royalty and the Strategic Alliance Properties

a

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K/A for the year ended December 31, 2007. Votorantim is planning additional drilling at Bongara during the second and third quarters of 2008.

Pachuca Real

          On September 25, 2006 we signed a definitive venture agreement (the "Venture Agreement") with Newmont de Mexico, S.A. de C.V. ("Newmont"), a wholly owned subsidiary of Newmont Mining Corporation, on our Pachuca Real silver-gold project in central Mexico. Newmont can earn up to a 51% interest in the project by completing a firm work commitment of $2.0 million over the first 18 months of the agreement that was subsequently extended to May 1, 2008, with total work commitments over 4.5 years from the date of the Venture Agreement of $12.0 million. Newmont will have the right to earn up to a 65% interest by completing a feasibility study and an additional 5%, to a total of 70%, if we elect to have Newmont fund our portion of construction costs plus interest. See the discussion of the Venture Agreement in our Annual Report on Form 10-K/A for the year ended December 31, 2007. Newmont will be conducting a 5,000 meter drilling program and mapping and sampling at Pachuca during the second quarter of 2008.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn up to 60% by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. Anglo Platinum is not required to make any future funding of exploration expenditures. Future cash contributions by Anglo Platinum will be recorded as additions to additional paid-in-capital. See the discussion of the Shareholders Agreement in our Annual Report on Form 10-K/A for the year ended December 31, 2007. We recorded a minority interest in PBM of $340,000 and $388,000, respectively as of March 31, 2008 and December 31, 2007 equal to Anglo Platinum's 15% interest in the book value of PBM. During the three months ended March 31, 2008 we recorded $48,000 for Anglo Platinum's minority interest in the loss of PBM. Solitario receives a 5% management fee based upon total expenditures. During the first quarter 2008 we recorded $16,000 of management fees included as joint venture reimbursements discussed above under exploration expense in "Results of Operations." During the three months ended March 31, 2008, we increased our land position at Pedra Branca to 178,514 hectares from 45,365 hectares. We believe this new land area has the potential to host Platinum and Palladium mineralization and nickel mineralization. During 2008 we have budgeted approximately $1.5 million for exploration that will focus on regional reconnaissance exploration on our new property position and approximately 2,000 meters of drilling offsetting areas of new mineralization discovered in 2007. We will also be completing surface work including mapping and sampling of the newly acquired mineral rights during 2008 at Pedra Branca. Anglo Platinum will fund all 2008 exploration work.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K/A for the year ended December 31, 2007. As of March 31, 2008, we have spent approximately $1,948,000 of this commitment. We are planning additional work on our newly-acquired Alliance properties, Cajatambo, Chonta and Excelsior, discussed below during the remainder of 2008.

Yanacocha Royalty Property

          The Yanacocha royalty property consists of a royalty interest in 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. In January 2005, we signed an Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont Peru") that provides us with a sliding scale royalty of between 2% and 5%, less any royalty imposed by the Government of Peru. As part of the agreement, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight


years. See the discussion of the Yanacocha royalty agreement in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

(j). Critical Accounting Estimates

Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the three months ended March 31, 2008, we have adopted the following accounting policy:

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


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

          (3)     Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2008 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $671,000, net of deferred taxes of $236,000 and increase our net loss in the statement of operations by $435,000. We have also estimated that as of March 31, 2008 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $656,000, net of deferred taxes of $231,000 and would decrease our net loss in the statement of operations by $425,000.

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

          We have no other material interest rate risks at March 31, 2008, as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our stock option liability at March 31, 2008.


(c.)     Exchange Rate Risks

          Solitario's stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2008 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $433,000, net of deferred taxes of $153,000 and increase our net loss in the statement of operations by $280,000. We have also estimated that as of March 31, 2008 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability by $433,000, net of deferred taxes of $153,000 and would decrease our net loss in the statement of operations by $280,000.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures was not effective as of March 31, 2008 due to a material weakness in our internal control over financial reporting, which we consider to be an integral part of our disclosure controls and procedures, as discussed below. However, subsequent to March 31, 2008 we made changes to disclosure controls and procedures as discussed below. Within the quarter ended March 31, 2008, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting - As of the end of the period covered by this report, an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on their evaluation, our principal executive officer and principal financial officer have concluded that there was a material weakness in our internal control over financial reporting that caused our system of internal control over financial reporting to not be effective as of March 31, 2008 as discussed below. However, subsequent to March 31, 2008 we made changes to our internal control over financial reporting as discussed below. Within the quarter ended March 31, 2008, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Reported material weaknesses and corrective actions - The restatement discussed in Note 6 to the condensed consolidated financial statements in this report was the result of a material weakness in our disclosure controls and procedures and our internal control over financial reporting. This weakness was the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United States of America ("GAAP") in our financial statements and disclosures. This weakness resulted in the classification of our stock options as equity instruments rather than as liabilities for accounting purposes. Please see Note 6 to the condensed consolidated financial statements for a detailed discussion of these items.

          We have taken measures to cure this weakness, which include implementing, as part of our policies and procedures, a requirement that management document in writing, at least quarterly, the impact of new and existing GAAP to our financial statements and disclosures. Additionally, this work will be reported to and reviewed by our Audit Committee. We believe this additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee has adequately addressed and eliminated the material weakness in our disclosure controls and procedures and our internal control over financial reporting and that with the implementation of these corrective actions our disclosure controls and procedures are now effective.

Item 4T. Controls and Procedures

Not Applicable


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first quarter of 2008, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

February 26, 2009 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer