Form 10-Q/A
period 2008-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-03-02
CIK 917225

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


EXPLANATORY NOTE

          This Amendment to the Quarterly Report on Form 10-Q of Solitario Exploration & Royalty Corp ("Solitario or the Company") for the three and six months ended June 30, 2008, originally filed on August 6, 2008 (the "Amendment") is being filed for the purposes of restating the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2008 as discussed in Note 6 to the consolidated financial statements.

          Subsequent to filing of our June 30, 2008 Quarterly Report Form 10-Q, we determined that our stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of our common stock quoted on the Toronto Stock Exchange. Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"), which we adopted on January 1, 2006, requires that our stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

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

          This Amendment does not reflect events that have occurred after August 6, 2008, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events is set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited as restated, see Note 6)

(in thousands of U.S. dollars,	June 30,	December 31,
except per share amounts)	2008	2007
	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,857	$2,250
Joint venture receivable	28	4
Investments in marketable equity securities, at fair value	7,083	5,520
Prepaid expenses and other	1,180	198
Total current assets	10,148	7,972
Mineral properties, net	2,774	2,704
Investments in marketable equity securities, at fair value	21,516	19,506
Other assets	251	248
Total assets	$34,689	$30,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 152	$ 195
Deferred income taxes	2,487	1,515
Derivative instrument fair value	1,918	-
Other	17	17
Total current liabilities	4,574	1,727
Derivative instrument fair value	2,515	1,702
Deferred income taxes	4,622	4,368
Stock option liability	3,999	4,263
Other	6	14
Commitments and contingencies
Minority Interest	392	388
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000shares (none issued and outstanding June 30, 2008 and December 31, 2007)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,693,992 and 29,619,492 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	297	296
Additional paid-in capital	32,579	31,682
Accumulated deficit	(31,173)	(28,251)
Accumulated other comprehensive income	16,878	14,241
Total stockholders' equity	18,581	17,968
Total liabilities and stockholders' equity	$34,689	$ 30,430

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, as restated, see Note 6)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Costs, expenses and other:
Exploration expense	$ 1,026	$ 659	$ 2,047	$ 1,052
Depreciation and amortization	25	16	50	36
General and administrative	487	1,241	1,223	1,644
Unrealized loss on derivative instruments	864	-	2,731	-
Property abandonment and impairment	-	-	-	5
Interest and dividend income	(10)	(23)	(83)	(34)
Gain on sale of assets	(17)	-	(32)	-
Total costs, expenses and other	2,375	1,893	5,936	2,703
Other income -gain on the sale of marketable equity securities	796	-	2,583	2,068
Loss before minority interest and income taxes	(1,579)	(1,893)	(3,353)	(635)
Income tax (expense) benefit	130	401	342	(286)
Loss before minority interest	(1,449)	(1,492)	(3,011)	(921)
Minority interest in subsidiary	40	-	88	-
Net loss	$(1,409)	$(1,492)	$(2,923)	$ (921)
Basic and diluted loss per common share:	$(0.05)	$(0.05)	$(0.10)	$(0.03)
Basic and diluted weighted average shares outstanding:	29,642	29,607	29,635	29,319

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, as restated, see Note 6)

(in thousands of U.S. dollars)	Six months ended June 30,
	2008	2007
	(Restated)	(Restated)
Operating activities:
Net loss	$ (2,923)	$ (921)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on derivative instruments	2,731	-
Depreciation and amortization	50	36
Amortization of prepaid consulting contract	40	40
Loss on equity method investment	30	-
Stock option compensation expense	17	618
Asset write down	-	5
Minority interest in subsidiary loss	(88)	-
Gain on sale of other assets	(32)	-
Gain on sale of marketable equity security	(2,583)	(2,068)
Deferred income tax expense (benefit)	(342)	286
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61)	(326)
Accounts payable and other	(50)	69
Net cash used in operating activities	(3,211)	(2,261)
Investing activities:
Additions to mineral properties	(100)	(34)
Additions to other assets	(53)	(25)
Proceeds from sale of other assets	32	-
Proceeds from sale of marketable equity securities	2,229	2,645
Other	-	26
Net cash provided by investing activities	2,108	2,612
Financing activities:
Minority shareholder equity contribution	618	-
Exercise of stock options for cash	92	572
Net cash provided by financing activities	710	572
Net increase (decrease) in cash and cash equivalents	(393)	923
Cash and cash equivalents, beginning of period	2,250	904
Cash and cash equivalents, end of period	$1,857	$1,827
Supplemental disclosure of non-cash transactions:
Increase in current assets from the sale of marketable equity securities	$986	-

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

          At June 30, 2008 and December 31, 2007, Solitario determined the fair value of our outstanding options granted under the 2006 Plan and 1994 Plan utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.990 and 1.019, respectively.

Fair Value at June 30, 2008
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07	8/14/03
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	1994 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$0.81
Options outstanding	1,560,500	7,500	100,000	502,000	50,000
Expected Life	3.0 yrs	3.6 yrs	4.0 yrs	4.2 yrs	0.1 yrs
Risk free interest rate	2.9%	3.1%	3.1%	3.1%	2.4%
Expected volatility	45%	48%	48%	48%	46%
Weighted average fair value	$2.71	$2.15	$1.98	$2.23	$4.15
Portion of vesting at measurement date	75.0%	60.4%	51.0%	45.8%	100%
Fair value of outstanding vested options	$3,167,000	$10,000	$101,000	$513,000	$208,000

Fair Value at December 31, 2007
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07	8/14/03
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	1994 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$0.81
Options outstanding	1,572,500	10,000	100,000	502,000	110,000
Expected Life	3.5 yrs	4.1 yrs	4.5 yrs	4.7 yrs	0.6 yrs
Risk free interest rate	3.1%	3.3%	3.3%	3.5%	3.3%
Expected volatility	48%	51%	51%	56%	45%
Weighted average fair value	$3.21	$2.66	$2.49	$2.93	$4.59
Portion of vesting at measurement date	62.5%	48.0%	38.5%	33.3%	100%
Fair value of outstanding vested options	$3,159,000	$13,000	$96,000	$490,000	$505,000

          During the three months ended June 30, 2008, Solitario recognized a benefit of $85,000 in stock option compensation expense, while during the three months ended June 30, 2007, Solitario recognized $782,000 in stock option compensation expense. During the six months ended June 30, 2008 and 2007, Solitario recognized $17,000 and $618,000 in stock option compensation expense, respectively. There were no new options granted during the first six months of 2008.

          Options for 14,500 shares from the 2006 Plan were exercised during the six months ended June 30, 2008 for proceeds of $44,000. The intrinsic value of the shares issued during the first six months of 2008 on the date of exercise of options from the 2006 Plan was $35,000. Options for 17,500 shares from the 2006 Plan were exercised during the six months ended June 30, 2007.


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

(1)The intrinsic value at June 30, 2008 based upon the quoted market price of Cdn$5.00 per share for our common stock on the TSX and an exchange ratio of 0.98998 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2008 and 2007.

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


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

1

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

 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss as reported	$(1,409)	$(1,492)	$(2,923)	$(921)
Unrealized (loss) gain on marketable equity securities, net of related tax effects	618	(1,979)	2,638	(1,263)
Comprehensive loss	$ (791)	$(3,471)	$ (285)	$(2,184)

3.       Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Geologic, drilling and assay	$266	$469	$634	$623
Field expenses	391	312	737	582
Administrative	381	239	714	434
Joint venture payments (see below)	(12)	(361)	(38)	(587)
Total exploration costs	$1,026	$ 659	$2,047	$1,052

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


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

          Primarily as a result of the recognition of gain on Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $7,109,000 and $5,883,000, respectively, at June 30, 2008 and December 31, 2007.

          During the three and six months ended June 30, 2008, Solitario recorded a deferred tax benefit of $130,000 and $342,000, respectively, in the statement of operations. Solitario recorded deferred tax expense during the three and nine months ended June 30, 2008 of $665,000 and $2,532,000, respectively, to other comprehensive income related to unrealized gains of $1,782,000 and $6,789,000, respectively, on marketable equity securities. Also during the three and six months ended June 30, 2008, Solitario reclassified $297,000 and $963,000, respectively, of deferred taxes from other comprehensive income related to the realized gain on sale of $796,000 and $2,583,000, respectively upon the sale of Kinross common stock, discussed above. During the three and six months ended June 30, 2007, Solitario recorded a deferred tax benefit of $401,000 and deferred tax expense of $286,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three months ended June 30, 2007 of $1,266,000 to other comprehensive income related to unrealized loses of $3,245,000 on marketable equity securities and recorded a deferred tax benefit during the six months ended June 30, 2007 of $1,000 related to unrealized losses of $3,000 on marketable equity securities. Also during the six months ended June 30, 2007, Solitario reclassified $807,000 of deferred taxes from other comprehensive income related to the realized gain on sale of $2,068,000 upon sale of Kinross common stock, discussed above.

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

6. Restatement

          Subsequent to filing of our June 30, 2008 Quarterly Report Form 10-Q, Solitario determined that our stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of its common stock quoted on the TSX. Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"), which Solitario adopted on January 1, 2006, requires that Solitario's stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

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


          As a result, the accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

STATEMENT OF OPERATIONS INFORMATION
(in thousands except per share amounts)	Three months ended June 30, 2008		Three months ended June 30, 2007
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
General and administrative	$ 801	$ 487	$ 672	$ 1,241
Loss before income taxes	(1,853)	(1,539)	(1,324)	(1,893)
Income tax (expense) benefit	252	130	225	401
Net loss	(1,601)	(1,409)	(1,099)	(1,492)
Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.04)	$(0.05)

	Six months ended June 30, 2008		Six months ended June 30, 2007
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
General and administrative	$ 1,665	$ 1,223	$ 1,398	$ 1,644
Loss before income taxes	(3,707)	(3,265)	(389)	(635)
Income tax (expense) benefit	517	342	(337)	(286)
Net loss	(3,190)	(2,923)	(726)	(921)
Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.02)	$(0.03)

BALANCE SHEET INFORMATION
	As of June 30, 2008
(in thousands)	As previously reported	As restated
Long-term liabilities
Deferred taxes	$ 5,269	$ 4,622
Stock option liability	-	3,999
Stockholders' equity:
Additional paid-in-capital	32,015	32,579
Accumulated deficit	(27,257)	(31,173)
Total stockholders' equity	21,933	18,581


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          As discussed in Note 6 to the unaudited condensed consolidated financial statements, the financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been restated to reflect the classification of our stock options as liabilities. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement.

          The following discussion should be read in conjunction with the consolidated financial statements of Solitario for the years ended December 31, 2007, 2006 and 2005, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K/A for the year ended December 31, 2007. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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


(c). Results of Operations

Comparison of the quarter ended June 30, 2008 to the quarter ended June 30, 2007

          We had a net loss of $1,409,000 or $0.05 per basic and diluted share for the three months ended June 30, 2008 compared to a loss of $1,492,000 or $0.05 per basic and diluted share for the three months ended June 30, 2007. As explained in more detail below, the primary reason for the decrease in the net loss for the three months ended June 30, 2008 compared to the loss in the same period of 2007 was related to a decrease in our general and administrative expense to $487,000 during the three months ended June 30, 2008 compared to $1,241,000 in the three months ended June 30, 2007, partially offset by an increase in our exploration expense to $1,026,000 in the three months ended June 30, 2008 compared to $659,000 in the three months ended June 30, 2007. In addition we recorded a loss on derivative instrument related to our Kinross Collar of $864,000 during the three months ended June 30, 2008, and there was no similar item in the three months ended June 30, 2007. These increased costs were partially offset by a gain of $796,000 from the sale of share of Kinross during the three months ended June 30, 2008 and there were no similar sales during the three months ended June 30, 2007 and, as a result of the losses incurred during the three months ended June 30, 2008 and 2007, we recorded an income tax benefit of $130,000 in the second quarter of 2008 compared to an income tax benefit of $401,000 during the second quarter of 2007. Each of these items is discussed in more detail below.

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


          General and administrative costs were $487,000 during the second quarter of 2008 compared to $1,241,000 in the second quarter of 2007. General and administrative costs decreased primarily due to a decrease in stock option compensation expense as a result of recording a benefit of $85,000 in the second quarter of 2008 compared to expense of $782,000 in the second quarter of 2007, partially offset by an increase in salary expense to $204,000 in the second quarter of 2008 compared to $154,000 in the second quarter of 2007, and an increase in accounting and legal costs to $71,000 in the second quarter of 2008 compared to $31,000 during the second quarter of 2007. The remaining general and administrative costs were comparable between the second quarter of 2008 and the second quarter of 2007.

          We account for share-based payments under the provisions of SFAS No 123R, whereby we record the fair value of the vested portion of our stock options as a liability and record changes in the fair value as stock compensation expense in the statement of operations in the period of the change. We estimate the fair values of the options based upon a Black-Scholes option pricing model. During the three months ended June 30, 2008, our stock compensation expense was a benefit of $85,000, compared to expense of $782,000 in the three months ended June 30, 2007. Our stock option compensation expense changes as a result of changes in the fair value of the vested portion of our outstanding stock options. This fair value is primarily affected by increases in the vesting of outstanding options from period to period and by the effect of increases or decreases in the price of our common stock. Generally as the price of our common stock increases our stock option liability and our stock option compensation expenses increase. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

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

          We recorded a deferred tax benefit of $130,000 during the second quarter of 2008 compared to a deferred tax benefit of $401,000 during the second quarter of 2007. The tax benefit was primarily related to our net loss, less a valuation allowance we provide for our foreign net operating losses, which our primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We do not currently anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. These net operating losses on United States activities are expected to be available to offset a portion of future taxable income related to our future sales of Kinross common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to


those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

          We had a loss of $2,923,000 or $0.10 per share for the six months ended June 30, 2008 compared to a loss of $921,000 or $0.03 per share for the six months ended June 30, 2007. The primary reason for the increase in the loss in the six months ended June 30, 2008 from the loss in the same period of 2007 was the recording of a loss on derivative instrument related to our Kinross Collar, discussed above of $2,731,000 during the first half of 2008, and there was no similar item in 2007. In addition our exploration expense increased to $2,047,000 in the first half of 2008 compared to $1,052,000 as a result of consolidating all Pedra Branca exploration costs in 2008, which were netted against joint venture payments in 2007 as well as an increase in reconnaissance exploration activities in 2008 compared to 2007. Our general and administrative costs decreased to $1,223,000 in the first half of 2008 compared to $1,644,000 in the first half of 2007 primarily as a result of a significant decrease in our stock option compensation expense. These cost increases were partially offset by an increase in the gain on sale of marketable equity securities of $2,583,000 on the sale of 142,920 shares of Kinross common stock in the first half of 2008 compared to the gain on sale of marketable equity securities of $2,068,000 on the sale of 200,000 shares of Kinross common stock in the first half of 2007 and an income tax benefit of $342,000 recorded in the first half of 2008 compared to an income tax expense of $286,000 recorded in the first half of 2007. Each of these items is discussed in more detail below.

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

          Excluding the $17,000 and $618,000, respectively, of stock-option compensation expense during the first half of 2008 and 2007, discussed below, other general and administrative costs were $1,205,000 during the first six months of 2008 compared to $1,026,000 in the same period of 2007. Salary and benefits expense increased to $601,000 in the first six months of 2008 compared to $508,000 in the first six months of 2007. Office and insurance expense increased to $160,000 in the first six months of 2008 compared to $135,000 in the first six months of 2007. Legal and accounting costs increased to $152,000 in the first six months of 2008 compared to $87,000 in the first six months of 2007. Our travel and shareholder services expenses also increased to $257,000 in the first six months of 2008 compared to $217,000 in the same period of 2007. Partially mitigating these increased costs were reductions for employment agency fees which were $30,000 in 2007, and there was no similar expense in 2008 and an increase in currency gain to $24,000 during in the first six months of 2008 compared to a currency gain of $17,000 in the first six months of 2007.

          We account for share-based payments under the provisions of SFAS No 123R, whereby we record the fair value of the vested portion of our stock options as a liability and record changes in the fair value as stock compensation expense in the statement of operations in the period of the change. We estimate the fair values of the options based upon a Black-Scholes option pricing model. During the six months ended June 30, 2008, our stock compensation expense decreased to $17,000 compared to $618,000 in the six months ended June 30, 2007. Our stock option compensation expense changes as a result of changes in the fair value of the vested portion of our outstanding stock options. This fair value is primarily affected by increases in the vesting of outstanding options from period to period and by the effect of increases or decreases in the price of our common stock. Generally as the price of our common stock increases our stock option liability and our stock option compensation expenses increase. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

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


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

          We recorded a deferred tax benefit of $342,000 during the first six months of 2008 compared to deferred tax expense of $286,000 during the same period of 2007 related to the expected benefit of the currently generated net operating losses on United States activities. The deferred tax expense in 2007 primarily related to the gain on sale of Kinross common stock, discussed above, less United States costs, which were primarily general and administrative costs, discussed above. Because we provide a valuation allowance for our foreign net operating losses, which our primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil, not all of our recorded exploration expenditures are available to offset gains associated with the sale of our Kinross common stock and accordingly, we recorded a deferred tax expense in the first six months of 2007. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

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


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

          All of our options from both the 1994 Plan and the 2006 Plan are significantly "in the money" as of June 30, 2008. Subsequent to June 30, 2008, the remaining options for 50,000 shares from the 1994 Plan were exercised for proceeds of $40,000. We do not anticipate any significant additional exercises of options from the 2006 plan during the remainder of 2008. Of our outstanding options, 1,560,500 options from the 2006 Plan expire on June 27, 2011.

          The stock option liabilities of $3,999,000 and $4,263,000, respectively, as of June 30, 2008 and December 31, 2007 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

(e). Cash Flows

          Net cash used in operations during the six months ended June 30, 2008 increased to $3,211,000 compared to $2,261,000 for the six months ended June 30, 2007 primarily as a result of increased general and administrative expenses and increased gross exploration expense, which were offset in 2007 by joint venture reimbursement of $587,000 in the six months ended June 30, 2007. In addition, we had a net reduction in our accounts payable of $50,000 in the six months ended June 30, 2008 compared to a net increase in accounts payable of $69,000 in the six months ended June 30, 2007. These increases in the use of cash were partially mitigated by a smaller increase in our prepaid expenses and other current assets to $61,000 during the six months ended June 30, 2008, compared to an increase of $326,000 during the six months ended June 30, 2007, primarily related to an increase in billings to Anglo Platinum for Pedra Branca expenditures in 2007, which had not been paid as of June 30, 2007.

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


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

          We currently have deferred tax liabilities recorded in the amount of $7,109,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares. We have recorded liability of $4,433,000 for the fair value of the Kinross Collar, of which $1,918,000 is a current liability as of June 30, 2008.

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


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


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


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


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

(m) Forward looking statements

          This Form 10-Q/A contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2007 Annual Report on Form 10-K/A and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

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

          (3)     Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock

          We have estimated, using a Black-Scholes option pricing model that as of June 30, 2008 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $660,000, net of deferred taxes of $230,000 and increase our net loss in the statement of operations by $430,000. We have also estimated that as of June 30, 2008 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $642,000, net of deferred taxes of $224,000 and would decrease our net loss in the statement of operations by $417,000.

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

          We have no other material interest rate risks at June 30, 2008, as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our stock option liability at June 30, 2008.

(c.) Exchange Rate Risks

          Solitario's stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of June 30, 2008 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $400,000, net of deferred taxes of $140,000 and increase our net loss in the statement of operations by $260,000. We have also estimated that as of June 30, 2008 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability by $400,000, net of deferred taxes of $140,000 and would decrease our net loss in the statement of operations by $260,000.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures was not effective as of June 30, 2008 due to a material weakness in our internal control over financial reporting, which we consider to be an integral part of our disclosure controls and procedures, as discussed below. However, subsequent to June 30, 2008 we made changes to disclosure controls and procedures as discussed below. Within the quarter ended June 30, 2008, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting - As of the end of the period covered by this report, an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control -


Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on their evaluation, our principal executive officer and principal financial officer have concluded that there was a material weakness in our internal control over financial reporting that caused our system of internal control over financial reporting to not be effective as of June 30, 2008 as discussed below. However, subsequent to June 30, 2008 we made changes to our internal control over financial reporting as discussed below. Within the quarter ended June 30, 2008, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

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