Form 10-Q/A
period 2008-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-03-02
CIK 917225

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


EXPLANATORY NOTE

          This Amendment to the Quarterly Report on Form 10-Q of Solitario Exploration & Royalty Corp ("Solitario or the Company") for the three and nine months ended September 30, 2008, originally filed on November 6, 2008 (the "Amendment") is being filed for the purposes of restating the Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2008 as discussed in Note 7 to the consolidated financial statements.

           Subsequent to filing of our September 30, 2008 Quarterly Report Form 10-Q, we determined that our stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of our common stock quoted on the Toronto Stock Exchange. Statement of Financial Accounting Standards No. 123R "Share Based Payment ("SFAS 123R"), which we adopted on January 1, 2006, requires that our stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

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

          Accordingly, this Amendment reflects the adjustments to our previously issued unaudited condensed consolidated financial statements discussed in more detail in Note 7 to the unaudited condensed consolidated financial statements.

          We have also made appropriate changes in this Amendment to the Notes to our unaudited condensed consolidated financial statements, including Note 7, detailing the effect of the restatement and to Item 2, Management's Discussion and Analysis of this 10-Q/A. This Amendment contains related disclosure identifying the restatement as a material weakness in Item 4 of this 10-Q/A. This Amendment does not affect our previously disclosed cash, assets, working capital or cash flows. Our stock option liabilities are classified as long-term as none of our stock options provide for cash settlement.

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

          This Amendment does not reflect events that have occurred after November 6, 2008, the date the Quarterly Report on Form 10-Q was originally filed. Information with respect to those events is set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated, see Note 7)

(in thousands of U.S. dollars,	September 30,	December 31,
except per share amounts)	2008	2007
	(Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,088	$2,250
Joint venture receivable	56	4
Investments in marketable equity securities, at fair value	4,836	5,520
Derivative instrument fair value	110	-
Prepaid expenses and other	284	198
Total current assets	8,374	7,972

Mineral properties, net	2,779	2,704
Investments in marketable equity securities, at fair value	13,885	19,506
Derivative instrument fair value	154	-
Other assets	232	248
Total assets	$25,424	$30,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 123	$ 195
Deferred income taxes	1,663	1,515
Other	17	17
Total current liabilities	1,803	1,727

Derivative instrument fair value	-	1,702
Deferred income taxes	4,191	4,368
Stock option liability	2,426	4,263
Other	1	14
Commitments and contingencies
Minority interest	416	388
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2008 and December 31, 2007)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,750,242 and 29,619,492 shares issued and outstanding at September 30, 2008 and December 31, 2007)	298	296
Additional paid-in capital	33,446	31,682
Accumulated deficit	(27,980)	(28,251)
Accumulated other comprehensive income	10,823	14,241
Total stockholders' equity	16,587	17,968
Total liabilities and stockholders' equity	$25,424	$30,430

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, as restated, see Note 7)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Property and joint venture revenue
Joint venture property payments	$ 200	$ 100	$ 200	$ 100
Costs, expenses and other:
Exploration expense	1,265	846	3,312	1,898
Depreciation and amortization	25	21	75	57
General and administrative	(792)	1,191	431	2,835
Unrealized gain on derivative instruments	(4,697)	-	(1,966)	-
Property abandonment and impairment	-	5	-	10
Interest and dividend income	(63)	(22)	(146)	(56)
Gain on sale of assets	-	-	(32)	-
Total costs (benefit), expenses and other	(4,262)	2,041	1,674	4,744
Gain on sale of marketable equity securities	993	889	3,576	2,957
Income (loss) before minority interest and income taxes	5,455	(1,052)	2,102	(1,687)
Income tax expense	(2,347)	(83)	(2,004)	(369)
Income (loss) before minority interest	3,108	(1,135)	98	(2,056)
Minority interest in subsidiary	85	-	173	-
Net income (loss)	$3,193	$(1,135)	$ 271	$(2,056)
Income (loss) per common share:
Basic	$ 0.11	$(0.04)	$0.01	$(0.07)
Diluted	$0.11	$(0.04)	$0.01	$(0.07)
Weighted average number of shares outstanding:
Basic	29,744	29,607	29,672	29,416
Diluted	30,049	29,607	30,110	29,416

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, as restated, see Note 7)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2008	2007
	(Restated)	(Restated)
Operating activities:
Net income (loss)	$ 271	$ (2,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(1,966)	-
Depreciation and amortization	75	57
Amortization of prepaid consulting contract	53	60
Loss on equity method investment	30	-
Stock option compensation expense	(1,360)	1,339
Deferred income taxes	2,004	369
Asset write down	-	10
Minority interest in subsidiary loss	(173)	-
Gain on sale of other assets	(32)	-
Gain on sale of marketable equity securities	(3,576)	(2,957)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(191)	57
Accounts payable and other	(86)	(97)
Net cash used in operating activities	(4,951)	(3,218)
Investing activities:
Additions to mineral properties	(105)	(34)
Additions to other assets	(59)	(168)
Proceeds from sale of other assets	32	-
Proceeds from sale of marketable equity securities	4,430	3,977
Other	-	26
Net cash provided by investing activities	4,298	3,801
Financing activities:
Minority shareholder equity contribution	1,342	-
Exercise of stock options for cash	149	572
Net cash provided by financing activities	1,491	572
Net increase in cash and cash equivalents	838	1,155
Cash and cash equivalents, beginning of period	2,250	904
Cash and cash equivalents, end of period	$3,088	$2,059

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, as restated, see Note 7)

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

          At September 30, 2008 and December 31, 2007, Solitario determined the fair value of our outstanding options granted under the 2006 Plan and 1994 Plan utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.964 and 1.019, respectively.

Fair Value at September 30, 2008
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53
Options outstanding	1,554,250	7,500	100,000	502,000
Expected Life	2.8 yrs	3.4 yrs	3.7 yrs	3.9 yrs
Risk free interest rate	2.3%	2.3%	2.6%	2.6%
Expected volatility	46%	49%	49%	49%
Weighted average fair value	$1.60	$1.20	$1.11	$1.29
Portion of vesting at measurement date	81.3%	66.7%	57.3%	52.1%
Fair value of outstanding vested options	$2,019,000	$6,000	$63,000	$338,000


Fair Value at December 31, 2007
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07	8/14/03
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	1994 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$0.81
Options outstanding	1,572,500	10,000	100,000	502,000	110,000
Expected Life	3.5 yrs	4.1 yrs	4.5 yrs	4.7 yrs	0.6 yrs
Risk free interest rate	3.1%	3.3%	3.3%	3.5%	3.3%
Expected volatility	48%	51%	51%	56%	45%
Weighted average fair value	$3.21	$2.66	$2.49	$2.93	$4.59
Portion of vesting at measurement date	62.5%	48.0%	38.5%	33.3%	100%
Fair value of outstanding vested options	$3,159,000	$13,000	$96,000	$490,000	$505,000

          During the three and nine months ended September 30, 2008, Solitario recognized benefits of $1,377,000 and $1,360,000 in stock option compensation expense, while during the three and nine months ended September 30, 2007, Solitario recognized $721,000 and $1,339,000 in stock option compensation expense, respectively. There were no new options granted during the first nine months of 2008.

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

          The following table summarizes the activity for stock options outstanding under the 1994 and 2006 Plans as of September 30, 2008, with exercise prices equal to the fair market value, as defined, on the date of grant and no restrictions on exercisability after vesting:

	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining years for contractual term	Aggregate intrinsic value(1)
1994 Plan:
Outstanding, beginning of year	110,000	$0.81
Exercised	(110,000)	$0.81
Outstanding at September 30, 2008	0		0.0	$ 0
Exercisable at September 30, 2008	0		0.0	$ 0
2006 Plan
Outstanding, beginning of year	2,184,500	$3.29
Granted	-	n/a
Forfeited	-	n/a
Exercised	(20,750)	$2.96
Outstanding at September 30, 2008	2,163,750	$3.29	3.06	$1,063,000
Exercisable at September 30, 2008	1,461,500	$3.16	2.98	$901,000

(1)The intrinsic value at September 30, 2008 based upon the quoted market price of Cdn$3.80 per share for our common stock on the TSX and an exchange ratio of 0.96360 Canadian dollars per United States dollar.

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

          Diluted income per share during the three months and nine months ended September 30, 2008 is based upon the weighted average number of shares of common stock, which has been increased for the dilutive effects of the assumed exercise of 1,554,250 and 2,167,500, respectively, of options for the three and nine months ended September 30, 2008 with weighted average exercise prices that were below the weighted average market price during the three and nine months ending September 30, 2008 of Cdn$4.05 and Cdn$5.01, respectively, utilizing the treasury stock method.

	Three months ended September 30, 2008			Nine months ended September 30, 2008
(In thousands)	Net income	shares	Per share	Net income	Shares	Per share
Basic earnings per share	$3,193	29,744	$0.11	$271	29,672	$0.01
Effect of assumed exercise of options and issuance of shares (1)		305			438
Diluted earning per share	$3,193	30,049	$0.11	$271	30,110	$0.01

(1) Solitario utilizes the "Treasury Stock Method," whereby proceeds from the assumed exercise of options are assumed to be used to acquire shares at the weighted average market price during the period.

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


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

2.       Comprehensive (loss) income

   The following represents comprehensive (loss) income and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss) as reported	$ 3,193	$(1,135)	$ 271	$(2,056)
Unrealized net (loss) gain on marketable equity securities, net of related tax effects	(6,055)	2,850	(3,418)	1,587
Comprehensive (loss) income	$(2,862)	$ 1,715	$(3,147)	$ (469)

3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Geologic, drilling and assay	$510	$585	$1,144	$1,208
Field expenses	378	353	1,115	935
Administrative	405	364	1,119	798
Joint venture payments (see below)	(28)	(456)	(66)	(1,043)
Total exploration costs	$1,265	$846	$3,312	$1,898

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $5,854,000 and $5,883,000, respectively, at September 30, 2008 and December 31, 2007.

          During the three and nine months ended September 30, 2008, Solitario recorded deferred tax expense of $2,347,000 and $2,004,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three and nine months ended September 30, 2008 of $3,232,000 and $699,000, respectively, to other comprehensive income related to unrealized losses of $8,664,000 and $1,875,000, respectively, on marketable equity securities. Also during the three and nine months ended September 30, 2008, Solitario reclassified $370,000 and $1,334,000, respectively, of deferred taxes from other comprehensive income related to the realized gain on sale of $993,000 and $3,576,000, respectively upon the sale of Kinross common stock, discussed above. During the three and nine months ended September 30, 2007, Solitario recorded a deferred tax expense of $83,000 and $369,000 respectively, in the statement of operations. Solitario recorded a deferred tax expense during the three months ended September 30, 2007 of $1,587,000 to other comprehensive income related to unrealized gains of $5,030,000 on marketable equity securities and recorded a deferred tax expense during the nine months ended September 30, 2007 of $1,586,000 related to unrealized gains of $5,027,000 on marketable equity securities.

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


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

7. Restatement

          Subsequent to filing of our September 30, 2008 Quarterly Report Form 10-Q, Solitario determined that our stock options, which are priced in Canadian dollars, were effectively indexed to the exchange rate between the Canadian dollar and the United States dollar, our functional currency, in addition to the price of its common stock quoted on the TSX. Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"), which Solitario adopted on January 1, 2006, requires that Solitario's stock options be classified and accounted for as liabilities from the date of adoption of SFAS 123R.

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

          As a result, the accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


STATEMENT OF OPERATIONS INFORMATION
(in thousands except per share amounts)	Three months ended September 30, 2008		Three months ended September 30, 2007
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
General and administrative	$ 815	$ (792)	$ 888	$ 1,191
Income (loss) before income taxes	3,933	5,540	(749)	(1,052)
Income tax expense	(1,779)	(2,347)	(160)	(83)
Net income (loss)	2,154	3,193	(909)	(1,135)
Basic and diluted income (loss) per common share	$ 0.07	$0.11	$(0.03)	$(0.04)

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	As previously reported	As restated	As previously reported	As restated
Costs expenses and other:
General and administrative	$ 2,480	$ 431	$ 2,286	$ 2,835
Income (loss) before income taxes	226	2,275	(1,138)	(1,687)
Income tax expense	(1,262)	(2,004)	(497)	(369)
Net income (loss)	(1,036)	271	(1,635)	(2,056)
Basic and diluted income (loss) per common share	$(0.03)	$ 0.01	$(0.06)	$(0.07)

BALANCE SHEET INFORMATION
	As of September 30, 2008
(in thousands)	As previously reported	As restated
Long-term liabilities
Deferred taxes	$ 4,201	$ 4,191
Stock option liability	-	2,426
Stockholders' equity:
Additional paid-in-capital	32,985	33,446
Accumulated deficit	(25,103)	(27,980)
Total stockholders' equity	19,003	16,587


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          As discussed in Note 7 to the unaudited condensed consolidated financial statements, the financial statements as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 have been restated to reflect the classification of our stock options as liabilities. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement.

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

(c.) Results of Operations

Comparison of the quarter ended September 30, 2008 to the quarter ended September 30, 2007

          We had net income of $3,193,000 or $0.11 per share for the three months ended September 30, 2008 compared to a loss of $1,135,000 or $0.04 per share for the three months ended September 30, 2007. As explained in more detail below, the reason we recorded net income for the three months ended September 30, 2008 compared to the loss in the same period of 2007 primarily related the following items: (i) We recorded an unrealized gain of $4,697,000 on our Kinross Collar during the three months ended September 30, 2008 and there was no similar item during the three months ended September 30, 2007; (ii) our general and administrative expense decreased to a benefit of $792,000 during the three months ended September 30, 2008 compared to an expense of $1,191,000 in the three months ended September 30, 2007, which included the recognition of a stock-option compensation expense benefit of $1,377,000 during the three months ended September 30, 2008, compared to $722,000 in stock-option compensation expense during the three months ended September 30, 2007; (iii) an increase in other income related to interest and dividend income of $63,000 during the three months ended September 30, 2008 compared to $22,000 during the three months ended September 30, 2007; (iv) an increase in the gain on sale of marketable equity securities during 2008 to $993,000 during the three months ended September 30, 2008 as a result of the sale of 50,000 shares of Kinross stock, compared to a gain of $889,000 during the same period of 2007 from the sale of 100,000 shares of Kinross stock, primarily as a result of the higher price per share for the sale of shares during 2008 compared to 2007; and the recognition of $200,000 in joint venture and property payments in the three months ended September 30, 2008 on our Bongará project from Votorantim compared to $100,000 in joint venture and property payments during the same period of 2007. These items were partially mitigated by an increase in (i) our exploration expense to $1,265,000 during the three months ended September 30, 2008 compared to $846,000 during the three months ended September 30, 2007; and (ii) an increase in our deferred tax expense to $2,347,000 during the three months ended September 30, 2008 compared to deferred tax expense of $83,000 during the three months ended September 30, 2007. In calculating our United States pre-tax loss to determine tax expense or benefit we provide a valuation allowance to exclude our foreign exploration expenses. The increase in deferred tax expense primarily relates to the increase in the unrealized gain on our derivative instrument discussed above. In calculating income tax expense, we provide a valuation allowance for any accumulated losses incurred in jurisdictions outside of the United States and do not provide an income tax benefit during the year for those losses. Each of these items is discussed in more detail below.

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


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

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2008 and 2007 consisted of the following:
	Three months ended		Nine months ended
	September 30	September 30	September 30	September 30
Project Name	2008	2007	2008	2007
Newmont Strategic Alliance	$ 14	$ 148	$ 249	$ 392
Pedra Branca, net	558	(9)	1,062	(65)
Mercurio	35	228	445	303
Cajatambo	183	-	447	-
Chonta	108	-	231	-
La Purica	73	-	113	-
Paria Cruz	38	-	43	-
Chambara/Amazonas	1	2	40	5
Pachuca	10	1	31	8
Titicayo	-	37	25	168
Twin Lakes	14	-	14	-
Espanola	5	-	5	-
Triunfo	-	118	3	184
Excelsior	2		2
Bongara	-	5	1	26
Santiago	-	20	1	52
Corazon/Conception del Oro	-	6	-	21
Zinda	-	6	-	6
Las Purisimas	-	-	-	2
Pozos	-	1	-	1
Reconnaissance	224	283	600	795
Total exploration expense, net	$1,265	$846	$3,312	$1,898


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

          General and administrative costs were a benefit of $792,000 during the three months ended September 30, 2008 compared to an expense of $1,191,000 in the three months ended September 30, 2007. The decrease in cost was primarily related to the recognition of a stock option compensation expense benefit in the third quarter of 2008 of $1,377,000 compared to an expense of $722,000 in the third quarter of 2007. This decrease in costs was partially offset by increases in other general and administrative costs including an increase in salary expense to $292,000 in the third quarter of 2008 compared to $214,000 in the third quarter of 2007; a loss in currency exchange during the three months ended September 30, 2008 of $42,000 compared to a loss of $17,000 during the same period of 2007; and an increase in certain shareholder and regulatory costs to $52,000 during the three months ended September 30, 2008 compared to $32,000 during the same period of 2007. The remaining general and administrative costs were comparable between the third quarter of 2008 and the third quarter of 2007.

          We account for share-based payments under the provisions of SFAS No 123R, whereby we record the fair value of the vested portion of our stock options as a liability and record changes in the fair value as stock compensation expense in the statement of operations in the period of the change. We estimate the fair values of the options based upon a Black-Scholes option pricing model. During the three months ended September 30, 2008, our stock compensation expense was a benefit of $1,377,000, compared to an expense of $722,000 in the three months ended September 30, 2007. Our stock option compensation expense changes as a result of changes in the fair value of the vested portion of our outstanding stock options. This fair value is primarily affected by increases in the vesting of outstanding options from period to period and by the effect of increases or decreases in the price of our common stock. Generally as the price of our common stock increases our stock option liability and our stock option compensation expenses increase. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

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


          We recorded deferred tax expense of $2,347,000 during the third quarter of 2008 compared to a deferred tax expense of $83,000 during the third quarter of 2007. The tax expense was primarily related to our net gain on derivative instrument, discussed above, less a valuation allowance we provide for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We do not currently anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. These net operating losses on United States activities are expected to be available to offset a portion of future taxable income related to our future sales of Kinross common stock. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

          We had net income of $271,000 or $0.01 per share for the nine months ended September 30, 2008 compared to a loss of $2,056,000 or $0.07 per share for the nine months ended September 30, 2007. The primary reasons for the income in the nine months ended September 30, 2008 compared to the loss in the same period of 2007 were (i) the sale of 192,920 shares of Kinross stock for proceeds of $4,430,000 and a gain on sale of $3,576,000 in the nine months ended September 30, 2008 compared to the sale of 300,000 shares of Kinross for proceeds of $3,977,000 and a gain on sale of $2,957,000 during the nine months ended September 30, 2007; (ii) we recorded an unrealized gain on derivative instruments of $1,966,000 during the nine months ended September 30, 2008 and there was no similar item during the same period of 2007; and (iii) our general and administrative expense decreased to $431,000 during the nine months ended September 30, 2008, compared to $2,835,000 in the same period of 2007. We also received a joint venture payment of $200,000 on our Bongará project, discussed above, during the nine months ended September 30, 2008 compared to a joint venture payment of $100,000 during the nine months ended September 30, 2007. These increases were partially mitigated by increases in our exploration expenditures and an increase in our deferred tax expense to $2,004,000 during the nine months ended September 30, 2008 compared to $369,000 during the nine months ended September 30, 2007. These items are discussed in more detail below.

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

          Excluding the benefit of $1,360,000 and the expense of $1,339,000, respectively, of stock-option compensation expense during the nine months ended September 30, 2008 and 2007 discussed below, other general and administrative costs were $1,791,000 during the first nine months of 2008 compared to $1,496,000 in the same period of 2007. Salary and benefits expense increased to $899,000 during the nine months ended September 30, 2008 compared to $730,000 during the same period of 2007. The increase included salary increases granted during 2007 being effective for the entire year of 2008 and the addition of personnel in our Wheat Ridge, Colorado offices. Office and insurance expense increased to $154,000 in the first nine months of 2008 compared to $131,000 during the same period 2007. Legal and accounting costs increased to $221,000 in the first nine months of 2008 compared to $169,000 in the first nine months of 2007. Our travel and shareholder services expenses also increased to $346,000 during the nine months ended September 30, 2008 compared to $281,000 in the same period of 2007. Partially mitigating these increased costs were reductions for employment agency fees which were $30,000 in 2007, and there was no similar expense in 2008.

          We account for share-based payments under the provisions of SFAS No 123R, whereby we record the fair value of the vested portion of our stock options as a liability and record changes in the fair value as stock compensation expense in the statement of operations in the period of the change. We estimate the fair values of the options based upon a Black-Scholes option pricing model. During the nine months ended September 30, 2008, our stock compensation expense was a benefit of $1,360,000, compared to expense of $1,339,000 in the nine months ended September 30, 2007. Our stock


option compensation expense changes as a result of changes in the fair value of the vested portion of our outstanding stock options. This fair value is primarily affected by increases in the vesting of outstanding options from period to period and by the effect of increases or decreases in the price of our common stock. Generally as the price of our common stock increases our stock option liability and our stock option compensation expenses increase. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

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

          We recorded deferred tax expense of $2,004,000 during the first nine months of 2008 compared to a deferred tax expense of $369,000 during the same period of 2007 related to the expected benefit of the currently generated net operating losses on United States activities. The deferred tax expense during the first nine months of 2008 primarily related to the tax expense from the taxable gain from the sale of our Kinross stock which was approximately equal to the gross proceeds of $4,430,000, discussed above, compared to the taxable gain of $3,977,000 during the nine months ended September 30, 2007. In addition we recorded deferred tax expense related to the unrealized gain on derivative instruments of $1,966,000 discussed above. These increases in taxable gain were partially offset by the increase in general and administrative costs during the nine months ended September 30, 2008 compared to the same period of 2007, discussed above. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Mexico Peru, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

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


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

Stock-Based Compensation Plans

          During the first nine months of 2008, holders exercised options for 130,750 shares for proceeds of $149,000. Of these, options for 110,000 shares at an exercise price of Cdn$0.81 were granted under the 1994 Plan and options for 20,750 shares at weighted average exercise price of Cdn$2.96 were granted under the 2006 Plan. The activity for stock options outstanding under the 1994 Plan and the 2006 Plan as of September 30, 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements in Part 1 of this Form 10-Q/A under the title "Stock compensation plans."

          There are no options available for exercise from our 1994 Plan as of September 30, 2008. We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2008. Of our outstanding options, 1,544,000 options from the 2006 Plan expire on June 27, 2011.


          The stock option liabilities of $2,426,000 and $4,263,000, respectively, as of September 30, 2008 and December 31, 2007 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

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

          Net cash provided from financing activities increased to $1,491,000 in the nine months ended September 30, 2008 from $572,000 in the nine months ended September 30, 2007. The primary reason for the increase was Anglo Platinum's funding of exploration activities of PBM of $1,342,000 during the nine months ended September 30, 2008, which was recorded as an increase in paid-in-capital. Prior to Anglo earning their 15% interest in PBM, Anglo Platinum's funding of exploration activities was recorded as a credit to exploration expense. During the nine months ended September 30, 2008, holders exercised options for 130,750 shares of our common stock for proceeds of $149,000. During the nine months ended September 30, 2007, holders exercised options for 917,000 shares of our common stock for proceeds of $572,000.

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

          We currently have deferred tax liabilities recorded in the amount of $5,854,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares. We have recorded an asset of $264,000 for the fair value of the Kinross Collar, of which $110,000 is a current asset as of September 30, 2008.


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

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo Platinum earned a 15% interest in PBM, as of September 30, 2007. Anglo Platinum can earn an additional 15% in PBM, to a total 30% interest, by funding $1.5 million towards the 2008 budget and work program, of which Anglo Platinum has funded approximately $1.3 million as of September 30, 2008, or by completing the funding and expenditures of the 2008 work program as of December 31, 2008. We anticipate Anglo Platinum will have met these funding and expenditure requirements to earn a 30% interest on or before December 31, 2008. Anglo Platinum can earn an additional 21% interest in PBM, up to a 51% interest, by spending a total of $7 million on the project and can earn a 60% interest by completing a bankable feasibility study, or spending an additional $10 million on exploration. Anglo Platinum can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. Anglo Platinum is not required to make any future funding of exploration expenditures. Future cash contributions by Anglo Platinum will be recorded as additions to additional paid-in-capital. See the discussion of the Shareholders Agreement in our Annual Report on Form 10-K/A for the year ended December 31, 2007. We recorded a minority interest in PBM of $416,000 and $388,000, respectively as of September 30, 2008 and December 31, 2007 equal to Anglo Platinum's 15% interest in the book value of PBM. During the three and nine months ended September 30, 2008 we recorded $85,000 and $173,000, respectively, for Anglo Platinum's minority interest in the loss of PBM. Solitario receives a 5% management fee based upon total expenditures. During the three and nine months ended September 30, 2008 we recorded $28,000 and $66,000 of management fees included as joint venture reimbursements. During the three and nine months ended September 30, 2008, Anglo contributed $724,000 and $1,342,000, respectively to the paid-in-capital of PBM pursuant to the Shareholders Agreement to fund PBM exploration activities. We reduced these payments with a charge to additional paid-in-capital of $109,000 and $93,000, respectively during the three and nine months ended September 30, 2008 for Anglo Platinum's 15% minority interest. During the nine months ended September 30, 2008, we increased our land position at Pedra Branca to 178,514 hectares from 45,365 hectares. We believe this new land area has the potential to host platinum and palladium mineralization and nickel mineralization. During 2008 we have budgeted approximately $1.5 million for exploration that will focus on regional reconnaissance exploration on our new property position and approximately 2,000 meters of drilling offsetting areas of known mineralization. We will also be completing surface work including mapping and sampling of the newly acquired mineral rights during 2008 at Pedra Branca. Pursuant to the Shareholders Agreement, Anglo Platinum will fund all 2008 exploration work.


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


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

(i). Discontinued Projects

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

          (3)     Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock

          We have estimated, using a Black-Scholes option pricing model that as of September 30, 2008 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $461,000, net of deferred taxes of $161,000 and increase our net loss in the statement of operations by $300,000. We have also estimated that as of September 30, 2008 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $440,000, net of deferred taxes of $154,000 and would decrease our net loss in the statement of operations by $286,000.

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

          We have no other material interest rate risks at September 30, 2008, as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our stock option liability at September 30, 2008.

(c.) Exchange Rate Risks

          Solitario's stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of September 30, 2008 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $242,000, net of deferred taxes of $85,000 and increase our net loss in the statement of operations by $157,000. We have also estimated that as of September 30, 2008 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability by $242,000, net of deferred taxes of $85,000 and would decrease our net loss in the statement of operations by $157,000.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our system of disclosure controls and procedures was not effective as of September 30, 2008 due to a material weakness in our internal control over financial reporting, which we consider to be an integral part of our disclosure controls and procedures, as discussed below. However, subsequent to September 30, 2008 we made changes to disclosure controls and procedures as discussed below. Within the quarter ended September 30, 2008, there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these disclosure controls and procedures.


Changes in Internal Control Over Financial Reporting - As of the end of the period covered by this report, an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on their evaluation, our principal executive officer and principal financial officer have concluded that there was a material weakness in our internal control over financial reporting that caused our system of internal control over financial reporting to not be effective as of September 30, 2008 as discussed below. However, subsequent to September 30, 2008 we made changes to our internal control over financial reporting as discussed below. Within the quarter ended September 30, 2008, there were no significant changes to internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

Reported material weaknesses and corrective actions - The restatement discussed in Note 7 to the condensed consolidated financial statements in this report was the result of a material weakness in our disclosure controls and procedures and our internal control over financial reporting. This weakness was the failure to evaluate, interpret and apply new and existing accounting principles generally accepted in the United States of America ("GAAP") in our financial statements and disclosures. This weakness resulted in the classification of our stock options as equity instruments rather than as liabilities for accounting purposes. Please see Note 7 to the condensed consolidated financial statements for a detailed discussion of these items.

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