Form 10-Q
period 2009-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-05-08
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T SS232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	[ ]	NO	[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X ]	Non-accelerated filer [ ]

                            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	[ ]	NO	[ X]

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of May 4, 2009.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 800	$1,942
Investments in marketable equity securities, at fair value	2,680	2,763
Prepaid expenses and other	299	292
Total current assets	3,779	4,997
Mineral properties, net	2,776	2,785
Investments in marketable equity securities, at fair value	17,918	18,453
Other assets	207	228
Total assets	$24,680	$26,463

Liabilities and Equity
Current liabilities:
Accounts payable	$ 158	$ 291
Derivative instruments fair value	15	393
Deferred income taxes	995	884
Other	160	14
Total current liabilities	1,328	1,582
Derivative instrument fair value	109	236
Deferred income taxes	5,806	6,063
Stock option liability	410	531
Commitments and contingencies
Equity:
Solitario shareholder's equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,750,242 shares issued and outstanding at March 31, 2009 And December 31, 2008)	297	297
Additional paid-in capital	33,406	33,335
Accumulated deficit	(29,539)	(28,868)
Accumulated other comprehensive income	12,067	12,454
Total Solitario shareholder's equity	16,231	17,218
Noncontrolling interest	796	833
Total equity	17,027	18,051
Total liabilities and equity	$24,680	$ 26,463

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
                              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)	Three months ended March 31,
	2009	2008
Costs, expenses and other:
Exploration expense	$ 681	$ 1,021
Depreciation and amortization	23	25
General and administrative	514	736
Asset write downs	10	-
(Gain) loss on derivative instruments	(527)	1,867
Interest and dividend income	(48)	(73)
Gain on sale of assets	-	(15)
Total costs, expenses and other	653	3,561
Other income - gain on the sale of marketable equity securities	-	1,787
Income (loss) before income taxes	(653)	(1,774)
Income tax (expense) benefit	(84)	213
Net loss	(737)	(1,561)
Less net loss attributable to noncontrolling interest	66	48
Net loss attributable to Solitario shareholders	$(671)	$(1,513)
Loss per common share attributable to Solitario common shareholders:
Basic and diluted	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	29,750	29,628

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$ (671)	$ (1,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on derivative instruments	(527)	1,867
Depreciation and amortization	23	25
Amortization of prepaid consulting contract	-	20
Stock option compensation (benefit) expense	(121)	102
Asset write down	10	-
Deferred income tax expense (benefit)	84	(213)
Gain on sale of assets	-	(15)
Gain on sale of marketable equity securities	-	(1,787)
Noncontrolling interest	(66)	(48)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7)	(85)
Accounts payable and other current liabilities	13	(117)
Net cash used in operating activities	(1,262)	(1,764)
Investing activities:
Additions to mineral properties	-	(76)
Additions to other assets	(2)	(4)
Sale of derivative instrument	21	-
Proceeds from sale of marketable equity securities	-	2,229
Proceeds from sale of assets	-	15
Net cash provided by investing activities	19	2,164
Financing activities:
Noncontrolling interest equity contribution	101	-
Exercise of stock options for cash	-	44
Net cash provided by financing activities	101	44
Net (decrease) increase in cash and cash equivalents	(1,142)	444
Cash and cash equivalents, beginning of period	1,942	2,250
Cash and cash equivalents, end of period	$ 800	$2,694

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. We may also evaluate mineral properties to potentially buy a royalty. At March 31, 2009, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corp. of Colorado, a wholly-owned subsidiary of Crown Resources Corporation (individually and collectively, "Crown"). On July 26, 2004, Crown distributed its holdings of Solitario to its shareholders. Crown was acquired by Kinross Gold Corporation of Toronto, Canada ("Kinross") on August 31, 2006 upon the completion of a merger whereby Kinross acquired all of the outstanding shares of Crown common stock for 0.32 shares of Kinross common stock for each share of Crown common stock (the "Crown - Kinross merger"). Kinross currently owns less than one percent of Solitario outstanding common stock.

           The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2009 and 2008 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2009.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2008. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent developments

          We have a significant investment in Kinross Gold Corporation ("Kinross") at March 31, 2009, which consists of 1,150,000 shares of Kinross common stock. As of March 31, 2009, 250,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." Subsequent to March 31, 2009 we sold 10,000 shares of Kinross for net proceeds of $140,000. In addition, 400,000 shares of Kinross were released from the Kinross Collar upon the expiration of both the put and call portion of the Kinross Collar due on April 14, 2009. As the price of Kinross stock was within the price range of the Kinross Collar, no cash was paid or received upon the expiration of this tranche of the Kinross Collar. As of May 4, 2009, the 600,000 Kinross shares not subject to the Kinross Collar or the Kinross August 09 Call, discussed below, have a value of approximately $9.8 million based upon the market price of $16.40 per Kinross share. During the three months ended March 31, 2009 Solitario did not sell any Kinross common shares. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          As a result of dividends of $0.04 per share that Kinross paid September 30, 2008 and March 31, 2009 and 2008, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of March 31, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $21.65 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.34 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share . On April 14, 2009, the first tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of the first tranche of the Kinross Collar. As of May 4, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.


          On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. Solitario sold the option for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. Solitario sold the option for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. During the three months ended March 31, 2009, Solitario recorded a gain on derivative instruments of $116,000 on the February 09 Kinross Calls during the three months ended March 31, 2009 upon expiration.

          On March 31, 2009 Solitario sold a covered call option covering 20,000 shares of Kinross (the "April 09 Kinross Call"). The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. Solitario sold the option for $21,000 and recorded a receivable and a liability of that amount as of March 31, 2009. The cash was received on April 2, 2009 and the option expired unexercised on April 21, 2009.

          During the three months ended March 31, 2009, we wrote down our Purica project in Mexico and recorded an asset write-down of $10,000.

          Subsequent to March 31, 2009, Solitario sold a covered call option covering 40,000 shares of Kinross (the August 09 Kinross Call") for net proceeds of $45,000. The option has a strike price of $17.50 per share and expires on August 19, 2009.

Stock compensation plans

          Solitario accounts for its stock options under the provisions of SFAS No. 123R. Pursuant to SFAS 123R Solitario classifies its stock options as liabilities as they are priced in Canadian dollars and our functional currency is United States dollars. Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility based upon the daily quoted price of Solitario's common stock on the Toronto Stock Exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and stock-based compensation expense could have been materially different from that reported.

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

          At March 31, 2009 and December 31, 2008, the fair value of outstanding options granted under the Solitario Resources Corporation 2006 Stock Option Incentive Plan (the "2006 Plan") was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.80074 and 0.81830, respectively.


Fair Value at March 31, 2009
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53
Options outstanding	1,548,000	5,000	100,000	482,000
Expected life	2.2 yrs	2.9 yrs	3.2 yrs	3.4 yrs
Expected volatility	61%	56%	56%	56%
Risk free interest rate	0.8%	1.2%	1.2%	1.2%
Weighted average fair value	$0.24	$0.14	$0.12	$0.17
Portion of vesting at measurement date	93.8%	79.2%	69.8%	64.6%
Fair value of outstanding vested options	$349,000	$1,000	$8,000	$52,000

Fair Value at December 31, 2008
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53
Options outstanding	1,548,000	5,000	100,000	482,000
Expected Life	2.5 yrs	3.1 yrs	3.5 yrs	3.7 yrs
Expected volatility	57%	54%	54%	53%
Risk free interest rate	0.8%	1.0%	1.0%	1.3%
Weighted average fair value	$0.33	$0.20	$0.19	$0.24
Portion of vesting at measurement date	87.5%	72.9%	63.5%	58.3%
Fair value of outstanding vested options	$450,000	$1,000	$12,000	$68,000

          During the three months ended March 31, 2009, Solitario recognized $121,000 in stock option compensation benefit. During the three months ended March 31, 2008, Solitario recognized $102,000 in stock option compensation expense. There were no new options granted during the first three months of 2009.

          The following table summarizes the activity for stock options outstanding under the 2006 Plan as of March 31, 2009, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:

	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	2,135,000	$3.28
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2009	2,135,000	$3.28	3.1	$ -
Exercisable at March 31, 2009	1,452,750	$3.15	3.0	$ -

(1)The intrinsic value at March 31, 2009 based upon the quoted market price of Cdn$1.56 per share for our common stock on the TSX and an exchange ratio of 0.80074 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2009 and 2008.

          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,135,000 and 2,280,000, respectively, of potential common shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2009 and 2008 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash). As the result of a dividend that Kinross paid on September 30, 2008 and March 31, 2009 and 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of March 31, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $21.65 per share ; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.34 per share ; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share . Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. On April 14, 2009, the first tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of the first tranche of the Kinross Collar. As of May 4, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 900,000 shares of the total shares Solitario owns as of March 31, 2009, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold prices discussed above during the term of the respective tranches.

          Solitario has not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. Solitario recorded a derivative instrument liability of $103,000 and $513,000, respectively for the fair market value of the Kinross Collar as of March 31, 2009 and December 31, 2008. Solitario recorded a gain of $411,000 in gain (loss) on derivative instrument during the three months ended March 31, 2009 and an unrealized loss of $1,867,000, in gain (loss) on derivative instrument during the three months ended March 31, 2008 for the change in the fair value of the Kinross Collar.


          On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. The option was sold by Solitario for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. The option was sold by Solitario for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. Solitario recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the three months ended March 31, 2009.

          On March 31, 2009, Solitario sold the April 09 Kinross Call covering 20,000 shares of Kinross. The call option had a strike price of $20.00 per share and expired unexercised in April 2009. Solitario sold the option for $21,000 and recorded a receivable and a liability of that amount as of March 31, 2009. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009. Solitario did not record any gain or loss on the April 09 Kinross Call during the three months ended March 31, 2009.

          The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has only sold covered call options that have strike prices in excess of the price of Kinross on the date of the sale of the option. In exchange for receiving the additional income from the sale of the covered call option, Solitario has given up the potential upside on the shares covered by the call option sold in excess of the strike price plus the sale price of the option. Solitario has not designated its covered calls as hedging instruments as described in SFAS No. 133 and any changes in the fair market value of its covered calls are recognized in the statement of operations in the period of the change.

          Solitario does not use its Kinross Collar or its covered call derivative instruments as trading instruments and any cash received or paid related its derivative instruments are shown as investing activities in the condensed consolidated statement of cash flows.

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008:

(000's)	Liability Derivatives
	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133
Kinross Collar	Current liabilities	$ (6)	$ 277
Kinross Collar	Long-term liabilities	109	236
February 09 Kinross Call	Current liabilities	-	116
April 09 Kinross Call	Current liabilities	21	-
Total derivatives		$124	$629

          The following amounts are included in Gain loss on derivative instruments in the condensed consolidated statement of operations as of the three months ended March 31, 2009 and 2008:

(000's)	March 31, 2009	March 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Gain (loss)
Kinross Collar	$ 411	$(1,867)
February 09 Kinross Call	116	-
Total derivatives	$ 527	$(1,867)

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

The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009:

(000's)	Level 1	Level 2	Total
Assets
Marketable equity securities	$20,598	-	$20,598
Liabilities
April 09 Kinross Call	$21		$21
Kinross Collar derivative instrument	-	$103	$103

The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008:

(000's)	Level 1	Level 2	Total
Assets
Marketable equity securities	$21,216	-	$21,216
Liabilities
Kinross Calls	$116	-	$116
Kinross Collar derivative instrument	$ -	$513	$513

Marketable equity securities: At March 31, 2009 and December 31, 2008 the fair value of our marketable equity securities are based upon quoted market prices.

Kinross Collar: The Kinross Collar between Solitario and UBS is a contractual hedge that is not traded on any public exchange. We determine the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock, volatility of Kinross common stock price, and risk-free interest rates, that are readily available from public markets, therefore, they are classified as Level 2 inputs. See Derivative instruments above.

Covered call options: The April 09 Kinross Call options are exchange traded options and fair values are based upon quoted market prices. See Derivative instruments above.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $20,598,000 and $21,216,000, respectively, and cost of $1,478,000 and $1,478,000, respectively, at March 31, 2009 and December 31, 2008. Solitario has accumulated other comprehensive income for unrealized holding gains of $19,120,000 and $19,738,000, respectively, net of deferred taxes of $7,132,000 and $7,284,000, respectively, at March 31, 2009 and December 31, 2008 related to our marketable equity securities. Solitario did not sell any Kinross common stock during the three months ended March 31, 2009. Solitario sold 100,000 shares of its Kinross common stock during the three months ended March 31, 2008 for gross proceeds of $2,229,000. Solitario has classified $2,680,000 and $2,763,000, respectively, of marketable equity securities as current, as of March 31, 2009 and December 31, 2008, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.


          The following table represents changes in marketable equity securities (000's).

(in thousands)	Three months ended
	2009	2008
Gross cash proceeds	$ -	$2,229
Cost	-	442
Gross gain on sale included in earnings during the period	-	1,787
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $230 and $1,868.	(387)	3,139
Reclassification adjustment for gains included in earnings during the period, net of tax of $667.	-	(1,120)

Revenue Recognition

          Solitario records any proceeds from the sale of property interests subject to joint ventures or shareholder agreements as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue. To the extent such proceeds are made in connection with properties subject to a joint venture or shareholder agreement where no property interests are transferred, the proceeds are recorded as revenue in accordance with the terms of the joint venture or shareholder agreement. During the three months ended March 31, 2009 and 2008 Solitario recorded no joint venture or property payment revenues.

Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 151 for consistency with the requirements of FASB statement No. 141. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Solitario adopted SFAS No. 160 on January 1, 2009 and as a result has retrospectively reported its equity related to Solitario shareholders and the noncontrolling interest held by Anglo Gold of its Pedra Branca Mineracao, Ltd, subsidiary in the equity section of the condensed consolidated balance sheet, as well as reporting the noncontrolling interest in the condensed consolidated statement of operations included with this report.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, "Business Combinations (revised 2007)," ("SFAS No. 141R") SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. Solitario adopted SFAS No 141R on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.

          In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario adopted SFAS No 161 on January 1, 2009 and has included the required disclosures in our condensed consolidated financial statements.


 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:

(in thousands)	Three months ended March 31,
	2009	2008
Net loss attributable to Solitario shareholders	$ (671)	$(1,513)
Unrealized gain (loss) on marketable equity securities, net of related tax effects	(387)	2,019
Comprehensive (loss) income	$(1,058)	$ 506

3.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2009	2008
Geologic, drilling and assay	$ 178	$ 368
Field expenses	193	347
Administrative	310	333
Joint venture reimbursement	-	(27)
Total exploration costs	$ 681	$1,021

As a result of Anglo Platinum earning 30% interest in PBM, reimbursement of Pedra Branca expenses incurred by PBM are accounted as capital contributions, and are not offset against exploration expense as joint venture reimbursement. During 2008 Anglo Platinum reimbursed certain non-PBM costs and management fees. There were no reimbursements during 2009.

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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,801,000 and $6,947,000 at March 31, 2009 and December 31, 2008.

          During the first quarter of 2009, Solitario recorded $84,000 deferred tax expense in the statement of operations and recorded a deferred tax benefit of $230,000 to other comprehensive income related to net unrealized losses of $617,000 on marketable equity securities. During the first quarter of 2008, Solitario recorded $213,000 deferred tax benefit in the statement of operations and recorded a deferred tax expense of $1,201,000 to other comprehensive income related to net unrealized gains of $3,220,000 on marketable equity securities.

5.          Financial Market Risk

          Approximately $739,000 of Solitario's $800,000 cash as of March 31, 2009 is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At March 31, 2009, $61,000 of our cash is held in a United States Bank, $182,000 and $250,000, respectively, are held in the United States in money market funds managed by UBS and Black Rock Financial Advisors. The balance of our cash is held in foreign banks in Canada, Brazil, Peru and Mexico.


          Solitario's Kinross Collar is subject to certain counterparty risk if, on the date that shares subject to the Kinross Collar are due, the price of Kinross common stock is below the Floor Price and UBS is unable to pay the differential between the market price and the Floor Price. See a discussion of the Kinross Collar under "Derivative instruments," above.

6.       Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement terminated on August 31, 2008. Under the agreement, Mr. Jones advised Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones was paid a one time lump sum payment of $160,000, plus he was entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario included $20,000 for consulting expense related to the agreement in general and administrative expense for the three months ended March 31, 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR that are classified as marketable equity securities available-for-sale and are recorded at their fair market value of $47,000 and $33,000 at March 31, 2009 and December 31, 2008, respectively. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

7.          Stockholder's Equity and Noncontrolling Interest

          The following provides a reconciliation of the beginning and ending balances of Solitario Shareholder's equity and Anglo's noncontrolling interest in our consolidated subsidiary PBM, which was owned 30% and 15%, respectively, by Anglo for the three months ended March 31, 2009 and 2008. PBM has no debt or other guarantee obligations as of March 31, 2009 and 2008.
(000's)	March 31, 2009		March 31, 2008
	Shareholder's Equity	Noncontrolling Interest	Shareholder's Equity	Noncontrolling Interest
Beginning balance	$ 17,218	$ 833	$ 17,968	$ 388
Shares issued on option exercise for cash	-	-	80	-
Noncontrolling interest equity contribution	71	29	-	-
Comprehensive income:
Net loss	(671)	(66)	(1,513)	(48)
Net unrealized loss on marketable equity securities (net of tax of $230 and $1,201)	(387)	-	2,019	-
Comprehensive income	(1,058)	(66)	506	(48)
Ending balance	$ 16,231	$ 796	$ 18,554	$ 340


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2008, 2007 and 2006, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K for the year ended December 31, 2008. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We may also evaluate mineral properties to potentially buy a royalty. At March 31, 2009 we had 15 exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. We are conducting exploration activities in all of those countries.

(b). Recent Developments

          We have a significant investment in Kinross Gold Corporation ("Kinross") at March 31, 2009, which consists of 1,150,000 shares of Kinross common stock. Subsequent to March 31, 2009 we sold 10,000 shares of Kinross common stock for net proceeds of $140,000. In addition, 400,000 shares of Kinross were released from the Kinross Collar upon the expiration of both the put and call portion of the Kinross Collar due on April 14, 2009. As the price of Kinross stock was within the price range of the Kinross Collar, no cash was paid or received upon the expiration of this tranche of the Kinross Collar. As of May 4, 2009 600,000 of the Kinross shares are not subject to the Kinross Collar and the August 09 Kinross Call, discussed below, and these 600,000 shares have a value of approximately $9.8 million based upon the market price of $16.40 per Kinross share. During the three months ended March 31, 2009, we did not sell any Kinross common shares. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources

          As a result of a dividend of $0.04 per share that Kinross paid on March 31, 2009 and 2008 and on September 30, 2008, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of March 31, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $21.65 per share; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.34 per share; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. On April 14, 2009, the first tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of the first tranche of the Kinross Collar. As of May 4, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          During the three months ended March 31, 2009, our February 09 Kinross Calls expired unexercised and we recorded a gain on derivative instruments in the statement of operations of $116,000.

          On March 31, 2009 we sold the April 09 Kinross Call. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. We sold the option for $21,000 and recorded a current receivable and a current liability of that amount as of March 31, 2009. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009.

          During the first three months of 2009, we did not add any new mineral properties. During the three months ended March 31, 2009, we wrote down our Purica project in Mexico and recorded an asset write-down of $10,000.

          Subsequent to March 31, 2009, we sold the August 09 Kinross Call covering 40,000 shares of Kinross for net proceeds of $45,000. The option has a strike price of $17.50 per share and expires on August 19, 2009.


(c). Results of Operations

Comparison of the quarter ended March 31, 2009 to the quarter ended March 31, 2008

          We had a net loss of $671,000 or $0.02 per basic and diluted share for the three months ended March 31, 2009 compared to a loss of $1,513,000 or $0.05 per basic and diluted share for the first three months ended March 31, 2008. As explained in more detail below, the primary reason for the reduction in the loss in the first three months of 2009 compared to the loss in the first three months of 2008 was from an unrealized gain on derivative instruments of $527,000 primarily related to a reduction in the estimated liability from our Kinross Collar during the three months ended March 31, 2009 compared to an unrealized loss of $1,867,000 during the three months ended March 31, 2008. In addition, we recorded a stock-option compensation benefit of $121,000 included in general and administrative costs during the three months ended March 31, 2009 for the decline in our estimated stock option liability compared to stock-option compensation expense of $102,000 during the first three months of 2008. We also reduced our exploration expense in the first three months of 2009 to $681,000 compared to exploration expense of $1,021,000 during the first three months of 2008. During the first three months of 2008, these areas of increased costs were partially mitigated by the gain on sale of $1,787,000 from the sale of 100,000 shares of Kinross. There were no sales during the three months ended March 31, 2009. Additionally as a result of a decrease in our pre-tax loss during 2009 compared to 2008, including our unrealized gain on derivative instruments discussed below, we recorded income tax expense of $84,000 during the first quarter of 2009 compared to an income tax benefit of $213,000 during the first quarter of 2008. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $681,000 during the first quarter of 2009 compared to $1,021,000 in the first quarter of 2008. During 2009 we significantly decreased our exploration efforts on reconnaissance exploration in Brazil and Peru in response to recent downturn in market prices for certain commodities for which we explore including silver and zinc. The price of gold has fluctuated significantly during 2008 and 2009 and has been trading around $800 to $1,000 during most of the last year. These uncertainties have caused many smaller exploration and mining companies to reduce their activities and in some cases have caused exploration companies to go out of business. The downturn in the prospects for small mining companies has also reinforced the need for all companies including ours to be more selective in our exploration efforts. We anticipate our future exploration activities will also be limited. We have increased certain selected portions of our exploration activities related to evaluation for acquisition of other mineral properties. This is partially based upon the difficulties of our peers in raising money and our relatively large amount of liquid assets compared to some other junior exploration companies. We continued our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement in January 2005, discussed below under "Joint Ventures." As a result of our joint ventures with Votorantim on our Bongara and Chambara properties, and the reimbursement of exploration expense by Anglo Platinum on our Pedra Branca project, which are discussed below under the heading "Joint Venture, Royalty and the Strategic Alliance Properties," our internal exploration expense was reduced during the first quarter of 2009 compared to 2008, when we were conducting more project exploration activities on our own. During the first three months of 2008, exploration expenses of $27,000 were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project. No similar reimbursements were made during 2009. The largest decreases in our gross exploration costs were for exploration associated with drilling at our Mercurio project which was completed during 2008 and our reconnaissance efforts in Brazil. We also reduced our work on the Strategic Alliance and at our Pedra Branca Project in Brazil during 2009 compared to 2008. We conducted no drilling programs during the first three months of 2009 compared to the drilling program at Mercurio which was completed during the three months ended March 31, 2008. We continued to perform sampling and exploration in our Alliance Project Areas, discussed below, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2009 and our 2009 exploration expenditure budget is approximately $4,404,000. This budget includes approximately $1,500,000 for the Pedra Branca project, which will be funded by capital contributions from Anglo. The primary factors in our decision to not increase exploration expenditures in 2009 relate to a reduction in non-gold commodity prices and a downturn in equity prices for mineral exploration companies. This reduction in exploration activity will allow us to conserve our limited resources in the event of a longer term down turn in the mineral exploration industry.


Exploration expense (in thousands) by project for the three months ended March 31, 2009 and 2008 consisted of the following:
	March 31,	March 31
Project Name	2009	2008
Newmont Strategic Alliance	$ 28	$ 218
Pedra Branca, net	171	222
Chonta	99	17
Purica	31	-
Pachuca	27	4
La Promessa	23	-
Cerro Azul	19	-
Mercurio	17	328
Cajatambo	5	95
Espanola	5	-
Titicayo	-	24
Triunfo	-	3
La Tola	-	2
Excelsior	-	2
Bongara	-	1
Reconnaissance	256	105
Total exploration expense	$681	$1,021

        General and administrative costs, excluding stock option compensation costs discussed below, were $635,000 during the first quarter of 2009 compared to $634,000 in the first quarter of 2008. The components of general and administrative costs include an increase in salary and benefit costs to $358,000 during the first three months of 2009 compared to $306,000 during the first three months of 2008 primarily related to an increase in salary and severance costs in Peru and Brazil. Legal and accounting expense also increased to $102,000 during the first three months of 2009 compared to $55,000 in the first three months of 2008 as a result of a restatement of our 2007 and 2008 financial statements. These increases were partially offset by decreases in office and insurance expenses to $46,000 during the first quarter of 2009 compared to $59,000 during the first quarter of 2008. Bank and currency exchange losses were reduced to $24,000 during 2009 compared to $31,000 during the first quarter of 2008. In addition we recorded consulting expense of $20,000 during the three months ended March 31, 2008 and there was no similar item during 2009. Our travel and shareholder services expenses of $105,000 during the first quarter of 2009 were comparable to these costs during the first quarter of 2008 of $104,000. We anticipate our full year general and administrative costs will be reduced during 2009 compared to 2008 primarily as a result of reduced exploration activity discussed above.

          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended March 31, 2009, we recognized a stock-based compensation benefit of $121,000 as part of general and administrative expense for the reduction in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation expense of $102,000 recognized during the three months ended March 31, 2008. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the three months ended March 31, 2009 we did not sell any shares of Kinross and accordingly did not record any gain on sale. During the first quarter of 2008 we sold 100,000 shares of Kinross for net proceeds of $2,229,000 and recorded a gain on sale of $1,787,000. Subsequent to March 31, 2009 we sold 10,000 shares of Kinross for proceeds of $140,000. We anticipate we will sell additional shares of Kinross during the remainder of 2009 to fund our ongoing expenditures for exploration and general and administrative costs. See also "Liquidity and Capital Resources," below.

         During the three months ended March 31, 2009, depreciation and amortization expense was $23,000 compared to $25,000 in the first quarter of 2008 primarily as a result of certain furniture and fixtures becoming fully depreciated during 2009. We amortize these assets over a three year period. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2009.


          During the first quarter of 2009, we recorded interest and dividend income of $48,000 compared to interest and dividend income of $73,000 during the same period in 2008. The decrease was a result of larger cash balances and higher interest rates during the first quarter of 2008 compared to 2009, primarily as a result of the sales of Kinross stock during 2008 discussed above. In addition Kinross declared a $0.04 per share dividend in March of 2009 and 2008, which resulted in $46,000 in dividend income during the three months ended March 31, 2009 compared to dividend income of $50,000 during the three months ended March 31, 2008.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the first three months ended March 31, 2009 we recorded an asset write-down of $10,000 related to our Purica project in Mexico. During the three months ended March 31, 2008 we recorded no property impairments.

          We recorded deferred tax expense of $84,000 during the first quarter of 2009 compared to a benefit of $213,000 during the first quarter of 2008. The tax expense is primarily related to Solitario recording changes in non-cash timing differences that adjust our United States expenditures to a net deferred taxable position during the first quarter of 2009 as a result of the stock option compensation benefit, the gain on derivatives related to the Kinross Collar and a reduction in United States general and administrative costs, discussed above, compared to the same items during the three months ended March 31, 2008. We do not currently anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. Our current net operating losses on United States activities are expected to be available to offset future taxable income related to our future sales of Kinross common stock through the end of 2009. In addition, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d). Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2009 and December 31, 2008, we owned 1,150,000 shares of Kinross common stock. The Kinross shares are recorded at their fair market value of $20,551,000 and $21,183,000 at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, 900,000 of these 1,150,000 shares are subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $47,000 and $33,000 as of March 31, 2009 and December 31, 2008, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholder's equity. During the first quarter of 2009, we recorded a loss on marketable equity securities in accumulated other comprehensive income in shareholders' equity of $617,000, less related deferred tax benefit of $230,000. During the first quarter of 2008, we recorded a gain on marketable equity securities in accumulated other comprehensive income in shareholders' equity of $5,007,000, less related deferred tax expense of $1,868,000. In addition, we reclassified $1,787,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $667,000 to gain on sale of marketable equity securities as a result of the sale of 100,000 shares of Kinross during the quarter ended March 31, 2008. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The share price of Kinross common stock has varied from a high of $25.36 per share to a low of $6.85 per share during the 52 weeks ended March 31, 2009.


Hedge of the Investment in Kinross

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash). In accordance with the terms of the Kinross Collar, as the result of a dividend that Kinross paid on March 31, 2008, and 2009 and paid on September 30, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of March 31, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 14, 2009 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $21.65 per share; (ii) 400,000 shares due on April 13, 2010 for a lower threshold of the Floor Price and an upper threshold price of no more than $24.34 per share; and (iii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. On April 14, 2009, the first tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of the first tranche of the Kinross Collar. As of May 4, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three months ended March 31, 2009 and March 31, 2008, we recorded a gain (loss) on derivative instrument of $411,000 and $(1,867,000), respectively. We have recorded a derivative instrument liability of $103,000 and $513,000, respectively, for the fair market value of the Kinross Collar as of March 31, 2009 and December 31, 2008. As of March 31, 2009, we have recorded a $6,000 asset, netted against the April 09 Kinross Call current liability, for the fair market value related to 400,000 shares of the Kinross Collar due on April 14, 2009.

          On December 10, 2008, we sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). We recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the three months ended March 31, 2009.

          On March 31, 2009 we sold the April 09 Kinross Call. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. We sold the option for $21,000 and recorded a current receivable and a current liability of that amount as of March 31, 2009. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009. We have not designated the April 09 Kinross Call as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the April 09 Kinross Call are recognized in the statement of operations in the period of the change. During the three months ended March 31, 2009 and March 31, 2008, we recorded no gain or (loss) on derivative instrument related to the April 09 Kinross Call.

Working Capital

          We had working capital of $2,451,000 at March 31, 2009 compared to working capital of $3,415,000 as of December 31, 2008. Our working capital at March 31, 2009 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,150,000 shares of Kinross common stock of $2,680,000, less related current deferred taxes of $995,000. In addition, at March 31, 2009 we have recorded $15,000 as a current liability for the estimated fair value of the April 09 Kinross Call and the portion of the Kinross Collar due on April 14, 2009, discussed above. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and have forecasted the sale of 150,000 shares of Kinross during 2009 for expected proceeds of $2,430,000. During the first three months of 2009, we did not sell any Kinross shares. Subsequent to March 31, 2009 we sold 10,000 shares of Kinross for net proceeds of $140,000. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.


          Cash and cash equivalents were $800,000 as of March 31, 2009 compared to $1,942,000 at December 31, 2008. As of March 31, 2009, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first three months of 2009, no options were exercised from the 2006 Plan. The activity for stock options outstanding under the 2006 Plan as of March 31, 2009 and 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements, under the title "Stock compensation plans."

          We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2009. None of our outstanding options from the 2006 Plan expire during 2009 or 2010. The stock option liabilities of $410,000 and $531,000, respectively, as of March 31, 2009 and December 31, 2008 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

(e). Cash Flows

          Net cash used in operations during the first quarter of 2009 decreased to $1,262,000 compared to $1,764,000 for the first quarter of 2008 primarily as a result of decreased general and administrative expenses and decreased exploration expense. We also had a net increase in prepaid expenses and other current assets of $7,000 during the first quarter of 2009, compared to an increase in prepaid expenses and other current assets of $85,000 during the first quarter of 2008, primarily related to an increase in certain refundable tax payments in 2009. We also had an increase in net accounts payable and other current liabilities of $13,000 in the three months ended March 31, 2009 compared to a decrease in accounts payable and other current liabilities of $117,000 in the first quarter of 2008.

          We provided $19,000 in cash from investing activities during the three months ended March 31, 2009 compared to $2,164,000 during the three months ended March 31, 2008 primarily related to the $2,229,000 proceeds of Kinross stock for the three months ended March 31, 2008. There were no sales of Kinross during the first three months of 2009. In addition we used $76,000 for acquisition of mineral property in the first three months of 2008 and there were no additions recorded to mineral property during the three months ended March 31, 2009. We also acquired additional furniture and fixtures of $2,000 during 2009 compared to $4,000 in 2008.

          Net cash provided from financing activities increased to $101,000 in the first quarter of 2009 from $44,000 in the first quarter of 2008 as a result of a $101,000 cash contribution by Anglo related to our Pedra Branca project during the first quarter of 2009. During the first quarter of 2008, holders exercised options for 14,500 shares of our common stock for proceeds of $44,000.

(f). Exploration Activities and Contractual Obligations

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2008 mineral property rental and option payments were approximately $492,000. In 2009 we estimate our full-year mineral property rental and option payments to be approximately $368,000. Approximately $106,000 of these payments is reimbursable to us by our joint venture partners.


          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. Newmont elected to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. As of March 31, 2009, we have spent approximately $3,214,000 of this commitment.

           As of March 31, 2009, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $35,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $6,801,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares. We have recorded liability of $103,000 for the fair value of the Kinross Collar, and we have recorded $21,000 as a liability for the April 09 Kinross Call.

(g.) Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2008. Votorantim completed a drilling program at Bongara, during the fourth quarter of 2008 and Votorantim is currently planning to conduct a core drilling program to better define mineralized areas in 2009. The scope of the drilling program is completely at Votorantim's discretion.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo has earned a 30% interest in PBM as of December 31, 2008, as a result of spending a total of $4.0 million on exploration at Pedra Branca. Additionally, the Shareholders Agreement, as amended, provides that Anglo may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($3.0 million in addition to the $4.0 million spent as of December 31, 2008) at Pedra Branca by December 31, 2010. Anglo is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo will be recorded as an increase to additional paid-in capital, less minority interest. Anglo can earn an additional 9% interest in PBM (for a total of 60%) by either (i) completing a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. Newmont elected to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, we have spent approximately $3,214,000 of this commitment. We are planning additional work on our newly-acquired Alliance properties, Cajatambo, Chonta and Excelsior, discussed below during the remainder of 2009.

Yanacocha Royalty Property

          The Yanacocha royalty property consists of a royalty interest in 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. In January 2005, we signed an Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont Peru") that provides us with a sliding scale royalty of between 2% and 5%, less any royalty imposed by the Government of Peru. As part of the agreement, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. See the discussion of the Yanacocha royalty agreement in our Annual Report on Form 10-K for the year ended December 31, 2008.


La Tola Royalty Property

          In August 2007 we signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to our benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSR has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached. Because the Letter of Intent with CSR provides that our ending interest in La Tola will be a 2% net smelter royalty, rather than a working interest, we currently classify the La Tola gold property as a royalty property interest.

Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. We have estimated as of March 31, 2009 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the term of the shareholders' agreement is negative. Accordingly, we reduced our investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future.

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

Cajatambo

          During January and March of 2008 Solitario staked 9,000 hectares of mineral rights at the Cajatambo area in central Peru. We have collected rock and soil samples and have conducted certain geophysical surveys during 2008 in preparation for drilling program which was begun in the fourth quarter of 2008. We are currently awaiting assay results from this drilling program. The Cajatambo property is subject to the provisions of the Newmont Alliance as discussed above.

Chonta

          During March 2008 we entered into an agreement with the underlying property owner for the Chonta property consisting of one claim of 583 hectares. Additionally, we have staked four claims and now hold 4,583 hectares in Solitario's name that enlarges the outer perimeter of the Solitario held land position. We have collected rock and soil samples and are evaluating this property for drilling in the spring or summer of 2009. The Chonta property is subject to the provisions of the Newmont Alliance as discussed above.

Excelsior

          During January 2008 Solitario staked 2,000 hectares of mineral rights in the Excelsior area of central Peru. We have collected rock and soil samples and plan to perform additional geologic work during 2009 to evaluate the property for potential drilling in 2009. The Excelsior property is subject to the provisions of the Newmont Alliance as discussed above.

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

Triunfo

          The 256-hectare Triunfo polymetallic exploration property in Bolivia was acquired in 2003. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling. Claim fees of approximately $300 to the Bolivian government are due in 2009.

La Noria

          During the second quarter of 2008 we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We have recently concluded an access agreement with the surface owner and we will start a reconnaissance exploration program of surface work in the second quarter of 2009.

Espanola

          We optioned the Espanola gold-copper property in western Bolivia in July 2008. During 2009, we plan on conducting limited surface mapping and sampling, and log existing core. Claim fees payable to the government in 2009 are approximately $4,600.

(i) Discontinued Projects

During the first three months of 2009 we abandoned our Purica project and recorded an asset write-down of $10,000. During 2008 we did not abandon any projects.

(j). Critical Accounting Estimates

Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the three months ended March 31, 2009, we have adopted the following accounting policies:

Noncontrolling interests

          Effective January 1, 2009, we adopted SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51." ("SFAS No. 160") SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a consolidated subsidiary that should be reported as a component of equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported in amounts attributable to both our (Solitario's) and the noncontrolling interest. It also requires the inclusion of the noncontrolling interest in the equity section of the consolidated balance sheet separating the portion of equity attributable to our shareholders and the noncontrolling interest. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements to identify our interests and the noncontrolling interests including a reconciliation of the beginning and ending balances of the equity attributable to Solitario and the noncontrolling interest. The presentation and disclosures required by SFAS No. 160 are applied retrospectively for all periods presented.


(k). Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement has a two-year term and terminated on August 31, 2008. Under the agreement, Mr. Jones advised Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones was paid a one time lump sum payment of $160,000, plus he was entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We included $20,000 for consulting expense related to the agreement in general and administrative expense for the three months ended March 31, 2008.

TNR Gold Corp

          We own 1,000,000 shares of TNR that are classified as marketable equity securities available-for-sale and are recorded at their fair market value of $47,000 and $33,000 at March 31, 2009 and December 31, 2008, respectively. Christopher E. Herald, our CEO, is a member of the Board of Directors of TNR.

(l). Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of Accounting Research Bulletin ("ARB") 51 for consistency with the requirements of FASB statement No. 141R. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We adopted SFAS No. 160 on January 1, 2009 and as a result we have retrospectively reported our equity related to our shareholders and the noncontrolling interest held by Anglo Gold of its Pedra Branca Mineracao, Ltd, subsidiary in the equity section of the condensed consolidated balance sheet, as well as reporting the noncontrolling interest in the condensed consolidated statement of operations included with this report.

          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, "Business Combinations (revised 2007)," ("SFAS No. 141R") SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. We adopted SFAS No 141R on January 1, 2009 and it did not have any impact on our financial position, results of operations or cash flows.

          In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. We adopted SFAS No 161 on January 1, 2009 and we have included the required disclosures in our condensed consolidated financial statements.

(m). Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2008 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:


     Our estimates of future exploration, general and administrative and other costs;

     Our estimates of fair value of our investment in shares of Kinross, our stock option liability, the Kinross covered call options and the Kinross Collar;

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

          As of March 31, 2009 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,055,000 and increase other comprehensive income and total shareholders' equity by the same amount, net of deferred taxes of $767,000. Additionally our working capital would also be increased by $268,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $100,000. This increase is based upon all of our 1,150,000 Kinross common shares as of March 31, 2009, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,150,000 Kinross common shares as of March 31, 2009, and is subject to the Kinross Collar discussed above.

(2)     Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2009 a hypothetical increase of ten percent in the price of Kinross common stock would increase our liability under the Kinross Collar by $649,000, net of deferred taxes of $242,000 and increase our net loss in the statement of operations by $407,000. We have also estimated that as of March 31, 2009 a hypothetical decrease of ten percent in the price of Kinross common stock would decrease our liability under the Kinross Collar by $604,000, net of deferred taxes of $225,000 and would decrease our net loss in the statement of operations by $379,000.

(3)     Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2009 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $99,000, net of deferred taxes of $35,000 and increase our net loss in the statement of operations by $64,000. We have also estimated that as of March 31, 2009 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $90,000, net of deferred taxes of $32,000 and would decrease our net loss in the statement of operations by $58,000.

(b) Interest Rate Risks

          We have no material interest rate risks at March 31, 2009 as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our Kinross Collar or our stock option liability at March 31, 2009.

(c) Exchange Rate Risks

          Our stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2009 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $41,000 and increase our net loss in the statement of operations by $26,000, net of deferred taxes of $15,000. We have also estimated that as of March 31, 2009 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability by $41,000 and would decrease our net loss in the statement of operations by $26,000, net of deferred taxes of $15,000.

          We have no other material exchange rate risks as of March 31, 2009, as our assets are generally denominated in United States Dollars. Solitario's cash accounts in foreign subsidiaries not denominated in United States dollars represent the only significant foreign currency denominated assets. Foreign currency denominated cash accounts totaled $227,000 and $326,000, respectively, at March 31, 2009 and December 31, 2008.


Item 4.   Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.  There have been no changes in the Company's internal controls during the quarter ended March 31, 2009 or in other factors that could materially affect the Company's internal controls over financial reporting.

          The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first quarter of 2009, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number          Description
3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario's Form 10-Q filed on August 7, 2008)
3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario's Form 10-Q filed on August 7, 2008)
4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario's Form 10-Q filed on August 7, 2008)
31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

May 8, 2009 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer