Form 10-Q
period 2009-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-08-06
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2009
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number   001-32978

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

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	[ ]	NO	[ ]

     Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non accelerated Filer [ ]	Smaller reporting company [ ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	[ ]	NO	[X]

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of August 3, 2009.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 929	$ 1,942
Investments in marketable equity securities, at fair value	2,723	2,763
Prepaid expenses and other	187	292
Total current assets	3,839	4,997
Mineral properties, net	2,776	2,785
Investments in marketable equity securities, at fair value	17,588	18,453
Other assets	184	228
Total assets	$24,387	$26,463

Liabilities and Equity
Current liabilities:
Accounts payable	$ 216	$ 291
Derivative instruments fair value	166	393
Deferred income taxes	924	884
Other	156	14
Total current liabilities	1,462	1,582
Derivative instrument fair value	-	236
Deferred income taxes	5,539	6,063
Stock option liability	1,278	531
Commitments and contingencies
Equity: Solitario shareholder's equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2009 and December31, 2008)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,750,242 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	297	297
Additional paid-in capital	33,817	33,335
Accumulated deficit	(30,927)	(28,868)
Accumulated other comprehensive income	11,998	12,454
Total Solitario shareholder's equity	15,185	17,218
Noncontrolling interest	923	833
Total equity	16,108	18,051
Total liabilities and equity	$24,387	$ 26,463

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited

(in thousands except per share amounts)	Three months ended June 30,	Six months ended June 30,
	2009	2008	2009	2008
Costs, expenses and other:
Exploration expense	$ 797	$ 1,026	$ 1,478	$ 2,047
Depreciation and amortization	24	25	47	50
General and administrative	1,410	487	1,924	1,223
(Gain) loss on derivative instruments	(3)	864	(530)	2,731
Asset write downs	-	-	10	-
Interest and dividend income	(5)	(10)	(53)	(83)
Gain on sale of assets	-	(17)	-	(32)
Total costs, expenses and other	2,223	2,375	2,876	5,936
Other income -gain on the sale of marketable equity securities	490	796	490	2,583
Loss before income taxes	(1,733)	(1,579)	(2,386)	(3,353)
Income tax benefit	295	130	211	342
Net Loss	(1,438)	(1,449)	(2,175)	(3,011)
Less net loss attributable to noncontrolling interest	50	40	116	88
Net loss attributable to Solitario shareholders	$(1,388)	$(1,409)	$(2,059)	$(2,923)
Loss per common share attributable to Solitario common shareholders:
Basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.10)
Weighted average shares outstanding: Basic and diluted	29,750	29,642	29,750	29,635

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2009	2008
Operating activities:
Net loss	$ (2,059)	$ (2,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on derivative instruments	(530)	2,731
Depreciation and amortization	47	50
Amortization of prepaid consulting contract	-	40
Loss on equity method investment	-	30
Stock option compensation expense	747	17
Asset write down	10	-
Noncontrolling interest	(116)	(88)
Gain on sale of assets	-	(32)
Deferred income tax benefit	(211)	(342)
Gain on sale of marketable equity security	(490)	(2,583)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	105	(61)
Accounts payable and other current liabilities	66	(50)
Net cash used in operating activities	(2,431)	(3,211)
Investing activities:
Additions to mineral properties	-	(100)
Additions to other assets	(3)	(53)
Sale of derivative instrument	66	-
Proceeds from sale of marketable equity securities	667	2,229
Proceeds from sale of other assets	-	32
Net cash provided by investing activities	730	2,108
Financing activities:
Noncontrolling interest equity contribution	688	618
Exercise of stock options for cash	-	92
Net cash provided by financing activities	688	710

Net decrease in cash and cash equivalents	(1,013)	(393)
Cash and cash equivalents, beginning of period	1,942	2,250
Cash and cash equivalents, end of period	$ 929	$1,857

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. We may also evaluate mineral properties to potentially buy a royalty. At June 30, 2009, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ( "Crown") and has been actively involved in minerals exploration since 1993.

           The accompanying interim condensed consolidated financial statements of Solitario for the six months ended June 30, 2009 and 2008 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2009.

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

Recent developments

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at June 30, 2009, which consists of 1,110,000 shares of Kinross common stock. As of June 30, 2009, 610,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." Subsequent to June 30, 2009 Solitario sold 20,000 shares of Kinross for net proceeds of $387,000. On April 14, 2009, 400,000 shares of Kinross were released from the Kinross Collar upon the expiration of both the put and call portion of the Kinross Collar due on that date. As the price of Kinross stock was within the price range of the Kinross Collar, no cash was paid or received upon the expiration of this tranche of the Kinross Collar. As of August 3, 2009 the 550,000 Kinross shares not subject to the Kinross Collar or the Kinross November 09 Kinross Call, discussed below, have a value of approximately $11.0 million based upon the market price of $20.00 per Kinross share. During the three and six months ended June 30, 2009 Solitario sold 40,000 Kinross common shares for net proceeds of $667,000 and recorded a gain on sale of $490,000 during the three and six months ended June 30, 2009. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

          As a result of dividends of $0.04 per share that Kinross paid September 30, 2008 and March 31, 2009 and 2008, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of June 30, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 13, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. On April 14, 2009, the tranche of the Kinross Collar due on that date expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As of August 3, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.


          On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. Solitario sold the option for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. Solitario sold the option for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. During the six months ended June 30, 2009, Solitario recorded a gain on derivative instruments of $116,000 on the February 09 Kinross Calls upon their expiration.

          On March 31, 2009 Solitario sold a covered call option covering 50,000 shares of Kinross (the "April 09 Kinross Call") for $21,000. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the six months ended June 30, 2009.

          On April 16, 2009 Solitario sold a covered call option covering 40,000 shares of Kinross (the "August 09 Kinross Call") for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. As of June 30, 2009, Solitario has recorded a current liability of $108,000 for the fair value of the August 09 Kinross Call and recorded a loss on derivative instrument of $63,000 for the three and six months ended June 30, 2009. Subsequent to June 30, 2009, Solitario repurchased the August 09 Kinross Call for cash of $125,000 and concurrently Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009 (the "November 09 Kinross Call") for $158,000.

Stock compensation plans

          Solitario accounts for its stock options under the provisions of SFAS No. 123R. Pursuant to SFAS 123R Solitario classifies its stock options as liabilities as they are priced in Canadian dollars and our functional currency is United States dollars. Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, the exchange rate between the US dollar and the Canadian dollar, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility based upon the daily quoted price of Solitario's common stock on the Toronto Stock Exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and stock-based compensation expense could have been materially different from that reported.

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

          Solitario granted 519,000 options during the three and six months ended June 30, 2009. The options were granted on May 19, 2009, with a grant date fair value of $339,000, based upon a Black-Scholes option pricing model resulting in a weighted average fair value of $0.65 per share. There were no options granted during the three and six months ended June 30, 2008.

          There were no options exercised in the three and six months ended June 30, 2009. Options for 60,000 and 74,500 shares, respectively, were exercised in the three and six months ended June 30, 2008 for proceeds of $48,000 and $92,000, respectively. The intrinsic value of the shares issued on the date of exercise during the three and six months ended June 30, 2008 was $246,000 and $282,000, respectively.


          At June 30, 2009 and December 31, 2008, the fair value of outstanding options granted under the Solitario Resources Corporation 2006 Stock Option Incentive Plan (the "2006 Plan") was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.86550 and 0.81830, respectively.

Fair Value at June 30, 2009
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07	5/19/09
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53	$1.55
Options outstanding	1,548,000	5,000	100,000	482,000	519,000
Expected life	2.0 yrs	2.6 yrs	3.0 yrs	3.2 yrs	4.89 yrs
Expected volatility	66%	59%	59%	59%	57%
Risk free interest rate	1.2%	1.96%	2.0%	2.0%	2.7%
Weighted average fair value	$0.60	$0.37	$0.35	$0.44	$1.18
Portion of vesting at measurement date	100%	85.4%	76.0%	72.9%	27.1%
Fair value of outstanding vested options	$929,000	$1,000	$27,000	$155,000	$166,000

Fair Value at December 31, 2008
Grant Date	6/27/06	2/07/07	6/14/07	9/07/07
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.77	$4.38	$5.12	$4.53
Options outstanding	1,548,000	5,000	100,000	482,000
Expected Life	2.5 yrs	3.1 yrs	3.5 yrs	3.7 yrs
Expected volatility	57%	54%	54%	53%
Risk free interest rate	0.8%	1.0%	1.0%	1.3%
Weighted average fair value	$0.33	$0.20	$0.19	$0.24
Portion of vesting at measurement date	87.5%	72.9%	63.5%	58.3%
Fair value of outstanding vested options	$450,000	$1,000	$12,000	$68,000

          During the three and six months ended June 30, 2009, Solitario recognized $868,000 and $747,000, respectively, in stock option compensation expense. During the three months ended June 30, 2008, Solitario recognized $85,000 in stock option compensation benefit and during the six months ended June 30, 2008 Solitario recognized $17,000 in stock option compensation benefit.

          The following table summarizes the activity for stock options outstanding under the 2006 Plan as of June 30, 2009, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	2,135,000	$3.28
Granted	519,000	$1.55
Exercised
Forfeited	-
Outstanding at June 30, 2009	2,654,000	$2.98	2.8	$323,000
Exercisable at June 30, 2009	1,582,500	$3.03	2.4	$ 81,000

(1)The intrinsic value at June 30, 2009 based upon the option exercise price less the quoted market price of Cdn$2.27 per share for our common stock on the TSX and an exchange ratio of 0.86550 Canadian dollars per United States dollar.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2009 and 2008.


          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,654,000, of potential common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2009 and approximately 2,220,000 for the three and six months ended June 30, 2008 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash). On April 14, 2009, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar that expired on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As the result of a dividend that Kinross paid on March 31, 2009 and 2008 and September 30, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of June 30, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 13, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. As of August 3, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 500,000 shares of the total shares Solitario owns as of June 30, 2009, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold prices discussed above during the term of the respective tranches.

          Solitario has not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. Solitario recorded a derivative instrument liability of $58,000 and $513,000, respectively, for the fair market value of the Kinross Collar as of June 30, 2009 and December 31, 2008. Solitario recorded a gain of $45,000 and $456,000, respectively, in gain (loss) on derivative instrument during the three and six months ended June 30, 2009 and an unrealized loss of $864,000 and $2,731,000, respectively, in gain (loss) on derivative instrument during the three and six months ended June 30, 2008 for the change in the fair value of the Kinross Collar.

          On December 10, 2008, Solitario sold the February 09 Kinross Calls. The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. The option was sold by Solitario for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. The option was sold by Solitario for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. Solitario recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the six months ended June 30, 2009.

          On March 31, 2009, Solitario sold the April 09 Kinross Call covering 50,000 shares of Kinross. The call option had a strike price of $20.00 per share and expired unexercised in April 2009. Solitario sold the option for $21,000. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the six months ended June 30, 2009.


          On April 16, 2009 Solitario sold the August 09 Kinross Call for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. As of June 30, 2009, Solitario has recorded a current liability of $108,000 for the fair value of the August 09 Kinross Call and recorded a loss on derivative instrument of $63,000 for the three and six months ended June 30, 2009. Subsequent to June 30, 2009, Solitario repurchased the August 09 Kinross Call for cash of $125,000 and concurrently Solitario sold the November 09 Kinross Call for $158,000.

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

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008:

(in thousands)	Liability Derivatives
	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133
Kinross Collar	Current liabilities	$ 58	$277
Kinross Collar	Long-term liabilities	-	236
February 09 Kinross Call	Current liabilities	-	116
April 09 Kinross Call	Current liabilities	-	-
August 09 Kinross Call	Current liabilities	108	-
Total derivatives		$166	$629

          The following amounts are included in Gain (loss) on derivative instruments in the condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Kinross Collar	$ 45	$ (864)	$ 456	$ (2,731)
February 09 Kinross Call	-	-	116	-
April 09 Kinross Call	21	-	21	-
August 09 Kinross Call	(63)	-	(63)	-
Total derivatives	$ 3	$ (864)	$ 530	$ (2,731)

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

The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009:

(in thousands)	Level 1	Level 2	Total
Assets
Marketable equity securities	$20,311	-	$20,311
Liabilities
August 09 Kinross Call	$108	-	$108
Kinross Collar derivative instrument	-	$58	$ 58

The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008:

(in thousands)	Level 1	Level 2	Total
Assets
Marketable equity securities	$21,216	-	$21,216
Liabilities
February 09 Kinross Calls	$116	-	$116
Kinross Collar derivative instrument	$ -	$513	$513

Marketable equity securities: At June 30, 2009 and December 31, 2008 the fair value of our marketable equity securities are based upon quoted market prices.

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

Covered call options: The February 09 Kinross Calls, the April 09 Kinross Call and the August 09 Kinross Call are exchange traded options and fair values are based upon quoted market prices. See Derivative instruments above.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $20,311,000 and $21,216,000, respectively, and cost of $1,301,000 and $1,478,000, respectively, at June 30, 2009 and December 31, 2008. Solitario has accumulated other comprehensive income for unrealized holding gains of $19,010,000 and $19,738,000, respectively, net of deferred taxes of $7,012,000 and $7,284,000, respectively, at June 30, 2009 and December 31, 2008 related to our marketable equity securities. Solitario sold 40,000 shares of its Kinross common stock during the three and six months ended June 30, 2009 for gross proceeds of $667,000. Solitario sold 42,920 and 142,920 shares, respectively, of its Kinross common stock during the three and six months ended June 30, 2008 for gross proceeds of $986,000 and $2,229,000, respectively. Solitario has classified $2,723,000 and $2,763,000, respectively, of marketable equity securities as current, as June 30, 2009 and December 31, 2008, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.


          The following table represents changes in marketable equity securities (000's).

(in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Gross cash proceeds	$ 667	$ 986	$ 667	$ 3,215
Cost	177	190	177	632
Gross gain on sale included in earnings during the period	490	796	490	2,583
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $142 and $(88) for the three and six months ended June 30, 2009 and $665 and $2,532 for the three and six months ended June 30, 2008	238	1,117	(149)	4,257
Reclassification adjustment for gains included in earnings during the period, net of tax of $183 for the three and six months ended June 30, 2009 and $297 and $963 for the three and six months ended June 30, 2008.	(307)	(499)	(307)	(1,619)

Revenue Recognition

          Solitario records any proceeds from the sale of property interests subject to joint ventures or shareholder agreements as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue. To the extent such proceeds are made in connection with properties subject to a joint venture or shareholder agreement where no property interests are transferred, the proceeds are recorded as revenue in accordance with the terms of the joint venture or shareholder agreement. During the three and six months ended June 30, 2009 and 2008 Solitario recorded no joint venture or property payment revenues.

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

          In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Solitario adopted the provisions of FSP 157-2 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.


          In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario adopted SFAS No. 161 on January 1, 2009 and has included the required disclosures in our condensed consolidated financial statements. In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. Solitario adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009. The adoption of SFAS No. 165 had no impact on Solitario's consolidated financial position, results of operations or cash flows.

          In June 2009, the FASB issued FASB Statement of Financial Accounting Standard No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("SFAS No. 168" or "the Codification"). SFAS No. 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for Solitario's interim quarterly period beginning July 1, 2009. Except for required changes to references to authoritative accounting literature in the Codification, Solitario does not expect the adoption of SFAS No. 168 to have an impact on its consolidated financial position, results of operations or cash flows.

 2.       Comprehensive income (loss)

          The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss attributable to Solitario shareholders	$(1,388)	$(1,409)	$(2,059)	$ (2,923)
Unrealized (loss) gain on marketable equity securities, net of related tax effects	(69)	618	(456)	2,638
Comprehensive loss	$(1,457)	$(791)	$(2,515)	$ (285)

3.       Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Geologic, drilling and assay	$ 324	$ 266	$ 502	$ 634
Field expenses	219	391	412	737
Administrative	254	381	564	714
Joint venture reimbursement	-	(12)	-	(38)
Total exploration costs	$ 797	$1,026	$1,478	$2,047


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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,463,000 and $6,947,000 at June 30, 2009 and December 31, 2008.

          During the three and six months ended June 30, 2009, Solitario recorded a deferred tax benefit of $295,000 and $211,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three months ended June 30, 2009 of $142,000 related to net unrealized losses of $380,000 on marketable equity securities. Solitario recorded deferred tax expense during the six months ended June 30, 2009 of $89,000 related to net unrealized gains of $238,000 on marketable equity securities. Solitario transferred deferred tax expense of $183,000 from unrealized gain (loss) on marketable equity securities related to the gain on sale of Kinross of $490,000 upon the sale of 40,000 shares of Kinross during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, Solitario recorded a deferred tax benefit of $130,000 and $342,000, respectively, in the statement of operations. Solitario recorded a deferred tax expense during the three and six months ended June 30, 2008 of $665,000 and $2,532,000, respectively, to other comprehensive income related to net unrealized gains of $1,782,000 and $6,789,000, respectively, on marketable equity securities.

5.     Financial Market Risk

          Approximately $738,000 of Solitario's $929,000 cash as of June 30, 2009 is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At June 30, 2009, $191,000 of our cash is held in a United States Bank, $8,000 and $10,000, respectively, are held in the United States in money market funds managed by UBS and Black Rock Financial Advisors. The balance of our cash is held in foreign banks in Canada, Brazil, Peru and Mexico.

          Solitario's Kinross Collar is subject to certain counterparty risk if, on the date that shares subject to the Kinross Collar are due, the price of Kinross common stock is below the Floor Price and UBS is unable to pay the differential between the market price and the Floor Price. See a discussion of the Kinross Collar under "Derivative instruments," above.


6.       Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement terminated on August 31, 2008. Under the agreement, Mr. Jones advised Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones was paid a onetime lump sum payment of $160,000, plus he was entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario included $20,000 and $40,000 for consulting expense related to the agreement in general and administrative expense for the three and six months ended June 30, 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR that are classified as marketable equity securities available-for-sale and are recorded at their fair market value of $164,000 and $33,000 at June 30, 2009 and December 31, 2008, respectively. Christopher E. Herald, our CEO, was a member of the Board of Directors of TNR until June 3, 2009.

7.     Stockholder's Equity and Noncontrolling Interest

          The following provides a reconciliation of the beginning and ending balances of Solitario Shareholder's equity and Anglo's 30% and 15%, respectively, noncontrolling interest in our consolidated subsidiary PBM for the three and six months ended June 30, 2009 and 2008. PBM has no debt or other guarantee obligations as of June 30, 2009 and December 31, 2008.
(in thousands)	Three months ended June 30, 2009		Six months ended June 30, 2009
	Shareholder's Equity	Noncontrolling Interest	Shareholder's Equity	Noncontrolling Interest
Beginning balance	$ 16,231	$ 797	$ 17,218	$ 832
Noncontrolling interest equity contribution	411	176	482	207
Comprehensive income:
Net loss	(1,388)	(50)	(2,059)	(116)
Net unrealized loss on marketable equity securities (net of tax of $41 and $271)	(69)	-	(456)	-
Comprehensive loss	(1,457)	(50)	(2,515)	(116)
Ending balance	$ 15,185	$ 923	$ 15,185	$ 923

(000's)	Three months ended June 30, 2008		Six months ended June 30, 2008
	Shareholder's Equity	Noncontrolling Interest	Shareholder's Equity	Noncontrolling Interest
Beginning balance	$ 18,554	$ 340	$ 17,968	$ 388
Shares issued on option exercise for cash	292	-	372	-
Noncontrolling interest equity contribution	526	92	526	92
Comprehensive income:
Net loss	(1,409)	(40)	(2,923)	(88)
Net unrealized loss on marketable equity securities (net of tax of $368 and $1,567)	618	-	2,638	-
Comprehensive loss	(791)	(40)	(285)	(88)
Ending balance	$ 18,581	$ 392	$ 18,581	$ 392

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

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We may also evaluate mineral properties to potentially buy a royalty. At June 30, 2009 we had 15 exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. We are conducting exploration activities in all of those countries.

(b). Recent Developments

          We have a significant investment in Kinross Gold Corporation ("Kinross") at June 30, 2009, which consists of 1,110,000 shares of Kinross common stock. As of June 30, 2009, 610,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." Subsequent to June 30, 2009 we sold 20,000 shares of Kinross for net proceeds of $387,000. On April 14, 2009, 400,000 shares of Kinross were released from the Kinross Collar upon the expiration of both the put and call portion of the Kinross Collar due on that date. As the price of Kinross stock was within the price range of the Kinross Collar, no cash was paid or received upon the expiration of this tranche of the Kinross Collar. As of August 3, 2009 the 550,000 Kinross shares not subject to the Kinross Collar or the Kinross November 09 Kinross Call, discussed below, have a value of approximately $11.0 million based upon the market price of $20.00 per Kinross share. During the three and six months ended June 30, 2009 we sold 40,000 Kinross common shares for net proceeds of $667,000 and recorded a gain on sale of $490,000 during the three and six months ended June 30, 2009 on the sale of those shares. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

          As a result of dividends of $0.04 per share that Kinross paid September 30, 2008 and March 31, 2009 and 2008, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of June 30, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 13, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. On April 14, 2009, the tranche of the Kinross Collar due on that date expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As of August 3, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          On December 10, 2008, we sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. We sold the first call option for $65,000 cash and it had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. We sold the second option for $39,000 cash and it had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. During the six months ended June 30, 2009, we recorded a gain on derivative instruments of $116,000 on the February 09 Kinross Calls upon their expiration.

          On March 31, 2009 we sold a covered call option covering 50,000 shares of Kinross (the "April 09 Kinross Call") for $21,000. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the six months ended June 30, 2009.


          On April 16, 2009 we sold a covered call option covering 40,000 shares of Kinross (the "August 09 Kinross Call") for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. As of June 30, 2009, we have recorded a current liability of $108,000 for the fair value of the August 09 Kinross Call and recorded a loss on derivative instrument of $63,000 for the three and six months ended June 30, 2009. Subsequent to June 30, 2009, we repurchased the August 09 Kinross Call for cash of $125,000 and concurrently we sold a covered call option covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009 (the "November 09 Kinross Call") for $158,000.

          During the six months ended June 30, 2009, we did not add any new mineral properties. During the six months ended June 30, 2009, we wrote down our Purica project in Mexico and recorded an asset write-down of $10,000.

(c). Results of Operations

Comparison of the quarter ended June 30, 2009 to the quarter ended June 30, 2008

          We had a net loss of $1,388,000 or $0.05 per basic and diluted share for the three months ended June 30, 2009 compared to a loss of $1,409,000 or $0.05 per basic and diluted share for the three months ended June 30, 2008. As explained in more detail below, the primary reason for the reduction in the loss for the three months ended June 30, 2009 compared to the loss in the same period of 2008 was a reduction in our exploration expense in 2009 compared to 2008 as well as a decrease in our loss on derivative instruments to a gain of $3,000 during the three months ended June 30, 2009 compared to a loss of $864,000 during the three months ended June 30, 2008. These changes were partially offset by an increase in our general and administrative costs, primarily related to our stock option compensation expense of $868,000 during the three months ended June 30, 2009 compared to a stock option compensation benefit of $85,000 during the three months ended June 30, 2008. In addition, we recorded a gain of $490,000 from the sale of our Kinross stock during the three months ended June 30, 2009 compared to a gain of $796,000 during the three months ended June 30, 2008. These fluctuations caused an increase in our pre-tax loss during 2009 compared to 2008, including our unrealized gain on derivative instruments discussed below, we recorded an income tax benefit of $295,000 during the three months ended June 30, 2009 compared to an income tax benefit of $130,000 during the three months ended June 30, 2008. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $797,000 during the second quarter of 2009 compared to $1,026,000 in the second quarter of 2008. We were hampered by weather and permitting delays during the second quarter of 2009 in starting two of three planned drilling programs at Chonta and Pedra Branca. We anticipate these programs will be completed during the third quarter of 2009 and as a result our expenditures may increase in the third quarter of 2009. Also during 2008 we completed drilling programs at Mercurio and Cajatambo, where we did not undertake similar programs during 2009. In addition because of the recent economic uncertainties, including a reduction in the price of commodities during 2009 compared to prior years, we have been more conservative in our property exploration expenditures including on our Alliance properties (defined below) than in the past. These uncertainties have caused many smaller exploration and mining companies to reduce their activities and in some cases have caused exploration companies to go out of business. The downturn in the prospects for small mining companies has also reinforced the need for all companies including ours to be more selective in our exploration efforts. We anticipate our full year 2009 exploration activities may be at a lower level than in the same periods of 2008. However, we have increased certain selected portions of our exploration activities related to reconnaissance and evaluation for acquisition of other mineral properties. We continued our exploration activities associated with the Strategic Alliance upon the signing of the Alliance Agreement in January 2005, discussed below under "Joint Ventures." As a result of our joint ventures with Votorantim on our Bongara and Chambara properties, and the funding of exploration expense by Anglo Platinum on our Pedra Branca project, which are discussed below under the heading "Joint Venture, Royalty and the Strategic Alliance Properties," our internal exploration expense was reduced during the second quarter of 2009 compared to 2008, when we were conducting more project exploration activities on our own. During the three months ended June 30, 2008, exploration expenses of $11,000 were offset by joint venture reimbursements by Anglo Platinum on our Pedra Branca project.


No similar reimbursements were made during 2009. We continued to perform sampling and exploration in our Alliance Project Areas, discussed below, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2009 and our full year 2009 exploration expenditure budget is approximately $4,404,000. This budget includes approximately $1,500,000 for the Pedra Branca project, which will be funded by capital contributions from Anglo. The primary factors in our decision to not increase exploration expenditures in 2009 relate to a reduction in non-gold commodity prices and a downturn in equity prices for mineral exploration companies. This reduction in exploration activity will allow us to conserve our limited resources in the event of a longer term down turn in the mineral exploration industry.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2009 and 2008 consisted of the following:
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
Project Name	2009	2008	2009	2008
Newmont Strategic Alliance	$ 28	$ 17	$ 56	$ 235
Chonta	250	106	349	123
Pedra Branca, net	129	282	300	504
Pachuca	36	17	63	21
Cerro Azul	42	-	61	-
La Promessa	36	-	59	-
Cajatambo	48	169	53	264
Mercurio	26	82	43	410
Purica	-	40	31	40
Bongara	16	-	16	1
La Noria	5	-	5	-
Espanola	-	-	5	-
Chambara	3	39	3	39
Santiago	3	1	3	1
Paria Cruz	2	4	2	4
Titicayo	-	1	-	25
Triunfo	-	-	-	3
La Tola	-	1	-	3
Excelsior	-	-	-	2
Reconnaissance	173	267	429	372
Total exploration expense	$797	$1,026	$1,478	$2,047

          General and administrative costs, excluding stock option compensation costs discussed below, were $542,000 during the second quarter of 2009 compared to $587,000 in the second quarter of 2008. The slight decrease in costs were from reductions in travel costs to $10,000 in the three months ended June 30, 2008 compared to $52,000 in the second quarter of 2008. We significantly reduced our non-exploration travel and office expenses, partially in line with our reduced exploration activities. Corporate office expenses were also reduced to $45,000 during the second quarter of 2009 compared to $60,000 in 2008. We also recorded a $20,000 consulting fee to a related party during the three months ended June 30, 2008, discussed below, and had no similar expense during the three months ended June 30, 2009. Partially offsetting these reductions in general and administrative costs was an increase in legal and accounting costs to $114,000 during the three months ended June 30, 2009 compared to $71,000 in the same period of 2008. The increased costs were primarily related to the restatement of prior year financial statements for 2006, 2007 and 2008, which was completed during 2009. The remaining components of general and administrative costs were comparable for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We anticipate our full year general and administrative costs during 2009 will be comparable to our general and administrative costs during 2008.


          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended June 30, 2009, we recognized a stock-based compensation expense of $868,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation benefit of $85,000 recognized during the three months ended June 30, 2008. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the three months ended June 30, 2009 we sold 40,000 shares of Kinross for net proceeds of $667,000 and accordingly recorded a $490,000 gain on sale. During the three months ended June 30, 2008 we sold 42,920 shares of Kinross for net proceeds of $986,000 and recorded a gain on sale of $796,000. We received an average price of $16.75 per share on the sale of our Kinross shares during the three months ended June 30, 2009 compared to an average price of $22.97 per share during the three months ended June 30, 2008, which accounted for the majority of the lower gain and proceeds during 2009. We anticipate we will sell additional shares of Kinross during the remainder of 2009 to fund our ongoing expenditures for exploration and general and administrative costs. See also "Liquidity and Capital Resources," below.

          We record our investment in the Kinross Collar based upon a Black-Scholes model of the components of the Kinross Collar at each period end, as discussed below under Derivative Instruments in "Liquidity and Capital Resources" below. The large decrease in the loss on Derivative instruments to a gain of $3,000 in the three months ended June 30, 2009 compared to a loss of $864,000 in the three months ended June 30, 2008 is primarily related to changes in the Kinross Collar including: (i) an increase in the price per share of Kinross common stock during the three months ended June 30, 2008 from $22.11 on March 31, 2008 to $23.61 on June 30, 2008 compared to an increase in the price per share of Kinross common stock during the three months ended June 30, 2009 from $17.87 on March 31, 2009 compared to $18.15 on June 30, 2009; (ii) one less year remaining length of time under the Kinross Collar during 2009 compared to 2008; and (iii) a reduction in the number of shares covered under the Kinross Collar to 500,000 shares at June 30, 2009, compared to 900,000 shares covered under the Kinross Collar at June 30, 2008. Any future changes in the value of the Kinross Collar are dependent on several factors related to the price and volatility of a share of Kinross common stock and the remaining term of the shares covered by the Kinross Collar.

         During the three months ended June 30, 2009, depreciation and amortization expense was comparable to the prior year period. We amortize these assets over a three year period. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2009.

          During the second quarter of 2009, we recorded interest and dividend income of $5,000 compared to interest and dividend income of $10,000 during the same period in 2008. The decrease was a result of smaller cash balances and lower interest rates during the first quarter of 2009 compared to 2008, primarily as a result of smaller proceeds on fewer sales of Kinross stock during 2009 discussed above.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended June 30, 2009 and 2008 we did not record any property write-down or impairments.


          We recorded deferred tax benefit of $295,000 during the second quarter of 2009 compared to a benefit of $130,000 during the second quarter of 2008. The increase in tax benefit is primarily related to Solitario recording changes in non-cash timing differences that adjust our United States expenditures to a net deferred taxable position during the second quarter of 2009 as a result of the stock option compensation expense, the gain on derivatives related to the Kinross Collar and a reduction in United States general and administrative costs, discussed above, compared to the same items during the three months ended June 30, 2008. We do not anticipate having any currently payable income taxes due to the use of previously generated net operating loss carryforwards. Our current net operating losses on United States activities are expected to be available to offset future taxable income related to our future sales of Kinross common stock through the end of 2009. In addition, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

          We had a loss of $2,059,000 or $0.07 per share for the six months ended June 30, 2009 compared to a loss of $2,923,000 or $0.10 per share for the six months ended June 30, 2008. The primary reason for the reduction in the loss in the six months ended June 30, 2009 from the loss in the same period of 2008 was a reduction in exploration expense and a gain on derivative instruments of $530,000 during the six months ended June 30, 2009 compared to a loss on the derivative instruments of $2,731,000 in the six months ended June 30, 2008. As explained below, this change in the derivative instruments is primarily related to the change in value of our Kinross Collar, which is, in turn, affected by the price of a share of Kinross stock. These reductions in costs were partially offset by an increase in our stock option compensation expense included in general and administrative costs to $747,000 during the six months ended June 30, 2009 compared to $17,000 during the first six months of 2008. Each of these items is discussed in more detail below.

          Our exploration expense decreased to $1,478,000 during the first six months of 2009 compared to $2,047,000 in the first six months of 2008. This was primarily due to delays in permitting certain drilling projects at our Chonta, Pedra Branca and La Promessa projects. We anticipate completing our drilling projects at Chonta and Pedra Branca during the third quarter of 2009. In addition, as discussed above, we decreased our exploration activities on our strategic alliance properties and did not have drilling programs at either Mercurio or Cajatambo during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These decreases were partially offset by increases in certain reconnaissance exploration activities during 2009 compared to 2008. These changes are detailed in the exploration expense table shown above.

          Excluding the $747,000 and $17,000, respectively, of stock-option compensation expense during the first half of 2009 and 2008, discussed below, other general and administrative costs were $1,177,000 during the first six months of 2009 compared to $1,205,000 in the same period of 2008. Salary and benefits expense increased to $643,000 in the first six months of 2009 compared to $601,000 in the first six months of 2008. Legal and accounting costs increased to $216,000 in the first six months of 2009 compared to $152,000 in the first six months of 2008, primarily related to the restatement discussed above. However these increases were offset by (i) a $40,000 decrease in consulting expense to a related party, discussed below; (ii) a decrease in office and insurance expense to $132,000 in the first six months of 2009 compared to $160,000 in the first six months of 2008; and (iii) a decrease in our travel and shareholder services expenses to $186,000 in the first six months of 2009 compared to $257,000 in the same period of 2008. These decreases were partially related to the decreased exploration activity discussed above.

          We account for our employee stock options under the provisions of SFAS No. 123R, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the six months ended June 30, 2009, we recognized a stock-based compensation expense of $747,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation expense of $17,000 recognized during the six months ended June 30, 2008. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.


          During the first six months of 2009 we sold 40,000 shares of Kinross for net proceeds of $667,000 and recorded a gain on sale of $490,000. During the first six months of 2008 we sold 142,920 shares of Kinross for net proceeds of $2,229,000 and recorded a gain on sale of $2,583,000. See also "Liquidity and Capital Resources," below.

        We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the six months ended June 30, 2009 we recorded an asset write-down of $10,000 related to our Purica project in Mexico. During the six months ended June 30, 2008 we recorded no property impairments.

          During the first six months of 2009 we recorded interest and dividend income of $53,000 compared to interest income of $83,000 during the same period in 2008. The decrease was a result of smaller cash balances during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of the lower sales of Kinross stock, discussed above.

        We recorded deferred tax benefit of $211,000 during the first six months of 2009 compared to a deferred tax benefit of $342,000 during the same period of 2008 related to the expected benefit of the currently generated net operating losses on United States activities. The increased in the deferred tax benefit in 2009 compared to 2008 primarily related to the increase in stock option compensation expense, discussed above. Note the changes in our exploration activities do not have a significant affect on our recorded deferred tax benefit, as these costs are incurred in jurisdictions outside of the United States and we provide a full valuation allowance against any net operating losses generated.

(d). Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2009 and December 31, 2008, we owned 1,110,000 shares and 1,150,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $20,147,000 and $21,183,000 at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, 500,000 of these 1,110,000 shares are subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $164,000 and $33,000 as of June 30, 2009 and December 31, 2008, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the three and six months ended June 30, 2009, we recorded an unrealized gain (loss) on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $380,000 and $(238,000), respectively, less related deferred tax (expense) benefit of $(142,000) and $89,000, respectively . During the three and six months ended June 30, 2009, we reclassified $490,000 of unrealized gain on marketable equity securities, net of related deferred taxes of $183,000 to gain on sale of marketable equity securities as a result of the sale of 40,000 shares of Kinross. During the three and six months ended June 30, 2008, we recorded a loss on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $1,782,000 and $6,789,000, respectively, less related deferred tax benefit of $665,000 and $2,532,000, respectively. We reclassified $796,000 and $2,583,000, respectively, of unrealized gain on marketable equity securities, net of related deferred taxes of $297,000 and $963,000, respectively, to gain on sale of marketable equity securities as a result of the sale of 42,920 and 142,920 shares of Kinross, respectively. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The share price of Kinross common stock has varied from a high of $20.98 per share to a low of $6.85 per share during the 52 weeks ended June 30, 2009.


Hedge of the Investment in Kinross

           On October 12, 2007 we entered the Kinross Collar whereby we pledged 900,000 shares of Kinross common shares to be sold (or delivered back to us with any differences settled in cash). On April 14, 2009, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar due on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. In accordance with the terms of the Kinross Collar, as the result of a dividend that Kinross paid on March 31, 2008, and 2009 and September 30, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of June 30, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 12, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. As of August 3, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          We have not designated the Kinross Collar as a hedging instrument as described in SFAS No. 133 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three and six months ended June 30, 2009, we recorded a gain on derivative instrument of $45,000 and $455,000, respectively. During the three and six months ended June 30, 2008, we recorded a loss on derivative instrument of $864,000 and $2,731,000, respectively. We have recorded a derivative instrument liability of $58,000 and $513,000, respectively, for the fair market value of the Kinross Collar as of June 30, 2009 and December 31, 2008.

          On December 10, 2008, we sold the February 09 Kinross Calls. The calls expired unexercised in February 2009. We recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the six months ended June 30, 2009.

          On March 31, 2009 we sold the April 09 Kinross Call. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. We sold the option for $21,000 and recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the six months ended June 30, 2009. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009.

           On April 16, 2009 we sold the August 09 Kinross Call for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. As of June 30, 2009, we have recorded a current liability of $108,000 for the fair value of the August 09 Kinross Call and recorded a loss on derivative instrument of $63,000 for the six months ended June 30, 2009. Subsequent to June 30, 2009, we repurchased the August 09 Kinross Call for cash of $125,000 and we concurrently sold the November 09 Kinross Call for $158,000.

Working Capital

          We had working capital of $2,377,000 at June 30, 2009 compared to working capital of $3,415,000 as of December 31, 2008. Our working capital at June 30, 2009 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,110,000 shares of Kinross common stock of $2,723,000, less related current deferred taxes of $924,000. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and have forecasted the sale of 150,000 shares of Kinross during 2009 for expected proceeds of $2,430,000. Subsequent to June 30, 2009, we sold 20,000 shares for net proceeds of $387,000. We intend to use funds received from the sale of Kinross shares primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $929,000 as of June 30, 2009 compared to $1,942,000 at December 31, 2008. As of June 30, 2009, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.


Stock-Based Compensation Plans

          During the first six months of 2009, no options were exercised from the 2006 Plan. During the three and six months ended June 30, 2009, we granted 519,000 options from the 2006 Plan. The options have a five year term, vest 25% on date of grant and 25% on each of the next three anniversary dates and have an exercise price of Cdn$1.55 per share. The activity for stock options outstanding under the 2006 Plan as of June 30, 2009 and 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements, under the title "Stock compensation plans."

          We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2009. None of our outstanding options from the 2006 Plan expire during 2009 or 2010. The stock option liabilities of $1,278,000 and $531,000, respectively, as of June 30, 2009 and December 31, 2008 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

(e). Cash Flows

          Net cash used in operations during the six months ended June 30, 2009 decreased to $2,431,000 compared to $3,211,000 for the six months ended June 30, 2008 primarily as a result of decreased non-stock-option- compensation, general and administrative expenses and decreased exploration expense. We also had a net decrease in prepaid expenses and other current assets of $105,000 during the six months ended June 30, 2009, compared to an increase of $61,000 during the six months ended June 30, 2008, primarily related to a decrease in certain refundable tax payments in 2009. We also had an increase in net accounts payable and other current liabilities of $66,000 in the six months ended June 30, 2009 compared to a decrease in accounts payable and other current liabilities of $50,000 in the six months ended June 30, 2008.

          We provided $730,000 in cash from investing activities during the six months ended June 30, 2009 compared to $2,108,000 during the six months ended June 30, 2008 primarily related to proceeds of $667,000 from the sale of 40,000 shares of Kinross stock for the six months ended June 30, 2009 compared to proceeds from the sale of 142,920 shares of Kinross stock of $2,229,000 during the six months ended June 30, 2009. In addition we used $100,000 for acquisition of mineral property in the first six months ended June 30, 2008 and there were no additions recorded to mineral property during the six months ended June 30, 2009. We also acquired additional furniture and fixtures of $3,000 during 2009compared to $53,000 during 2008.

          Net cash provided from financing activities decreased to $688,000 in the six months ended June 30, 2009 from $710,000 in the six months ended June 30, 2008 primarily as a result of no options being exercised from our 2006 Plan during the six months ended June 30, 2009 compared to the exercise of options for 74,000 shares of our common stock for proceeds of $92,000 during the six months ended June 30, 2008. In addition we received equity contributions by Anglo to our Pedra Branca subsidiary of $688,000 and $618,000, respectively, during the six months ended June 30, 2009 and 2008.

(f) Off-balance sheet arrangements

          As of June 30, 2009 and December 31, 2008 we have no off-balance sheet obligations.

(g). Exploration Activities, Environmental Compliance and Contractual Obligations

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


          We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (defined below) we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Overseas Exploration Limited ("Newmont Exploration") and us. Newmont elected to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. As of June 30, 2009, we have spent approximately $3,641,000 of this commitment.

Environmental Compliance

          We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. However the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three and six months ended June 30, 2009 and 2008, we have not capitalized any costs related to environmental control facilities. We do not anticipate our current or planned exploration activities will result in any material new or additional environmental expenditures or liabilities in the future.

Contractual Obligations

           As of June 30, 2009, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $35,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $6,463,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable in the future as we sell the Kinross shares. As of June 30, 2009, we have recorded a current liability of $58,000 for the fair value of the Kinross Collar, and $108,000 for the fair value of the August 09 Kinross Call.

(h). Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2008. Votorantim completed a drilling program at Bongara, during the fourth quarter of 2008 and Votorantim recently completed a core drilling program. Drill hole assay results are currently pending. The scope of further work, if any, is completely at Votorantim's discretion.

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


Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Exploration, to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. Newmont elected to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, we have spent approximately $3,641,000 of this commitment. We are planning additional work on our newly-acquired Alliance properties, Cajatambo and Chonta, discussed below during the remainder of 2009. We anticipate spending the total qualified exploration expenditures under the Alliance Agreement during the third quarter of 2009. Upon spending the total qualified exploration expenditures, any existing Alliance properties and, for a period of two years after the date of spending the total of the qualified exploration expenditures, any new properties found within the Alliance project Areas will be subject to the terms of the Alliance Agreement.

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

La Tola Royalty Property

          In August 2007 we signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to our benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSR has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached. Because the Letter of Intent with CSR provides that our ending interest in La Tola will be a 2% net smelter royalty, rather than a working interest, we currently consider the La Tola gold property as a royalty property interest.

Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. We have estimated as of June 30, 2009 and December 31, 2008 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the term of the shareholders' agreement is negative. Accordingly, we reduced our investment to zero, through a non-cash charge to exploration expense during the three and six months ended June 30, 2008. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future.


(i). Wholly-owned Exploration Properties

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

Cajatambo

          During January and March of 2008 Solitario staked 9,000 hectares of mineral rights at the Cajatambo area in central Peru. We have collected rock and soil samples and have conducted certain geophysical surveys during 2008 in preparation for drilling program which was completed in the fourth quarter of 2008. Results of the drilling program were generally poor and no further work is planned on that portion of the property. However, follow-up surface exploration work on another part of the Cajatambo property indicated anomalous gold values in altered Tertiary volcanic and intrusive rocks. We are currently conducting additional surface work and are planning another round of drilling in the fourth quarter of 2009, pending exploration results and permitting approvals. The Cajatambo property is subject to the provisions of the Newmont Alliance as discussed above.

Chonta

          During March 2008 we entered into an agreement with the underlying property owner for the Chonta property consisting of one claim of 583 hectares. Additionally, we have staked four claims and now hold 4,583 hectares in Solitario's name that enlarges the outer perimeter of the Solitario held land position. We collected rock and soil samples in late-2008 and early-2009. A core drilling program was initiated in June 2009 and completed in late-July, 2009. Drill hole assay results are pending. The Chonta property is subject to the provisions of the Newmont Alliance as discussed above.

Excelsior

          During January 2008 Solitario staked 2,000 hectares of mineral rights in the Excelsior area of central Peru. We have collected rock and soil samples and plan to perform additional geologic work during 2009 to evaluate the property for potential drilling in 2010. The Excelsior property is subject to the provisions of the Newmont Alliance as discussed above.

Paria Cruz

          During the first six months of 2008, Solitario staked 3,000 hectares of mineral rights for the Paria Cruz project in central Peru. We are evaluating the Paria Cruz project by the collection of rock and soil samples to determine if the project warrants drilling during 2010. The Paria Cruz property is subject to the provisions of the Newmont Alliance as discussed above.

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


Triunfo

          The 256-hectare Triunfo polymetallic exploration property in Bolivia was acquired in 2003. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling. Claim fees of approximately $300 to the Bolivian government are due in 2009 in addition to an annual payment of $5000 to the underlying claim holder.

La Noria

          During the second quarter of 2008 we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We concluded an access agreement with the surface owner and we will start a reconnaissance exploration program of surface work in the third quarter of 2009.

Espanola

          We optioned the Espanola gold-copper property in western Bolivia in July 2008. During 2009, we plan on conducting limited surface mapping and sampling, and log existing core. Claim fees payable to the government in 2009 are approximately $4,600 as well as semiannual payments of $5000 to the underlying claim holder.

(j). Discontinued Projects

          During the first six months of 2009 we abandoned our Purica project and recorded an asset write-down of $10,000. During the first six months of 2008 we did not abandon any projects.

(k). Critical Accounting Estimates

          Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the six months ended June 30, 2009, we have adopted the following accounting policies:

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

(l). Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, we entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement had a two-year term and terminated on August 31, 2008. Under the agreement, Mr. Jones advised Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones was paid a one time lump sum payment of $160,000, plus he was entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. We included $20,000 and $40,000 for consulting expense related to the agreement in general and administrative expense for the three and six months ended June 30, 2008.

TNR Gold Corp

          We own 1,000,000 shares of TNR that are classified as marketable equity securities available-for-sale and are recorded at their fair market value of $164,000 and $33,000 at June 30, 2009 and December 31, 2008, respectively. Christopher E. Herald, our CEO, was a member of the Board of Directors of TNR until June 3, 2009.


(m). Recent Accounting Pronouncements

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

          In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of FSP 157-2 on January 1, 2009 and it did not have any impact on our financial position, results of operations or cash flows.

          In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS No. 161 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. We adopted SFAS No. 161 on January 1, 2009 and we have included the required disclosures in our condensed consolidated financial statements.

          In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009. The adoption of SFAS No. 165 had no impact on our consolidated financial position, results of operations or cash flows.

          In June 2009, the FASB issued FASB Statement of Financial Accounting Standard No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("SFAS No. 168" or "the Codification"). SFAS No. 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for our interim quarterly period beginning July 1, 2009. Except for required changes to references to authoritative accounting literature in the Codification, we do not expect the adoption of SFAS No. 168 to have an impact on our consolidated financial position, results of operations or cash flows.


(n). Forward Looking Statements

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
          As of June 30, 2009 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,015,000 and increase other comprehensive income and total shareholders' equity by the same amount, net of deferred taxes of $751,000. Additionally our working capital would also be increased by $2,015,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $751,000. This increase is based upon all of our 1,110,000 Kinross common shares as of June 30, 2009, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,110,000 Kinross common shares as of June 30, 2009, and is subject to the Kinross Collar discussed above.

(2)   Solitario's Kinross Collar derivative instrument is subject to equity market risk.
          We have estimated, using a Black-Scholes option pricing model that as of June 30, 2009 a hypothetical increase of ten percent in the price of Kinross common stock would increase our liability under the Kinross Collar by $379,000, net of deferred taxes of $141,000 and increase our net loss in the statement of operations by $238,000. We have also estimated that as of June 30, 2009 a hypothetical decrease of ten percent in the price of Kinross common stock would decrease our liability under the Kinross Collar by $362,000, net of deferred taxes of $135,000 and would decrease our net loss in the statement of operations by $227,000.

(3)   Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock
          We have estimated, using a Black-Scholes option pricing model that as of June 30, 2009 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $256,000, net of deferred taxes of $95,000 and increase our net loss in the statement of operations by $161,000. We have also estimated that as of June 30, 2009 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $239,000, net of deferred taxes of $89,000 and would decrease our net loss in the statement of operations by $150,000.


(b) Interest Rate Risks

          We have no material interest rate risks at June 30, 2009 as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our Kinross Collar or our stock option liability at June 30, 2009.

(c) Exchange Rate Risks

          Our stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of June 30, 2009 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $128,000, net of deferred taxes of $48,000 and increase our net loss in the statement of operations by $80,000. We have also estimated that as of June 30, 2009 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability and our net loss in the statement of operations by the opposite amount.

          The portion of our cash that is denominated in foreign currency is subject to exchange rate risk

          Solitario's cash accounts in foreign subsidiaries not denominated in United States dollars represent the only significant foreign currency denominated assets. Foreign currency denominated cash accounts totaled $720,000 and $326,000, respectively, at June 30, 2009 and December 31, 2008. We have estimated that as of June 30, 2009 an increase in the value of the Brazilian Real to the United States Dollar of 10% would decrease our cash on hand by $62,000, net of deferred taxes of $23,000 and increase our net loss in the statement of operations by $39,000. A decrease in the value of the Brazilian Real to the United States Dollar of 10% would increase the value of our cash and reduce our loss in the statement of operations by the opposite amount. We have no other material cash exchange rate risks as of June 30, 2009, as our other cash accounts are not significant to our total assets, liabilities or operating results.

          Our other operating assets and liabilities are generally denominated in United States Dollars and do not have material exchange rate risks.

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

          As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.  There have been no changes in the Company's internal controls during the quarter ended June 30, 2009 or in other factors that could materially affect the Company's internal controls over financial reporting.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first six months of 2009, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          On June 12, 2008 we held our Annual Meeting of Shareholders at which the following three matters were submitted to a vote of security holders:

          a)     Election of Directors. Five directors were elected to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified:

	Number of Shares
Name	For	Against	Withheld
Christopher E. Herald	20,132,699	-	46,810
John Hainey	19,304,756	-	874,753
Mark E. Jones, III	18,848,539	185,005	1,145,965
Leonard Harris	19,336,220	5	843,284
Brian M Labadie	20,076,108	-	143,401

          There were no abstentions or broker non-votes.

          b).      Appointment of Auditors. The appointment of Ehrhardt Keefe Steiner & Hottman PC as our auditors for the fiscal year 2009 was ratified with 20,133,730 shares voting for, 42,583 shares voted against, and 3,196 withheld.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

August 6, 2009 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer