Form 10-Q
period 2009-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2009-11-04
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2009
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

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of November 3, 2009.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
Except share and per share amounts)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$629	$1,942
Investments in marketable equity securities, at fair value	3,255	2,763
Prepaid expenses and other	396	292
Total current assets	4,280	4,997
Mineral properties, net	2,775	2,785
Investments in marketable equity securities, at fair value	19,816	18,453
Other assets	165	228
Total assets	$27,036	$26,463

Liabilities and Equity
Current liabilities:
Accounts payable	$ 391	$ 291
Derivative instruments fair value	841	393
Deferred income taxes	914	884
Other	152	14
Total current liabilities	2,298	1,582
Derivative instrument fair value	186	236
Deferred income taxes	6,883	6,063
Stock option liability	196	531
Commitments and contingencies
Equity:
Solitario shareholder's equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2009 and December 31, 2008)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,750,242 shares issued and outstanding at September 30, 2009 and December 31, 2008)	297	297
Additional paid-in capital	33,817	33,335
Accumulated deficit	(31,304)	(28,868)
Accumulated other comprehensive income	13,894	12,454
Total Solitario shareholder's equity	16,704	17,218
Noncontrolling interest	769	833
Total equity	17,473	18,051
Total liabilities and equity	$ 27,036	$26,463

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Property and joint venture revenue
Joint venture property payments	$ 200	$ 200	$ 200	$ 200
Costs, expenses and other:
Exploration expense	1,118	1,265	2,596	3,312
Depreciation and amortization	23	25	70	75
General and administrative (benefit)	(472)	(792)	1,452	431
Loss (gain) on derivative instruments	829	(4,697)	299	(1,966)
Property abandonment and impairment	-	-	10	-
Interest and dividend income	(53)	(63)	(106)	(146)
Gain on sale of assets	-	-	-	(32)
Total costs, expenses and other	1,445	(4,262)	4,321	1,674
Other income gain on the sale of marketable equity securities	919	993	1,409	3,576
Income (loss) before income taxes	(326)	5,455	(2,712)	2,102
Income tax benefit (expense)	(204)	(2,347)	7	(2,004)
Net income (loss)	(530)	3,108	(2,705)	98
Less net loss attributable to noncontrolling interest	153	85	269	173
Net income (loss) attributable to Solitario shareholders	$ (377)	$ 3,193	$(2,436)	$ 271
Income (loss) per common share attributable to Solitario common shareholders:
Basic and diluted	$ (0.01)	$0.11	$(0.08)	$0.01
Weighted average shares outstanding:
Basic	29,750	29,744	29,750	29,672
Diluted	29,750	30,049	29,750	30,110

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2009	2008
Operating activities:
Net (loss) income	$ (2,436)	$ 271
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	299	(1,966)
Depreciation and amortization	70	75
Amortization of prepaid consulting contract	-	53
Loss on equity method investment	-	30
Stock option compensation benefit	(335)	(1,360)
Asset write down	10	-
Noncontrolling interest	(269)	(173)
Gain on sale of assets	-	(32)
Deferred income tax (benefit) expense	(7)	2,004
Gain on sale of marketable equity security	(1,409)	(3,576)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(105)	(191)
Accounts payable and other current liabilities	237	(86)
Net cash used in operating activities	(3,945)	(4,951)
Investing activities:
Additions to mineral properties	-	(105)
Additions to other assets	(7)	(59)
Sale of derivative instrument, net	99	-
Proceeds from sale of marketable equity securities	1,852	4,430
Proceeds from sale of other assets	-	32
Net cash provided by investing activities	1,944	4,298
Financing activities:
Noncontrolling interest equity contribution	688	1,342
Exercise of stock options for cash	-	149
Net cash provided by financing activities	688	1,491
Net (decrease) increase in cash and cash equivalents	(1,313)	838
Cash and cash equivalents, beginning of period	1,942	2,250
Cash and cash equivalents, end of period	$ 629	$3,088

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. Solitario may also evaluate mineral properties to potentially buy a royalty. At September 30, 2009, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown") and has been actively involved in minerals exploration since 1993.

           The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2009 and 2008 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2009.

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

Recent developments

Metallic Ventures

          On August 24, 2009 Solitario and Metallic Ventures Gold Inc. ("Metallic Ventures") entered into a definitive arrangement agreement ("Agreement") whereby Solitario would acquire all outstanding shares of Metallic Ventures, subject to certain conditions. On October 13, 2009, Solitario and Metallic Ventures entered into an amendment (the "Amendment") to their definitive arrangement agreement dated August 24, 2009, whereby Solitario increased its bid to acquire, through a friendly statutory plan of arrangement under Canadian Law, all outstanding shares of Metallic Ventures. The Agreement, as amended, provided that Solitario would issue 19.5 million shares of Solitario common stock and would pay cash consideration of $18 million for all of the outstanding shares of Metallic Ventures. The Agreement, as amended, also provided for a termination deadline of February 28, 2010 and that Metallic Ventures would pay a termination fee of $2.2 million under certain circumstances, including if Metallic Ventures accepted a superior offer, as defined. The Agreement, as amended, was subject to shareholder and regulatory approval. In order to offer Metallic Venture shareholders the increased number of shares, Solitario and certain of its Officers, Directors and employees agreed to voluntarily cancel 1,935,000 previously granted options concurrently with the signing of the Amendment.

          On October 29, 2009 Metallic Ventures announced that they had determined that an offer from International Minerals Corporation was superior to Solitario's offer under the Agreement, as amended. On November 2, 2009, Metallic Ventures terminated the Agreement, as amended, and paid Solitario a termination fee of $2.2 million.

Marketable Equity Securities

          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2009, which consists of 1,050,000 shares of Kinross common stock. As of September 30, 2009, 550,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." During the three and nine months ended September 30, 2009, Solitario sold 60,000 and 100,000, respectively, shares of Kinross for net proceeds of $1,185,000 and $1,852,000, respectively and recorded a gain on sale of $919,000 and $1,409,000, respectively. As of November 2, 2009 the 510,000 Kinross shares not subject to the Kinross Collar or the Kinross November 09 Kinross Call, discussed below, have a value of approximately $9.3 million based upon the market price of $18.29 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.


Derivative Instruments

          As of September 30, 2009 Solitario is a party to a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement between Solitario and UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby Solitario has pledged 500,000 shares of Kinross common stock to be sold (or delivered back to Solitario with any differences settled in cash). The shares of Kinross owned by Solitario are subject to the Kinross Collar as follows: (i) 400,000 shares due on April 13, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. On April 14, 2009, a tranche of the Kinross Collar due on that date expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar.

          On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. Solitario sold the option for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. Solitario sold the option for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. During the nine months ended September 30, 2009, Solitario recorded a gain on derivative instruments of $116,000 on the February 09 Kinross Calls.

          On March 31, 2009 Solitario sold a covered call option covering 50,000 shares of Kinross (the "April 09 Kinross Call") for $21,000. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the nine months ended September 30, 2009.

          On April 16, 2009 Solitario sold a covered call option covering 40,000 shares of Kinross (the "August 09 Kinross Call") for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. On July 21, 2009, Solitario repurchased the August 09 Kinross Call for cash of $125,000 and recorded a loss on derivative instrument during the three and nine months ended September 30, 2009 of $17,000 and $80,000, respectively. On July 21,2009, concurrently with the purchase of the August 09 Kinross Call, Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009 (the "November 09 Kinross Call") for $158,000. As of September 30, 2009, Solitario has recorded a liability for the fair market value of the November 09 Kinross Call of $176,000 and has recorded a loss on derivative instruments of $18,000 in the three and nine months ended September 30, 2009.

Stock compensation plans

          Solitario accounts for its stock options under the provisions of FASB Accounting Standards Codification (ASC) Topic 718 Compensation - Stock Compensation. Pursuant to ASC 718 Solitario classifies its stock options as liabilities as they are priced in Canadian dollars and our functional currency is United States dollars. Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, the exchange rate between the US dollar and the Canadian dollar, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility based upon the daily quoted price of Solitario's common stock on the Toronto Stock Exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded and stock-based compensation expense could have been materially different from that reported.

          Solitario' s outstanding options on date of grant have a five year term, and vest 25% on date of grant and 25% on each anniversary date. Solitario recognizes stock option compensation expense for the change in fair value of option grants over their vesting period. Solitario records stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, with 25% recognized immediately, and the remaining 75% recognized over three years on a straight line basis.


2006 Plan

          Solitario granted 519,000 options during the nine months ended September 30, 2009. The options were granted on May 19, 2009, with a grant date fair value of $339,000, based upon a Black-Scholes option pricing model resulting in a weighted average fair value of $0.65 per share. There were no options granted during the three months ended September 30, 2008.

          On October 13, 2009, concurrent with the signing of the Amendment to the arrangement agreement with Metallic Ventures, discussed above, certain holders of 1,935,000 options agreed to voluntarily cancel the options listed below. None of the cancelled options had any intrinsic value on the date of cancellation. The cancellations of the options were effected to allow Solitario to have enough authorized and unissued shares of its common stock to increase the share consideration offered to Metallic Ventures pursuant to the Amendment. No consideration was paid or received for the cancellation of the options.

Option Price	Cdn$ 2.77	Cdn$ 4.38	Cdn$ 4.53	Cdn$ 5.12
Option expiration date	06/27/2011	02/08/2012	09/07/2012	06/14/2012
Cancelled options	1,388,000	5,000	442,000	100,000

          There were no options exercised in the three and nine months ended September 30, 2009. Solitario options from the 2006 Plan for 6,250 and 20,750 shares, respectively, were exercised in the three and nine months ended September 30, 2008 for proceeds of $17,000 and $61,000. The intrinsic value of the shares issued on the date of exercise from the 2006 Plan during the three and nine months ended September 30, 2008 was $12,000 and $48,000, respectively.

          At September 30, 2009 and December 31, 2008, the fair value of outstanding options granted under the Solitario Resources Corporation 2006 Stock Option Incentive Plan (the "2006 Plan") was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.92110 and 0.81830, respectively.

Fair Value at September 30, 2009
Grant Date	6/27/06	6/27/06*	2/07/07*	6/14/07*	9/07/07	9/07/07*	5/19/09
Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.77	$2.77	$4.38	$5.12	$4.53	$4.53	$1.55
Options outstanding	160,000	1,388,000	5,000	100,000	40,000	442,000	519,000
Expected life	0.3 yrs	0.0 yrs	0.0 yrs	0.0 yrs	0.3 yrs	0.0 yrs	4.6 yrs
Expected volatility	79%	79%	79%	79%	79%	79%	57%
Risk free interest rate	0.14%	0.06%	0.06%	0.60%	0.06%	0.06%	1.88%
Weighted average fair value	$0.11	$0.00	$0.00	$0.00	$0.00	$0.00	$1.03
Portion of vesting at measurement date	100%	100%	91.7%	82.3%	79.1%	79.1%	33.3%
Fair value of outstanding vested options	$17,000	$ -	$ -	$ -	$ -	$ -	$179,000

* Options cancelled on October 13, 2009. As a result of the cancellation, as of September 30, 2009, the effective life of the options was reduced to approximately zero years.

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


          During the three and nine months ended September 30, 2009, Solitario recognized $1,082,000 and $335,000, respectively, in stock option compensation benefit. During the three and nine months ended September 30, 2008, Solitario recognized $1,377,000 and 1,360,000, respectively, in stock option compensation benefit.

          The following table summarizes the activity for stock options outstanding under the 2006 Plan as of September 30, 2009, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options(2)	Weighted average exercise Price (Cdn$)(2)	Weighted average remaining contractual term in years(2)	Aggregate intrinsic value(1)(2)
2006 Plan
Outstanding, beginning of year	2,135,000	$3.28
Granted	519,000	$1.55
Exercised	-
Forfeited	-
Outstanding at September 30, 2009	2,654,000	$2.94	2.8	$229,000
Exercisable at September 30, 2009	2,111,750	$3.08	2.4	$ 57,000

(1)The intrinsic value at September 30, 2009 based upon the option exercise price of those options in the money less the quoted market price of Cdn$2.03 per share for our common stock on the TSX and an exchange ratio of 0.92110 Canadian dollars per United States dollar.
(2)On October 13, 2009, options for 1,935,000 shares were voluntarily cancelled, which is not reflected in this table as of September 30, 2009.

1994 Plan

          As of December 31, 2008 there are no outstanding options from the 1994 Stock Option Plan (the "1994 Plan") and the 1994 Plan has been terminated and no additional options may be granted under the 1994 Plan.

          Solitario Options from the 1994 Plan for 50,000 and 110,000 shares, respectively, were exercised in the three and nine months ended September 30, 2008 for proceeds of $40,000 and $88,000. The intrinsic value of the shares issued on the date of exercise from the 1994 Plan during the three and nine months ended September 30, 2008 was $182,000 and $429,000, respectively. Upon the exercise of the options in 2008 described above, there are no remaining options outstanding under the 1994 Plan.

Earnings per share

          Basic earnings and loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2009 and 2008.

          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 2,654,000, of potential common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2009 because the effects were anti-dilutive.

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


Derivative instruments

          On October 12, 2007 Solitario entered into the Kinross Collar. Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to Solitario with any differences settled in cash). On April 14, 2009, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar that expired on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As the result of a dividend that Kinross paid on March 31, 2009 and 2008 and September 30, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of September 30, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 13, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. As of November 3, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on 1,050,000 shares of the total shares Solitario owns as of September 30, 2009, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold prices discussed above during the term of the respective tranches.

           Solitario has not designated the Kinross Collar as a hedging instrument as described in ASC 815 Derivatives and Hedging and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. Solitario recorded a derivative instrument liability of $851,000 and $513,000, respectively, for the fair market value of the Kinross Collar as of September 30, 2009 and December 31, 2008. Solitario recorded an unrealized loss of $793,000 and $338,000, respectively, in gain (loss) on derivative instrument during the three and nine months ended September 30, 2009 and an unrealized gain of $4,697,000 and $1,966,000, respectively, in gain (loss) on derivative instrument during the three and nine months ended September 30, 2008 for the change in the fair value of the Kinross Collar.

          On December 10, 2008, Solitario sold the February 09 Kinross Calls. The first call option covered 50,000 shares, had a strike price of $20.00 per share and expired unexercised on February 21, 2009. The option was sold by Solitario for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option covered 50,000 shares, had a strike price of $22.50 per share and expired unexercised on February 21, 2009. The option was sold by Solitario for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. Solitario recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the nine months ended September 30, 2009.

          On March 31, 2009, Solitario sold the April 09 Kinross Call covering 50,000 shares of Kinross. The call option had a strike price of $20.00 per share and expired unexercised in April 2009. Solitario sold the option for $21,000. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the nine months ended September 30, 2009.

          On April 16, 2009 Solitario sold the August 09 Kinross Call covering 40,000 shares of Kinross for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. On July 21, 2009, Solitario repurchased the August 09 Kinross Call for cash of $125,000 and recorded a loss on derivative instrument during the three and nine months ended September 30, 2009 of $17,000 and $80,000, respectively. On July 21,2009, concurrently with the purchase of the August 09 Kinross Call, Solitario sold the November 09 Kinross Call covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009 for $158,000. As of September 30, 2009, Solitario has recorded a liability for the fair market value of the November 09 Kinross Call of $176,000 and has recorded a loss on derivative instruments of $18,000 in the three and nine months ended September 30, 2009.


          The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. In exchange for receiving the additional income from the sale of the covered call option, Solitario has given up the potential upside on the shares covered by the call option sold in excess of the strike price plus the sale price of the option. Solitario has not designated its covered calls as hedging instruments as described in ASC 815 and any changes in the fair market value of its covered calls are recognized in the statement of operations in the period of the change.

          Solitario does not use its Kinross Collar or its covered call derivative instruments as trading instruments and any cash received or paid related its derivative instruments are shown as investing activities in the condensed consolidated statement of cash flows.

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008:

(in thousands)	Liability Derivatives
	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under ASC 815
Kinross Collar	Current liabilities	$ 665	$277
Kinross Collar	Long-term liabilities	186	236
February 09 Kinross Call	Current liabilities	-	116
November 09 Kinross Call	Current liabilities	176	-
Total derivatives		$1,027	$629

          The following amounts are included in loss (gain) on derivative instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Derivatives not designated as hedging instruments under ASC 815	loss (gain)	loss (gain)	loss (gain)	loss (gain)
Kinross Collar	$794	$ (4,697)	$ 338	$ (1,966)
February 09 Kinross Call	-	-	(116)	-
April 09 Kinross Call	-	-	(21)	-
August 09 Kinross Call	17	-	80	-
November 09 Kinross Call	18	-	18	-
Total derivatives	$ 829	$ (4,697)	$ 299	$ (1,966)

Fair Value

          Effective January 1, 2008, Solitario adopted ASC 820 "Fair Value Measurements". ASC 820 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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


The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009:

(in thousands)	Level 1	Level 2	Total
Assets
Marketable equity securities	$23,071	-	$23,071
Liabilities
August 09 Kinross Call	$176	-	$176
Kinross Collar derivative instrument	-	$851	$ 851

The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2008:

(in thousands)	Level 1	Level 2	Total
Assets
Marketable equity securities	$21,216	-	$21,216
Liabilities
February 09 Kinross Calls	$116	-	$ 116
Kinross Collar derivative instrument	$ -	$513	$ 513

Marketable equity securities: At September 30, 2009 and December 31, 2008 the fair value of our marketable equity securities are based upon quoted market prices.

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

Covered call options: The February 09 Kinross Calls, the April 09 Kinross Call the August 09 Kinross Calls and the November 09 Kinross Call are exchange traded options and fair values are based upon quoted market prices. See Derivative instruments above.

 Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $23,071,000 and $21,216,000, respectively, and cost of $1,035,000 and $1,478,000, respectively, at September 30, 2009 and December 31, 2008. Solitario has accumulated other comprehensive income for unrealized holding gains of $22,035,000 and $19,738,000, respectively, net of deferred taxes of $8,141,000 and $7,284,000, respectively, at September 30, 2009 and December 31, 2008 related to our marketable equity securities. Solitario sold 60,000 and 100,000 shares, respectively, of its Kinross common stock during the three and nine months ended September 30, 2009 for gross proceeds of $1,185,000 and $1,852,000, respectively. Solitario sold 50,000 and 192,920 shares, respectively, of its Kinross common stock during the three and nine months ended September 30, 2008 for gross proceeds of $1,214,000 and $4,430,000, respectively. Solitario has classified $3,255,000 and $2,763,000, respectively, of marketable equity securities as current, as September 30, 2009 and December 31, 2008, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.

          The following table represents changes in marketable equity securities.

(in thousands)	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Gross cash proceeds	$ 1,185	$ 1,214	$ 1,852	$ 4,430
Cost	266	221	442	854
Gross gain on sale included in earnings during the period	919	993	1,409	3,576
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $1,471 and $1,382 for the three and nine months ended September 30, 2009 and $3,232 and $699 for the three and nine months ended September 30, 2008	2,473	(5,432)	2,324	(1,176)
Reclassification adjustment for gains included in earnings during the period, net of tax of $343 and $525 for the three and nine months ended September 30, 2009 and $370 and $1,334 for the three and nine months ended September 30, 2008.	(576)	(623)	(884)	(2,242)

Revenue Recognition

          Solitario records any proceeds from the sale of property interests subject to joint ventures or shareholder agreements as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue. To the extent such proceeds are made in connection with properties subject to a joint venture or shareholder agreement where no property interests are transferred, the proceeds are recorded as revenue in accordance with the terms of the joint venture or shareholder agreement. During the three and nine months ended September 30, 2009 and 2008 Solitario recorded $200,000 of joint venture and property payments on its Bongara joint venture agreement.

Recent Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles," which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all non-SEC accounting and reporting standards. Pursuant to the provisions of FASB ASC 105, Solitario has updated the references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact Solitario's financial position or results of operations.

          In December 2007, the Financial Accounting Standards Board ("FASB") issued ASC 810-10-65, "Noncontrolling Interests in Consolidated Financial Statements," an Amendment of ASC 810-10-10. ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of ASC 810-10-10 for consistency with the requirements of ASC 810. ASC 810-10-65 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. Solitario adopted 810-10-65 on January 1, 2009 and as a result has retrospectively reported its equity related to Solitario shareholders and the noncontrolling interest held by Anglo Gold of Solitario's Pedra Branca Mineracao, Ltd. subsidiary in the equity section of the condensed consolidated balance sheet, as well as reporting the noncontrolling interest in the condensed consolidated statement of operations included with this report.

          In December 2007, the FASB issued ASC 805-10-65, "Business Combinations (revised 2007)." ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. Solitario adopted ASC 805-10-65 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.

          In February 2008, the FASB issued ASC 820-10-15 "Effective Date of ASC 820-10-05." ASC 820-10-15 delayed the effective date of ASC 820-10-05 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Solitario adopted the provisions of ASC 820-10-15 on January 1, 2009 and it did not have any impact on its financial position, results of operations or cash flows.


          In March 2008, the FASB issued ASC 815-10-65, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of ASC 815-10-05. ASC 815-10-65 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under 815-10-05 and related interpretations. ASC 815-10-65 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. Solitario adopted ASC 815-10-65 on January 1, 2009 and has included the required disclosures in our condensed consolidated financial statements.

          In May 2009, the FASB issued ASC 855-10-05 "Subsequent Events". ASC 855-10-05 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. Solitario adopted the provisions of ASC 855-10-05 for the interim period ended June 30, 2009. Solitario's management has evaluated events subsequent to September 30, 2009 through November 3, 2009 which is the issuance date of this report. This report reflects all material events noted in the subsequent period that would have impacted the results reported herein or in Solitario's results going forward. The adoption of ASC 855-10-05 had no impact on Solitario's consolidated financial position, results of operations or cash flows.

 2.       Comprehensive (loss) income

   The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Solitario shareholders	$(377)	$3,193	$(2,436)	$271
Unrealized gain (loss) on marketable equity securities, net of related tax effects	1,896	(6,055)	1,440	(3,418)
Comprehensive income (loss)	$1,519	$(2,862)	$(996)	$(3,147)

   3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Geologic, drilling and assay	$521	$510	$1,023	$1,144
Field expenses	248	378	660	1,115
Administrative	349	405	913	1,119
Joint venture reimbursement	-	(28)	-	(66)
Total exploration costs	$1,118	$1,265	$2,596	$3,312

          As a result of Anglo Platinum earning its 30% interest in Pedra Branca do Brazil Mineração, S.A., ("PBM"), reimbursement of Pedra Branca expenses incurred by PBM are accounted as capital contributions, and are not offset against exploration expense as joint venture reimbursement. During 2008 Anglo Platinum reimbursed certain non-PBM costs and management fees. There were no reimbursements during 2009.

4.       Income Taxes

          Solitario accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes." Under ASC 740, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.


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

          Primarily as a result of the recognition of gain on Solitario's holdings of Crown warrants in prior years and subsequent increases in the value of Solitario's holdings of Kinross common stock (previously Crown common stock) recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $7,797,000 and $6,947,000 at September 30, 2009 and December 31, 2008.

          During the three months ended September 30, 2009, Solitario recorded deferred tax expense of $204,000 and during the nine months ended September 30, 2009 Solitario recorded a deferred tax benefit of $7,000 in the statement of operations. Solitario recorded deferred tax expense during the three and nine months ended September 30, 2009 of $1,471,000 and $1,383,000, respectively, related to net unrealized gains of $3,944,000 and $3,706,000 on marketable equity securities. Solitario transferred deferred tax expense of $343,000 and $526,000, respectively, from unrealized gain (loss) on marketable equity securities related to the gain on sale of Kinross of $919,000 and $1,409,000, respectively, upon the sale of 60,000 and 100,000, respectively, shares of Kinross during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, Solitario recorded a deferred tax expense of $2,347,000 and $2,004,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three and nine months ended September 30, 2008 of $3,232,000 and $699,000, respectively, to other comprehensive income related to unrealized losses of $8,664,000 and $1,875,000, respectively, on marketable equity securities.

5.          Financial Market Risk

          Approximately $575,000 of Solitario's $629,000 cash as of September 30, 2009 is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At September 30, 2009, $54,000 of our cash is held in a United States Bank, $153,000 and $10,000, respectively, are held in the United States in money market funds managed by UBS and Black Rock Financial Advisors. The balance of our cash is held in foreign banks in Canada, Brazil, Peru and Mexico.

          Solitario's Kinross Collar is subject to certain counterparty risk if, on the date that shares subject to the Kinross Collar are due, the price of Kinross common stock is below the Floor Price and UBS is unable to pay the differential between the market price and the Floor Price. See a discussion of the Kinross Collar under "Derivative instruments," above.

6.       Related Party Transactions

Mark Jones Consulting Agreement

          On September 1, 2006, Solitario entered into a two-year consulting agreement with Mark E. Jones, III, a director and vice-chairman of our Board of Directors. The consulting agreement terminated on August 31, 2008. Under the agreement, Mr. Jones advised Solitario on matters of strategic direction, planning, and identification of corporate opportunities, when and as requested by Solitario. In consideration for the services to be performed, Mr. Jones was paid a onetime lump sum payment of $160,000, plus he was entitled to receive pre-approved, documented expenses incurred in performance of the consulting services. Solitario included $13,000 and $53,000 for consulting expense related to the agreement in general and administrative expense for the three and nine months ended September 30, 2008.

TNR Gold Corp

          Solitario owns 1,000,000 shares of TNR that are classified as marketable equity securities available-for-sale and are recorded at their fair market value of $286,000 and $33,000 at September 30, 2009 and December 31, 2008, respectively. Christopher E. Herald, our CEO, was a member of the Board of Directors of TNR until June 3, 2009.

7.          Stockholder's Equity and Noncontrolling Interest

          The following provides a reconciliation of the beginning and ending balances of Solitario Shareholder's equity and Anglo's 30% and 15%, respectively, noncontrolling interest in our consolidated subsidiary PBM for the three and nine months ended September 30, 2009 and 2008. PBM has no debt or other guarantee obligations as of September 30, 2009 and December 31, 2008.

(in thousands)	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Shareholder's Equity	Noncontrolling Interest	Shareholder's Equity	Noncontrolling Interest
Beginning balance	$ 15,185	$ 922	$ 17,218	$ 832
Noncontrolling interest equity contribution	-	-	482	206
Comprehensive income:
Net loss	(377)	(153)	(2,436)	(269)
Net unrealized gain on marketable equity securities (net of tax of $1,128 and $381)	1,896	-	1,440	-
Comprehensive income (loss)	1,519	(153)	(996)	(269)
Ending balance	$ 16,704	$ 769	$ 16,704	$ 769

(in thousands)	Three months ended September 30, 2008		Nine months ended September 30, 2008
	Shareholder's Equity	Noncontrolling Interest	Shareholder's Equity	Noncontrolling Interest
Beginning balance	$ 18,581	$ 392	$ 17,968	$ 388
Shares issued on option exercise for cash	252	-	624	-
Noncontrolling interest equity contribution	616	109	1,142	201
Comprehensive income:
Net income (loss)	3,193	(85)	271	(173)
Net unrealized loss on marketable equity securities (net of tax of $3,602 and $2,033)	(6,055)	-	(3,418)	-
Comprehensive loss	(2,862)	(85)	(3,147)	(173)
Ending balance	$ 16,587	$ 416	$ 16,587	$ 416


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, and Management's Discussion and Analysis contained the Solitario Annual Report on Form 10-K for the year ended December 31, 2008. Our financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential. We acquire and hold a portfolio of exploration properties for future sale or joint venture prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We may also evaluate mineral properties to potentially buy a royalty. At September 30, 2009 we had 13 exploration properties in Peru, Bolivia, Mexico and Brazil, and two royalty properties in Peru. We are conducting exploration activities in all of those countries.

(b) Recent Developments

Metallic Ventures

          On August 24, 2009 we entered into a definitive arrangement agreement ("Agreement") with Metallic Ventures Gold Inc. ("Metallic Ventures") whereby we would acquire all outstanding shares of Metallic Ventures, subject to certain conditions. On October 13, 2009, we entered into an amendment (the "Amendment") with Metallic Ventures to the definitive arrangement agreement dated August 24, 2009, whereby we increased our bid to acquire, through a friendly statutory plan of arrangement under Canadian Law, all outstanding shares of Metallic Ventures. The Agreement, as amended, provided that we would issue 19.5 million shares of Solitario common stock and would pay cash consideration of $18 million for all of the outstanding shares of Metallic Ventures. The Agreement, as amended, also provided for a termination deadline of February 28, 2010 and that Metallic Ventures would pay a termination fee of $2.2 million under certain circumstances, including if Metallic Ventures accepted a superior offer, as defined. The Agreement, as amended, was subject to shareholder and regulatory approval. In order to offer Metallic Venture shareholders the increased number of shares, we entered into agreements with certain of our Officers, Directors and employees to voluntarily cancel 1,935,000 previously granted options concurrently with the signing of the Amendment.

          On October 29, 2009 Metallic Ventures announced that they had determined that an offer from International Minerals Corporation was superior to our offer under the Agreement, as amended. On November 2, 2009, Metallic Ventures terminated the Agreement, as amended, and paid us a termination fee of $2.2 million.

Marketable Equity Securities

          We have a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2009, which consists of 1,050,000 shares of Kinross common stock. As of September 30, 2009, 550,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." During the three and nine months ended September 30, 2009, we sold 60,000 and 100,000, respectively, shares of Kinross for net proceeds of $1,185,000 and $1,852,000, respectively and recorded a gain on sale of $919,000 and $1,409,000, respectively. As of November 2, 2009 the 510,000 Kinross shares not subject to the Kinross Collar or the Kinross November 09 Kinross Call, discussed below, have a value of approximately $9.3 million based upon the market price of $18.29 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Derivative Instruments

          As of September 30, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar as follows: (i) 400,000 shares due on April 13, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. On April 14, 2009, a tranche of the Kinross Collar due on that date expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As of November 3, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.


          On December 10, 2008, we sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). The first call option had a strike price of $20.00 per share and expired unexercised on February 21, 2009. Solitario sold the option for $65,000 cash and had a fair market value of $76,000 recorded as derivative instrument liability on December 31, 2008. The second call option had a strike price of $22.50 per share and expired unexercised on February 21, 2009. Solitario sold the option for $39,000 cash and had a fair market value of $40,000 recorded as derivative instrument liability on December 31, 2008. During the nine months ended September 30, 2009, we recorded a gain on derivative instruments of $116,000 on the February 09 Kinross Calls upon their expiration.

          On March 31, 2009 we sold a covered call option covering 50,000 shares of Kinross (the "April 09 Kinross Call") for $21,000. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. We recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the nine months ended September 30, 2009.

          On April 16, 2009 we sold a covered call option covering 40,000 shares of Kinross (the "August 09 Kinross Call") for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. On July 21, 2009, we repurchased the August 09 Kinross Call for cash of $125,000 and recorded a loss on derivative instrument during the three and nine months ended September 30, 2009 of $17,000 and $80,000, respectively. On July 21, 2009, concurrently with the purchase of the August 09 Kinross Call, we sold a covered call option covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009 (the "November 09 Kinross Call") for $158,000. As of September 30, 2009, we have recorded a liability for the fair market value of the November 09 Kinross Call of $176,000 and have recorded a loss on derivative instruments of $18,000 in the three and nine months ended September 30, 2009.

Mineral Properties, net

          During the nine months ended September 30, 2009, we wrote down our Purica project in Mexico and recorded an asset write-down of $10,000.

(c) Results of Operations

Comparison of the quarter ended September 30, 2009 to the quarter ended September 30, 2008

          We had a net loss of $377,000 or $0.01 per basic and diluted share for the three months ended September 30, 2009 compared to net income of $3,193,000 or $0.11 per share for the three months ended September 30, 2008. As explained in more detail below, the primary reason for the loss for the three months ended September 30, 2009 compared to the income in the same period of 2008 was the unrecognized gain on our Kinross Collar during the three months ended September 30, 2008 of $4,697,000 compared to an unrecognized gain on our Kinross Collar of $851,000 during the three months ended September 30, 2009. Additionally, our general and administrative (net) costs increased related to our stock option compensation benefit decreasing to $1,082,000 during the three months ended September 30, 2009 compared to a stock option compensation benefit of $1,377,000 during the three months ended September 30, 2008 and our gain of $919,000 from the sale of our Kinross stock during the three months ended September 30, 2009 was less than the gain of $993,000 during the three months ended September 30, 2008. These changes were partially offset by a decline in our exploration expense in the three months ended September 30, 2009 compared to September 30, 2008. These fluctuations caused a decrease from our pre-tax income of $5,455,000 during the three months ended September 30, 2008 to a pre-tax loss of $326,000 during the three months ended September 30, 2009, which reduced our income tax expense to $204,000 during the three months ended September 30, 2009 compared to an income tax expense of $2,347,000 during the three months ended September 30, 2008. Each of these items is discussed in more detail below.


          Our net exploration expense decreased to $1,118,000 during the third quarter of 2009 compared to $1,265,000 in the third quarter of 2008. Please refer to the detailed exploration expenditure table below. The primary reason for this decrease was lower drilling activity during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. During 2009 we were completing a smaller drilling program at our Pedra Branca property compared to the prior year, which decreased our exploration expenditure at Pedra Branca to $474,000 during the three months ended September 30, 2009 compared to $558,000 during the three months ended September 30, 2008. In addition during the third quarter of 2008 we had drilling programs being completed at our Cajatambo and Pachuca properties and similar activities did not occur during the three months ended September 30, 2009. In addition because of the recent economic uncertainties, including a reduction in the price of commodities during 2008 compared to prior years when we were planning and budgeting for 2009, we have been more conservative in our property exploration expenditures including on our Alliance Project Areas (defined below) and our other reconnaissance activities than in the past. These uncertainties have caused many exploration and mining companies to reduce their activities and in some cases have caused exploration companies to go out of business. The downturn in the prospects for small mining companies has also reinforced the need for all companies including ours to be more selective in our exploration efforts. We anticipate our full year 2009 exploration activities will be at a lower level than in the same periods of 2008. We continued our exploration activities associated with the Strategic Alliance as part of our exploration commitment based upon the Alliance Agreement signed in January 2005, discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties." As a result of our joint ventures with Votorantim on our Bongara and Chambara properties, which are also discussed below under "Joint Ventures, Royalty and the Strategic Alliance Properties," our internal exploration expense was reduced during the third quarter of 2009 compared to 2008, when we were conducting more project exploration activities on our own. We continued to perform sampling and exploration in our Alliance Project Areas, discussed below, as well as reconnaissance efforts to add new prospects and ongoing geologic work to evaluate and advance our existing exploration properties and targets. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2009 and our full year 2009 exploration expenditure budget is approximately $4,404,000. This budget includes approximately $1,500,000 for the Pedra Branca project, which is being funded by capital contributions from Anglo. The primary factors in our decision to not increase exploration expenditures in 2009 relate to a reduction in non-gold commodity prices and a downturn in equity prices for mineral exploration companies during 2008. This reduction in exploration activity will allow us to conserve our limited resources.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2009 and 2008 consisted of the following:
	Three months ended		Nine months ended
Project Name	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Newmont Strategic Alliance	$ 64	$ 14	$ 120	$ 249
Pedra Branca, net	474	558	774	1,062
Chonta	157	108	506	231
Cajatambo	161	183	214	447
Pachuca	18	10	81	31
Cerro Azul	2	14	63	14
La Promessa	1	-	60	-
Mercurio	4	35	47	445
Bongara	18	-	34	1
Purica	1	73	32	113
La Noria	18	-	23	-
Espanola	5	5	10	5
Paria Cruz	5	38	7	43
Chambara	2	1	5	40
Triunfo	5	-	5	3
Santiago	-	-	3	1
Titicayo	-	-	-	25
La Tola	-	-	-	-
Excelsior	-	2	-	2
Reconnaissance	183	224	612	600
Total exploration expense	$1,118	$1,265	$2,596	$3,312


          General and administrative costs, excluding stock option compensation costs discussed below, were $610,000 during the third quarter of 2009 compared to $585,000 in the third quarter of 2008. The primary reason for the increase in non-stock option compensation increase related to legal and accounting costs which increased to $277,000 in the three months ended September 30 2009 compared to $74,000 in the three months ended September 30, 2008. The increased cost reflected costs related to the terminated transaction with Metallic Ventures, discussed above. Remaining general and administrative costs include office and rent expense, salaries and bonus expense, travel and entertainment and shareholder relations costs. All of these costs were lower in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as a result of reduced exploration activity discussed above, as well as a reduction in salary costs, and reduced travel. We anticipate our full year general and administrative costs will be increased during 2009 compared to 2008 primarily as a result of the legal and accounting costs associated with the terminated agreement with Metallic Ventures. We anticipate these increased legal and accounting costs will be partially offset by lower general and administrative costs related to reduced exploration activity discussed above.

          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended September 30, 2009, we recognized a stock-based compensation benefit of $1,082,000 as part of general and administrative expense for the decrease in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation benefit of $1,377,000 recognized during the three months ended September 30, 2008. The large decrease in the stock compensation expense related primarily to the reduced fair values as of September 30, 2009 for those options for 1,935,000 shares cancelled in connection with signing the Amendment to the Agreement with Metallic Ventures, discussed above. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the three months ended September 30, 2009 we sold 60,000 shares of Kinross for net proceeds of $1,185,000 and accordingly recorded a $919,000 gain on sale. During the three months ended September 30, 2008 we sold 50,000 shares of Kinross for net proceeds of $1,214,000 and recorded a gain on sale of $993,000. We received an average price of $19.75 per share on the sale of our Kinross shares during the three months ended September 30, 2009 compared to an average price of $24.28 per share during the three months ended September 30, 2008, which accounted for the majority of the lower gain and proceeds during 2009. As a result of receiving the $2.2 million termination fee on November 2, 2009 in connection with the Metallic Ventures Agreement, discussed above, we do not anticipate we will sell any additional shares of Kinross during the remainder of 2009 to fund our ongoing expenditures for exploration and general and administrative costs. See also "Liquidity and Capital Resources," below.

          We record our investment in the Kinross Collar based upon a Black-Scholes model of the components of the Kinross Collar at each period end, as discussed below under Derivative Instruments in "Liquidity and Capital Resources" below. The large decrease in the gain on Derivative instruments to a loss of $829,000 in the three months ended September 30, 2009 compared to a gain of $4,697,000 in the three months ended September 30, 2008 is primarily related to an increase in the price of Kinross stock during the three months ended September 30, 2009 compared to a sharp drop in the price of Kinross stock during the three months ended September 30, 2008. The fair value of the Kinross Collar is sensitive to the market price changes. Any future changes in the value of the Kinross Collar are dependent on several factors related to the price and volatility of a share of Kinross common stock and the remaining term of the shares covered by the Kinross Collar.

         During the three months ended September 30, 2009, depreciation and amortization expense was comparable to the prior year period. We amortize these assets over a three year period. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2009.

          During the third quarter of 2009, we recorded interest and dividend income of $53,000 compared to interest and dividend income of $63,000 during the same period in 2008. The decrease was a result of smaller cash balances and lower interest rates during the third quarter of 2009 compared to 2008 as well as owning fewer Kinross shares reducing the dividend income during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.


          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2009 and 2008 we did not record any property write-down or impairments.

          We recorded deferred tax expense of $204,000 during the third quarter of 2009 compared to an expense of $2,347,000 during the third quarter of 2008. The decrease in tax expense is primarily related to the change in the gain (loss) on derivative instruments. During the three months ended September 30, 2009 we recorded a loss on derivative instruments of $829,000 compared to a gain on derivative instruments of $4,697,000 during the three months ended September 30, 2008, which accounted for approximately $2,061,000 of the change in our deferred tax expense during the three months ended September 30, 2009. Other items that also contributed to the reduction in the deferred tax expense included an increase in our non-stock compensation general and administrative costs, a reduction in our interest and dividend income and a reduction in the gain on sale of marketable equity securities during the three months ended September 30, 2009. As a result of receiving the $2.2million termination fee on November 2, 2009 in connection with the Metallic Ventures Agreement, discussed above, we anticipate we will have currently payable taxes of approximately $450,000 as of December 31, 2009, which will be due during the first quarter of 2010. This anticipates the use of our current net operating losses on United States activities to offset a portion of the taxable income related to the $2.2 million termination fee. In addition, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

          We had a loss of $2,436,000 or $0.08 per share for the nine months ended September 30, 2009 compared to net income of $271,000 or $0.01 per share for the nine months ended September 30, 2008. The primary reasons for the loss in the nine months ended September 30, 2009 compared to the income in the same period of 2008 were due to (i) a loss on derivative instruments of $299,000 during the nine months ended September 30, 2009 compared to a gain on derivative instruments of $1,966,000 during the nine months ended September 30, 2008; (ii) a reduction in the gain on marketable equity securities of $2,167,000 from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 and (iii) a increase in our general and administrative expense to $1,452,000 during the nine months ended September 30, 2009 compared to $431,000 during the nine months ended September 30, 2008. Included in general and administrative expense was a stock option compensation benefit of $334,000 for the nine months ended September 30, 2009 compared to a benefit of $1,360,000 for the nine months ended September 30, 2008. Partially offsetting these reduction in gains and increases in costs was a reduction in our tax expense of $2,004,000 during the nine months ended September 30, 2008 to an income tax benefit of $7,000 during the nine months ended September 30, 2009. Each of these items is discussed in more detail below.

          Our exploration expense decreased to $2,596,000 during the first nine months of 2009 compared to $3,312,000 in the first nine months of 2008. These reductions, which are detailed by property in the table above, are primarily the result of smaller and fewer drilling programs during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as well as a reduction in our Newmont Alliance expenditures. We did not conduct drilling programs at our Purica and Mercurio projects during the nine months ended September 30, 2009 as we did in the nine months ended September 30, 2008. In addition we reduced expenditures at our Pedra Branca, Cajatambo and Purica projects during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Partially offsetting these reductions was the completion of a drilling program at our Chonta property during the nine months ended September 30, 2009, which did not occur during the nine months ended September 30, 2009.


          Excluding the stock option compensation benefit of $334,000 during the nine months ended September 30, 2009 and the stock option compensation benefit of $1,360,000 during the nine months ended September 30, 2008, discussed below, other general and administrative costs were $1,786,000 during the first nine months of 2009 compared to $1,791,000 in the same period of 2008. Salary and benefits expense increased to $915,000 in the first nine months of 2009 compared to $899,000 in the first nine months of 2008. Legal and accounting costs increased to $493,000 in the first nine months of 2009 compared to $221,000 in the first nine months of 2008, primarily related to the terminated Metallic Ventures transaction, discussed above. However these increases were offset by (i) a $53,000 decrease in consulting expense to a related party, discussed below; (ii) a decrease in office and insurance expense to $85,000 in the first nine months of 2009 compared to $154,000 in the first nine months of 2008; and (iii) a decrease in our travel and shareholder services expenses to $230,000 in the first nine months of 2009 compared to $346,000 in the same period of 2008. These decreases were partially related to the decreased exploration activity discussed above.

          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the nine months ended September 30, 2009, we recognized a stock-based compensation benefit of $334,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation benefit of $1,360,000 recognized during the nine months ended September 30, 2008. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the first nine months of 2009 we sold 100,000 shares of Kinross for net proceeds of $1,852,000 and recorded a gain on sale of $1,409,000. During the first nine months of 2008 we sold 192,920 shares of Kinross for net proceeds of $4,430,000 and recorded a gain on sale of $3,576,000. See also "Liquidity and Capital Resources," below.

        We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the nine months ended September 30, 2009 we recorded an asset write-down of $10,000 related to our Purica project in Mexico. During the nine months ended September 30, 2008 we recorded no property impairments.

          During the first nine months of 2009 we recorded interest and dividend income of $106,000 compared to interest and dividend income of $146,000 during the same period in 2008. The decrease was a result of smaller cash balances and fewer Kinross shares owned during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as a result of the sales of Kinross stock, discussed above.

        We recorded deferred tax benefit of $7,000 during the first nine months of 2009 compared to a deferred tax expense of $2,004,000 during the same period of 2008, which was primarily related to (i) a change to a loss on derivative instrument of $299,000 during the first nine months of 2009 compared to a gain on derivative instrument of $1,966,000 during the first nine months of 2008; (ii) a reduction in the gain on sale of marketable equity securities to $1,409,000 during the first nine months of 2009 compared to a gain on sale of marketable equity securities of $3,576,000 during the first nine months of 2008; (iii) an increase in general and administrative costs to $1,452,000 during the first nine months of 2009 compared to $431,000 during the first nine months of 2009. Note the changes in our exploration activities do not have a significant effect on our recorded deferred tax benefit, as these costs are incurred in jurisdictions outside of the United States and we provide a full valuation allowance against any net operating losses generated.


(d) Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2009 and December 31, 2008, we owned 1,050,000 shares and 1,150,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $22,785,000 and $21,183,000 at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, 500,000 of these 1,050,000 shares are subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $286,000 and $33,000 as of September 30, 2009 and December 31, 2008, respectively. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in stockholders' equity. During the three and nine months ended September 30, 2009, we recorded an unrealized gain on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $3,944,000 and $3,706,000, respectively, less related deferred tax expense of $1,471,000 and $1,383,000, respectively. During the three and nine months ended September 30, 2009, we reclassified $919,000 and $1,409,000, respectively, of unrealized gain on marketable equity securities, net of related deferred taxes of $343,000 and $526,000, respectively, to gain on sale of marketable equity securities as a result of the sale of 60,000 and 100,000 shares, respectively, of Kinross common stock. During the three and nine months ended September 30, 2008, we recorded a loss on marketable equity securities in accumulated other comprehensive income in stockholders' equity of $8,664,000 and $1,875,000, respectively, less related deferred tax benefit of $3,232,000 and $699,000, respectively. We reclassified $993,000 and $3,576,000, respectively, of unrealized gain on marketable equity securities, net of related deferred taxes of $370,000 and $1,334,000, respectively, to gain on sale of marketable equity securities as a result of the sale of 50,000 and 192,920 shares of Kinross, respectively. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The share price of Kinross common stock has varied from a high of $23.91 per share to a low of $6.85 per share during the 52 weeks ended September 30, 2009.

Hedge of the Investment in Kinross

          On October 12, 2007 we entered the Kinross Collar whereby we pledged 900,000 shares of Kinross common shares to be sold (or delivered back to us with any differences settled in cash). On April 14, 2009, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar due on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. In accordance with the terms of the Kinross Collar, as the result of a dividend that Kinross paid on March 31, 2008, and 2009 and September 30, 2008 of $0.04 per share, the prices under the Kinross Collar have been reduced by $0.12 per share from the price originally set on October 12, 2007. As of September 30, 2009 the Kinross Collar pricing has been adjusted to (i) 400,000 shares due on April 12, 2010 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. As of November 1, 2009, 500,000 shares of Kinross common stock are subject to the Kinross Collar.

          We have not designated the Kinross Collar as a hedging instrument as described in ASC 815 and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. During the three and nine months ended September 30, 2009, we recorded an unrealized gain on derivative instrument of $793,000 and $338,000, respectively. During the three and nine months ended September 30, 2008, we recorded an unrealized loss on derivative instrument related to the Kinross Collar of $4,697,000 and $1,966,000, respectively. We have recorded a derivative instrument liability of $851,000 and $513,000, respectively, for the fair market value of the Kinross Collar as of September 30, 2009 and December 31, 2008.

          On December 10, 2008, we sold the February 09 Kinross Calls. The calls expired unexercised in February 2009. We recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the nine months ended September 30, 2009.

          On March 31, 2009 we sold the April 09 Kinross Call. The call option had a strike price of $20.00 per share and expired unexercised on April 21, 2009. We sold the option for $21,000 and recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the nine months ended September 30, 2009. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009.


          On April 16, 2009 we sold the August 09 Kinross Call covering 40,000 shares of Kinross for net proceeds of $45,000. The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. On July 21, 2009, we repurchased the August 09 Kinross Call for cash of $125,000 and recorded a loss on derivative instrument during the three and nine months ended September 30, 2009 of $17,000 and $80,000, respectively. On July 21, 2009, concurrently with the purchase of the August 09 Kinross Call, we sold the November 09 Kinross Call for $158,000 covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009. As of September 30, 2009, we have recorded a liability for the fair market value of the November 09 Kinross Call of $176,000 and have recorded a loss on derivative instruments of $18,000 in the three and nine months ended September 30, 2009.

Metallic Ventures

          As a result of receiving the $2.2 million termination fee on November 2, 2009 in connection with the Metallic Ventures Agreement, discussed above, we anticipate we will have currently payable taxes of approximately $450,000 as of December 31, 2009, which will be due during the first quarter of 2010. This anticipates the use of our current net operating losses on United States activities to offset a portion of the taxable income related to the $2.2 million termination fee.

Working Capital

          We had working capital of $1,982,000 at September 30, 2009 compared to working capital of $3,415,000 as of December 31, 2008. Our working capital at September 30, 2009 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,050,000 shares of Kinross common stock of $3,255,000, less related current deferred taxes of $914,000. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. As a result of receiving the $2.2million termination fee on November 2, 2009 in connection with the Metallic Ventures Agreement, discussed above, we do not anticipate we will sell any additional shares of Kinross during the remainder of 2009. We intend to use funds received from the sale of Kinross shares and from the Metallic Ventures termination fee primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $629,000 as of September 30, 2009 compared to $1,942,000 at December 31, 2008. As of September 30, 2009, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar and the funds from the Metallic Ventures termination fee are considered adequate to fund our expected expenditures over the next year. The nature of the mining exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first nine months of 2009, no options were exercised from the 2006 Plan. During the nine months ended September 30, 2009, we granted 519,000 options from the 2006 Plan. The options have a five year term, vest 25% on date of grant and 25% on each of the next three anniversary dates and have an exercise price of Cdn$1.55 per share. In order to offer Metallic Venture shareholders the increased number of shares, Solitario and certain of its Officers, Directors and employees agreed to voluntarily cancel 1,935,000 previously granted options concurrently with the signing of the Amendment. The activity for stock options outstanding under the 2006 Plan as of September 30, 2009 and 2008 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements, under the title "Stock compensation plans."

          We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2009. The stock option liabilities of $196,000 and $531,000, respectively, as of September 30, 2009 and December 31, 2008 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.


(e) Cash Flows

          Net cash used in operations during the nine months ended September 30, 2009 decreased to $3,945,000 compared to $4,951,000 for the nine months ended September 30, 2008 primarily as a result of reduced exploration activity and reduced non-stock option compensation general and administrative costs, discussed above. We also had a net decrease in prepaid expenses and other current assets of $105,000 during the nine months ended September 30, 2009, compared to an increase of $191,000 during the nine months ended September 30, 2008, primarily related to a reduction in certain refundable tax payments during 2009. We also had an increase in net accounts payable and other current liabilities of $237,000 in the nine months ended September 30, 2009 compared to a decrease in accounts payable and other current liabilities of $86,000 in the nine months ended September 30, 2008.

          We provided $1,944,000 in cash from investing activities during the nine months ended September 30, 2009 compared to $4,298,000 during the nine months ended September 30, 2008 primarily related to proceeds of $1,852,000 from the sale of 100,000 shares of Kinross stock for the nine months ended September 30, 2009 compared to proceeds from the sale of 192,920 shares of Kinross stock of $4,430,000 during the nine months ended September 30, 2008. We also received $99,000 in proceeds from the sale of Kinross calls during the nine months ended September 30, 2009. In addition we used $105,000 for acquisition of mineral property in the first nine months ended September 30, 2008 and there were no additions recorded to mineral property during the nine months ended September 30, 2009. We also acquired additional furniture and fixtures of $7,000 during 2009compared to $59,000 during 2008.

          Net cash provided from financing activities decreased to $688,000 in the nine months ended September 30, 2009 from $1,491,000 in the nine months ended September 30, 2008 primarily as a result of a reduction in the contribution of Anglo to PBM during the nine months ended September 30, 2009 to $688,000 compared to $1,342,000 during the nine months ended September 30, 2009. In addition, no options were exercised from our 2006 Plan during the nine months ended September 30, 2009 compared to the exercise of options for 130,750 shares of our common stock for proceeds of $149,000 during the nine months ended September 30, 2008.

(f) Off-balance sheet arrangements

          As of September 30, 2009 and December 31, 2008 we have no off-balance sheet obligations.

(g) Exploration Activities, Environmental Compliance and Contractual Obligations

Exploration Activities

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2008 mineral property rental and option payments were approximately $492,000. In 2009 we estimate our full-year mineral property rental and option payments to be approximately $281,000. Approximately $121,000 of these payments is reimbursable to us by our joint venture partners.

           We may be required to make further payments in the future if we elect to exercise our options under those agreements. As part of the Alliance Agreement (defined below) we were committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Overseas Exploration Limited ("Newmont Exploration") and us. During the nine months ended September 30, 2009, we met our spending requirement on our Alliance Project Areas and have no additional spending requirements.


Environmental Compliance

          We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. However the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three and nine months ended September 30, 2009 and 2008, we have not capitalized any costs related to environmental control facilities. We do not anticipate our current or planned exploration activities will result in any material new or additional environmental expenditures or liabilities in the future.

Contractual Obligations

           As of September 30, 2009, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $35,000 per year, related to the Wheat Ridge, Colorado office.

          We currently have deferred tax liabilities recorded in the amount of $7,797,000. These deferred tax liabilities primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable in the future as we sell the Kinross shares. As of September 30, 2009, we have recorded a current liability of $665,000 for the fair value of the Kinross Collar, and $176,000 for the fair value of the November 09 Kinross Call.

(h) Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2008. Votorantim completed a drilling program at Bongara during the third quarter of 2009. Drill hole assay results were reported during the third quarter of 2009. The scope of further work, if any, is completely at Votorantim's discretion.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum for the exploration and development of the Pedra Branca Project. Solitario's and Anglo Platinum's property interests are held through the ownership of shares in PBM. As part of the agreement, Anglo has earned a 30% interest in PBM as of December 31, 2008, as a result of spending a total of $4.0 million on exploration at Pedra Branca. Additionally, the Shareholders Agreement, as amended, provides that Anglo may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($3.0 million in addition to the $4.0 million spent as of December 31, 2008) at Pedra Branca by December 31, 2010. Anglo is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo will be recorded as an increase to additional paid-in capital, less minority interest. Anglo can earn an additional 9% interest in PBM (for a total of 60%) by either (i) completing a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production. Anglo has funded $1.5 million for exploration and development for 2009. Core drilling is ongoing on the project and is expected to be completed during the fourth quarter of 2009.


Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Exploration, to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the four years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that are mutually agreed upon by Newmont Exploration and us. Newmont elected to extend the four-year expenditure period for such additional time necessary to enable Solitario to spend the full $3,773,000 on qualified exploration expenditures. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2008. As of July 31, 2009, we have spent the total qualified exploration expenditures under the Alliance Agreement and have no further required expenditures. As a result of meeting the total qualified exploration expenditure requirement, any existing Alliance properties and, for a period of two years to July 31, 2011, any new properties found within the Alliance project Areas will be subject to the terms of the Alliance Agreement.

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

Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 51,000 hectares for a 15% interest in Minera Chambara. We contributed 9,500 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. We have estimated as of September 30, 2009 and December 31, 2008 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the term of the shareholders' agreement is negative. Accordingly, we reduced our investment to zero, through a non-cash charge to exploration expense during the three and nine months ended September 30, 2008. As a result of ongoing exploration expenditures by Votorantim at Chambara, Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future.

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

Cajatambo

          During January and March of 2008 Solitario staked 9,000 hectares of mineral rights at the Cajatambo area in central Peru. We collected rock and soil samples and conducted certain geophysical surveys during 2008 in preparation for a drilling program which was completed in the fourth quarter of 2008. Results of the drilling program were generally poor and no further work is planned on that portion of the property. However, follow-up surface exploration work on another part of the Cajatambo property indicated anomalous gold values in altered Tertiary volcanic and intrusive rocks. We are currently conducting additional surface work and are planning geophysical surveys in the fourth quarter of 2009. Pending exploration results and permitting approvals, we are planning a drilling program for 2010. The Cajatambo property is subject to the provisions of the Newmont Alliance as discussed above.

Chonta

          During March 2008 we entered into an agreement with the underlying property owner for the Chonta property consisting of one claim of 583 hectares. Additionally, we have staked four claims and now hold 4,583 hectares in Solitario's name that enlarges the outer perimeter of the Solitario held land position. We collected rock and soil samples in late-2008 and early-2009. A core drilling program was initiated in June 2009 and completed in late-July, 2009. Drill results were generally negative and we are evaluating whether or not additional work is warranted. The Chonta property is subject to the provisions of the Newmont Alliance as discussed above.

Excelsior

          During January 2008 Solitario staked 2,000 hectares of mineral rights in the Excelsior area of central Peru. We have collected rock and soil samples and plan to perform additional geologic work during the coming months to evaluate the property for potential drilling in 2010. The Excelsior property is subject to the provisions of the Newmont Alliance as discussed above.

Paria Cruz

          During the first six months of 2008, Solitario staked 3,000 hectares of mineral rights for the Paria Cruz project in central Peru. We are evaluating the Paria Cruz project by the collection of rock and soil samples to determine if the project warrants drilling during 2010. The Paria Cruz property is subject to the provisions of the Newmont Alliance as discussed above.

Santiago

          In February of 2007, we acquired 5,600 hectares of 100%-owned mineral rights through concessions for our Santiago property in southern Peru. The Santiago project consists of two claim blocks where previous surface sampling of rocks identified anomalous concentrations of gold in altered Tertiary volcanic rocks. We plan to conduct additional surface sampling and geological mapping during 2009 and 2010 to determine if the project warrants drill testing during 2010.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,476-hectare Mercurio property in the state of Para, Brazil.  In 2009 we amended the underlying agreement to provide for reduced property payments to the underlying owner. We have conducted extensive soil sampling and auger testing of soils over a large portion of the property during the past four years and three rounds of core drilling of 36 holes. The third round of core drilling was completed in the first quarter of 2008. We are currently pursuing a joint venture partner. A payment of approximately $6,800 has been made to the government of Brazil during 2009 to keep the Mercurio claims in good standing and $18,000 in option payments have been made to the underlying mineral and surface rights owner.


Triunfo

          The 256-hectare Triunfo polymetallic exploration property in Bolivia was acquired in 2003. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were encouraging, but we are monitoring the political situation in Bolivia before committing to a second round of drilling. Claim fees of approximately $300 to the Bolivian government have been made in 2009 in addition to an annual payment of $5,000 to the underlying claim holder.

La Noria

          During the second quarter of 2008 we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We concluded an access agreement with the surface owner and we are currently conducting a reconnaissance exploration program.

Espanola

          We optioned the Espanola gold-copper property in western Bolivia in July 2008. During 2009, we plan on conducting limited surface mapping and sampling, and log existing core. Claim fees payable to the government in 2009 are approximately $4,600 as well as semiannual payments of $5,000 to the underlying claim holder.

(j) Discontinued Projects

          During the first nine months of 2009 we abandoned our Purica project and recorded an asset write-down of $10,000. During the first nine months of 2008 we did not abandon any projects.

(k) Critical Accounting Estimates

          Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the nine months ended September 30, 2009, we have adopted the following accounting policies:

          In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles," which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all non-SEC accounting and reporting standards. Pursuant to the provisions of FASB ASC 105, we have updated the references to GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

          In December 2007, the Financial Accounting Standards Board ("FASB") issued ASC 810-10-65, "Noncontrolling Interests in Consolidated Financial Statements," an Amendment of ASC 810-10-10. ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and amends certain consolidation procedures of ASC 810-10-10 for consistency with the requirements of ASC 805. ASC 810-10-65 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We adopted 810-10-65 on January 1, 2009 and as a result have retrospectively reported our equity related to our shareholders and the noncontrolling interest held by Anglo Gold of its Pedra Branca Mineracao, Ltd, subsidiary in the equity section of the condensed consolidated balance sheet, as well as reporting the noncontrolling interest in the condensed consolidated statement of operations included with this report.           In December 2007, the FASB issued ASC 805-10-65, "Business Combinations (revised 2007)." ASC 805-10-65 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's fiscal year that begins on or after December 15, 2008. We adopted ASC 805-10-65 on January 1, 2009 and it did not have any impact on our financial position, results of operations or cash flows.


          In February 2008, the FASB issued ASC 820-10-15 "Effective Date of ASC 820-10-05." ASC 820-10-15 delayed the effective date of ASC 820-10-05 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted the provisions of ASC 820-10-15 on January 1, 2009 and it did not have any impact on our financial position, results of operations or cash flows.

          In March 2008, the FASB issued ASC 815-10-65, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of ASC 815-10-05. ASC 815-10-65 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under 815-10-05 and related interpretations. ASC 815-10-65 will be effective for all interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. We adopted ASC 815-10-65 on January 1, 2009 and have included the required disclosures in our condensed consolidated financial statements.

          In May 2009, the FASB issued ASC 855-10-05 "Subsequent Events". ASC 855-10-05 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. Our management has evaluated events subsequent to September 30, 2009 through November 3, 2009 which is the issuance date of this report. This report reflects all material events noted in the subsequent period that would have impacted the results reported herein or in our results going forward. We adopted the provisions of ASC 855-10-05 for the interim period ended June 30, 2009. The adoption of ASC 855-10-05 had no impact on our consolidated financial position, results of operations or cash flows.

(l) Forward Looking Statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2008 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

-     our estimates of future exploration, general and administrative and other costs;
-     our estimates of fair value of our investment in shares of Kinross, our stock option liability, the Kinross covered call options and the Kinross Collar;
-     our expectations regarding exploration of our properties, including those subject to joint venture and shareholder agreements;
-     the impact of political and regulatory developments;
-     our future financial condition or results of operations and our future revenues and expenses; and
-     our business strategy and other plans and objectives for future operations

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

          As of September 30, 2009 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $2,279,000 and increase other comprehensive income and total shareholders' equity by the same amount, net of deferred taxes of $850,000. Additionally our working capital would also be increased by $326,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $122,000. This increase is based upon all of our 1,050,000 Kinross common shares as of September 30, 2009, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,050,000 Kinross common shares as of September 30, 2009, and is subject to the Kinross Collar discussed above.

(2)   Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of September 30, 2009 a hypothetical increase of ten percent in the price of Kinross common stock would increase our liability under the Kinross Collar by $585,000, net of deferred taxes of $218,000 and increase our net loss in the statement of operations by $367,000. We have also estimated that as of September 30, 2009 a hypothetical decrease of ten percent in the price of Kinross common stock would decrease our liability under the Kinross Collar by $507,000, net of deferred taxes of $189,000 and would decrease our net loss in the statement of operations by $318,000.

(3)   Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock

          We have estimated, using a Black-Scholes option pricing model that as of September 30, 2009 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $37,000, net of deferred taxes of $14,000 and increase our net loss in the statement of operations by $23,000. We have also estimated that as of September 30, 2009 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $33,000, net of deferred taxes of $12,000 and would decrease our net loss in the statement of operations by $21,000.

(b) Interest Rate Risks

          We have no material interest rate risks at September 30, 2009 as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our Kinross Collar or our stock option liability at September 30, 2009.

(c) Exchange Rate Risks

          Our stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of September 30, 2009 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $20,000, net of deferred taxes of $7,000 and increase our net loss in the statement of operations by $13,000. We have also estimated that as of September 30, 2009 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability and our net loss in the statement of operations by the opposite amount.

          The portion of our cash that is denominated in foreign currency is subject to exchange rate risk.

          Solitario's cash accounts in foreign subsidiaries not denominated in United States dollars represent the only significant foreign currency denominated assets. Foreign currency denominated cash accounts totaled $412,000 and $326,000, respectively, at September 30, 2009 and December 31, 2008. We have estimated that as of September 30, 2009 an increase in the value of the Brazilian Real to the United States Dollar of 10% would decrease our cash on hand by $22,000, net of deferred taxes of $8,000 and increase our net loss in the statement of operations by $14,000. A decrease in the value of the Brazilian Real to the United States Dollar of 10% would increase the value of our cash and reduce our loss in the statement of operations by the opposite amount. We have no other material cash exchange rate risks as of September 30, 2009, as our other cash accounts are not significant to our total assets, liabilities or operating results.

           Our other operating assets and liabilities are generally denominated in United States Dollars and do not have material exchange rate risks.


Item 4.   Controls and Procedures

          During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, Solitario's disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first nine months of 2009, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number Description
2.1

Arrangement Agreement, dated August 24, 2009, among Solitario Exploration & Royalty Corp. and Metallic Ventures Gold, Inc. (incorporated by reference to Exhibit 2.1 to Solitario's Form 8-K filed on August 24, 2009). This agreement was terminated on November 2, 2009.

2.2

Amendment No. 1 dated October 13, 2009, to the Arrangement Agreement, dated August 24, 2009, among Solitario Exploration & Royalty Corp. and Metallic Ventures Gold, Inc. (incorporated by reference to Exhibit 2.1 to Solitario's Form 8-K filed on October 13, 2009). This agreement was terminated on November 2, 2009.

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
10.1

Support agreement dated August 24, 2009 between Solitario Exploration & Royalty Corp. and Richard D. McNeely (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on August 24, 2009). This agreement was terminated on November 2, 2009.

10.2

Amended support agreement dated October 13, 2009 between Solitario Exploration & Royalty Corp. and Richard D. McNeely (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on October 13, 2009). This Agreement was terminated on November 2, 2009.

10.1

Support agreement dated August 24, 2009 between Solitario Exploration & Royalty Corp. and Jeffrey R Ward (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on August 24, 2009). This agreement was terminated on November 2, 2009.

10.2

Amended support agreement dated October 13, 2009 between Solitario Exploration & Royalty Corp. and Jeffrey R Ward (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 13, 2009). This agreement was terminated on November 2, 2009.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

November 3, 2009 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer