Form 10-Q
period 2010-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2010-05-06
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 2010
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number   001-39278

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	[ ]	NO	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	[ ]	NO	[ X]

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of May 5, 2010.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 249	$ 1,946
Investments in marketable equity securities, at fair value	4,273	4,600
Prepaid expenses and other	208	196
Total current assets	4,730	6,742
Mineral properties, net	2,739	2,739
Investments in marketable equity securities, at fair value	13,917	15,006
Other assets	195	154
Total assets	$21,581	$24,641

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 120	$ 269
Derivative instruments fair value	4	53
Current taxes payable	20	385
Deferred income taxes	1,472	1,567
Other	150	150
Total current liabilities	1,766	2,424
Deferred income taxes	5,007	5,555
Stock option liability	271	262
Deferred noncontrolling shareholder payments	1,286	1,286
Commitments and contingencies
Equity:
Solitario shareholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2010 and December 31, 2009)	-	-
Common stock, $0.01 par value, authorized 50,000,000 shares (29,750,242 shares issued and outstanding at March 31, 2010 and December 31, 2009)	297	297
Additional paid-in capital	35,611	35,611
Accumulated deficit	(33,835)	(32,930)
Accumulated other comprehensive income	10,834	11,722
Total Solitario shareholder's equity	12,907	14,700
Noncontrolling interest	344	414
Total shareholders' equity	13,251	15,114
Total liabilities and shareholders' equity	$21,581	$24,641

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)
(in thousands except per share amounts)	Three months ended March 31,
	2010	2009
Costs, expenses and other:
Exploration expense	$ 775	$ 681
Depreciation and amortization	24	23
General and administrative	478	514
Asset write downs	-	10
(Gain) on derivative instruments	(112)	(527)
Interest and dividend income	(53)	(48)
(Gain) on sale of assets	(22)	-
Loss before income taxes	(1,090)	(653)
Income tax benefit (expense)	115	(84)
Net loss	(975)	(737)
Less net loss attributable to noncontrolling interest	70	66
Net loss attributable to Solitario shareholders	$ (905)	$(671)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	29,750	29,750

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands of U.S. dollars)	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	$ (905)	$ (671)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(112)	(527)
Depreciation and amortization	24	23
Employee stock option expense (benefit)	9	(121)
Asset write down	-	10
Deferred income tax (benefit) expense	(115)	84
(Gain) on sale of assets	(22)	-
Noncontrolling interest	(70)	(66)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11)	(7)
Accounts payable and other current liabilities	(514)	13
Net cash used in operating activities	(1,716)	(1,262)
Investing activities:
Additions to other assets	(3)	(2)
Sale of derivative instrument, net	-	21
Proceeds from sale of other assets	22	-
Net cash provided by investing activities	19	19
Financing activities:
Deferred noncontrolling shareholder payment	-	101
Net cash provided by financing activities	-	101
Net (decrease) increase in cash and cash equivalents	(1,697)	(1,142)
Cash and cash equivalents, beginning of period	1,946	1,942
Cash and cash equivalents, end of period	$ 249	$ 800

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. Solitario may also evaluate mineral properties to potentially buy a royalty. At March 31, 2010, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown") and has been actively involved in minerals exploration since 1993.

           The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2010 and 2009 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2010.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario's Annual Report for the year ended December 31, 2009. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent developments

          On April 28, 2010, Solitario signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. The Pachuca Real project encompasses approximately 31,300 hectares of mineral rights in and around the Pachuca silver-gold mining district. The agreement calls for a firm work commitment by Buenaventura of $2.0 million over the first 18 months. Work commitments over the entire 4.5 years total $12.0 million. Buenaventura will earn a 51% interest in the project upon the completion of $12.0 million in expenditures. Buenaventura will have the right to earn an additional 14% (total 65%) interest by completing a positive feasibility study for the project. During the feasibility stage, Buenaventura is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Buenaventura has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, Solitario will have the option to self-finance its 35%-participating interest in the project, or to have Buenaventura fund Solitario's portion of construction costs at Libor + 3%. If Solitario elects to have Buenaventura fund its portion of construction costs, then Solitario's participating interest will be 30% and Buenaventura's interest will be 70%.

          On March 9, 2010 Solitario signed a letter agreement with Regent Holdings, Ltd. ("Regent"), related to Solitario's Mercurio property, located in Brazil, whereby Regent has agreed to pay to Solitario $1,000,000 over the next four years, in the amounts of $50,000, $100,000, $200,000 and $650,000 beginning March 15, 2011 and on each anniversary of that date through March 15, 2014, and invest in minimum expenditure amounts totaling $900,000 over the same period. Upon the final payment Regent will own Mercurio and Solitario will retain a net smelter royalty of 1.5% on all ounces of gold produced at Mercurio up to 2 million ounces and Solitario will retain a net smelter royalty of 2.0% on all ounces of gold produced at Mercurio over 2 million ounces. Regent may terminate the agreement at any time after six months from the date of signing the agreement. Regent will be responsible for all payments to keep the Mercurio claims in good standing during the period of the agreement.


          Solitario has a significant investment in Kinross Gold Corporation ("Kinross") at March 31, 2010, which consists of 1,050,000 shares of Kinross common stock. As of March 31, 2010, 550,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." During the three months ended March 31, 2010 Solitario did not sell any Kinross common shares. Subsequent to March 31, 2010, on April 14, 2010, a tranche of the Kinross Collar due on that date expired, and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of that tranche of the Kinross Collar. Subsequent to March 31, 2010, Solitario sold 30,000 shares of Kinross for proceeds of $541,000. As of May 5, 2010, the 920,000 Kinross shares not subject to the Kinross Collar, discussed below, have a value of approximately $16.2 million based upon the market price of $17.69 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

Employee stock compensation plans

          Solitario accounts for its stock options under the provisions of ASC 718 Compensation-Stock Compensation. Pursuant to ASC 718 Solitario classifies its stock options as liabilities as they are priced in Canadian dollars and Solitario's functional currency is United States dollars. Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, the exchange rate between the United States dollar and the Canadian dollar, a zero dividend yield, a zero forfeiture rate, and an expected volatility based upon the historical volatility of Solitario's common stock on the Toronto Stock Exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded stock-based compensation expense could have been materially different from that reported.

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

          At March 31, 2010 and December 31, 2009, the fair value of outstanding options granted under the Solitario Resources Corporation 2006 Stock Option Incentive Plan (the "2006 Plan") was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.98112 and 0.9529, respectively.

Fair Value at March 31, 2010
Grant Date	5/19/09
Plan	2006 Plan
Option price (Cdn$)	$1.55
Options outstanding	519,000
Expected life	4.1 yrs
Expected volatility	58%
Risk free interest rate	2.3%
Weighted average fair value	$1.14
Portion of vesting at measurement date	45.8%
Fair value of outstanding vested options	$271,000


Fair Value at December 31, 2009
Grant Date	5/19/09
Plan	2006 Plan
Option price (Cdn$)	$1.55
Options outstanding	519,000
Expected Life	4.4 yrs
Expected volatility	57%
Risk free interest rate	2.2%
Weighted average fair value	$1.27
Portion of vesting at measurement date	39.5%
Fair value of outstanding vested options	$262,000

          During the three months ended March 31, 2010 and 2009, Solitario recognized $9,000 in stock option compensation expense and $121,000 in stock option compensation benefit, respectively. There were no new options granted during the first three months of 2010.

          The following table summarizes the activity for stock options outstanding under the 2006 Plan as of March 31, 2010, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	519,000	$1.55
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2010	519,000	$1.55	4.1	$280,000
Exercisable at March 31, 2010	129,750	$1.55	4.1	$ 70,000

(1)The intrinsic value at March 31, 2010 based upon the quoted market price of Cdn$2.10 per share for our common stock on the TSX and an exchange ratio of 0.98112 Canadian dollars per United States dollar.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2010 and 2009.

          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of our common stock during the period. Approximately 519,000 and 2,135,000, respectively, of potential common shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2010 and 2009 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross common shares to be sold (or delivered back to Solitario with any differences settled in cash). As of March 31, 2010 the Kinross Collar consists of two tranches priced at (i) 400,000 shares due on April 13, 2010 for a lower threshold price of $13.69 per share (the "Floor Price") and an upper threshold price of $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for the Floor Price and an upper threshold price of $27.50 per share. On April 13, 2010, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar that expired on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of that tranche of the Kinross Collar.


          Solitario has not designated the Kinross Collar as hedging instruments as described in ASC 815 Derivatives and Hedging and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. As of March 31, 2010 and December 31, 2009, Solitario recorded $83,000 and $9,000, respectively, for the fair market value of the Kinross Collar. As of March 31, 2010, $2,000 is recorded as a derivative instrument in current assets and $81,000 is recorded in other assets and as of December 31, 2010, $11,000 is recorded as a derivative instrument in current liabilities and $20,000 is recorded in other assets. Solitario recorded an unrealized gain of $74,000 and $532,000 during the three months ending March 31, 2010 and 2009, respectively, in gain on derivative instruments for the change in the fair market value of the Kinross Collar.

          On November 13, 2009, Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $22.00 expiring on May 22, 2010 (the "May 10 Kinross Call") for $76,000. As of March 31, 2010 and December 31, 2009 Solitario has recorded a liability for the May 10 Kinross Call of $4,000 and $42,000, respectively and Solitario recorded a gain on derivative instrument of $38,000 during the three months ended March 31, 2010 related to the May 10 Kinross Call.

          On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls") for $104,000 cash and recorded a derivative instrument liability of $116,000 as of December 31, 2008. The options expired unexercised in February 2009 and Solitario recognized a gain on derivative instrument of $116,000 during the three months ended March 31, 2009.

          Solitario does not use its Kinross Collar or its covered call derivative instruments as trading instruments and any cash received or paid related its derivative instruments are shown as investing activities in the condensed consolidated statement of cash flows.

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009:
(thousands)	Derivative Instruments
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments under ASC 815
Kinross Collar	Current assets	$ 2	$ -
Kinross Collar	Current liabilities	-	11
Kinross Collar	Long-term other assets	81	20
Kinross Collar	Long-term liabilities	-	-
May 10 Kinross Call	Current liabilities	4	42

          The following amounts are included in gain on derivative instruments in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009:
(thousands)	March 31, 2010	March 31, 2009
Derivatives not designated as hedging instruments under ASC 815	gain	gain
Kinross Collar	$ 74	$ 411
May 09 Kinross Call	38	-
February 09 Kinross Call	-	116
Total derivatives	$ 112	$ 527


Fair Value

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2010 and 2009, there were no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario's financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010:

(thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$18,190	-	-	$18,190
Kinross Collar derivative instrument	-	83	-	83
Liabilities
May 10 Kinross Call derivative instrument	4	-	-	4

The following is a listing of Solitario's financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009:

(thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$19,606	-	-	$19,606
Kinross Collar derivative instrument	-	20	-	20
Liabilities
Kinross Collar derivative instrument	-	11	-	11
May 10 Kinross Calls derivative instrument	42	-	-	42

Marketable equity securities: At March 31, 2010 and December 31, 2009 the fair value of Solitario's marketable equity securities are based upon quoted market prices.

Kinross Collar: The Kinross Collar between Solitario and UBS is a contractual hedge that is not traded on any public exchange. Solitario determines the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock, volatility of Kinross common stock price that are readily available from public markets, and discount rates that include an assessment of performance risk, therefore, they are classified as Level 2 inputs. See Derivative instruments above.

Covered call options: The May 10 Kinross Calls at March 31, 2010 and December 31, 2009 are exchange traded options and fair values are based upon quoted market prices. See Derivative instruments above.

          During the three months ended March 31, 2010, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.


Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $18,190,000 and $19,606,000, respectively, and cost of $1,035,000, at March 31, 2010 and December 31, 2009. Solitario has accumulated other comprehensive income for unrealized holding gains of $17,154,000 and $18,571,000, respectively, net of deferred taxes of $6,320,000 and $6,849,000, respectively, at March 31, 2010 and December 31, 2009 related to our marketable equity securities. Solitario did not sell any Kinross common stock during the three months ended March 31, 2010 and March 31, 2009. Solitario has classified $4,273,000 and $4,600,000, respectively, of marketable equity securities as current, as of March 31, 2010 and December 31, 2009, which represents Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year.

          The following table represents changes in marketable equity securities.

(in thousands)	Three months ended
	2010	2009
Gross cash proceeds	$ -	$ -
Cost	-	-
Gross gain on sale included in earnings during the period	-	-
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $528 and $230.	(888)	(387)

Revenue Recognition

          Solitario records any proceeds from parties earning an interest in subsidiaries as deferred noncontrolling shareholder payments until the party earns an interest in the subsidiary. Upon earning an initial or subsequent interest in the subsidiary by the other party, Solitario records noncontrolling interest equal to the earned percentage interest in the net book value of the subsidiary and any difference between the proceeds recorded in deferred noncontrolling interest is recorded as additional paid-in-capital. In the event the parties do not earn either an initial interest or a subsequent interest in the subsidiary, Solitario records any payments included in deferred noncontrolling shareholder payments to the statement of operations. During the three months ended March 31, 2010 Solitario did not receive any deferred noncontrolling shareholder payments from Anglo Platinum Limited ("Anglo"). During the three months ended March 31, 2009, Solitario received $101,000 in deferred noncontrolling shareholder payments from Anglo. Solitario has recorded deferred noncontrolling shareholder payments of $1,286,000 as of March 31, 2010 and December 31, 2009. Solitario records delay rental payments as revenue in the period received. There were no delay rental payments received during the three months ended March 31, 2010 or 2009. Any payments received for the sale of property interests are recorded as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue.

Recent Accounting Pronouncements

          In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-13, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification ("ASC") Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. Solitario is currently evaluating the impact ASU 2010-13 will have on its financial statements.


          In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for Solitario's fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation, which is effective for Solitario's fiscal year beginning January 1, 2011. The adoption had no impact on the Solitario's condensed consolidated financial position, results of operations or cash flows. See the discussion of Solitario's assets and liabilities measured at fair value above under "Fair Value."

2.       Comprehensive loss

          The following represents comprehensive loss and its components:
(in thousands)	Three months ended March 31,
	2010	2009
Net loss attributable to Solitario shareholders	$ (905)	$ (671)
Unrealized loss on marketable equity securities, net of related tax effects	(888)	(387)
Comprehensive loss	$(1,793)	$(1,058)

3.       Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended March 31,
	2010	2009
Geologic and field expenses	$ 660	$ 371
Administrative	115	310
Total exploration costs	$ 775	$ 681

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

          Primarily as a result of increases in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,479,000 and $7,122,000 at March 31, 2010 and December 31, 2009.

          During the first quarter of 2010, Solitario recorded $115,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $528,000 to other comprehensive income related to net unrealized losses of $1,416,000 on marketable equity securities. During the first quarter of 2009, Solitario recorded $84,000 deferred tax expense in the statement of operations and recorded a deferred tax benefit of $230,000 to other comprehensive income related to net unrealized losses of $617,000 on marketable equity securities.

5.          Financial Market Risk

          Approximately $196,000 of Solitario's $249,000 cash as of March 31, 2010 is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At March 31, 2010, $53,000 of our cash is held in a United States Bank, $72,000 and $60,000, respectively, are held in the United States in money market funds managed by UBS and Black Rock Financial Advisors. The balance of our cash is held in foreign banks in Canada, Brazil, Peru and Mexico.

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

6.          Stockholder's Equity and Noncontrolling Interest

          The following provides a reconciliation of the beginning and ending balances of Solitario Shareholder's equity and Anglo's noncontrolling interest in our consolidated subsidiary Pedra Branca Mineracao, Ltd. ("PBM"), which was owned 30% by Anglo for the three months ended March 31, 2010 and 2009. PBM has no debt or other guarantee obligations as of March 31, 2010 and 2009.
(thousands)	March 31, 2010		March 31, 2009
	Total Solitario Shareholders' Equity	Non- controlling Interest	Total Solitario Shareholders' Equity	Non- Controlling Interest
Beginning balance	$14,700	$414	$17,218	$833
Comprehensive income:
Net loss	(905)	(70)	(671)	(67)
Net unrealized loss on marketable equity securities (net of tax of $528 and $230)	(888)	-	(387)	-
Comprehensive loss	(1,793)	(70)	(1,058)	(67)
Ending balance	$12,907	$344	$16,160	$766


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2009, 2008 and 2007, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K for the year ended December 31, 2009. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We acquire and hold a portfolio of exploration properties for future sale, joint venture, or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We may also evaluate mineral properties to potentially buy a royalty. At March 31, 2010 we had 15 exploration properties in Mexico, Brazil, Bolivia and Peru. We also have an interest in our Yanacocha and La Tola royalty properties in Peru.

(b). Recent Developments

          On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. The Pachuca Real project encompasses approximately 31,300 hectares of mineral rights in and around the Pachuca silver-gold mining district. The agreement calls for a firm work commitment by Buenaventura of $2.0 million over the first 18 months. Work commitments over the entire 4.5 years total $12.0 million. Buenaventura will earn a 51% interest in the project upon the completion of $12.0 million in expenditures. Buenaventura will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. During the feasibility stage, Buenaventura is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Buenaventura has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Buenaventura fund our portion of construction costs at Libor + 3%. If we elect to have Buenaventura fund our portion of construction costs, then our participating interest will be 30% and Buenaventura interest will be 70%.

          On March 9, 2010 we signed a letter agreement with Regent Holdings, Ltd. ("Regent"), related to Solitario's Mercurio project located in Brazil, whereby Regent has agreed to pay to Solitario $1,000,000 over the next four years, in the amounts of $50,000, $100,000, $200,000 and $650,000 beginning March 15, 2011 and on each anniversary of that date through March 15, 2014, and invest in minimum expenditure amounts totaling $900,000 over the same period. Upon the final payment Regent will own Mercurio and we will retain a net smelter royalty of 1.5% on all ounces of gold produced at Mercurio up to 2 million ounces and will retain a net smelter royalty of 2.0% on all ounces of gold over 2 million ounces. Regent may terminate the agreement at any time after six months from the date of signing the agreement. Regent will be responsible for all payments to keep the Mercurio claims in good standing during the period of the agreement.

          We have a significant investment in Kinross Gold Corporation ("Kinross") at March 31, 2010, which consists of 1,050,000 shares of Kinross common stock. As of March 31, 2010, 550,000 of these shares are not subject to the Kinross Collar, discussed below. During the three months ended March 31, 2010 we did not sell any shares of Kinross. Subsequent to March 31, 2010, we sold 30,000 shares of Kinross for proceeds of 541,000. Subsequent to March 31, 2010, on April 14, 2010, a tranche of the Kinross Collar due on that date expired, and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received under the termination of that tranche of the Kinross Collar. As of May 5, 2010, the 920,000 Kinross shares not subject to the Kinross Collar, discussed below, have a value of approximately $16.2 million based upon the market price of $17.69 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.


(c). Results of Operations

Comparison of the quarter ended March 31, 2010 to the quarter ended March 31, 2009

          We had a net loss of $905,000 or $0.03 per basic and diluted share for the three months ended March 31, 2010 compared to a loss of $671,000 or $0.02 per basic and diluted share for the first three months ended March 31, 2009. As explained in more detail below, the primary reason for the increase in the loss in the first three months of 2010 compared to the loss in the first three months of 2009 was from a reduction in the unrealized gain on derivative instruments to $112,000 during the three months ended March 31, 2010 compared to an unrealized gain of $527,000 during the three months ended March 31, 2009, primarily related to a smaller reduction in the estimated liability related to our Kinross Collar during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In addition, we recorded stock-option compensation expense of $9,000 included in general and administrative costs during the three months ended March 31, 2010 related to an increase in our estimated stock option liability compared to stock-option compensation benefit of $121,000 during the first three months of 2009. These items were mitigated by an increase in our exploration expense during the three months ended March 31, 2010 to $775,000 compared to exploration expense of $681,000 during the first three months of 2009. In addition there was a reduction in our non-stock option general and administrative costs to $469,000 during the three months ended March 31, 2010 compared to non-stock option general and administrative costs of $635,000 during the first three months of 2009. There were no sales of Kinross stock during the three months ended March 31, 2010 or 2009. Additionally as a result of an increase in our pre-tax loss during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, we recorded income tax benefit of $115,000 during the first quarter of 2010 compared to an income tax expense of $84,000 during the first quarter of 2009. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $775,000 during the first quarter of 2010 compared to $681,000 in the first quarter of 2009. During 2010 we significantly increased our exploration efforts in Mexico by drilling our La Noria project in Mexico and pre-drilling expenditures on our Palmira project in Mexico. In addition we increased our exploration activity on our Pedra Branca, Cajatambo, El Sello and Espanola projects during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We also slightly increased our reconnaissance efforts during the three months ended March 31, 2010 compared to the first quarter 2009. The price of an ounce of gold has fluctuated significantly during 2009 and 2010, but has been trending upward during this period and has been trading between approximately $1,075 and $1,150 during the first three months of 2010, compared to an average price of approximately $972 per ounce of gold for 2009. Accordingly, we have selectively increased our exploration efforts to capitalize on the recent increase in commodity prices. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2010 and our 2010 exploration expenditure budget is approximately $4,705,000. This budget includes approximately $1,428,000 for the Pedra Branca project, which has been budgeted to be funded by deferred noncontrolling shareholder contributions from Anglo.


Exploration expense (in thousands) by project for the three months ended March 31, 2010 and 2009 consisted of the following:
	March 31,	March 31
Project Name	2010	2009
Pedra Branca, net	$ 193	$ 171
La Noria	118	-
Palmira	73	-
Cajatambo	28	5
El Sello	19	-
Espanola	16	5
Mercurio	13	17
Pachuca	8	27
La Promessa	5	23
Excelsior	3	-
Chonta	2	99
Newmont Strategic Alliance	1	28
Paria Cruz	1	-
Triunfo	1	-
Bongara	1	-
Purica	-	31
Cerro Azul	-	19
Reconnaissance	293	256
Total exploration expense	$775	$681

        General and administrative costs, excluding stock option compensation costs discussed below, were $469,000 during the first quarter of 2010 compared to $635,000 in the first quarter of 2009. As part of a goal of reducing our administrative costs, we made an effort to reduce our non-exploration administrative costs during 2009 and 2010. The effect of this effort has been a reduction of our administrative overhead including salary costs, office costs and banking and insurance costs. A portion of these costs were absorbed in our exploration administrative costs. The following components of general and administrative costs include a decrease as part of this goal, including: (i) salary and benefit costs being reduced to $247,000 during the first three months of 2010 compared to $358,000 during the first three months of 2009; (ii) reductions in office and insurance costs to $33,000 during the first three months of 2010 compared to $46,000 during the first three months of 2009; and (iii) bank and currency exchange losses were reduced to $16,000 during 2010 compared to $24,000 during the first quarter of 2009. Legal and accounting expense also decreased to $56,000 during the first three months of 2010 compared to $102,000 in the first three months of 2009 as a result of incurring legal and accounting costs during 2009 related to a restatement of our prior year financial statements during the first quarter of 2009, and we did not incur the same level of costs during 2010. Offsetting these reductions in expenses was an increase in our travel and shareholder services expenses to $116,000 during the first quarter of 2010 as compared to $105,000 during the first quarter of 2009. We anticipate our full year general and administrative costs will be reduced during 2010 compared to 2009 primarily as a result of the administrative reductions discussed above.

          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended March 31, 2010, we recognized a stock-based compensation expense of $9,000 as part of general and administrative expense compared to a stock compensation benefit of $121,000 recognized during the three months ended March 31, 2009. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the three months ended March 31, 2010 and March 31, 2009 we did not sell any shares of Kinross and accordingly did not record any gain on sale. We anticipate we will sell additional shares of Kinross during the remainder of 2010 to fund our ongoing expenditures for exploration and general and administrative costs. See also "Liquidity and Capital Resources," below.

         During the three months ended March 31, 2010, depreciation and amortization expense was $24,000 compared to $23,000 in the first quarter of 2009. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2010 as compared to 2009.


          During the first quarter of 2010, we recorded interest and dividend income of $53,000 compared to interest and dividend income of $48,000 during the same period in 2009. The increase was a result of an increase in dividends received during 2010 compared to 2009. Kinross declared a $0.04 per share dividend in March of 2010 and 2009, which resulted in $52,000 in dividend income during the three months ended March 31, 2010 compared to dividend income of $46,000 during the three months ended March 31, 2009.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2010 we recorded no property impairments. During the three months ended March 31, 2009 we recorded an asset write-down of $10,000 related to our Purica project in Mexico.

          We recorded a deferred tax benefit of $115,000 during the first quarter of 2010 compared to an expense of $84,000 during the first quarter of 2009. The tax expense is primarily related to higher United States administrative expenses, discussed above, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As of December 31, 2009, we have utilized all of our United States net operating loss carryforwards. We anticipate having currently payable income taxes during 2010 as a result of the assumption that the proceeds of expected sales of Kinross shares will be in excess of our anticipated United States general and administrative costs, for the full year of 2010. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d). Liquidity and Capital Resources

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2010 and December 31, 2009, we owned 1,050,000 shares of Kinross common stock. At March 31, 2010, 500,000 of these 1,050,000 shares are subject to the Kinross Collar and another 40,000 shares are subject to the May 10 Kinross Call. In addition we own other marketable equity securities with a fair value of $245,000 and $286,000 as of March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 we have classified $13,917,000 of our marketable equity securities as a long-term asset. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The share price of Kinross common stock has varied from a high of $23.91 per share to a low of $14.89 per share during the 52 weeks ended March 31, 2010.

Hedge of the Investment in Kinross

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash). The prices under the Kinross Collar as of March 31, 2010 are (i) 400,000 shares due on April 13, 2010 for a lower threshold price of $13.69 per share (the "Floor Price") and an upper threshold price of $24.34 per share; and (ii) 100,000 shares due on April 12, 2011 for no less than the Floor Price and an upper threshold price of no more than $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. On April 13, 2010, the second tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of this tranche of the Kinross Collar. As of May 5, 2010, 100,000 shares of Kinross common stock remain subject to the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on approximately 500,000 shares of the total shares we own as of March 31, 2010, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold prices discussed above during the term of the respective tranches.

          On November 13, 2009, we sold a covered call option covering 40,000 shares of Kinross with a strike price of $22.00 expiring on May 22, 2010 (the "May 10 Kinross Call") for $76,000. As of March 31, 2010 and December 31, 2009 Solitario has recorded a liability for the May 10 Kinross Call of $4,000 and $42,000, respectively and Solitario recorded a gain on derivative instrument of $38,000 during the three months ended March 31, 2010 related to the May 10 Kinross Call.


          On December 10, 2008, we sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). We recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the three months ended March 31, 2009.

          We have not adopted any further plans to replace the expiring Kinross Collar with a similar instrument to hedge our investment in Kinross. However we will continue to evaluate potential of selling covered calls to provide additional cash flow on planned sales of Kinross over the next year. In addition we plan to evaluate other methods of financing our operations in addition to the outright sale of our holdings of Kinross to include (i) hedging, similar to the Kinross Collar, (ii) forward sales of Kinross shares and (iii) the issuance of debt secured by our holdings of Kinross shares. The implementation of these strategies, if at all, will depend on a number of factors, including our cash flow requirements, the impacts of current and future taxes, and market conditions, none of which we can predict at this time.

Working Capital

          We had working capital of $2,964,000 at March 31, 2010 compared to working capital of $4,318,000 as of December 31, 2009. Our working capital at March 31, 2010 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in 1,050,000 shares of Kinross common stock of $4,273,000, less related current deferred taxes of $1,472,000. In addition, at March 31, 2010 we have recorded $4,000 as a current liability for the estimated fair value of the April 10 Kinross Call and have recorded $2,000 as a current asset for the estimated fair value of the portion of the Kinross Collar due on April 13, 2010, discussed above. We intend to liquidate a portion of our Kinross shares over the next three years, subject to the Kinross Collar discussed above, to reduce our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock and have forecasted the sale of 250,000 shares of Kinross during 2010 for expected proceeds of $4,750,000. During the first three months of 2010, we did not sell any Kinross shares. Subsequent to March 31, 2010, we sold 30,000 shares of Kinross common stock for proceeds of $541,000. Any funds received from the sale of Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital. In addition, we anticipate that proceeds from sale of Kinross shares in excess of our United States tax deductible expenses, which consist primarily of our general and administrative costs, will create a current tax liability. We have forecast that a portion of any proceeds from the sale of our Kinross shares in the future will be used to pay these taxes.

          Cash and cash equivalents were $249,000 as of March 31, 2010 compared to $1,946,000 at December 31, 2009. As of March 31, 2010, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first three months of 2010, no options were exercised from the 2006 Plan. During 2009, we granted 519,000 options from the 2006 Plan. The options have a five year term, vest 25% on date of grant and 25% on each of the next three anniversary dates and have an exercise price of Cdm$1.55 per share. During the fourth quarter of 2009, in connection with an amendment to our offer to acquire Metallic Ventures, certain of our Officers, Directors, and employees agreed to voluntarily cancel 1,935,000 previously granted options concurrently with the signing of the amendment. The activity for stock options outstanding under the 2006 Plan as of March 31, 2010 and 2009 can be found in Note 1, to the Unaudited Condensed Consolidated Financial Statements, under the title "Stock compensation plans."

          We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2010. None of our outstanding options from the 2006 Plan expire during 2010. The stock option liabilities of $271,000 and $262,000, respectively, as of March 31, 2010 and December 31, 2009 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.


Deferred noncontrolling shareholder payments

          We record any proceeds from parties earning an interest in subsidiaries as deferred noncontrolling shareholder payments until the party earns an interest in the subsidiary. Upon earning an initial or subsequent interest in the subsidiary, we record noncontrolling interest equal to the earned percentage interest in the net book value of the subsidiary and any difference between the proceeds and the noncontrolling interest as additional paid-in-capital. In the event the parties do not earn either an initial interest or a subsequent interest in the subsidiary, we record any payments remaining in deferred noncontrolling shareholder payments to the statement of operations. We have recorded $1,286,000 as deferred noncontrolling shareholder payments as of March 31, 2010 and December 31, 2009. We did not receive and deferred noncontrolling shareholder payments during the three months ended March 31, 2010. We received $101,000 of deferred noncontrolling shareholder payments from Anglo during the three months ended March 31, 2009. Anglo did not earn any additional interest in our Pedra Branca Project during the three months ended March 31, 2010 and 2009. Any additional funds from Anglo will be recorded as deferred noncontrolling shareholder payments until such time as Anglo earns any additional interest in PBM. See Joint Ventures, Royalty and Strategic Alliance Properties below.

(e). Cash Flows

          Net cash used in operations during the first quarter of 2010 increased to $1,716,000 compared to $1,262,000 for the first quarter of 2009 primarily as a result of an increased use of cash from the reduction of outstanding payables of $514,000 during the three months ended March 31, 2010 compared to an increase in payables of $13,000 during the three months ended March 31, 2009. In addition we had an increase in exploration expense to $775,000 in the three months ended March 31, 2010 compared to $681,000 in the three months ended March 31, 2009. The large reduction in payables in 2010 primarily related to a payment of previously accrued United States federal and Colorado state taxes of $366,000 during the three months ended March 31, 2010. We also had a net increase in prepaid expenses and other current assets of $11,000 during the first quarter of 2010, compared to an increase in prepaid expenses and other current assets of $7,000 during the first quarter of 2009. These increases were mitigated by a decrease in non-stock option compensation general and administrative costs to $469,000 for the three months ended March 31, 2010 compared to non-stock option compensation general and administrative costs of $635,000 during the three months ended March 31, 2009. See Results of Operations discussed above for further explanation of these variances.

          We provided $19,000 in cash from investing activities during the three months ended March 31, 2010 and 2009, primarily related to the proceeds from the sale of other assets of $22,000 during the first quarter of 2010 and from the sale of a derivative instrument for $21,000 during the three months ended March 31, 2009. We also acquired additional furniture and fixtures of $3,000 during 2010 compared to $2,000 in 2009.

          Net cash provided from financing activities for the three months ended March 31, 2009 related to the receipt of $101,000 from Anglo as a deferred noncontrolling shareholder payment and there was no similar item during the three months ended March 31, 2010.

(f) Off-balance sheet arrangements

          As of March 31, 2010 and December 31, 2009 we have no off-balance sheet obligations.

(g) Exploration Activities, Environmental Compliance and Contractual Obligations

Exploration Activities

         A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. In 2010 we estimate our full-year mineral property rental and option payments to be approximately $390,000. Approximately $95,000 of these payments is reimbursable to us by our joint venture partners. In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements.


Environmental Compliance

          We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. However the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three months ended March 31, 2010, we have not capitalized any costs related to environmental control facilities. We do not anticipate our current or planned exploration activities will result in any material new or additional environmental expenditures or liabilities in the future.

Contractual Obligations

           As of March 31, 2010, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $38,000 per year, related to the Wheat Ridge, Colorado office.

          As of March 31, 2010 we have deferred tax liabilities of $6,479,000, which primarily relate to our unrealized holding gains on our Kinross shares. We expect that a portion of these deferred tax liabilities may become currently payable as we sell the Kinross shares. We have recorded an asset of $83,000 for the estimated fair value of the Kinross Collar, and we have recorded $4,000 as a liability for the May 10 Kinross Call.

(h.) Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum Limited ("Anglo") for the exploration and development of the Pedra Branca Project. Solitario's and Anglo property interests are held through the ownership of shares in Pedra Branca Mineracao, Ltd. ("PBM"). As part of the agreement, Anglo earned a 30% interest in PBM as of December 31, 2009, as a result of spending a total of $4.0 million on exploration at Pedra Branca through that date. Additionally, the Shareholders Agreement, as amended, provides that Anglo may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($1.5 million in addition to the $5.5 million spent as of December 31, 2009) at Pedra Branca by December 31, 2010. Anglo is not required to make any future funding of exploration expenditures. However future cash contributions by Anglo will be recorded as deferred noncontrolling shareholder payments until Anglo has earned its additional interest, to 51%. Upon earning this additional interest in PBM, we will record noncontrolling interest equal to the earned percentage interest in the net book value of the subsidiary and any difference between the proceeds and the noncontrolling interest as additional paid-in-capital. In the event the Anglo does not earn either this subsequent interest in PBM, we will record any payments remaining in deferred noncontrolling shareholder payments to the statement of operations. Anglo can earn an additional 9% interest in PBM (for a total of 60%) by either (i) completing a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo can also earn an additional 5% interest in PBM (for a total of 65%) by arranging 100% financing to put the project into commercial production.


Pachuca Real

          On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. The Pachuca Real project encompasses approximately 31,300 hectares of mineral rights in and around the Pachuca silver-gold mining district. The agreement calls for a firm work commitment by Buenaventura of $2.0 million over the first 18 months. Work commitments over the entire 4.5 years total $12.0 million. Buenaventura will earn a 51% interest in the project upon the completion of $12.0 million in expenditures. Buenaventura will have the right to earn an additional 14% (total 65%) by completing a positive feasibility study for the project. During the feasibility stage, Buenaventura is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Buenaventura has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, we will have the option to self-finance our 35%-participating interest in the project, or to have Buenaventura fund our portion of construction costs at Libor + 3%. If we elect to have Buenaventura fund our portion of construction costs, then our participating interest will be 30% and Buenaventura's interest will be 70%.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we were committed to spend $3,773,000 over the five years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that were mutually agreed upon by Newmont Exploration and us. We completed all required expenditures under the agreement during 2009. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, we have six property positions which fall within the currently defined Strategic Alliance areas and are subject to the provisions of the Newmont Alliance: La Promesa, Cajatambo, Excelsior, Paria Cruz, Santiago and Cerro Azul. During 2010, additional surface work is underway on Cerro Azul, Paria Cruz and Excelsior properties to potentially define drill targets, while drilling is planned for later in 2010 on the Cajatambo and La Promesa properties.

Yanacocha Royalty Property

          The Yanacocha royalty property consists of a royalty interest in 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. In January 2005, we signed an Amended and Restated Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L., and Minera Chaupiloma Dos de Cajamarca, S.R.L. (affiliates of Newmont Peru, Ltd., collectively "Newmont Peru") that provides us with a sliding scale royalty of between 2% and 5%, less any royalty imposed by the Government of Peru. As part of the agreement, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. See the discussion of the Yanacocha royalty agreement in our Annual Report on Form 10-K for the year ended December 31, 2009.

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


Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 52,000 hectares for a 15% interest in Minera Chambara. We contributed 9,600 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future properties subject to the terms of the joint venture will be held by Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. If Votorantim provides such construction financing, we would repay such financing, including interest from 80% of Solitario's portion of the project cash flow. We record our investment in Minera Chambara using the equity-method of accounting. We have estimated as of March 31, 2010 that our net equity in Minera Chambara, as a result of exploration activity by Votorantim during the term of the shareholders' agreement is negative. Accordingly, in prior years we reduced our investment in unconsolidated subsidiary to zero, through a non-cash charge to exploration expense. Solitario does not anticipate it will record an increase in the book value of its 85% equity-method investment in the shares of Minera Chambara in the foreseeable future, if at all.

Mercurio

          In September 2005, we completed an option agreement for the purchase of 100% of the mineral rights over the 8,476-hectare Mercurio property in the state of Para, Brazil.  We have conducted extensive soil sampling and auger testing of soils over a large portion of the property during the past four years including three rounds of core drilling of 36 holes, the last of which was completed in 2008. On March 9, 2010 we signed a letter agreement with Regent Holdings, Ltd. ("Regent"), whereby Regent has agreed to pay to Solitario $1,000,000 over the next four years, in the amounts of $50,000, $100,000, $200,000 and $650,000 beginning on March 15, 2011 and on each anniversary of that date through March 15, 2014, and invest in minimum expenditure amounts totaling $900,000 over the same period. At the end of the final payment Regent will own Mercurio and we will retain a net smelter royalty of 1.5% on all ounces of gold produced at Mercurio up to 2 million ounces and will retain a net smelter royalty of 2.0% on all ounces of gold over 2 million ounces. Regent may terminate the agreement at any time after six months from the date of signing the agreement. Regent will be responsible for all payments to keep the Mercurio claims in good standing during the period of the agreement.

(i). Wholly-owned Exploration Properties

Triunfo

          The 256-hectare Triunfo polymetallic exploration property in Bolivia was acquired in 2003. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were encouraging. However, we continue to monitor the political situation in Bolivia before committing to a second round of drilling. Claim fees of approximately $400 to the Bolivian government are due in 2010.

La Noria

          During the second quarter of 2008 we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We have completed a reconnaissance exploration program of surface work in 2009 and we expect to complete a drilling program in 2010.

Espanola

          We optioned the Espanola gold-copper property in western Bolivia in July 2008. For 2010, we are evaluating the possibility of drilling several holes. We continue to monitor the political climate in Bolivia, prior to drilling this project. In addition, our decision to drill this property is also dependent upon geographical considerations, prioritization with other projects and personnel, and the availability of a drill rig. Claim fees payable to the government in 2010 are approximately $5,000.

(j) Discontinued Projects

          During the first three months of 2010 we did not abandon any projects. During the first three months of 2009 we abandoned our Purica project and recorded an asset write-down of $10,000.

(k). Critical Accounting Estimates

          Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the three months ended March 31, 2010, we have not adopted any additional accounting policies.


(l). Related Party Transactions

          As of March 31, 2010, and for the three months ended March 31, 2009, we have no related party transactions or balances.

(m). Recent Accounting Pronouncements

          Please see "Recent Accounting Pronouncements" in Note 1 to the Condensed Consolidated Financial Statements above.

(n). Forward Looking Statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as "anticipates," "expects," "intends," "forecasts," "plans," "believes," "seeks," "estimates," "may," "will," and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our 2009 Annual Report on Form 10-K and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

(a) Equity Price Risks

(1)   Solitario's investment in Kinross is subject to equity market risk.

          As of March 31, 2010 a hypothetical increase of ten percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $1,795,000 and increase other comprehensive income and total shareholders' equity by the same amount, net of deferred taxes of $669,000. Additionally our working capital would also be increased by $427,000 from a hypothetical increase of ten percent in the price of Kinross common stock, net of deferred taxes of $159,000. This increase is based upon all of our 1,050,000 Kinross common shares as of March 31, 2010, and is subject to the Kinross Collar discussed above.

          A hypothetical decrease of ten percent in the price of Kinross common stock would have the opposite effect of the increase discussed above. This decrease is based upon all of our 1,050,000 Kinross common shares as of March 31, 2010, and is subject to the Kinross Collar discussed above.

(2)   Solitario's Kinross Collar derivative instrument is subject to equity market risk.

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2010 a hypothetical increase of ten percent in the price of Kinross common stock would decrease our asset under the Kinross Collar by $73,000, net of deferred taxes of $27,000 and increase our net loss in the statement of operations by $46,000. We have also estimated that as of March 31, 2010 a hypothetical decrease of ten percent in the price of Kinross common stock would increase our asset under the Kinross Collar by $100,000, net of deferred taxes of $37,000 and would decrease our net loss in the statement of operations by $63,000.

(3)   Solitario's stock option liability is subject to equity market risk for changes in the price of our own stock.

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2010 a hypothetical increase of ten percent in the price of our common stock as traded on the TSX would increase our stock option liability by $41,000, net of deferred taxes of $15,000 and increase our net loss in the statement of operations by $26,000. We have also estimated that as of March 31, 2010 a hypothetical decrease of ten percent in the price of our common stock as traded on the TSX would decrease our stock option liability by $40,000, net of deferred taxes of $15,000 and would decrease our net loss in the statement of operations by $25,000.


(b) Interest Rate Risks

          We have no material interest rate risks at March 31, 2010 as we have no interest bearing debt and our interest bearing cash deposits do not generate a material amount of interest income. Additionally, a change in the risk free interest rate would not materially change the determination of our Kinross Collar or our stock option liability at March 31, 2010.

(c) Exchange Rate Risks

          Our stock option liability is subject to exchange rate risk

          We have estimated, using a Black-Scholes option pricing model that as of March 31, 2010 a hypothetical increase of ten percent in the relative value of the Canadian dollar compared to the United States dollar would increase our stock option liability by $27,000 and increase our net loss in the statement of operations by $17,000, net of deferred taxes of $10,000. We have also estimated that as of March 31, 2010 a hypothetical decrease of ten percent in the relative value of the Canadian dollar compared to the United States dollar would decrease our stock option liability by $27,000 and would decrease our net loss in the statement of operations by $17,000, net of deferred taxes of $17,000.

          We have no other material exchange rate risks as of March 31, 2010, as our assets are generally denominated in United States Dollars. Solitario's cash accounts in foreign subsidiaries not denominated in United States dollars represent the only significant foreign currency denominated assets. Foreign currency denominated cash accounts totaled $64,000 and $280,000, respectively, at March 31, 2010 and December 31, 2009.

Item 4.   Controls and Procedures

          During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, Solitario's disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010, we have taken measures to cure a weakness in internal controls, which resulted in the restatement of our financial statements as described in more detail in Note 11 to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. These measures include implementing, as part of our policies and procedures, a requirement that management document in writing, at least quarterly, the impact of new and existing GAAP to our financial statements and disclosures. Additionally, this work will be reported to and reviewed by our Audit Committee. We believe this additional oversight of our financial reporting and implementation of generally accepted accounting principles by our management, as well as increased review and consultation between management and our Audit Committee have adequately addressed and eliminated the material weakness in our disclosure controls and procedures and our internal control over financial reporting and that with the implementation of these corrective actions our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first quarter of 2010, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Other Information

          None


Item 5. Exhibits
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

SOLITARIO EXPLORATION & ROYALTY CORP.

May 6, 2010 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer