Form 10-Q
period 2010-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2010-08-10
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2010
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

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of August 4, 2010.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 937	$ 1,946
Investments in marketable equity securities, at fair value	3,418	4,600
Prepaid expenses and other	307	196
Total current assets	4,662	6,742
Mineral properties, net	2,705	2,739
Investments in marketable equity securities, at fair value	14,072	15,006
Other assets	98	154
Total assets	$21,537	$24,641

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 154	$ 269
Derivative instruments fair value	-	53
Short-term margin debt	600	-
Current taxes payable	20	385
Deferred income taxes	1,307	1,567
Other	150	150
Total current liabilities	2,231	2,424
Deferred income taxes	4,799	5,555
Stock option liability	907	262
Deferred noncontrolling shareholder payments	2,033	1,286
Commitments and contingencies
Equity:
Solitario shareholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2010 and December 31, 2009)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (29,750,242 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	297	297
Additional paid-in capital	35,611	35,611
Accumulated deficit	(35,127)	(32,930)
Accumulated other comprehensive income	10,506	11,722
Total Solitario shareholders' equity	11,287	14,700
Noncontrolling interest	280	414
Total shareholders' equity	11,567	15,114
Total liabilities and shareholders' equity	$21,537	$ 24,641

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands except per share amounts)	Three months ended June 30,	Six months ended June 30,
	2010	2009	2010	2009
Costs, expenses and other:
Exploration expense	$ 953	$ 797	$ 1,728	$ 1,478
Depreciation and amortization	20	24	44	47
General and administrative	1,082	1,410	1,560	1,924
Gain on derivative instruments	(6)	(3)	(118)	(530)
Asset write downs	39	-	39	10
Interest and dividend income	-	(5)	(53)	(53)
Gain on sale of assets	-	-	(22)	-
Total costs, expenses and other	2,088	2,223	3,178	2,876
Other income -gain on the sale of marketable equity securities	553	490	553	490
Loss before income taxes	(1,535)	(1,733)	(2,625)	(2,386)
Income tax benefit	178	295	293	211
Net Loss	(1,357)	(1,438)	(2,332)	(2,175)
Less net loss attributable to noncontrolling interest	65	50	135	116
Net loss attributable to Solitario shareholders	$(1,292)	$(1,388)	$(2,197)	$(2,059)
Loss per common share attributable to Solitario common shareholders:
Basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.07)
Weighted average shares outstanding Basic and diluted	29,750	29,750	29,750	29,750

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2010	2009
Operating activities:
Net loss	$ (2,197)	$ (2,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(118)	(530)
Depreciation and amortization	44	47
Stock option compensation expense	645	747
Asset write down	39	10
Noncontrolling interest	(135)	(116)
Gain on sale of assets	(22)	-
Deferred income tax benefit	(293)	(211)
Gain on sale of marketable equity security	(553)	(490)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	105
Accounts payable and other current liabilities	(479)	66
Net cash used in operating activities	(3,095)	(2,431)
Investing activities:
Additions to mineral properties	(5)	-
Additions to other assets	(8)	(3)
Sale of derivative instrument	-	66
Proceeds from sale of marketable equity securities	730	667
Proceeds from sale of other assets	22	-
Net cash provided by investing activities	739	730
Financing activities:
Noncontrolling interest equity contribution	747	688
Short term debt borrowing	600	-
Net cash provided by financing activities	1,347	688
Net decrease in cash and cash equivalents	(1,009)	(1,013)
Cash and cash equivalents, beginning of period	1,946	1,942
Cash and cash equivalents, end of period	$ 937	$ 929

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future through a joint venture, Solitario has never developed a mineral property and Solitario does not anticipate developing any currently owned mineral properties on its own in the future. Solitario may also evaluate mineral properties to potentially buy a royalty. At June 30, 2010, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown") and has been actively involved in minerals exploration since 1993.

           The accompanying interim condensed consolidated financial statements of Solitario for the six months ended June 30, 2010 and 2009 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2010.

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

Recent developments

          On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM.

          On June 24, 2010, Solitario borrowed $600,000 from RBC Dain Rauscher, a stock Brokerage firm ("RBC"), in a short-term margin loan, using Solitario's investment in Kinross Gold Corporation ("Kinross") held at RBC as collateral for the short-term margin loan. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from Solitario's short term line of credit with UBS Bank, discussed below. See Note 4, Short Term Debt, below.

          On July 16, 2010, Solitario borrowed $1,000,000 pursuant to a secured Credit Line Agreement between Solitario and UBS Bank of USA ("UBS Bank"). See Note 4, Short Term Debt, below.

          On April 28, 2010, Solitario signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. The Pachuca Real project (the "Pachuca Project") encompasses approximately 31,300 hectares of mineral rights in and around the Pachuca silver-gold mining district. The agreement calls for a firm work commitment by Buenaventura of $2.0 million over the first 18 months. Work commitments over the entire 4.5 years total $12.0 million. Buenaventura will earn a 51% interest in the Pachuca Project upon the completion of $12.0 million in expenditures. All work commitments will be performed by Buenaventura employees or contractors. Buenaventura will have the right to earn an additional 14% (total 65%) interest in the Pachuca Project by completing a positive feasibility study for the project. During the feasibility stage, Buenaventura is required to spend a minimum of $5.0 million annually until such time as the positive feasibility study is completed. Buenaventura has the right to terminate the agreement at anytime following its firm initial work commitment. Upon completion of the feasibility study, Solitario will have the option to self-finance its 35%-participating interest in the Pachuca Project, or to have Buenaventura fund Solitario's portion of construction costs at Libor + 3%. If Solitario elects to have Buenaventura fund its portion of construction costs, then Solitario's participating interest in the Pachuca Project will be 30% and Buenaventura's interest will be 70%.


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

          Solitario has a significant investment in Kinross at June 30, 2010, which consists of 1,010,000 shares of Kinross common stock. As of June 30, 2010, 910,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." During the three and six months ended June 30, 2010 Solitario sold 40,000 shares of Kinross for net proceeds of $730,000. On April 14, 2010, a tranche of the Kinross Collar due on that date expired, and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of that tranche of the Kinross Collar. As of August 4, 2010 the 910,000 Kinross shares not subject to the Kinross Collar, discussed below, have a value of approximately $14.3 million based upon the market price of $15.72 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

Employee stock compensation plans

          Solitario accounts for its stock options under the provisions of ASC 718, Compensation - Stock Compensation. Pursuant to ASC 718 Solitario classifies its stock options as liabilities as they are priced in Canadian dollars and Solitario's functional currency is United States dollars. Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, the exchange rate between the United States dollar and the Canadian dollar, a zero dividend yield, a zero forfeiture rate, and an expected volatility based upon the historical volatility of Solitario's common stock on the Toronto Stock Exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded stock-based compensation expense could have been materially different from that reported.

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

          Solitario granted 2,065,000 options on May 5, 2010, with a grant date fair value of $2,449,000, based upon a Black-Scholes option pricing model resulting in a weighted average fair value of $1.19 per share.

          Solitario granted 519,000 options on May 19, 2009, with a grant date fair value of $339,000, based upon a Black-Scholes option pricing model resulting in a weighted average fair value of $0.65 per share.

          At June 30, 2010 and December 31, 2009, the fair value of outstanding options granted under the Solitario Resources Corporation 2006 Stock Option Incentive Plan (the "2006 Plan") was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.9538 and 0.9529, respectively.


Fair Value at June 30, 2010
Grant Date	5/5/10	5/19/09
Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.40	$1.55
Options outstanding	2,065,000	519,000
Expected life	4.85 yrs	3.89 yrs
Expected volatility	57%	59%
Risk free interest rate	1.8%	1.4%
Weighted average fair value	$0.99	$1.16
Portion of vesting at measurement date	29.2%	52.1%
Fair value of outstanding vested options	$594,000	$313,000

Fair Value at December 31, 2009
Grant Date	5/19/09
Plan	2006 Plan
Option price (Cdn$)	$1.55
Options outstanding	519,000
Expected Life	4.4 yrs
Expected volatility	57%
Risk free interest rate	2.2%
Weighted average fair value	$1.27
Portion of vesting at measurement date	39.5%
Fair value of outstanding vested options	$262,000

          During the three and six months ended June 30, 2010, Solitario recognized $636,000 and $645,000, respectively, in stock option compensation expense. During the three and six months ended June 30, 2009, Solitario recognized $868,000 and $747,000, respectively, in stock option compensation expense.

          The following table summarizes the activity for stock options outstanding under the 2006 Plan as of June 30, 2010, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	519,000	$1.55
Granted	2,065,000	$2.40
Exercised	-
Forfeited	-
Outstanding at June 30, 2010	2,584,000	$2.23	4.7	$321,000
Exercisable at June 30, 2010	775,750	$2.12	4.5	$161,000

(1)The intrinsic value at June 30, 2010 based upon the option exercise price less the quoted market price of Cdn$2.20 per share for our common stock on the TSX and an exchange ratio of 0.9538 Canadian dollars per United States dollar for those options with an exercise price below the market price on June 30, 2010.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2010 and 2009.


          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of Solitario's common stock during the period. Approximately 2,584,000, of potential common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2010 and approximately 2,654,000 for the three and six months ended June 30, 2009 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). As of December 31, 2009, 500,000 shares of Kinross common stock were pledged under the terms of the Kinross Collar to be sold (or delivered back to Solitario with any differences settled in cash). On April 13, 2010, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar that expired on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As of June 30, 2010, 100,000 shares of Kinross common stock remain pledged under the Kinross Collar due on April 12, 2011 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $27.50 per share.

          Solitario has not designated the Kinross Collar as a hedging instrument as described in ASC 815 Derivatives and Hedging and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. As of June 30, 2010 and December 31, 2009, Solitario recorded $85,000 and $9,000, respectively, for the fair market value of the Kinross Collar. As of June 30, 2010, $85,000 is recorded as derivative instrument in prepaid expenses and other current assets and as of December 31, 2009, $11,000 is recorded as a derivative instrument in current liabilities and $20,000 is recorded in other assets. Solitario recorded an unrealized gain of $2,000 and $76,000, respectively, for the three and six months ended June 30, 2010 and a gain of $45,000 and $456,000, respectively, for the three and six months ended June 30, 2009 in gain on derivative instruments for the change in the fair market value of the Kinross Collar.

          On November 13, 2009, Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $22.00 expiring on May 22, 2010 (the "May 10 Kinross Call") for $76,000. In May 2010, the call expired unexercised. Solitario recorded a liability for the May 10 Kinross Call as of December 31, 2009 of $42,000. Solitario recorded a gain on derivative instrument of $4,000 and $42,000, respectively, during the three and six months ended June 30, 2010 related to the May 10 Kinross Call

          On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls") for $104,000 cash and recorded a derivative instrument liability of $116,000 as of December 31, 2008. The options expired unexercised in February 2009 and Solitario recognized a gain on derivative instrument of $116,000 during the six months ended June 30, 2009.

          On March 31, 2009, Solitario sold the April 09 Kinross Call covering 50,000 shares of Kinross. Solitario sold the option for $21,000. The cash was received on settlement on April 2, 2009 and the option expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the six months ended June 30, 2009.

          On April 16, 2009 Solitario sold the August 09 Kinross Call for net proceeds of $45,000. Solitario recorded a current liability of $108,000 for the fair value of the August 09 Kinross Call and recorded a loss on derivative instrument of $63,000 for the three and six months ended June 30, 2009. Solitario repurchased the August 09 Kinross Call for cash of $125,000 and concurrently Solitario sold the November 09 Kinross Call for $158,000.

          Solitario does not use its Kinross Collar or its covered call derivative instruments as trading instruments and any cash received or paid related to its derivative instruments are shown as investing activities in the condensed consolidated statement of cash flows.

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009:


(in thousands)	Liability Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments under ASC 815
Kinross Collar	Current assets	$ 85	$ -
Kinross Collar	Current liabilities	-	11
Kinross Collar	Long-term other assets	-	20
May 10 Kinross Call	Current liabilities	-	42

          The following amounts are included in Gain (loss) on derivative instruments in the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Derivatives not designated as hedging instruments under ASC 815	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Kinross Collar	$ 2	$ 45	$ 76	$ 456
May 10 Kinross Call	4	-	42	-
February 09 Kinross Call	-	-	-	116
April 09 Kinross Call	-	21	-	21
August 09 Kinross Call	-	(63)	-	(63)
Total derivatives	$ 6	$ 3	$118	$ 530

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and six months ended June 30, 2010 and 2009, there were no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

          The following is a listing of Solitario's financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$17,490	-	-	$17,490
Kinross Collar derivative instrument	-	85	-	85


          The following is a listing of Solitario's financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$19,606	-	-	$19,606
Kinross Collar derivative instrument	-	20	-	20
Liabilities
Kinross Collar derivative instrument	-	11	-	11
May 10 Kinross Calls derivative instrument	42	-	-	42

Marketable equity securities: At June 30, 2010 and December 31, 2009 the fair value of Solitario's marketable equity securities are based upon quoted market prices.

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

Covered call options: The May 10 Kinross Calls at December 31, 2009 are exchange traded options and fair values are based upon quoted market prices. See Derivative instruments above.

          During the three and six months ended June 30, 2010, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $17,490,000 and $19,606,000, respectively, and cost of $858,000 and $1,035,000, respectively at June 30, 2010 and December 31, 2009. Solitario has accumulated other comprehensive income for unrealized holding gains of $16,632,000 and $18,571,000, respectively, net of deferred taxes of $6,126,000 and $6,849,000, respectively, at June 30, 2010 and December 31, 2009 related to our marketable equity securities. Solitario sold 40,000 shares of its Kinross common stock during the three and six months ended June 30, 2010 for gross proceeds of $730,000. Solitario sold 40,000 shares of its Kinross common stock during the three and six months ended June 30, 2009 for gross proceeds of $667,000. Solitario has classified $3,418,000 and $4,600,000, respectively, of marketable equity securities as current as of June30, 2010 and December 31, 2009, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.

          The following table represents changes in marketable equity securities.

(in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Gross cash proceeds	$ 730	$ 667	$ 730	$ 667
Cost	177	177	177	177
Gross gain on sale included in earnings during the period	553	490	553	490
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $11 and $(517) for the three and six months ended June 30, 2010 and $142 and $(88) for the three and six months ended June 30, 2009.	19	238	(869)	(149)
Reclassification adjustment for gains included in earnings during the period, net of tax of $206 for the three and six months ended June 30, 2010 and $183 for the three and six months ended June 30, 2009.	(347)	(307)	(347)	(307)


Revenue Recognition

          Solitario records any proceeds from parties earning an interest in subsidiaries as deferred noncontrolling shareholder payments until the party earns an interest in the subsidiary. Upon earning an initial or subsequent interest in the subsidiary by the other party, Solitario records noncontrolling interest equal to the earned percentage interest in the net book value of the subsidiary and any difference between the proceeds recorded in deferred noncontrolling interest is recorded as additional paid-in-capital. In the event the parties do not earn either an initial interest or a subsequent interest in the subsidiary, Solitario records any payments included in deferred noncontrolling shareholder payments to the statement of operations. During the three and six months ended June 30, 2010 Solitario received $747,000 of deferred noncontrolling shareholder payments from Anglo Platinum Limited ("Anglo"). During the three and six months ended June 30, 2009, Solitario received $101,000 and $587,000, respectively, in deferred noncontrolling shareholder payments from Anglo. Solitario has recorded deferred noncontrolling shareholder payments of $2,033,000 and $1,286,000, respectively, as of June 30, 2010 and December 31, 2009. Solitario records delay rental payments as revenue in the period received. There were no delay rental payments received during the three and six months ended June 30, 2010 or 2009. Any payments received for the sale of property interests are recorded as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue.

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

 2.       Comprehensive Loss

          The following represents comprehensive loss and its components:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss attributable to Solitario shareholders	$(1,292)	$(1,388)	$(2,197)	$(2,059)
Unrealized loss on marketable equity securities, net of related tax effects	(328)	(69)	(1,216)	(456)
Comprehensive loss	$(1,620)	$(1,457)	$(3,413)	$(2,515)


3.       Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Geologic and field expenses	$ 820	$ 543	$1,480	$ 914
Administrative	133	254	248	564
Total exploration costs	$ 953	$ 797	$1,728	$1,478

4.       Short term debt

          On June 24, 2010, Solitario borrowed $600,000 from RBC, in a short-term margin loan, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loan. The loan carries interest at a margin loan rate of 4.25% per annum. The margin loan rate may be modified by RBC at any time. The margin loan may be called by RBC at any time. In addition, Solitario is currently required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. As of June 30, 2010 the equity value in Solitario's account at RBC was 84%. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. Interest expense related to the short term margin loan for the three and six months ended June 30, 2010 was less than $1,000. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from Solitario's short term line of credit with UBS Bank, discussed below.

          On July 16, 2010, Solitario borrowed $1,000,000 pursuant to a secured credit line agreement between Solitario and UBS Bank. The UBS Bank credit line currently carries an interest rate of 2.65% per annum, which floats, based upon a base rate of 2.25% plus the London Interbank Offered Rate ("LIBOR"), which is currently 0.4%. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. At August 4, 2010, the equity value in Solitario's UBS brokerage account was 79%. UBS Bank may modify the minimum equity percentage the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value.

5.       Income Taxes

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

          Primarily as a result of the increases in the value of Solitario's holdings in Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,106,000 and $7,122,000, respectively, at June 30, 2010 and December 31, 2009.


          During the three and six months ended June 30, 2010, Solitario recorded a deferred tax benefit of $178,000 and $293,000, respectively, in the statement of operations. Solitario recorded deferred tax expense during the three months ended June 30, 2010 of $11,000 related to net unrealized gains of $30,000 on marketable equity securities. Solitario recorded a deferred tax benefit during the six months ended June 30, 2010 of $517,000 related to net unrealized losses of $1,386,000 on marketable equity securities. During the three and six months ended June 30, 2009, Solitario recorded a deferred tax benefit of $295,000 and $211,000, respectively, in the statement of operations. Solitario recorded a deferred tax benefit during the three months ended June 30, 2009 of $142,000 related to unrealized losses of $380,000 on marketable equity securities. Solitario recorded deferred tax expense during the six months ended June 30, 2009 of $89,000 related to net unrealized gains of $238,000 on marketable equity securities. Solitario transferred deferred tax expense of $206,000 from unrealized gain (loss) on marketable equity securities related to the gain on sale of Kinross of $553,000 upon the sale of 40,000 shares of Kinross during the three and six months ended June 30, 2010. Solitario transferred deferred tax expense of $183,000 from unrealized gain (loss) on marketable equity securities related to the gain on sale of Kinross of $490,000 upon the sale of 40,000 shares of Kinross during the three and six months ended June 30, 2009.

6.       Financial Market Risk

          Approximately $804,000 of Solitario's $937,000 cash as of June 30, 2010 is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At June 30, 2010, $133,000 of our cash is held in a United States Bank, $7,000 and $10,000, respectively, are held in the United States in money market funds managed by UBS and Black Rock Financial Advisors. The balance of our cash is held in foreign banks in Canada, Brazil, Peru and Mexico.

          Solitario's Kinross Collar is subject to certain counterparty risk if, on the date that shares subject to the Kinross Collar are due, the price of Kinross common stock is below the Floor Price and UBS is unable to pay the differential between the market price and the Floor Price. See a discussion of the Kinross Collar under "Derivative instruments," above.


7.       Shareholders' Equity and Noncontrolling Interest

          The following provides a reconciliation of the beginning and ending balances of Solitario Shareholder's equity and Anglo's 30% and 15%, respectively, noncontrolling interest in our consolidated subsidiary PBM for the three and six months ended June 30, 2009 and 2008. PBM has no debt or other guarantee obligations as of June 30, 2009 and December 31, 2008.
(in thousands)	Three months ended June 30, 2010		Six months ended June 30, 2010
	Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity	Noncontrolling Interest
Beginning balance	$ 12,908	$ 344	$ 14,700	$ 414
Comprehensive income:
Net loss	(1,292)	(64)	(2,197)	(134)
Net unrealized loss on marketable equity securities (net of tax of $195 and $723)	(329)	-	(1,216)	-
Comprehensive loss	(1,621)	(64)	(3,413)	(134)
Ending balance	$ 11,287	$ 280	$ 11,287	$ 280

(in thousands)	Three months ended June 30, 2009		Six months ended June 30, 2009
	Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity	Noncontrolling Interest
Beginning balance	$ 16,160	$ 766	$ 17,218	$ 832
Comprehensive income:
Net loss	(1,388)	(50)	(2,059)	(116)
Net unrealized loss on marketable equity securities (net of tax of $41 and $271)	(69)	-	(456)	-
Comprehensive loss	(1,457)	(50)	(2,515)	(116)
Ending balance	$ 14,703	$ 716	$ 14,703	$ 716

8.     Subsequent Event

          On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM.

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

(a). Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and development or purchase of royalty interests. We acquire and hold a portfolio of exploration properties for future sale, joint venture, or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future through a joint venture, we have never developed a mineral property and we do not anticipate developing any currently owned mineral properties on our own in the future. We may also evaluate mineral properties to potentially buy a royalty. At June 30, 2010 we had 12 exploration properties in Peru, Bolivia, Mexico and Brazil. We also have an interest in our Yanacocha and La Tola royalty properties in Peru.

(b). Recent Developments

          On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM.

          On June 24, 2010, we borrowed $600,000 from RBC, in a short-term margin loan, using our investment in Kinross held at RBC as collateral for the short-term margin loan. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from our short term line of credit with UBS Bank, discussed below. See Note 4 to the unaudited condensed consolidated financial statements, above.

          On July 16, 2010, we borrowed $1,000,000 from UBS Bank. See Note 4 to the unaudited condensed consolidated financial statements, above.

          On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. See Recent Developments in Note 1 to the unaudited condensed consolidated financial statements above.

          On March 9, 2010 we signed a letter agreement with Regent Holdings, Ltd. ("Regent"), related to Solitario's Mercurio project located in Brazil. See Recent Developments in Note 1 to the unaudited condensed consolidated financial statements above.

          We have a significant investment in Kinross Gold Corporation ("Kinross") at June 30, 2010, which consists of 1,010,000 shares of Kinross common stock. As of June 30, 2010, 910,000 of these shares are not subject to the Kinross Collar, discussed below. During the three and six months ended June 30, 2010 we sold 40,000 shares of Kinross for net proceeds of $730,000. On April 13, 2010, a tranche of the Kinross Collar due on that date expired, and 400,000 shares of Kinross under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received under the termination of that tranche of the Kinross Collar. As of August 4, 2010 the 910,000 Kinross shares not subject to the Kinross Collar, have a value of approximately $14.3 million based upon the market price of $15.72 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

(c). Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

          We had a net loss of $1,292,000 or $0.04 per basic and diluted share for the three months ended June 30, 2010 compared to a loss of $1,388,000 or $0.05 per basic and diluted share for the three months ended June 30, 2009. As explained in more detail below, the primary reason for the decrease in the loss for the three months ended June 30, 2010 compared to the loss in the same period of 2009 was a reduction in general and administrative costs including a reduction in stock option compensation expense to $635,000 in the three months ended June 30, 2010 compared to $868,000 in the same period of 2009. In addition we recorded a larger gain on sale of our Kinross shares in the three months ended June 30, 2010 compared to the same period of 2009. These were partially offset by an increase in our exploration expense to $953,000 during the three months ended June 30, 2010 compared to exploration expense of $797,000 the same period in 2009 and a lower income tax benefit in the three months ended June 30, 2010 compared to the same period in 2009. Each of these items is discussed in more detail below.


          Our net exploration expense increased to $953,000 during the second quarter of 2010 compared to $797,000 in the second quarter of 2009. The increase was related to increased exploration activities at our Cajatambo, Palmira and La Noria projects, where we had drilling programs during the second quarter of 2010 as well as increases in exploration at our Pedra Branca project in Brazil and exploration on new projects at Excelsior and Atico. We continued our increased emphasis on our reconnaissance exploration which increased to $318,000 during the three months ended June 30, 2010 compared to $173,000 in the same period of 2009. These increases were offset by reductions in exploration activities at certain of our projects where we were not conducting drilling during the second quarter of 2010. The comparative expenditures are detailed in the table below. The price of an ounce of gold has fluctuated significantly during 2009 and 2010, but has been trending upward during this period and has been trading between approximately $1,256 and $1,061 during the first six months of 2010, compared to an average price of approximately $972 per ounce of gold for the year during 2009. Accordingly, we have selectively increased our exploration efforts to capitalize on the recent increase in commodity prices. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2010 and our 2010 exploration expenditure budget is approximately $4,705,000. This budget includes approximately $1,428,000 for the Pedra Branca project, which has been budgeted to be funded by deferred noncontrolling shareholder contributions from Anglo.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2010 and 2009 consisted of the following:
	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
Project Name	2010	2009	2010	2009
Pedra Branca	$ 141	$ 129	$ 335	$ 300
Cajatambo	265	48	293	53
Palmira	72	-	164	-
La Noria	20	5	139	5
La Promessa	35	36	40	59
Pachuca	27	36	34	63
Mercurio	18	26	32	43
Excelsior	20	-	23	-
Atico	20	-	20	-
Espanola	-	-	16	5
Cerro Azul	6	42	7	61
Paria Cruz	9	2	11	2
Chonta	1	250	2	349
Bongara	1	16	1	16
Triunfo	-	-	1	-
Newmont Strategic Alliance	-	28	-	56
Purica	-	-	-	31
Chambara	-	3	-	3
Santiago	-	3	-	3
Reconnaissance	318	173	610	429
Total exploration expense	$953	$797	$1,728	$1,478


          General and administrative costs, excluding stock option compensation costs discussed below, were $446,000 during the second quarter of 2010 compared to $542,000 in the second quarter of 2009. As part of a goal of reducing our administrative costs, we made an effort to reduce our non-exploration administrative costs during 2009 and 2010. The effect of this effort has been a reduction of our administrative overhead including salary costs, office costs and banking and insurance costs. A portion of these costs were absorbed in our exploration administrative costs. The following components of general and administrative costs include a decrease as part of this goal, including: Legal and accounting expense decreased to $45,000 during the three months ended June 30, 2010 compared to $114,000 in the three months ended June 30, 2009 as a result of incurring legal and accounting costs during 2009 related to a restatement of our prior year financial statements during the second quarter of 2009, and we did not incur the same level of costs during 2010. In addition we had reductions in our office and other costs to $42,000 during the three months ended June 30, 2010 compared to $63,000 during the same period of 2009. Offsetting these reductions in expenses was an increase in our travel and shareholder services expenses to $112,000 during the three months ended June 30, 2010 compared to $81,000 during the second quarter of 2009. We anticipate our full year general and administrative costs will be reduced during 2010 compared to 2009 primarily as a result of the administrative reductions discussed above.

          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended June 30, 2010, we recognized stock-based compensation expense of $636,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation expense of $868,000 recognized during the three months ended June 30, 2009. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements.

          During the three months ended June 30, 2010 and 2009 we sold 40,000 shares of Kinross for net proceeds of $730,000 and $667,000, respectively and accordingly recorded a gain on sale of $553,000 and $490,000, respectively. We received an average price of $18.25 per share on the sale of our Kinross shares during the three months ended June 30, 2010 compared to an average price of $16.75 per share during the three months ended June 30, 2009, which accounted for the majority of the lower gain and proceeds during 2009. We anticipate selling additional shares of Kinross common stock for the next year to meet a portion of our anticipated expenditures. We intend to limit these sales of Kinross common stock during the next year to minimize our potential to incur currently payable United States income taxes on the proceeds of additional sales of Kinross common stock. To the extent necessary, we intend to fund our ongoing expenditures for exploration and general and administrative costs from borrowing against our holdings of Kinross common stock for the next year or more. See Note 4 to the unaudited condensed consolidated financial statements and also "Liquidity and Capital Resources," below.

         During the three months ended June 30, 2010, depreciation and amortization expense was $20,000 compared to $24,000 in the second quarter of 2009. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2010 as compared to 2009.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended June 30, 2010 we recorded mineral property write-downs of $39,000 related to our Cajatambo, La Noria and Palmira projects based upon the results from drilling on those three properties. During the three months ended June 30, 2209 we did not record any property write-down or impairments.


          We recorded deferred tax benefit of $178,000 during the second quarter of 2010 compared to a benefit of $295,000 during the second quarter of 2009. The decrease in tax benefit is primarily related to the decrease in non-stock compensation general and administrative costs, discussed above, incurred in the United States during the three months ended June 30, 2010 compared to the same period of 2009. During 2009, we utilized all of our net United States net operating losses incurred in prior years to offset taxable income on our sales of Kinross and break fee income from our attempted merger with Metallic Ventures Gold ("Metallic Ventures"). Our current net operating losses on United States activities are expected to be available to offset 2010 current year taxable income related to our year-to-date sales of Kinross common stock through the end of 2010. We do not anticipate selling additional Kinross common stock through the remainder of 2010, in excess of current net operating losses for 2010, and as a result, do not anticipate we will owe any current United States federal or state income taxes in 2010. In addition, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

          We had a loss of $2,197,000 or $0.07 per share for the six months ended June 30, 2010 compared to a loss of $2,059,000 or $0.07 per share for the six months ended June 30, 2009. The primary reason for the increase in the loss in the six months ended June 30, 2010 from the loss in the same period of 2009 was an increase in exploration expense to $1,728,000 during the six months ended June 30, 2010 compared to exploration expense of $1,478,000 in the same period of 2009 and a reduction in the gain on derivative instruments to $118,000 during the six months ended June 30, 2010 compared to a gain of $530,000 in the same period of 2009. These changes were partially offset by a reduction in non-stock option general and administrative costs to $915,000 in the six months ended June 30, 2010 compared to $1,177,000 during the same period of 2009 as well as a reduction in our stock option compensation expense to $645,000 during the six months ended June 30, 2010 compared to stock option compensation expense of $747,000 during the same period of 2009. Each of these items is discussed in more detail below.

          Our exploration expense increased to $1,728,000 during the first six months of 2010 compared to $1,478,000 in the first six months of 2009. This increase was the result of drilling programs during 2010 at our Cajatambo, Palmira and La Noria projects during 2010 as well as increased exploration expenditures to $335,000 at our Pedra Branca project during the six months ended June 30, 2010 compared to $300,000 during the same period of 2009 and an increase in our reconnaissance exploration effort to $610,000 during the six months ended June 30, 2010 compared to $429,000 in the same period of 2009. These decreases were partially offset by reductions at our Chonta and Cerro Azul projects which had drilling programs during the first six months of 2009 but had no drilling and limited exploration expenditures during 2010. These changes are detailed in the exploration expense table shown above.

          Excluding the $645,000 and $747,000, respectively, of stock-option compensation expense during the first half of 2010 and 2009, discussed below, other general and administrative costs were $915,000 during the six months ended June 30, 2010 compared to $1,177,000 in the same period of 2009. Salary and benefits expense decreased to $494,000 in the six months ended June 30, 2010 compared to $643,000 in the first six months of 2009. In addition, (i) legal and accounting costs decreased to $101,000 in the first six months of 2010 compared to $216,000 in the first six months of 2009 (ii) a $20,000 decrease in consulting expense to a related party; and (iii) we had a decrease in office and insurance expense to $92,000 in the first six months of 2010 compared to $132,000 in the first six months of 2009. These reductions in costs were partly offset by an increase in our travel and shareholder services expenses to $228,000 in the first six months of 2010 compared to $186,000 in the same period of 2009. The overall decreases were primarily the result of an effort to reduce our general and administrative costs during 2010 compared to 2009, discussed above.


          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the six months ended June 30, 2010, we recognized a stock-based compensation expense of $645,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation expense of $747,000 recognized during the six months ended June 30, 2009. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

           During the first six months of 2010 we sold 40,000 shares of Kinross for net proceeds of $730,000 and recorded a gain on sale of $553,000. During the first six months of 2009 we sold 40,000 shares of Kinross for net proceeds of $667,000 and recorded a gain on sale of $490,000. See also "Liquidity and Capital Resources," below.           We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the six months ended June 30, 2010 we recorded $39,000 in mineral property write-downs related to our Cajatambo, La Noria and Palmira properties, discussed above. During the six months ended June 30, 2009 we recorded an asset write-down of $10,000 related to our Purica project in Mexico.

          We recorded deferred tax benefit of $293,000 during the first six months of 2010 compared to a deferred tax benefit of $211,000 during the same period of 2009 related to the expected benefit of the currently generated net operating losses on United States activities. The increase in the deferred tax benefit in 2010 compared to 2009 primarily related to a reduction in recognized gains on derivative instruments during the six months ended June 30, 2010 compared to the same period of 2009, which was partially offset by a reduction in United States non-stock option compensation expense during the first six months of 2010 compared to the same period of 2009. See derivative instruments and stock option compensation expense in Note 1 to the unaudited condensed consolidated financial statements. Changes in our exploration activities do not have a significant effect on our recorded deferred tax benefit, as these costs are incurred in jurisdictions outside of the United States and we provide a full valuation allowance against any net operating losses generated.

(d). Liquidity and Capital Resources

 Short term debt

          On June 24, 2010, we borrowed $600,000 from RBC, in a short-term margin loan, using our investment in Kinross held at RBC as collateral for the short-term margin loan. The loan carries interest at a margin loan rate of 4.25% per annum. The margin loan rate may be modified by RBC at any time. The margin loan may be called by RBC at any time. In addition, we are currently required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. As of June 30, 2010 the equity value in our account at RBC was 84%. If the equity value in our account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in our brokerage account or liquidate any other assets to restore the minimum equity value. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from our short term line of credit with UBS Bank, discussed below.

          On July 16, 2010, we borrowed $1,000,000 pursuant to a secured credit line agreement between us and UBS Bank. The UBS Bank credit line currently carries an interest rate of 2.65% per annum, which floats, based upon a base rate of 2.25% plus the London Interbank Offered Rate ("LIBOR"), which is currently 0.4%. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that we may borrow up to $2 million and that we maintain a minimum equity value percentage in our UBS brokerage account above 40%, based upon the value of our Kinross shares and any other assets held in our UBS brokerage account, less the value of our UBS Bank credit line and any other balances owed to UBS Bank. At August 4, 2010, the equity value in our UBS brokerage account was 79%. UBS Bank may modify the minimum equity percentage the loan at any time. In addition, if the equity value in our UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in our UBS brokerage account or liquidate any other assets to restore the minimum equity value.


          We intend to continue to borrow money for the next year or longer using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2010, which consist primarily of United States general and administrative costs. We anticipate the proceeds from the sale of Kinross common stock sold during 2010 will not exceed our anticipated United States tax deductible expenses, and accordingly, we do not anticipate having any currently payable United States income taxes for 2010. We anticipate proceeds from the sale of shares of Kinross common stock and proceeds from any loans against our investment in Kinross will provide adequate funds for our operations through the end of 2011.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2010 and December 31, 2009, we owned 1,010,000 shares of Kinross common stock. At June 30, 2010, 910,000 of these 1,010,000 shares are not subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $229,000 and $286,000 as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 we have classified $3,418,000 of our marketable equity securities as a current asset, which represents our estimate of the Kinross shares we intend to sell in the next year. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The share price of Kinross common stock has varied from a high of $23.91per share to a low of $15.91 per share during the 52 weeks ended June 30, 2010.

Hedge of the Investment in Kinross

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash). As of June 30, 2010, two tranches of shares representing 800,000 shares of Kinross common stock subject to the Kinross Collar have expired unexercised and the 100,000 shares that remain subject to the Kinross Collar have a lower threshold price of $13.69 per share and an upper threshold price of $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. On April 13, 2010, the second tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of this tranche of the Kinross Collar.

           The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on approximately 100,000 shares of the total shares we own as of June 30, 2010, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold price discussed above during the term of the third and final tranche.

          On November 13, 2009, we sold a covered call option for $76,000 covering 40,000 shares of Kinross with a strike price of $22.00 which expired unexercised on May 22, 2010 (the "May 10 Kinross Call"). We recognized a gain on derivative instrument of $4,000 and $42,000, respectively for the three and six months ended June 30, 2010. As of December 31, 2009 Solitario had recorded a liability for the May 10 Kinross Call of $42,000.

          On December 10, 2008, we sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls"). We recorded a gain on derivative instrument of $116,000 for the change in fair value on the February 09 Kinross Calls during the six months ended June 30, 2009.

          We have not adopted any further plans to replace the expiring Kinross Collar with a similar instrument to hedge our investment in Kinross. However we will continue to evaluate the potential of selling covered calls to provide additional cash flow on planned sales of Kinross over the next year. In addition we plan to evaluate other methods of financing our operations in addition to the outright sale of our holdings of Kinross to include (i) hedging, similar to the Kinross Collar, (ii) forward sales of Kinross shares and (iii) the issuance of debt secured by our holdings of Kinross shares. The implementation of these strategies, if at all, will depend on a number of factors, including our cash flow requirements, the impacts of current and future taxes, and market conditions, which we cannot fully predict at this time.


Working Capital

          We had working capital of $2,431,000 at June 30, 2010 compared to working capital of $4,318,000 as of December 31, 2009. Our working capital at June 30, 2010 consists of our (i) cash and cash equivalents, (ii) the current portion of our marketable equity securities and (iii) prepaid expenses, including the fair market value of the Kinross Collar of $85,000, less our current liabilities consisting of (i) our accounts payable, (ii) our short-term margin loan, discussed above under "Liquidity and Capital Resources," and (iii) our current and deferred taxes. As discussed above, we intend to liquidate a limited portion of our Kinross shares over the next year, in order to continue to defer current United States income taxes on the sale of shares of Kinross common stock. We also intend to continue to borrow on margin and against our UBS Bank secured credit line. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Through the six months ended June 30, 2010, we sold 40,000 shares for net proceeds of $730,000. Any funds received from the sale of our Kinross shares or borrowing against the value of our Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $937,000 as of June 30, 2010 compared to $1,946,000 at December 31, 2009. As of June 30, 2010, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar and our UBS Bank credit line are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first six months of 2010 and 2009, no options were exercised from the 2006 Plan. During the three and six months ended June 30, 2010 and 2009, we granted 2,065,000 options and 519,000 options, respectively, from the 2006 Plan. The options have a five year term, vest 25% on date of grant and 25% on each of the next three anniversary dates and have an exercise price of Cdn$2.40 per share and Cdn$1.55 per share, respectively. During the fourth quarter of 2009, in connection with an amendment to our offer to acquire Metallic Ventures, certain of our Officers, Directors, and employees agreed to voluntarily cancel 1,935,000 previously granted options concurrently with signing the amendment. The activity for stock options outstanding under the 2006 Plan as of June 30, 2010 and 2009 can be found in Note 1, to the unaudited condensed consolidated financial statements, under the title "Stock compensation plans."

          We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2010. None of our outstanding options from the 2006 Plan expire during 2010. The stock option liabilities of $907,000 and $262,000, respectively, as of June 30, 2010 and December 31, 2009 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

Deferred noncontrolling shareholder payments

          We record any proceeds from parties earning an interest in subsidiaries as deferred noncontrolling shareholder payments until the party earns an interest in the subsidiary. Upon earning an initial or subsequent interest in the subsidiary, we record noncontrolling interest equal to the earned percentage interest in the net book value of the subsidiary and any difference between the proceeds and the noncontrolling interest as additional paid-in-capital. In the event the parties do not earn either an initial interest or a subsequent interest in the subsidiary, we record any payments remaining in deferred noncontrolling shareholder payments to the statement of operations. We have recorded $2,033,000 and $1,286,000, respectively, as deferred Noncontrolling shareholder payments as of June 30, 2010 and December 31, 2009. During the three and six months ended June 30, 2010 we received deferred Noncontrolling shareholder payments of $747,000. We received $102,000 and $688,000, respectively, of deferred Noncontrolling shareholder payments from Anglo during the three and six months ended June 30, 2009. Anglo did not earn any additional interest in our Pedra Branca Project during the three and six months ended June 30, 2010 and 2009. Any additional funds from Anglo will be recorded as deferred noncontrolling shareholder payments until such time as Anglo earns any additional interest in PBM. See Joint Ventures, Royalty and Strategic Alliance Properties below.


(e). Cash Flows

          Net cash used in operations during the six months ended June 30, 2010 increased to $3,095,000 compared to $2,431,000 for the six months ended June 30, 2009 primarily as a result of increased exploration expense, the payment of $385,000 in United States federal and state income taxes related to 2009 and a reduction in other outstanding accounts payable from $269,000 at December 31, 2009 to $154,000 at June 30, 2010. We also had a net increase in prepaid expenses and other current assets of $26,000 during the six months ended June 30, 2010, compared to a decrease of $105,000 during the six months ended June 30, 2009. These reductions were partially offset by a reduction in general and administrative costs. See Results of Operations discussed above for further explanations of these variances.

          We provided $739,000 in cash from investing activities during the six months ended June 30, 2010 compared to $730,000 during the six months ended June 30, 2009 primarily related to proceeds of $730,000 from the sale of 40,000 shares of Kinross stock for the six months ended June 30, 2010 compared to proceeds of $667,000 from the sale of 40,000 shares of Kinross stock during the six months ended June 30, 2009. Partially offsetting these increases were a reduction in the proceeds from the sale of derivative instruments during the six months ended June 30, 2010 compared to the same period of 2009. We also acquired mineral property and additional furniture and fixtures of $13,000 during the first six months of 2010compared to $3,000 during same period of 2009.

          Net cash provided from financing activities increased to $1,347,000 in the six months ended June 30, 2010 from $688,000 in the six months ended June 30, 2009 primarily as a result of borrowing $600,000 from RBC, discussed above under "Liquidity and Capital Resources." In addition we received equity contributions by Anglo to our Pedra Branca subsidiary of $747,000 and $688,000, respectively, during the six months ended June 30, 2010 and 2009.

(f). Off-balance sheet arrangements

          As of June 30, 2010 and December 31, 2009 we have no off-balance sheet obligations.

(g). Exploration Activities, Environmental Compliance and Contractual Obligations

Exploration Activities

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. In 2010 we have expended approximately $174,000 in land holding costs during the first two quarters and expect expenditures to total about $317,000 for the entire year. Of the expected $317,000 annual 2010 amount, approximately $195,000 will be reimbursed to Solitario by our joint venture partners. Excluded from these amounts are land payments paid on our Bongará and Chambara Joint Ventures operated by Votorantim Metais. In addition, we may be required to make further payments in the future if we elect to exercise our options under our property agreements or if we enter into new agreements.


Environmental Compliance

          We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. However the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three and six months ended June 30, 2010 and 2009, we have not capitalized any costs related to environmental control facilities. We do not anticipate our current or planned exploration activities will result in any material new or additional environmental expenditures or liabilities in the future.

Contractual Obligations

           As of June 30, 2010, our short-term margin loan was $600,000, as discussed above under "Liquidity and Capital Resources."

          As of June 30, 2010, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $38,000 per year, related to the Wheat Ridge, Colorado office.

          As of June 30, 2010 we have deferred tax liabilities of $6,106,000, which primarily relate to our unrealized holding gains on our Kinross shares. We do not expect that any portion of these deferred tax liabilities will become currently payable during 2010, as discussed above. We have recorded an asset of $85,000 for the estimated fair value of the Kinross Collar, which is included in other current assets.

(h). Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. Votorantim is currently awaiting approval of its permit applications to drill approximately 10,000 meters of core drilling, initiate construction of a 23 kilometer road to the deposit, and initiate approximately 700 meters of underground workings. Permit approval is expected before the end of the third quarter.

Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum Limited ("Anglo") held through the ownership of shares in Pedra Branca Mineracao, Ltd. ("PBM"). As part of the agreement, Anglo earned a 30% interest in PBM as of December 31, 2009. Additionally, Anglo may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($1.5 million in addition to the $5.5 million spent as of December 31, 2009) at Pedra Branca by December 31, 2010. Anglo is not required to make any future funding of exploration expenditures. However Anglo can up to a 65% interest in PBM by funding certain exploration and capital commitments. See a discussion of the Shareholder Agreement in our Annual Report on Form 10-K for the year ended December 31, 2010. Anglo elected to fund the 2010 $1.5 million exploration program earlier in the year. A 3,000 meter core drilling program is slated to begin in late-August 2010. On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM.


Pachuca Real

          On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. See a discussion of the definitive venture agreement above under "Recent Developments". Buenaventura is currently staffing its project personnel with significant exploration activities slated to begin during the third quarter of 2010.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we were committed to spend $3,773,000 over the five years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that were mutually agreed upon by Newmont Exploration and us. We completed all required expenditures under the agreement during 2009. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, we have five property positions which fall within the currently defined Strategic Alliance areas and are subject to the provisions of the Newmont Alliance: La Promesa, Excelsior, Paria Cruz, Santiago and Cerro Azul. During 2010, additional surface work is underway on Cerro Azul, Paria Cruz and Excelsior properties to potentially define drill targets, while permitting activities for drilling is ongoing on our La Promesa properties. Drilling was conducted on the Cajatambo project in the second quarter. Based on the results of this drilling we elected to abandon the project on June 30, 2010 and a recorded a mineral property write-down of $28,000 during the second quarter of 2010.

Yanacocha Royalty Property

          The Yanacocha royalty property consists of a royalty interest in 69 concessions totaling approximately 61,000 hectares in northern Peru 25 kilometers north of the city of Cajamarca. In January 2005, we signed a Royalty Grant with Minera Los Tapados S.A., a subsidiary of Newmont Peru Limited, Minera Yanacocha S.R.L. that provides us with a sliding scale royalty of between 2% and 5%, less any royalty imposed by the Government of Peru. As part of the agreement, Newmont Peru, through its subsidiaries and/or affiliates, agreed to spend an aggregate of $4.0 million on Solitario's royalty property during the next eight years. See the discussion of the Yanacocha royalty agreement in our Annual Report on Form 10-K for the year ended December 31, 2009.

La Tola Royalty Property

          In August 2007 we signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to our benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSR has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached. Because the Letter of Intent with CSR provides that our ending interest in La Tola will be a 2% net smelter royalty, rather than a working interest, we currently classify the La Tola gold property as a royalty property interest. CSR plans surface prospecting, mapping and sampling during 2010 to assess if drilling is warranted in 2011.

Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 52,000 hectares for a 15% interest in Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. See the discussion of the Chambara shareholders agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. Votorantim plans surface exploration work at several prospects on the Chambara land position for 2010 and drilling of two to three core holes at the Progresso prospect.

Mercurio

          On March 9, 2010 we signed a letter agreement with Regent Holdings, Ltd. ("Regent"), discussed above under "Recent Developments." Regent expects to continue surface exploration and drilling previously initiated by Solitario after claim renewal is completed in the second half of 2010.


(i). Wholly-owned Exploration Properties

Triunfo

          The 256-hectare Triunfo polymetallic exploration property in Bolivia was acquired in 2003. A geophysical survey has been completed on the property and three holes were drilled in the first half of 2007. The results of these three holes were encouraging. However, we continue to monitor the political situation in Bolivia before committing to a second round of drilling. Claim fees of approximately $400 to the Bolivian government and a payment of $5,000 to the owner of the mineral rights are due in 2010.

La Noria

          During 2008 we staked 10,000 hectares in Sonora State of Mexico comprising the La Noria project. Strong alteration of rocks detected by the study of satellite images suggests good potential for the discovery of porphyry copper deposits. We completed a reconnaissance exploration program of surface work in 2009 and completed 11 holes totaling 1,571 meters of reverse circulation drilling in the first quarter of 2010. Based on the results of this drilling, we elected to abandon the project on June 30, 2010 and recorded a mineral property write-down of $6,000 during the second quarter of 2010.

Espanola

          We optioned the Espanola gold-copper property in western Bolivia in July 2008. For 2010, we are evaluating the possibility of drilling several holes. We continue to monitor the political climate in Bolivia, prior to drilling this project. In addition, our decision to drill this property is also dependent upon geographical considerations, prioritization with other projects and personnel, and the availability of a drill rig. Claim fees payable to the government of approximately $5,000 and payments to the mineral rights owner of $10,000 are due in 2010.

Palmira

          An option to purchase the Palmira project in central Mexico was signed in November of 2009. Surface sampling, geologic mapping and drilling were conducted in the first quarter of 2010. A single 299 meter core hole was completed in the second quarter of 2010. Based on the results of this drilling we elected to abandon the project on June 30, 2010 and recorded a mineral property write-down of $5,000 during the second quarter of 2010.

(j). Discontinued Projects

          During the six months ended June 30, 2010 we abandoned our Cajatambo, La Noria and Palmira projects and recorded a mineral property write-down of $39,000. During the six months June 30, 2009 we abandoned our Purica project and recorded an asset write-down of $10,000.

(k). Critical Accounting Estimates

          Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the three and six months ended June 30, 2010, we have not adopted any additional accounting policies.

(l). Related Party Transactions

          As of June 30, 2010, and for the three and six months ended June 30, 2009, we have no related party transactions or balances.

(m). Recent Accounting Pronouncements

          Please see "Recent Accounting Pronouncements" in Note 1 to the unaudited condensed consolidated financial statements above.

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

Item 4.   Controls and Procedures

          During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, Solitario's disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

          During the first six months of 2010, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 5. Other Information

          None


Item 6. Exhibits

Exhibit Number     Description
3.1*	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended
3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario's Form 10-Q filed on August 7, 2008)
4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario's Form 10-Q filed on August 7, 2008)
31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

August 10, 2010 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer