Form 10-Q
period 2010-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2010-11-12
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2010
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated Filer [ ]	Smaller reporting company [X]

           Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act.)

YES	[ ]	NO	[X]

          There were 29,750,242 shares of $0.01 par value common stock outstanding as of November 4, 2010


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 558	$1,946
Investments in marketable equity securities, at fair value	3,758	4,600
Prepaid expenses and other	178	196
Total current assets	4,494	6,742
Mineral properties, net	88	2,739
Investments in marketable equity securities, at fair value	15,874	15,006
Equity method investment	2,444	-
Other assets	213	154
Total assets	$23,113	$24,641

Liabilities and Equity
Current liabilities:
Accounts payable	$ 152	$ 269
Derivative instruments fair value	-	53
Short-term margin debt	1,503	-
Current taxes payable	-	385
Deferred income taxes	1,402	1,567
Other	100	150
Total current liabilities	3,157	2,424
Deferred income taxes	5,207	5,555
Stock option liability	1,113	262
Deferred noncontrolling shareholder payments	-	1,286
Commitments and contingencies
Equity:
Solitario shareholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding September 30, 2010 and December 31, 2009)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (29,750,242 shares issued and outstanding at September 30, 2010 and December 31, 2009)	297	297
Additional paid-in capital	36,799	35,611
Accumulated deficit	(35,120)	(32,930)
Accumulated other comprehensive income	11,660	11,722
Total Solitario shareholders' equity	13,636	14,700
Noncontrolling interest	-	414
Total equity	13,636	15,114
Total liabilities and equity	$23,113	$24,641

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. Dollars, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Property and joint venture revenue
Joint venture property payments	$ 200	$ 200	$ 200	$ 200
Costs, expenses and other:
Exploration expense	584	1,118	2,312	2,596
Depreciation and amortization	12	23	56	70
General and administrative	592	(472)	2,152	1,452
Property abandonment and impairment	16	-	55	10
Loss (gain) on derivative instruments	66	829	(52)	299
Interest and dividend income, net	(35)	(53)	(88)	(106)
Gain on sale of assets	-	-	(22)	-
Total costs, expenses and other	1,235	1,445	4,413	4,321
Other income
Equity in net loss of equity method investment	(52)	-	(52)	-
Gain on deconsolidation of PBM subsidiary	724	-	724	-
Gain on the sale of marketable equity securities	-	919	553	1,409
Total other income	672	919	1,225	1,409
Loss before income taxes	(363)	(326)	(2,988)	(2,712)
Income tax benefit (expense)	341	(204)	634	7
Net loss	(22)	(530)	(2,354)	(2,705)
Less net loss attributable to noncontrolling interest	29	153	164	269
Net income (loss) attributable to Solitario shareholders	$ 7	$(377)	$(2,190)	$(2,436)
Income (loss) per common share attributable to Solitario common shareholders:
Basic and diluted	$ 0.00	$ (0.01)	$(0.07)	$(0.08)
Weighted average shares outstanding:
Basic	29,750	29,750	29,750	29,750
Diluted	29,750	29,750	29,750	29,750

See Notes to Unaudited Condensed Consolidated Financial Statements


SOLITARIO EXPLORATION & ROYALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$ (2,190)	$ (2,436)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	(52)	299
Depreciation and amortization	56	70
Loss on equity method investment	52	-
Stock option compensation expense (benefit)	851	(335)
Asset write down	55	10
Noncontrolling interest	(164)	(269)
Gain on sale of assets	(22)	-
Deferred income tax (benefit) expense	(634)	(7)
Gain on sale of marketable equity security	(553)	(1,409)
Gain on deconsolidation of PBM subsidiary	(724)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3	(105)
Accounts payable and other current liabilities	(470)	237
Net cash used in operating activities	(3,792)	(3,945)
Investing activities:
Additions to mineral properties	(11)	-
Additions to other assets	(7)	(7)
Investment in marketable equity securities	(178)	-
Investment in common stock warrants	(65)	-
Sale of derivative instrument, net	-	99
Proceeds from sale of marketable equity securities	730	1,852
Cash decrease from deconsolidation of PBM subsidiary	(1,083)	-
Proceeds from sale of other assets	22	-
Net cash (used) provided by investing activities	(592)	1,944
Financing activities:
Noncontrolling interest equity contribution	1,496	688
Short-term debt borrowing, net	1,500	-
Net cash provided by financing activities	2,996	688
Net decrease in cash and cash equivalents	(1,388)	(1,313)
Cash and cash equivalents, beginning of period	1,946	1,942
Cash and cash equivalents, end of period	$ 558	$ 629

See Notes to Unaudited Condensed Consolidated Financial Statements


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business

          Solitario Exploration & Royalty Corp. ("Solitario") is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although its mineral properties may be developed in the future by Solitario or through a joint venture, Solitario has never developed a mineral property. Solitario may also evaluate mineral properties to potentially buy a royalty. At September 30, 2010, Solitario's mineral properties are located in Mexico, Brazil, Bolivia and Peru. In August 2010, Solitario signed a Letter of Intent to earn up to an 80% interest in the Mt. Hamilton project located in Nevada, discussed below under "Recent developments." Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown") and has been actively involved in minerals exploration since 1993.

           The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2010 and 2009 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2010.

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

Recent developments

Ely Gold and Minerals, Inc.

          On August 26, 2010, Solitario made a private placement investment in Ely Gold & Minerals, Inc. ("Ely") of Cdn$250,000. The placement is part of a Letter of Intent ("LOI") between Solitario and Ely to joint venture Ely's Mt. Hamilton gold project. Under the LOI, Solitario may earn up to an 80% interest in the project by completing various staged commitments. See a more complete discussion in Note 9, "Ely Gold investment and the Mt. Hamilton Joint Venture" to the unaudited condensed consolidated financial statements below.

Pedra Branca do Minercao, Ltd.

          On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca do Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM. Accordingly, Solitario has deconsolidated its interest in Pedra Branca and has recorded its 49% interest in the fair market value of PBM as an equity investment in the condensed consolidated balance sheet as of September 30, 2010. Solitario recorded a gain on deconsolidation as of July 21, 2010 of $724,000 and has recorded its equity in the net loss of PBM from that date as other income in the condensed consolidated statement of operations. Please see note 8 "Deconsolidation of PBM" below.

Short-term debt

          On June 24, 2010, Solitario borrowed $600,000 from RBC Dain Rauscher, a stock Brokerage firm ("RBC"), in a short-term margin loan, using Solitario's investment in Kinross Gold Corporation ("Kinross") held at RBC as collateral for the short-term margin loan. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from Solitario's short term line of credit with UBS Bank, discussed below. See Note 4, "Short Term Debt", below.

          On July 16, 2010 and on August 20, 2010 Solitario borrowed $1,000,000 and $500,000, respectively pursuant to a secured Credit Line Agreement between Solitario and UBS Bank of USA ("UBS Bank"). See Note 4, "Short Term Debt", below.


Marketable Equity Securities

          Solitario has a significant investment in Kinross at September 30, 2010, which consists of 1,010,000 shares of Kinross common stock. As of September 30, 2010, 910,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." During the nine months ended September 30, 2010 Solitario sold 40,000 shares of Kinross for net proceeds of $730,000. Subsequent to September 30, 2010 Solitario sold an additional 10,000 shares of Kinross. As of November 4, 2010 the 900,000 Kinross shares not subject to the Kinross Collar, discussed below, have a value of approximately $16.96 million based upon the market price of $18.84 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

Employee stock compensation plans

          Solitario accounts for its stock options under the provisions of ASC 718 Compensation - Stock Compensation. Pursuant to ASC 718 Solitario classifies its stock options as liabilities as they are priced in Canadian dollars and Solitario's functional currency is United States dollars. Solitario records a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including a risk free interest rate, the contractual term, the exchange rate between the US dollar and the Canadian dollar, a zero dividend yield, a zero forfeiture rate, and an expected volatility equal to the historical volatility of Solitario's common stock on the Toronto Stock exchange (the "TSX") over the period corresponding to the expected life of the options. These estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, Solitario's recorded stock-based compensation expense could have been materially different from that reported.

          Solitario's outstanding options on date of grant have a five year term, and vest 25% on date of grant and 25% on each anniversary date. Solitario recognizes stock option compensation expense (benefit) for the change in fair value of vested options. Solitario records stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, with 25% recognized immediately, and the remaining 75% recognized over three years on a straight line basis.

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

           At September 30, 2010 and December 31, 2009, the fair value of outstanding options granted under the 2006 Stock Option Incentive Plan (the "2006 Plan") was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.97146 and 0.9529, respectively.

Fair Value at September 30, 2010
Grant Date	5/5/10	5/19/09
Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.40	$1.55
Options outstanding	2,065,000	519,000
Expected life	4.6 yrs	3.64 yrs
Expected volatility	58%	60%
Risk free interest rate	1.27%	0.98%
Weighted average fair value	$1.05	$1.25
Portion of vesting at measurement date	35.4%	58.3%
Fair value of outstanding vested options	$747,000	$366,000

Fair Value at December 31, 2009
Grant Date	5/19/09
Plan	2006 Plan
Option price (Cdn$)	$1.55
Options outstanding	519,000
Expected Life	4.4 yrs
Expected volatility	57%
Risk free interest rate	2.2%
Weighted average fair value	$1.27
Portion of vesting at measurement date	39.5%
Fair value of outstanding vested options	$262,000

          During the three and nine months ended September 30, 2010, Solitario recognized $206,000 and $851,000, respectively, in stock option compensation expense. During the three and nine months ended September 30, 2009, Solitario recognized $1,082,000 and $335,000, respectively, in stock option compensation benefit.


           The following table summarizes the activity for stock options outstanding under the 2006 Plan as of September 30, 2010, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:
	Shares issuable on outstanding options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	519,000	$1.55
Granted	2,065,000	$2.40
Exercised	-
Forfeited	-
Outstanding at September 30, 2010	2,584,000	$2.23	4.4	$343,000
Exercisable at September 30, 2010	775,750	$2.12	4.3	$171,000

(1)The intrinsic value at September 30, 2010 based upon the option exercise price less the quoted market price of Cdn$2.27 per share for our common stock on the TSX and an exchange ratio of 0.97146 Canadian dollars per United States dollar for those options with an exercise price below the market price on September 30, 2010.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2010 and 2009.

          Solitario's potentially dilutive shares are related to outstanding common stock options. Diluted earnings per common share consider the impact of these potentially dilutive shares, except in periods of a loss because their inclusion would have an anti-dilutive effect. It also excludes those periods when the option exercise price exceeds the weighted average market price of a share of Solitario common stock during the period. Approximately 2,065,000 of potential common shares were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2010 and approximately 2,654,000 potential common shares were excluded from the calculation of diluted income per share for the three and nine months ended September 30, 2009 because the effects were anti-dilutive.

Derivative instruments

          On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). As of December 31, 2009, 500,000 shares of Kinross common stock were pledged under the terms of the Kinross Collar to be sold (or delivered back to Solitario with any differences settled in cash). On April 13, 2010, 400,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar that expired on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of that tranche of the Kinross Collar. As of September 30, 2010, 100,000 shares of Kinross common stock remain pledged under the Kinross Collar due on April 12, 2011 for a lower threshold price of no less than $13.69 per share (the "Floor Price") and an upper threshold price of no more than $27.50 per share.

           Solitario has not designated the Kinross Collar as a hedging instrument as described in ASC 815 Derivatives and Hedging and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. As of September 30, 2010 and December 31, 2009, Solitario recorded $19,000 and $9,000, respectively, for the fair market value of the Kinross Collar. As of September 30, 2010, $19,000 is recorded as derivative instrument in other current assets and as of December 31, 2009, $11,000 is recorded as a derivative instrument in current liabilities and $20,000 is recorded in other assets. Solitario recorded an unrealized loss of $66,000 for the three months ended September 30, 2010 and recorded an unrealized gain of $10,000 for the nine months ended September 30, 2010 and Solitario recorded an unrealized loss of $793,000 and $338,000, respectively, for the three and nine months ended September 30, 2009 in gain (loss) on derivative instruments for the change in the fair market value of the Kinross Collar.

          On November 13, 2009, Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $22.00 expiring on May 22, 2010 (the "May 10 Kinross Call") for $76,000. In May 2010, the call expired unexercised. Solitario recorded a liability for the May 10 Kinross Call as of December 31, 2009 of $42,000. Solitario recorded a gain on derivative instrument of $42,000 the nine months ended September 30, 2010 related to the May 10 Kinross Call

           On December 10, 2008, Solitario sold two covered call options covering 50,000 shares of Kinross each (the "February 09 Kinross Calls") for $104,000 cash and recorded a derivative instrument liability of $116,000 as of December 31, 2008. The options expired unexercised in February 2009 and Solitario recognized a gain on derivative instrument of $116,000 during the nine months ended September 30, 2009.


          On March 31, 2009, Solitario sold a covered call covering 50,000 shares of Kinross for net proceeds of $21,000 (the "April 09 Kinross Call"). The option expired unexercised on April 21, 2009. Solitario recorded a gain on derivative instruments of $21,000 on the April 09 Kinross Call during the nine months ended September 30, 2009.

          On April 16, 2009 Solitario sold a covered call covering 40,000 shares of Kinross for net proceeds of $45,000 (the "August 09 Kinross Call"). The option had a strike price of $17.50 per share and an expiration date of August 19, 2009. On July 21, 2009, Solitario repurchased the August 09 Kinross Call for cash of $125,000 and recorded a loss on derivative instrument during the three and nine months ended September 30, 2009 of $17,000 and $80,000, respectively. On July 21,2009, concurrently with the purchase of the August 09 Kinross Call, Solitario sold a covered call covering 40,000 shares of Kinross with a strike price of $17.50 expiring on November 21, 2009 for $158,000 (the "November 09 Kinross Call"). As of September 30, 2009, Solitario recorded a liability for the fair market value of the November 09 Kinross Call of $176,000 and has recorded a loss on derivative instruments of $18,000 in the three and nine months ended September 30, 2009.

          Solitario does not use its Kinross Collar or its covered call derivative instruments as trading instruments and any cash received or paid related to its derivative instruments are shown as investing activities in the condensed consolidated statement of cash flows.

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:

(in thousands)	Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments under ASC 815
Kinross Collar	Current assets	$19	$ -
Kinross Collar	Current liabilities	-	11
Kinross Collar	Long-term other assets	-	20
May 10 Kinross Call	Current liabilities	-	42

          The following amounts are included in gain (loss) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Derivatives not designated as hedging instruments under ASC 815	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
Kinross Collar	$ (66)	$(794)	$10	$(338)
May 10 Kinross Call	-	-	42	-
February 09 Kinross Call	-	-	-	116
April 09 Kinross Call	-	-	-	21
August 09 Kinross Call	-	(17)	-	(80)
November 09 Kinross Call	-	(18)	-	(18)
Total derivatives	$ (66)	$(829)	$ 52	$(299)

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2010 and 2009, there were no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.


The following is a listing of our financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$19, 162	$470	$ -	$19,632
Kinross Collar derivative instrument		19	-	19

The following is a listing of Solitario's financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$19,606	$ -	$ -	$19,606
Kinross Collar derivative instrument	-	20	-	20
Liabilities
Kinross Collar derivative instrument	-	11	-	11
May 10 Kinross Calls derivative instrument	42	-	-	42

Marketable equity securities: At September 30, 2010 and December 31, 2009 the fair value of our marketable equity securities are based upon quoted market prices. At September 30, 2010 Solitario's 1,666,666 shares of Ely are subject to a hold period until December 30, 2010, and as a result the fair market value based upon the quoted market price of Ely shares on the TSXV are classified as a Level 2 input.

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

Covered call options: The May 10 Kinross Collar at December 31, 2009 are exchange traded options and fair values are based upon quoted market prices. See Derivative instruments above.

Items measured at fair value on a nonrecurring basis:

          Upon Anglo earning a 51% interest in PBM, discussed below in Note 8, "Deconsolidation of PBM," Solitario deconsolidated PBM in accordance with ASC 810-10-40 whereby Solitario performed a valuation using Level 3 inputs of its 49% interest in the assets of PBM on the date of deconsolidation. The fair value analysis examined four valuation techniques and used assumptions of management on future results and included; (i) the present value of future cash flows, (ii) a market valuation analysis of publicly traded entities with exploration exposure to platinum group metals, similar to PBM, (iii) an analysis of the market value based upon sales and joint ventures of similar exploration properties and projects, and (iv) the recent investment by Anglo to earn an additional 21% interest in PBM.

          Solitario also recorded the allocated fair value to the Ely warrants included in the First Tranche, discussed below in Note 9, "Ely Gold investment and Mt. Hamilton Joint Venture." The allocation is based on the ratio of (i) the quoted fair value of the shares of Ely and (ii) the fair value Solitario determined for the Ely warrants using a BlackScholes model using inputs, including the price of a share of Ely common stock, volatility of Ely common stock prices that are readily available from public markets and discounts that include an assessment of performance risk, therefore the calculation of this fair value utilized a Level 2 input.

          During the three and nine months ended September 30, 2010, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.


Marketable equity securities

           Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within stockholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $19,632,000 and $19,606,000, respectively, and cost of $1,036,000 and $1,035,000, respectively, at September 30, 2010 and December 31, 2009. Solitario has accumulated other comprehensive income for unrealized holding gains of $18,596,000 and $18,571,000, respectively, net of deferred taxes of $6,936,000 and $6,849,000, respectively, at September 30, 2010 and December 31, 2009 related to our marketable equity securities. Solitario acquired 1,666,666 shares of Ely during the three and nine months ended September 30, 2010 at a cost of $178,000, discussed in Note 9, "Ely Gold investment and Mt. Hamilton Joint Venture" below. Solitario sold 40,000 shares of its Kinross common stock during the nine months ended September 30, 2010 for gross proceeds of $730,000. Solitario sold 60,000 and 100,000 shares, respectively, of its Kinross common stock during the three and nine months ended September 30, 2009 for gross proceeds of $1,185,000 and $1,852,000, respectively. Solitario has classified $3,758,000 and $4,600,000, respectively, of marketable equity securities as current, as September 30, 2010 and December 31, 2009, which represents Solitario's estimate of what portion of marketable equity securities will be liquidated within one year.

          The following table represents changes in marketable equity securities.

(in thousands)	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Marketable equity securities acquired, cost	$178	$ -	$178	$ -
Gross cash proceeds	-	1,185	730	1,852
Cost	-	266	177	442
Gross gain on sale included in earnings during the period	-	919	553	1,409
Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $811 and $294 for the three and nine months ended September 30, 2010 and $1,471 and $1,382 for the three and nine months ended September 30, 2009	1,153	2,473	284	2,324
Reclassification adjustment for gains included in earnings during the period, net of tax of $206 for the nine months ended September 30, 2010 and $343 and $525 for the three and nine months ended September 30, 2009.	-	(576)	(347)	(884)

Revenue Recognition

          Solitario records any proceeds from parties earning an interest in subsidiaries as deferred noncontrolling shareholder payments until the party earns an interest in the subsidiary. Upon earning an initial or subsequent interest in the subsidiary by the other party, Solitario records noncontrolling interest equal to the earned percentage interest in the net book value of the subsidiary and any difference between the proceeds recorded in deferred noncontrolling interest is recorded as additional paid-in-capital. In the event the parties do not earn either an initial interest or a subsequent interest in the subsidiary, Solitario records any payments included in deferred noncontrolling shareholder payments to the statement of operations. During the three and nine months ended September 30, 2010 Solitario received $749,000 and $1,496,000 of deferred noncontrolling shareholder payments from Anglo Platinum Limited ("Anglo"). During the three and nine months ended September 30, 2009, Solitario received $101,000 and $587,000, respectively, in deferred noncontrolling shareholder payments from Anglo. As a result of Anglo earning a 51% interest in PBM by meeting the requirements of the Shareholders Agreement, Solitario reclassified the balance of $2,782,000 in deferred noncontrolling shareholder payments as $1,594,000 to Anglo's interest in PBM and $1,188,000 to additional paid-in-capital, for Solitario's disproportionate share of the deferred noncontrolling shareholder payments. Accordingly, Solitario deconsolidated PBM, in accordance with ASC 810-40 during the three months ended September 30, 2010, see Note 8 "Deconsolidation of PBM." Solitario recorded deferred noncontrolling shareholder payments of $1,286,000 as of December 31, 2009. Solitario records delay rental payments as revenue in the period received. Solitario received $200,000 in delay rental payments during the three and nine months ended September 30, 2010 and 2009. Any payments received for the sale of property interests are recorded as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue.


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

2.       Comprehensive income (loss)

   The following represents comprehensive income (loss) and its components:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Solitario shareholders	$ 7	$(377)	$(2,190)	$(2,436)
Unrealized gain (loss) on marketable equity securities, net of related tax effects	1,153	1,896	(62)	1,440
Comprehensive income (loss)	$1,160	$1,519	$(2,252)	$(996)

   3.   Exploration Expense

          The following items comprised exploration expense:
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Geologic and field expenses	$504	$769	$1,984	$1,683
Administrative	80	349	328	913
Total exploration costs	$584	$1,118	$2,312	$2,596

4.       Short term debt

          On June 24, 2010, Solitario borrowed $600,000 from RBC, in a short-term margin loan, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loan. The loan carried interest at a margin loan rate of 4.25% per annum. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from Solitario's short term line of credit with UBS Bank, discussed below. The margin loan rate could be modified by RBC at any time. The margin loan was callable by RBC at any time. Per the terms of the margin loan, Solitario is required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. Interest expense related to the short term margin loan for the three and nine months ended September 30, 2010 was $1,000.


           On July 16, 2010 and on August 20, 2010, Solitario borrowed $1,000,000 and $500,000, respectively, pursuant to a secured credit line agreement between Solitario and UBS Bank. The UBS Bank credit line carries an interest rate of 2.51% per annum as of September 30, 2010, which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.26% as of September 30, 2010. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. At September 30, 2010, the equity value in Solitario's UBS brokerage account was 84%. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. Solitario recorded interest expense related to the UBS credit line of $4,000 for the three and nine months ended September 30, 2010.

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

          Primarily as a result of the increases in the value of Solitario's holdings of Kinross common stock recorded as unrealized gain in other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $6,609,000 and $7,122,000 at September 30, 2010 and December 31, 2009.

          During the three and nine months ended September 30, 2010, Solitario recorded a deferred tax benefit of $341,000 and $634,000, respectively, in the statement of operations. Solitario recorded a deferred tax expense during the three and nine months ended September 30, 2010 of $811,000 and $294,000, respectively related to net unrealized gains of $1,964,000 and $578,000, respectively on marketable equity securities. During the three months ended September 30, 2009, Solitario recorded deferred tax expense of $204,000 and during the nine months ended September 30, 2009 Solitario recorded a deferred tax benefit of $7,000 in the statement of operations. Solitario recorded deferred tax expense during the three and nine months ended September 30, 2009 of $1,471,000 and $1,383,000, respectively, related to net unrealized gains of $3,944,000 and $3,706,000 on marketable equity securities. Solitario transferred deferred tax expense of $206,000 from unrealized gain on marketable equity securities related to the gain on sale of Kinross shares of $553,000 during the nine months ended September 30, 2010. Solitario transferred deferred tax expense of $343,000 and $526,000, respectively, from unrealized gain (loss) on marketable equity securities related to the gain on sale of Kinross shares of $919,000 and $1,409,000, respectively, upon the sale of 60,000 and 100,000, respectively, shares of Kinross during the three and nine months ended September 30, 2009.

6.       Financial Market Risk

          Approximately $422,000 of Solitario's $558,000 cash as of September 30, 2010 is held in accounts, both in United States financial institutions and foreign banks that are not insured by the Federal Deposit Insurance Corporation. These funds may be subject to risk if the financial institutions where these funds are on deposit fail. At September 30, 2010, $136,000 of our cash is held in a United States Bank, $21,000 is held in the United States in money market funds managed by UBS and Black Rock Financial Advisors. The balance of our cash is held in foreign banks in Canada, Brazil, Peru and Mexico.

          Solitario's Kinross Collar is subject to certain counterparty risk if, on the date that shares subject to the Kinross Collar are due, the price of Kinross common stock is below the Floor Price and UBS is unable to pay the differential between the market price and the Floor Price. See a discussion of the Kinross Collar under "Derivative instruments," above.

7.       Stockholders' Equity and Noncontrolling Interest

           The following provides a reconciliation of the beginning and ending balances of Solitario Shareholders' equity and Anglo's 30% and 15%, respectively, noncontrolling interest in our consolidated subsidiary PBM for the three and nine months ended September 30, 2010 and 2009. PBM has no debt or other guarantee obligations as of September 30, 2010 and December 31, 2009.

(in thousands)	Three months ended September 30, 2010		Nine months ended September 30, 2010
	Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity	Noncontrolling Interest
Beginning balance	$ 11,288	$ 279	$14,700	$414
Transfer of deferred noncontrolling interest	1,188	1,594	1,188	1,594
Comprehensive income:
Net income (loss)	7	(29)	(2,190)	(164)
Net unrealized gain on marketable equity securities (net of tax of $811 and $88)	1,153	-	(62)	-
Comprehensive income (loss)	1,160	(29)	(2,252)	(164)
Deconsolidation of PBM subsidiary	-	(1,844)	-	(1,844)
Ending balance	$ 13,636	$ -	$ 13,636	$ -

(in thousands)	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity	Noncontrolling Interest
Beginning balance	$ 14,703	$ 716	$ 17,218	$ 832
Noncontrolling interest equity contribution
Comprehensive income:
Net income (loss)	(377)	(153)	(2,436)	(269)
Net unrealized loss on marketable equity securities (net of tax of $1,128 and $381)	1,896	-	1,440	-
Comprehensive loss	1,519	(153)	(996)	(269)
Ending balance	$ 16,222	$ 563	$ 16,222	$ 563

8.       Deconsolidation of PBM

       On July 21, 2010, Anglo made a payment of $746,000 to PBM required to fund the 2010 work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM. As part of earning its interest, Solitario transferred $1,594,000 of previously recorded deferred non-controlling shareholder payments to Anglo's minority interest and $1,188,000 to additional paid-in-capital for Solitario's disproportionate share of the deferred noncontrolling shareholder payments as of that date.

       Solitario reviewed the elements of control over PBM in accordance with ASC 810-55-1. Solitario made the determination that as a non-controlling shareholder, Solitario did not have aspects of control to overcome the assumption of control by Anglo, the controlling shareholder. Accordingly, it was determined that Anglo had gained control of PBM per the terms of the PBM shareholders agreement between Solitario and Anglo. This necessitated the deconsolidation of our interest in PBM and the recording of a gain or loss on deconsolidation in accordance with ASC 810-10-40-5 as follows:

A parent shall account for the deconsolidation of a subsidiary by recognizing a gain in net income attributable to the parent, measured as the difference between:

1)     The aggregate of:
          a)     The fair value of any consideration received
          b)     The fair value of any retained noncontrolling interest in the subsidiary at the date the subsidiary is deconsolidated (i.e. 7/21/10)
          c)     The carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated.
2)     The carrying amount of the former subsidiary's assets and liabilities.


          Solitario determined the fair value of the assets of PBM on the date of deconsolidation based upon a weighted average of four valuation analyses and used assumptions of management on future results that included; (i) the present value of future cash flows, (ii) a market valuation analysis of publicly traded entities with exploration exposure to platinum group metals, similar to PBM, (iii) an analysis by management of the market value based upon sales and joint ventures of similar exploration properties and projects to Pedra Branca, and (iv) the recent investment by Anglo to earn an additional 21% interest in PBM. Solitario determined the deconsolidation date fair value of its 49% interest in PBM to be $2,496,000. Solitario recorded a non-cash gain on deconsolidation of PBM of $724,000 for the three and nine months ended September 30, 2010 in other income in the consolidated statement of operations. Solitario recorded the cash decrease of $1,083,000 from deconsolidation of PBM in its investment activities in the consolidated statement of cash flows for the nine months ended September 30, 2010.

          Solitario will record its equity interest in the gains and losses of PBM against its investment in PBM after July 21, 2010 and has elected not to record its equity method investment in PBM at fair value after July 21, 2010. Solitario recorded a reduction of $52,000 in its equity method investment in PBM for the three and nine months ended September 30, 2010 for its equity share in the loss of PBM since July 21, 2010.

9.       Ely Gold investment and the Mt. Hamilton Joint Venture

          On August 26, 2010, Solitario signed a Letter of Intent ("LOI") with Ely Gold and Minerals, Inc. ("Ely") to make certain equity investments into Ely and to joint venture Ely's Mt. Hamilton gold project. The joint venture terms and certain equity investments, described below as the Second through Fifth Tranches were subject to the approval (the "Approval") of the LOI by Ely shareholders and regulatory approval from the TSX Venture Exchange ("TSXV"), which was received on October 18, 2010.

Equity investment in Ely

          As part of the LOI, Solitario agreed to make up to five sequential equity investments in Ely: On August 30, 2010, Solitario acquired 1,666,666 units of Ely at a price of Cdn$0.15 per unit for consideration of Cdn$250,000 or $243,000 (the "First Tranche"). Each unit consisted of one share of Ely common stock and one-half warrant entitling the holder of a full warrant to purchase an additional share of Ely for CDN$0.25, with such warrant expiring two years from the subscription date. Any shares received from the exercise of the warrants are subject to a hold period which expires December 30, 2010, and as a result of this restriction the warrants are not classified as a derivative instrument as of September 30, 2010. The warrants further provide that if the price of a share of Ely common stock trades above Cdn$0.35 on the TSXV for twenty consecutive trading days Ely may give notice to Solitario that the warrants will expire in ten days from the date of the notice, to effectively force Solitario to exercise the warrants. Solitario recorded marketable equity securities of $178,000 for the Ely shares acquired on August 30, 2010 and recorded the warrants as other assets at their allocated fair value of $65,000. Solitario recorded a day-one unrealized gain on the Ely marketable equity securities of $87,000, net of deferred taxes of $52,000, to other comprehensive income, based upon the quoted fair market value of the Ely shares on that date. During the three and nine months ended September 30, 2010, Solitario recognized an additional unrealized gain on marketable equity securities of $96,000, net of deferred taxes of $57,000, to a total of $183,000, net of deferred taxes of $109,000, in other comprehensive income related to the 1,666,666 shares of Ely acquired on August 30, 2010.

          Subsequent to September 30, 2010, on October 19, 2010 Solitario acquired an additional 1,666,666 units of Ely at a price of Cdn$0.15 per unit for consideration of Cdn$250,000 or $250,000, (the" Second Tranche"). The warrants included in the units expire on October 18, 2012 and otherwise the units for the First and Second Tranches have the same terms and conditions.

          The LOI provides that Solitario subscribe for three additional tranches of shares of Ely: (i) $750,000 in shares of Ely stock at a price equal to the 20 day weighted moving average price on the TSXV (the "WMAP") on or before June 1, 2013 (the "Third Tranche"), (ii) $750,000 in shares of Ely stock at a price equal to the WMAP on or before June 1,2014; (the "Fourth Tranche"), and $1,000,000 in shares of Ely stock at the WMAP on or before June 1, 2015 (the "Fifth Tranche"). However, the LOI provides that Solitario would have no obligation to subscribe for any of the shares if Solitario chooses to cease earning an additional interest in the limited liability company, discussed below, prior to the subscription for the shares.

Formation of LLC joint venture of the Mt. Hamilton project

          As part of the LOI, Solitario may earn up to an 80% interest in Ely's Mt. Hamilton project by making certain staged investments into the project. Upon the Approval of the LOI, Solitario and Ely are obligated on or before November 19, 2010 to form of a limited liability corporation (the "LLC") through an initial investment of $300,000 by Solitario into the LLC and the transfer by DHI Minerals (U.S.) Ltd. ("DHI-US"), a subsidiary of Ely, all of Ely's Mt. Hamilton assets and ownership interests into the LLC on or before November 19, 2010. Upon formation, Solitario will own 10% of the LLC and DHI-US will own 90% of the LLC. Solitario may terminate the LOI prior to the formation of the LLC, however Solitario will still be required to make the $300,000 initial payment to the LLC and to spend the $1,000,000 in exploration expenditures it would have been required to spend by August 23, 2011 to earn a 41% interest discussed below. If Solitario terminates the LOI prior to the formation of the LLC, it will not earn any interest in the Mt. Hamilton project.


          Subsequent to the formation of the LLC, in order to earn an additional 41% interest in the LLC, to a total of 51%, Solitario must (i) spend $1,000,000 in exploration expenditures by August 23, 2011, (ii) invest $300,000 into the LLC for an advance royalty payment to the underlying royalty holder; (iii) make payments totaling $1,750,000 to DHI-US, and deliver 100,000 shares of Solitario common stock to DHI-US by August 23, 2012 (the "Phase I earn-in"). In order to earn an additional 19% interest in the LLC, to a total of 70%, Solitario is required to (i) invest $300,000 into the LLC for an advance royalty payment to the underlying royalty holder, (ii) make payments totaling $500,000 to DHI-US and (iii) deliver 100,000 shares of Solitario common stock to DHI-US by August 23, 2013(the Phase II earn-in"). In order to earn an additional 10% interest in the LLC, to a total of 80%, Solitario is required to (i) invest $600,000 into the LLC for an advance royalty payment to the underlying royalty holder; (ii) make payments totaling $500,000 to DHI-US, (iii) deliver 100,000 shares of Solitario common stock to DHI-US by August 23, 2014; and (iv) buy down the existing 8% net smelter return ("NSR") royalty to a 3% NSR royalty by paying the underlying royalty holder $5,000,000 by November 19, 2014 (the "Phase III earn-in"). After the completion of Phase I earn-in, Solitario may elect to cease earning an additional interest in the LLC at any time prior to the Phase II earn-in or the Phase III earn-in, in which case Solitario's interest in the LLC will be reduced to 49% and DHI-US's interest will be increased to 51%.

          Alternatively, Solitario may also earn an 80% interest in the LLC by completion of a bankable feasibility study at any time prior to the completion of Phase III. However, if Solitario completes a bankable feasibility study and earns an 80% interest in the LLC, it will be obligated to make any unpaid payments of cash and stock to DHI-US, any unpaid payments to the underlying royalty holder and any uncompleted investment Tranches due to Ely by the due dates described above. Solitario is required per the terms of the LOI to fund all expenditures until completion of a bankable feasibility study.

          Once Solitario has completed the bankable feasibility study, all costs will be shared by Solitario and DHI-US pro-rata. However Ely has the option of having Solitario contribute its share of costs through commercial completion as a loan, with such loan, plus interest, being repaid to Solitario from 80% of Ely's share of net proceeds from the LLC.


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, and Management's Discussion and Analysis contained in Solitario's Annual Report on Form 10-K for the year ended December 31, 2009. Our financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

          We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and development or purchase of royalty interests. We acquire and hold a portfolio of exploration properties for future sale or joint venture, or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future on our own or through a joint venture, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty. At September 30, 2010 we had interests in 12 exploration properties in Peru, Bolivia, Mexico and Brazil, and our two royalty properties, Yanacocha and La Tola, in Peru. In August 2010, we signed a Letter of Intent to earn up to an 80% interest in the Mt. Hamilton project located in Nevada, discussed below under "Recent developments."

(b) Recent Developments

          On August 26, 2010, we made a private placement investment into Ely Gold & Minerals, Inc. ("Ely") of Cdn$250,000. The placement is part of a Letter of Intent ("LOI") between us and Ely to joint venture Ely's Mt. Hamilton gold project. Under the LOI, we may earn up to an 80% interest in the project by completing various staged commitments. See a more complete discussion in Note 9, "Ely Gold Investment and the Mt. Hamilton Joint Venture" to the unaudited condensed consolidated financial statements above.

          On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM. As a result Solitario deconsolidated its interest in PBM. See Note 8 to the unaudited condensed consolidated financial statements, "Deconsolidation of PBM."

           On June 24, 2010, we borrowed $600,000 from RBC, in a short-term margin loan, using our investment in Kinross held at RBC as collateral for the short-term margin loan. On July 19, 2010 the RBC short-term margin loan was repaid with proceeds from our short term line of credit with UBS Bank. On July 16, 2010 and on August 20, 2010 Solitario borrowed $1,000,000 and $500,000, respectively pursuant to a secured Credit Line Agreement between Solitario and UBS Bank of USA ("UBS Bank"). See Note 4 to the unaudited condensed consolidated financial statements, "Short Term Debt."

          We have a significant investment in Kinross Gold Corporation ("Kinross") at September 30, 2010, which consists of 1,010,000 shares of Kinross common stock. As of September 30, 2010, 910,000 of these shares are not subject to the Kinross Collar, discussed below. During the three and nine months ended September 30, 2010 we sold 40,000 shares of Kinross for net proceeds of $730,000. Subsequent to September 30, 2010 we sold an additional 10,000 shares of Kinross. As of November 4, 2010 the 900,000 Kinross shares not subject to the Kinross Collar, have a value of approximately $16.96 million based upon the market price of $18.84 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

(c) Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

          We had a net income of $7,000 or $0.00 per basic and diluted share for the three months ended September 30, 2010 compared to a net loss of $377,000 or $0.01 per share for the three months ended September 30, 2009. As explained in more detail below, the primary reason for the income for the three months ended September 30, 2010 compared to the loss in the same period of 2009 was the recording of a gain on deconsolidation of PBM, a reduction in exploration expense, a reduction in our loss on derivative instruments and the recording of income tax benefit of $341,000 in the three months ended September 30, 2010 compared to income tax expense of $204,000 in the same period of 2009. These changes were partially offset by stock option compensation expense of $206,000 recorded in the three months ended September 30, 2010 compared to a stock option compensation benefit of $1,082,000 in the same period of 2009. In addition we recorded a gain on sale of marketable equity securities of $919,000 from the sale of 60,000 shares of Kinross in the three months ended September 30, 2009 and there were no sales of Kinross during the three months ended September 30, 2010. Each of these items is discussed in more detail below.


          Our exploration expense decreased to $584,000 during the third quarter of 2010 compared to $1,118,000 in the third quarter of 2009. The decrease was related to reduced exploration activities at our Pedra Branca, Cajatambo and Chonta properties, all of which had drilling programs in 2009 and no similar programs in 2010. These decreases were partially offset by increases in activities at our Cerro Azul and Pachuca properties as well as an increase in reconnaissance exploration activities during the three months ended September 30, 2010 compared to the same period in 2009. The price of an ounce of gold has fluctuated significantly during 2009 and 2010, but has been trending upward during this period and has been trading between approximately $1,350 and $1,061 during the first nine months of 2010, compared to an average price of approximately $972 per ounce of gold for the year during 2009. However, because of increased exploration demand and other factors, we were not able to complete budgeted exploration work on several properties. We anticipate our future exploration activities will increase for the remainder of 2010 to continue to follow the broad commodity pricing but will continue to be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2010 and our 2010 exploration expenditure budget is approximately $4,705,000. We anticipate we will increase our exploration activity in the United States with the recent approval of our joint venture on the Mt. Hamilton project in Nevada, discussed above under "Recent Developments." Offsetting this increase is the deconsolidation of PBM, and we will no longer be including our exploration activities at Pedra Branca on a consolidated basis. The funding of PBM and Pedra Branca has come exclusively from Anglo as they earned their 51% interest in PBM. We anticipate Anglo will continue to fund this project.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2010 and 2009 consisted of the following:
	Three months ended		Nine months ended
Project Name	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Pedra Branca, net	$76	$474	$407	$774
Cajatambo	46	161	339	214
Palmira	1	-	165	-
La Noria	-	18	139	23
Cerro Azul	75	2	82	63
Pachuca	41	18	75	81
La Promessa	-	1	40	60
Excelsior	17	-	40	-
Mercurio	1	4	33	47
Paria Cruz	15	5	26	7
Atico	-	-	20	-
Espanola	-	5	16	10
Triunfo	5	5	6	5
Norcan	5	-	5	-
Bongara	2	18	3	34
Chonta	-	157	2	506
Newmont Strategic Alliance	-	64	1	120
Purica	-	1	-	32
Chambara	-	2	-	5
Santiago	-	-	-	3
Reconnaissance	300	183	913	612
Total exploration expense	$584	$1,118	$2,312	$2,596

          General and administrative costs, excluding stock option compensation costs discussed below, were $386,000 during the three months ended September 30, 2010 compared to $610,000 in the third quarter of 2009. The primary reason for the decrease related to a $199,000 reduction in legal and accounting expense which was higher in 2009 due to our attempted acquisition of Metallic Ventures Gold, Inc. ("Metallic Ventures") in 2009, a $30,000 reduction in salary expense related to reclassification of certain personnel to exploration from general and administrative expenses and a reduction in office and travel expenses of approximately $22,000 related to our goal to reduce administrative costs in 2010 from 2009. Partially offsetting this reduction was an increase in our loss from changes in exchange rates, primarily related to increasing value of local currencies, including the Brazilian Real, compared to the United States dollar. We anticipate our full year general and administrative costs, excluding stock option compensation expense, will be decreased during 2010 compared to 2009 primarily as a result of the administrative reductions discussed above.


          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the grant date fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the three months ended September 30, 2010, we recognized stock-based compensation expense of $206,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation benefit of $1,082,000 recognized during the three months ended September 30, 2009. See Stock compensation plans in Note 1 to the unaudited condensed consolidated financial statements.

          During the three months ended September 30, 2010 we did not sell any shares of Kinross stock compared to the three months ended September 30, 2009 where we sold 60,000 shares of Kinross for net proceeds of $1,185,000 and recorded a gain on sale of $919,000. We anticipate selling additional shares of Kinross common stock during the next year to meet a portion of our anticipated expenditures although we intend to limit these sales to minimize our potential to incur United States income taxes on the proceeds of additional sales of Kinross common stock. As a result, we intend to fund our ongoing expenditures for exploration and general and administrative costs to the extent necessary from short-term borrowing against our holdings of Kinross common stock for the next year or more. See Note 4 to the unaudited condensed consolidated financial statements and also "Liquidity and Capital Resources," below.

         During the three months ended September 30, 2010, depreciation and amortization expense was $12,000 compared to $23,000 in the third quarter of 2009. Depreciation expenses were lower as some of our equipment, primarily trucks used in exploration became fully depreciated. We expect our depreciation and amortization costs during the remainder of 2010 to be slightly lower than 2009.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2009, we recorded mineral property write-downs of $16,000 related to our Santiago project based upon the exploration sampling and other testing performed on the property. During the three months ended September 30, 2010 we did not record any property write-down or impairments           As a result of Anglo earning 51% of our PBM subsidiary on July 21, 2010, during the three months ended September 30, 2010 we recorded a gain on deconsolidation of $724,000 in accordance with ASC 810-10-40 as further described in Note 8, "Deconsolidation of PBM." Subsequent to July 21, 2010 we recognized a loss of $52,000 in other income during the three months ended September 30, 2010 for our equity interest in the losses of PBM from the date of deconsolidation. As a result of the deconsolidation, we expect our exploration expenditures to decrease by approximately $1,000,000 in 2011 compared to 2010 as our budgeted 2010 exploration expenditures were $1,500,000 for PBM. In the future we expect to recognize 49% of the losses of PBM as loss on equity investment in PBM in other income.

          We recorded deferred tax benefit of $341,000 during the three months ended September 30, 2010 compared to an expense of $204,000 during the third quarter of 2009. The increase in tax benefit in 2010 compared to the tax expense in 2009 is primarily related to the decrease in stock compensation benefit from $1,082,000 in the three months ended September 30, 2009 to a stock compensation expense of $206,000 in the three months ended September 30, 2010. In addition the gain on sale of $919,000 during the three months ended September 30, 2009 contributed to the income tax expense in 2009 and there were no similar sales of Kinross in the three months ended September 30, 2010. These were partially mitigated by the tax effects from the reduction in general and administrative expenses excluding stock option compensation costs in the three months ended September 30, 2010 compared to the same period of 2009, discussed above. During 2009, we utilized all of our net United States net operating losses incurred in prior years to offset taxable income on our sales of Kinross and termination fee income from our attempted merger with Metallic Ventures. Our current net operating losses on United States activities are expected to be available to offset 2010 current year taxable income related to our year-to-date sales of Kinross common stock through the end of 2010. We do not anticipate selling additional Kinross common stock through the remainder of 2010, in excess of current United States net operating losses for 2010, and as a result, do not anticipate we will owe any current United States federal or state income taxes in 2010. In addition, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.


Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

          We had a loss of $2,190,000 or $0.07 per share for the nine months ended September 30, 2010 compared to a loss of $2,436,000 or $0.08 per share for the nine months ended September 30, 2009. The primary reasons for the decrease in the loss in the nine months ended September 30, 2010 from the loss in the same period of 2009 was an decrease in exploration expense to $2,312,000 during the nine months ended September 30, 2010 compared to exploration expense of $2,596,000 in the same period of 2009, a gain on deconsolidation of our PBM subsidiary and an increase in our income tax benefit to $634,000 in the nine months ended September 30, 2010 compared to an income tax benefit of $7,000 in the same period of 2009. These items were offset by an increase in general and administrative expense, and a decrease in the gain on sale of marketable equity securities to $553,000 during the first nine months of 2010 compared to $1,409,000 in the same period of 2009. Each of these items is discussed in more detail below.

          Our exploration expense decreased to $2,312,000 during the first nine months of 2010 compared to $2,596,000 in the first nine months of 2009. The details of our exploration activity by property can be seen in the table above. The decrease in 2010 was the result of not having drilling programs at our Pedra Branca, and Chonta projects compared to the same period in 2009 and reduced activity on our Newmont Strategic Alliance, with respect to which we completed the required exploration expenditures during 2009. We did increase our exploration drilling and other activities on our Palmira, La Noria and Cajatambo projects as well as increased our reconnaissance efforts in 2010 compared to 2009. Due to the increase in mining exploration activity it took additional time to permit exploration activities such as drilling and to find available drilling equipment and contractors during the first nine months of 2010, which delayed certain projects that were anticipated to be completed. We anticipate there will be similar challenges during the remainder of 2010 and into 2011 which may delay the completion of our planned exploration activities. We anticipate increasing our exploration budgets and activities during 2011 as a result of receiving approval of our Letter of Intent with Ely, under which we are obligated to spend $1,000,000 on exploration at the Mt. Hamilton project, as discussed in Note 9 "Ely Gold investment and the Mt. Hamilton Joint Venture" to the unaudited condensed consolidated financial statements. However, although we anticipate our overall exploration activities will increase, including work at our Pedra Branca project, our consolidated exploration expenditures may not increase in 2011 as a result of the deconsolidation of PBM discussed above.

          Excluding the stock option compensation expense of $851,000 during the nine months ended September 30, 2010 and the stock option compensation benefit of $335,000 during the nine months ended September 30, 2009, discussed below, other general and administrative costs were $1,301,000 during the first nine months of 2010 compared to $1,787,000 in the same period of 2009. Salary and benefits expense decreased to $736,000 in the first nine months of 2010 compared to $915,000 in the first nine months of 2009, primarily due to the transfer of certain South American administrative duties to exploration. Legal and accounting costs decreased to $179,000 in the first nine months of 2010 compared to $493,000 in the first nine months of 2009, primarily related to the activities related to the attempted merger with Metallic Ventures in 2009 and to an increase in legal and accounting costs during 2009 in connection with a review and restatement of our financial statements during 2009 and there were no similar activities during 2010. We also reduced certain office and supply costs to $55,000 during the first nine months of 2010 compared $87,000 in the same period of 2009 as part of our ongoing effort to reduce administrative costs during 2010 discussed above. These reductions were partially offset by increases in exchange rates and increased travel during the first nine months of 2010 compared to 2009.

          We account for our employee stock options under the provisions of ASC 718, which requires the expensing of the fair value of options over the term of their vesting. We estimate the fair values of the options granted using a Black-Scholes option pricing model. During the nine months ended September 30, 2010, we recognized a stock-based compensation expense of $851,000 as part of general and administrative expense for the increase in the liability of vested options pursuant to the 2006 Plan compared to a stock compensation benefit of $335,000 recognized during the nine months ended September 30, 2009. See Stock compensation plans in Note 1 to the condensed consolidated financial statements.

          During the first nine months of 2010 we sold 40,000 shares of Kinross for net proceeds of $730,000 and recorded a gain on sale of $553,000. During the first nine months of 2009 we sold 100,000 shares of Kinross for net proceeds of $1,852,000 and recorded a gain on sale of $1,409,000. See also "Liquidity and Capital Resources," below.

        We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the nine months ended September 30, 2010 we recorded $55,000 in mineral property write-downs related to our Santiago property, discussed above and our Cajatambo, La Noria and Palmira properties, which were written down based upon our evaluation of drilling and exploration work during 2009 and 2010. During the nine months ended September 30, 2009 we recorded an asset write-down of $10,000 related to our Purica project in Mexico.


        We recorded deferred tax benefit of $634,000 during the first nine months of 2010 compared to a deferred tax benefit of $7,000 during the same period of 2009 related to the expected benefit of the currently generated net operating losses on United States activities. The increase in the deferred tax benefit in 2010 compared to 2009 primarily related to (i) an decrease in taxable proceeds from the sale of marketable equity securities to $730,000 in the first nine months of 2010 compared to proceeds of $1,852,000 during the same period of 2009 and (ii) an increase in the tax deductible general and administrative costs included in our total general and administrative costs of $2,152,000 during the first nine months of 2010 compared to our total general and administrative costs of $1,452,000 in the same period of 2009. The tax effects of these items were partially mitigated by the tax effects of the decrease to a $52,000 loss on derivative instrument during the nine months ended September 30, 2010 compared to the $299,000 gain on derivative instruments during the same period of 2009. Changes in our exploration activities do not have a significant effect on our recorded deferred tax benefit, as these costs are incurred in jurisdictions outside of the United States and we provide a full valuation allowance against any net operating losses generated.

(d) Liquidity and Capital Resources

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

          On July 16, 2010 and on August 20, 2010 Solitario borrowed $1,000,000 and $500,000, respectively pursuant to a secured Credit Line Agreement between Solitario and UBS Bank. The UBS Bank credit line currently carries an interest rate of 2.51% per annum, which floats, based upon a base rate of 2.25% plus the London Interbank Offered Rate ("LIBOR"), which is currently 0.26%. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that we may borrow up to $2 million and that we maintain a minimum equity value percentage in our UBS brokerage account above 40%, based upon the value of our Kinross shares and any other assets held in our UBS brokerage account, less the value of our UBS Bank credit line and any other balances owed to UBS Bank. Subsequent to September 30, 2010 we borrowed an additional $400,000 on our UBS Bank credit line and at November 04, 2010, the equity value percentage in our UBS brokerage account was 82%. UBS Bank may modify the minimum equity value percentage on the loan at any time. In addition, if the equity value percentage in our UBS brokerage account falls below the minimum equity value percentage, UBS Bank may sell enough Kinross shares held in our UBS brokerage account or liquidate any other assets to restore the minimum equity value percentage.

          We are using this short-term debt as an alternative source of capital to selling our Kinross stock. We intend to continue to borrow money for the next year or longer using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2010, which consist primarily of United States general and administrative costs. We anticipate the proceeds from the sale of Kinross common stock sold during 2010 will not exceed our anticipated United States tax deductible expenses, and accordingly, we do not anticipate having any currently payable United States income taxes for 2010. We anticipate proceeds from the sale of shares of Kinross common stock and proceeds from any loans against our investment in Kinross will provide adequate funds for our operations through the end of 2011. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross. Our intent is to repay the short-term debt with proceeds from the sale of Kinross stock in the future. Our maximum amount of short-term borrowing was $1,503,000, including accrued interest, during the three and nine months ended September 30, 2010. Our average short term borrowing during the three months ended September 30, 2010 was $1,151,000. The increase was related to the increase in borrowing from $500,000 at June 30, 2010 to $1,500,000 at September 30, 2010.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2010 and December 31, 2009, we owned 1,010,000 and 1,050,000, respectively, shares of Kinross common stock. At September 30, 2010, 910,000 of these 1,010,000 shares are not subject to the Kinross Collar. In addition we own other marketable equity securities with a fair value of $654,000 and $286,000 as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 we have classified $3,758,000 of our marketable equity securities as a current asset, which represents our estimate of the Kinross shares we intend to sell in the next year. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The share price of Kinross common stock has varied from a high of $23.48 per share to a low of $15.11 per share during the 52 weeks ended September 30, 2010.


Hedge of the Investment in Kinross

          On October 12, 2007 we entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS whereby we pledged 900,000 shares of Kinross Gold Corporation ("Kinross") common shares to be sold (or delivered back to us with any differences settled in cash). As of September 30, 2010, two tranches of shares representing 800,000 shares of Kinross common stock subject to the Kinross Collar have expired unexercised and the 100,000 shares that remain subject to the Kinross Collar have a lower threshold price of $13.69 per share and an upper threshold price of $27.50 per share. Kinross' quoted closing price was $16.37 per share on October 12, 2007, the date of the initiation of the Kinross Collar. On April 13, 2010, the second tranche of the Kinross Collar expired and 400,000 shares under the Kinross Collar were released. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon the termination of this tranche of the Kinross Collar.

          The business purpose of the Kinross Collar is to provide downside price protection of the Floor Price on approximately 100,000 shares of the total shares we own as of September 30, 2010, in the event Kinross stock were to drop significantly from the price on the date Solitario entered into the Kinross Collar. In consideration for obtaining this price protection, Solitario has given up the upside appreciation above the upper threshold price discussed above during the term of the third and final tranche.

          On November 13, 2009, we sold a covered call option for $76,000 covering 40,000 shares of Kinross with a strike price of $22.00 which expired unexercised on May 22, 2010 (the "May 10 Kinross Call"). We recognized a gain on derivative instrument of $42,000, respectively for the nine months ended September 30, 2010. As of December 31, 2009 Solitario had recorded a liability for the May 10 Kinross Call of $42,000.

          We have not adopted any further plans to replace the expiring Kinross Collar with a similar instrument to hedge our investment in Kinross. However we will continue to evaluate the potential of selling covered calls to provide additional cash flow on planned sales of Kinross over the next year. In addition we plan to evaluate other methods of financing our operations in addition to the outright sale of our holdings of Kinross to include (i) hedging, similar to the Kinross Collar, (ii) forward sales of Kinross shares and (iii) the issuance of short-term debt secured by our holdings of Kinross shares. The implementation of these strategies, if at all, will depend on a number of factors, including our cash flow requirements, the impacts of current and future taxes, and market conditions, which we cannot fully predict at this time.

Working Capital

          We had working capital of $1,337,000 at September 30, 2010 compared to working capital of $4,318,000 as of December 31, 2009. Our working capital at September 30, 2010 consists of our (i) cash and cash equivalents, (ii) the current portion of our marketable equity securities and (iii) prepaid expenses, including the fair market value of the Kinross Collar of $19,000, less our current liabilities consisting primarily of (i) our accounts payable, (ii) our short-term margin loan, discussed above under "Liquidity and Capital Resources," and (iii) our current and deferred taxes. As discussed above, we intend to liquidate a limited portion of our Kinross shares over the next year, in order to continue to defer current United States income taxes on the sale of shares of Kinross common stock. We also intend to continue to borrow on margin and against our UBS Bank secured credit line. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. Through the nine months ended September 30, 2010, we sold 40,000 shares for net proceeds of $730,000. Any funds received from the sale of our Kinross shares or borrowing against the value of our Kinross shares would be used primarily to fund exploration on our existing properties, for the acquisition and exploration of new properties and general working capital.

          Cash and cash equivalents were $558,000 as of September 30, 2010 compared to $1,946,000 at December 31, 2009. The primary reason for our reduction in cash related to the deconsolidation of PBM, as described in Note 8, to the condensed consolidated financial statements, which resulted in a cash decrease on the date of deconsolidation of $1,038,000. As of September 30, 2010, our cash balances along with our investment in marketable equity securities not subject to the Kinross Collar and our UBS Bank credit line are considered adequate to fund our expected expenditures over the next year. The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop on our own any mineral deposits we have. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first nine months of 2010 and 2009, no options were exercised from the 2006 Plan. During the nine months ended September 30, 2010 and 2009, we granted 2,065,000 and 519,000 options, respectively, from the 2006 Plan. The activity for stock options outstanding under the 2006 Plan as of September 30, 2010 and 2009 can be found in Note 1, to the unaudited condensed consolidated financial statements, under the title "Stock compensation plans."


          We do not anticipate any significant additional exercises of options from the 2006 Plan during the remainder of 2010. None of our outstanding options from the 2006 Plan expire during 2010. The stock option liabilities of $1,113,000 and $262,000, respectively, as of September 30, 2010 and December 31, 2009 do not affect working capital or require the use of cash for settlement. Any increase or decrease in the fair value of our stock option liability is charged or credited to stock option compensation expense, including forfeitures and expirations. Upon exercise of any option, the fair value on the date of exercise is transferred to additional paid-in-capital.

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

          On July 21, 2010, Anglo made a payment of $746,000 to PBM required to fund the 2010 work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM. As part of earning its interest, Solitario transferred $1,594,000 of previously recorded deferred non-controlling shareholder payments to Anglo's minority interest and $1,188,000 to additional paid-in-capital for Solitario's disproportionate share of the deferred noncontrolling shareholder payments as of that date. This reduced the balance in the deferred noncontrolling shareholder account to zero as of July 21, 2010.

          We determined that Anglo had gained control of PBM per the terms of the PBM shareholders agreement between us and Anglo. This necessitated the deconsolidation of our interest in Pedra Branca and the recording of a gain or loss on deconsolidation in accordance with ASC 810-10-40-5. Please see a discussion of the deconsolidation in Note 8 to the condensed consolidated financial statements, "Deconsolidation of PBM."

          We have recorded $1,286,000 as deferred Noncontrolling shareholder payments as of December 31, 2009. During the three and nine months ended September 30, 2010 we received deferred Noncontrolling shareholder payments of $1,496,000. We received $688,000 of deferred Noncontrolling shareholder payments from Anglo during the three and nine months ended September 30, 2009. See Joint Ventures, Royalty and Strategic Alliance Properties below.

(e) Cash Flows

          Net cash used in operations during the nine months ended September 30, 2010 decreased to $3,792,000 compared to $3,945,000 for the nine months ended September 30, 2009 primarily as a result of reduced exploration activity and a reduction in general and administrative costs. We also had a net increase in prepaid expenses and other current assets of $3,000 during the nine months ended September 30, 2010, compared to a decrease of $105,000 during the nine months ended September 30, 2009. We also had a decrease (payment of) in net accounts payable and other current liabilities of $469,000 in the nine months ended September 30, 2010 compared to an increase in accounts payable and other current liabilities of $237,000 in the nine months ended September 30, 2009.

          We used $592,000 in cash from investing activities during the nine months ended September 30, 2010 compared to the provision of $1,944,000 in cash from investing activities during the nine months ended September 30, 2009. The cash used in 2010 was primarily related to the cash decrease of $1,083,000 from the deconsolidation of PBM, discussed above, and from a reduction in the proceeds from the sale of marketable equity securities to $730,000 in the nine months ended September 30, 2010 from the sale of 40,000 shares of Kinross stock for the nine months ended September 30, 2010 compared to proceeds from the sale of 100,000 shares of Kinross stock of $1,852,000 during the nine months ended September 30, 2009. We also acquired $11,000 of mineral properties during the nine months ended September 30, 2010 and there were no mineral property additions during the same period of 2009.

          Net cash provided from financing activities increased to $2,996,000 in the nine months ended September 30, 2010 compared to $668,000 in the nine months ended September 30, 2009 related to an increase in noncontrolling shareholder payments from Anglo to PBM of $1,496,000 in 2010 compared to $688,000 in the same period of 2009 and from short term borrowing of $1,500,000 during the nine months ended September 30, 2010, discussed above.

(f) Off-balance sheet arrangements

          As of September 30, 2010 and December 31, 2009 we have no off-balance sheet obligations


(g) Exploration Activities, Environmental Compliance and Contractual Obligations

Exploration Activities

          A significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. In 2010 we have expended approximately $240,000 in land holding costs during the first three quarters and expect expenditures to total about $600,000 for the entire year. Of the expected $600,000 annual 2010 amount, approximately $195,000 will be reimbursed to Solitario by our joint venture partners, and $300,000 will be paid related to our recently approved Ely LOI. Excluded from these amounts are land payments paid on our Bongara and Chambara Joint Ventures operated by Votorantim Metais. In addition, we may be required to make further payments in the future if we elect to exercise our options under our property agreements or if we enter into new agreements. We expect our consolidated land and mineral right payment commitments will increase substantially as a result of the approval of the Ely LOI, including a $300,000 advance royalty payment due in November 2010.

Environmental Compliance

          We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. However the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three and nine months ended September 30, 2010 and 2009, we have not capitalized any costs related to environmental control facilities. We do not anticipate our current or planned exploration activities will result in any material new or additional environmental expenditures or liabilities in the future.

Contractual Obligations

          As of September 30, 2010, except for the obligations associated with the LOI, we have no outstanding long-term debt, capital lease or other purchase obligations. We estimate our facility lease costs are approximately $35,000 per year, related to the Wheat Ridge, Colorado office.

          As of September 30, 2010 we have deferred tax liabilities of $6,609,000, which primarily relate to our unrealized holding gains on our Kinross shares. We do not expect that any of these deferred tax liabilities will become currently payable during 2010, as discussed above. We have recorded an asset of $19,000 for the estimated fair value of the Kinross Collar, which is included in other current assets.

          As a result of the Approval of the Ely LOI, we are now committed to the formation of the LLC, including the $300,000 initial investment into the LLC by November 19, 2010 and the Exploration Expenditure, contemplated in the Phase I earn-in in the LOI. See Note 9, "Ely Gold investment and the Mt. Hamilton Joint Venture" in the condensed consolidated financial statements.

(h) Joint Ventures, Royalty and the Strategic Alliance Properties

Bongara

          On March 24, 2007, we signed a definitive agreement (the "Framework Agreement") whereby Votorantim Metais ("Votorantim") can earn up to a 70% interest in our Bongara project through a joint operating company by completing future annual exploration and development expenditures, and by making annual cash payments to Solitario of $200,000 until a production decision is made by Votorantim. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. Votorantim is planning on completing approximately 10,000 meters of core drilling during the remainder of 2010 as well as beginning work on underground workings to access to the deposit for further exploration including drilling from underground. In addition, Votorantim is working on initiating construction of a 23 kilometer road to the deposit.


Pedra Branca

          On April 24, 2007, we signed an agreement (the "Shareholders Agreement") relating to the Pedra Branca Project in Brazil with Anglo Platinum Limited ("Anglo") held through the ownership of shares in Pedra Branca Mineracao, Ltd. ("PBM"). As part of the agreement, Anglo earned a 30% interest in PBM as of December 31, 2009. Additionally, Anglo may incrementally earn up to a 51% interest in PBM by spending a total of $7 million on exploration ($1.5 million in addition to the $5.5 million spent as of December 31, 2009) at Pedra Branca by December 31, 2010. Anglo is not required to make any future funding of exploration expenditures. However, Anglo can up to a 65% interest in PBM by funding certain exploration and capital commitments. See a discussion of the Shareholder Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. Anglo elected to fund the 2010 $1.5 million exploration program earlier in the year. A 3,000 meter core drilling program scheduled to begin in November 2010. On July 21, 2010, Anglo Platinum Limited ("Anglo") made a payment of $746,000 to Pedra Branca Minercao, Ltd. ("PBM") required to fund the third work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM. Solitario deconsolidated its interest in PBM as a result of Anglo earning its additional interest. See Note 8 to the condensed consolidated financial statements.

Pachuca Real

          On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on Solitario's Pachuca Real silver-gold project in central Mexico. See a discussion of the definitive venture agreement above under "Recent Developments". Buenaventura is currently conducting mapping and sampling and district reconnaissance activities at Pachuca to develop drill targets for 2011.

Newmont Alliance

          On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited ("Newmont Exploration"), to explore for gold in South America (the "Strategic Alliance"). As part of the Alliance Agreement we are committed to spend $3,773,000 over the five years from the date of the Alliance Agreement on gold exploration in regions ("Alliance Projects Areas") that were mutually agreed upon by Newmont Exploration and us. We completed all required expenditures under the agreement during 2009. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, we have four property positions which fall within the currently defined Strategic Alliance areas and are subject to the provisions of the Newmont Alliance: La Promesa, Excelsior, Paria Cruz, and Cerro Azul. During 2010, additional surface work is underway on Cerro Azul, Paria Cruz and Excelsior properties to potentially define drill targets, while permitting activities for drilling is ongoing on our La Promesa properties. Drilling was conducted on the Cajatambo project in the second quarter of 2010. In addition we reviewed our exploration results at Santiago and based on the results of those reviews we elected to abandon both projects. We recorded a mineral property write-down of $16,000 for the Santiago property during the three months ended September 30, 2010 and recorded a mineral property write-down of $28,000 related to the Cajatambo property during the second quarter of 2010.

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

La Tola Royalty Property

          In August 2007 we signed a Letter of Intent with Canadian Shield Resources ("CSR") allowing CSR to earn a 100%-interest in the property, subject to a 2% net smelter return royalty ("NSR") to our benefit. To earn its interest, CSR is required to spend $2.0 million in exploration by December 31, 2011. CSR has the right to purchase the 2% NSR for $1.5 million anytime before commercial production is reached. Because the Letter of Intent with CSR provides that our ending interest in La Tola will be a 2% net smelter royalty, rather than a working interest, we currently consider the La Tola gold property as a royalty property interest. CSR is conducting surface prospecting, mapping and sampling during 2010 to assess if drilling is warranted in 2011.


Chambara

          On April 4, 2008 we signed the Minera Chambara shareholders' agreement with Votorantim for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim contributed titled mineral properties within the area of interest totaling approximately 52,000 hectares for a 15% interest in Minera Chambara. Votorantim may increase its shareholding interest to 49% by expending $6,250,000 over seven years and may increase its interest to 70% by funding a feasibility study and providing for construction financing for our interest. See the discussion of the Chambara shareholders agreement in our Annual Report on Form 10-K for the year ended December 31, 2009. Votorantim is conducting limited surface exploration work at several prospects on the Chambara land position during 2010 and evaluating potential drill targets at the Progresso prospect.

Mercurio

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

(j) Discontinued Projects

          During the nine months ended September 30, 2010 we abandoned our Santiago, Cajatambo, La Noria and Palmira projects and recorded a mineral property write-down of $55,000. During the nine months ended September 30, 2009 we abandoned our Purica project and recorded an asset write-down of $10,000.

(k) Critical Accounting Estimates

          Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management's estimates. During the three and nine months ended September 30, 2010, we have not adopted any additional accounting policies.


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

Item 4.   Controls and Procedures

          During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, Solitario's disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

           During the first nine months of 2010, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number        Description
3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario's Form 10-Q filed on August 8, 2010)
3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario's Form 10-Q filed on August 7, 2008)
4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario's Form 10-Q filed on August 7, 2008)
31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

November 10, 2010 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer