Form 10-Q
period 2011-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2011-05-12
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number.   001-39278

SOLITARIO EXPLORATION & ROYALTY CORP.

(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)
4251 Kipling St. Suite 390, Wheat Ridge, CO
(Address of principal executive offices)
(303)  534-1030
(Registrant's telephone number, including area code)	84-1285791 (I.R.S. Employer Identification No. 80033 (Zip Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 33,763,342 shares of $0.01 par value common stock outstanding as of May 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$470	$478
Investments in marketable equity securities, at fair value	2,756	5,214
Prepaid expenses and other	439	421
Total current assets	3,665	6,113

Mineral properties, net	6,313	6,153
Investments in marketable equity securities, at fair value	12,194	14,557
Equity method investment	2,055	2,276
Other assets	547	509
Total assets	$24,774	$29,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$261	$630
Short-term margin loan	3,914	2,823
Current portion long-term debt	—	481
Deferred income taxes	1,028	1,945
Other	100	100
Total current liabilities	5,303	5,979

Long-term debt	2,649	2,604
Deferred income taxes	4,361	4,474
Stock option liability	—	2,775
Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2011 and December 31, 2010)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (29,793,342 shares issued and outstanding at March 31, 2011 and December 31, 2010)	298	297
Additional paid-in capital	38,338	36,799
Accumulated deficit	(36,165)	(36,996)
Accumulated other comprehensive income	8,743	11,786
Total Solitario shareholders’ equity	11,214	11,886
Noncontrolling interest	1,437	1,890
Contra-noncontrolling interest	(190)	—
Total shareholders’ equity	12,461	13,776
Total liabilities and shareholders’ equity	$24,774	$29,608

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)	Three months ended March 31,
	2010	2011
Costs, expenses and other:
Exploration expense	$841	$775
Depreciation and amortization	11	24
General and administrative	956	478
Gain on derivative instruments	(54)	(112)
Interest expense	92	—
Interest and dividend income	(50)	(53)
Gain on sale of assets	—	(22)
Total costs, expenses and other	1,796	1,090
Other Income
Gain on sale of marketable equity securities	1,568	—
Net loss of equity method investment	(221)	—
Total other income	1,347	—
Loss before income taxes	(449)	(1,090)
Income tax (expense) benefit	(245)	115
Net loss	(694)	(975)
Less net loss attributable to noncontrolling interest	533	70
Net loss attributable to Solitario shareholders	$(161)	$(905)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	29,769	29,750

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2011	2010
Operating activities:
Net loss	$(694)	$(975)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(54)	(112)
Depreciation and amortization	11	24
Loss on equity method investment	221	—
Employee stock option expense	174	9
Deferred income tax expense (benefit)	245	(115)
Amortization of discount on long-term debt	64	—
(Gain) on asset and equity security sales	(1,568)	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	(11)
Accounts payable and other current liabilities	(353)	(514)
Net cash used in operating activities	(1,980)	(1,716)

Investing activities:
Additions to mineral properties	(160)	—
Additions to other assets	(107)	(3)
Proceeds from sale of marketable equity securities	1,648	—
Proceeds from sale of other assets	—	22
Net cash provided by investing activities	1,381	19

Financing activities:
Short-term borrowing	1,075	—
Proceeds on exercise of options	36	—
Noncontrolling interest contribution	80	—
Repayment of long-term debt	(500)	—
Payment to noncontrolling investor	(100)	—
Net cash provided by financing activities	591	—

Net decrease in cash and cash equivalents	(8)	(1,697)
Cash and cash equivalents, beginning of period	478	1,946
Cash and cash equivalents, end of period	$470	$249

Supplemental disclosure of non-cash activities:
Reclassification of stock option liability to additional paid-in-capital	$1,240	$—
Reclassification of stock option liability to accumulated deficit, net of deferred taxes of $543	$992	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

         Solitario Exploration & Royalty Corp. (“Solitario”) is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. In August 2010, Solitario signed a Letter of Intent to earn up to an 80% interest in the Mt. Hamilton project located in Nevada from Ely Gold and Minerals, Inc. (“Ely”). Solitario has been working on the exploration and potential development of the Mt. Hamilton project. However, Solitario has never developed a mineral property. Solitario is exploring on other mineral properties that may be developed in the future by Solitario or through a joint venture. Solitario has been actively involved in mineral exploration since 1993. At March 31, 2011, Solitario's mineral properties are located in the United States, Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2011 and 2010 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2011.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent developments

Equity financing

On April 13, 2011, Solitario sold 3,400,000 shares of its common stock in an underwritten public offering at a price to the public of $2.50 per share. In connection with the underwritten public offering, on May 9, 2011, the underwriter exercised its option to purchase an additional 510,000 shares at $2.50 per share to cover over-allotments. The total number of shares sold in the public offering and the over-allotment were 3,910,000 shares (the “Offering”) for net proceeds of approximately $8,930,000 after underwriter’s commission of six percent and offering costs. The Offering was made pursuant to a shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2011, which was declared effective on March 29, 2011. A prospectus supplement relating to the Offering has been filed with the SEC and is available on the SEC's website located at www.sec.gov.

Stock option liability

On January 1, 2011, Solitario changed its accounting for stock options to equity accounting from liability accounting in accordance with the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. In accordance with ASU 2010-13, this change has been made on a prospective basis as of January 1, 2011 with a reduction to stock option liability of $2,775,000, an increase to additional paid-in-capital of $1,240,000 and a reduction in accumulated deficit of $992,000, net of deferred taxes of $543,000. See “Employee stock compensation plans” below.

Investment in Ely and the Mt. Hamilton joint venture

On August 26, 2010, Solitario signed a Letter of Intent (“LOI”) with Ely Gold and Minerals, Inc., (“Ely”) to make certain equity investments into Ely and to joint venture Ely’s Mt. Hamilton gold project, which was wholly-owned by DHI-Minerals (US) Ltd. (“DHI-US”), an indirect wholly-owned subsidiary of Ely. On August 26, 2010 and October 19, 2010, Solitario made private placement investments of Cdn$250,000 each in Ely securities. Solitario received a total of 3,333,333 shares of Ely common stock and warrants to purchase a total of 1,666,667 shares of Ely common stock (the “Ely Warrants”) for an exercise price of Cdn$0.25 per share, which expire two years from the date of purchase. The private placements were pursuant to the LOI. On November 12, 2010 Solitario made an initial contribution of $300,000 for a 10% membership interest in, upon the formation of, Mt. Hamilton LLC (“MH-LLC”) which was formed in December 2010. The terms of the joint venture are set forth in the Limited Liability Company Operating Agreement of MH-LLC between Solitario and DHI-US (the “MH Agreement”). MH-LLC owns 100% of the Mt. Hamilton Gold project. Pursuant to the MH Agreement, Solitario may earn up to an 80% interest in MH-LLC, and indirectly, the Mt. Hamilton project, by completing various staged commitments. See a more complete discussion of Ely and MH-LLC in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Kinross common stock

Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at March 31, 2011, which consists of 875,000 shares of Kinross common stock. As of March 31, 2011, 100,000 of these shares are not subject to the Kinross Collar, discussed below under "Derivative instruments." During the three months ended March 31, 2011 Solitario sold 105,000 shares of Kinross for net proceeds of $1,648,000 and recorded a gain on sale of $1,568,000. Solitario did not sell any Kinross common shares during the three months ended March 31, 2010. Subsequent to March 31, 2011, on April 12, 2011, the final tranche of the Kinross Collar due on that date expired, and the remaining 100,000 shares under the Kinross Collar were released. As of that date the Kinross Collar expired and no shares are subject to the Kinross Collar. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of the Kinross Collar. Subsequent to March 31, 2011, we sold 20,000 shares of Kinross for proceeds of $316,000 and as of May 11, 2011, we own 855,000 shares of Kinross, which have a value of approximately $12.4 million based upon the market price of $14.55 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

Employee stock compensation plans

Solitario accounts for its stock options under the provisions of ASC 718 Compensation – Stock Compensation. Pursuant to ASC 718, as of January 1, 2011, Solitario classifies its stock options as equity options in accordance with ASU 2010-13. Previously, Solitario had classified its stock options as liabilities as they are priced in Canadian dollars and Solitario’s functional currency is United States dollars and Solitario’s common stock trades on both the NYSE Amex Equities (“NYSE-Amex”) and the Toronto Stock Exchange (“TSX”). Prior to January 1, 2011, Solitario recorded a liability for the fair value of the vested portion of outstanding options based upon a Black-Scholes option pricing model.

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Beginning January 1, 2011, Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three months ended March 31, 2011 Solitario recorded $174,000 of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

Prior to January 1, 2011, Solitario recorded a stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, of 25% vesting from the grant date plus a portion of the remaining 75% recognized over three years on a straight line basis. During the three months ended March 31, 2010, Solitario recognized $9,000 in stock option compensation expense.

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

Solitario granted 2,065,000 options on May 5, 2010, with a grant fair value of $2,449,000 based upon a Black Scholes option pricing model resulting in a weighted average fair value of $1.19 per share.

At December 31, 2010, the fair value of $2,775,000 for Solitario’s outstanding options on that date, granted under the 2006 Plan, was determined utilizing the following assumptions and a Canadian dollar to United States dollar exchange rate of 0.99994.

Grant Date	5/5/10	5/19/09
Plan	2006 Plan	2006 Plan
Option price (Cdn$)	$2.40	$1.55
Options outstanding	2,065,000	519,000
Expected Life	4.4 yrs	3.4 yrs
Expected volatility	62%	66%
Risk free interest rate	1.6%	1.1%
Weighted average fair value	$2.24	$2.54
Portion of vesting at measurement date	41.6%	64.6%
Fair value of outstanding vested options	$1,924,000	$851,000

Fair Value at December 31, 2010

There were no new options granted during the first three months of 2011. During the three months ended March 31, 2011, options for 18,100 shares were exercised, with options for 10,000 shares exercised at a price of Cdn$1.55 per share and options for 8,100 shares exercised at a price of Cdn$2.40 per share.

The following table summarizes the activity for stock options outstanding under the 2006 Plan as of March 31, 2011, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:

	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	2,584,000	$2.23
Granted	—
Exercised	(18,100)	$1.93
Forfeited	—
Outstanding at March 31, 2011	2,565,900	$2.23	3.9	$2,994,000
Exercisable at March 31, 2011	757,650	$2.12	3.8	$965,000

(1)The intrinsic value at March 31, 2011 based upon the quoted market price of Cdn$3.43 per share for our common stock on the TSX and an exchange ratio of 1.02829 Canadian dollars per United States dollar.

Earnings per share

The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2011 and 2010. Potentially dilutive shares are related to outstanding common stock options of 2,565,900 and 519,000 during the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Derivative instruments

Ely Warrants

In connection with the equity investment in Ely on August 30, 2010, Solitario acquired warrants to purchase 833,333 shares of Ely common stock at Cdn$0.25 per share for a period of two years. On October 19, 2010, Solitario acquired warrants to purchase an additional 833,333 shares of common stock for two years from that date. In accordance with ASC 815, at December 31, 2010 Solitario did not classify the warrants acquired on October 19, 2010 as derivative instruments until January 18, 2011, or 31 days prior to the underlying shares being readily convertible to cash. Prior to that time, any gains and losses on those warrants were recorded in other comprehensive income. On January 18, 2011, Solitario transferred an unrecognized gain on derivative instrument of $114,000 for the warrants acquired on October 19, 2010 to gain on derivative instrument. In addition, as of March 31, 2011 Solitario has recorded $308,000 for the fair value of the warrants received from Ely as a long-term asset and recorded an unrealized loss on derivative instrument of $58,000, in the statement of operations for a net gain related to the Ely warrants of $56,000 for the three months ended March 31, 2011.

Kinross Collar

On October 12, 2007 Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS"). Under the terms of the Kinross Collar Solitario pledged 900,000 shares of Kinross common shares to be sold (or delivered back to Solitario with any differences settled in cash). As of March 31, 2011 the Kinross Collar consists of one tranche of 100,000 shares due on April 12, 2011 for a lower threshold price of $13.69 per share and an upper threshold price of $27.50 per share. On April 12, 2011, the remaining 100,000 shares under the Kinross Collar were released upon the expiration of the tranche of the Kinross Collar on that date. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of the final tranche of the Kinross Collar.

Solitario has not designated the Kinross Collar as a hedging instrument as described in ASC 815 Derivatives and Hedging and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. As of March 31, 2011 and December 31, 2010, Solitario recorded no value and $2,000, respectively, for the fair market value of the Kinross Collar in other current assets. Solitario recorded an unrealized loss of $2,000 and an unrealized gain of $74,000 during the three months ending March 31, 2011 and 2010, respectively, in gain on derivative instrument for the change in the fair market value of the Kinross Collar.

Covered Call Options

On November 13, 2009, Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $22.00 expiring on May 22, 2010 (the “May 10 Kinross Call”) for $76,000. Solitario recorded a gain on derivative instrument of $38,000 during the first quarter of 2010 for the change in the fair value of the May 10 Kinross Call. Solitario has not designated its covered calls as hedging instruments as described in ASC 815 and any changes in the fair market value of its covered calls are recognized in the statement of operations in the period of the change.

The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010:

(thousands)	Derivative Instruments
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC 815
Ely warrants	Long-term other assets	$308	$366
Kinross Collar	Current assets	—	2

The following amounts are included in gain on derivative instruments in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010:

(thousands)	March 31, 2011	March 31, 2010
Derivatives not designated as hedging instruments under ASC 815	Gain(loss)	Gain
Ely warrants	$56	$—
Kinross Collar	(2)	74
May10 Kinross Call	—	38
Total derivatives	$54	$112

Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities and Ely warrants are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate and the Kinross Collar is carried at its estimated fair value based on a Black-Scholes option pricing model.

Solitario accounts for its financial instruments under ASC 820, "Fair Value Measurements." ASC 820 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

•        Level 1: quoted prices in active markets for identical assets or liabilities;

•        Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

•        Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2011, Solitario reclassified its investment in 1,666,666 shares Ely common share, which were subject to a hold period as of December 31, 2010 from Level 1 to Level 2 as the shares were no longer subject to a hold period as of March 31, 2011. During the three months ended March 31, 2010 there were no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2011:

(thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$14,950	$—	$—	$14,950
Other assets – Ely warrants	—	308	—	$308

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010:

(thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$18,771	—	—	$18,771
Marketable equity securities – Ely common stock	500	500	—	1,000
Kinross Collar derivative instrument	—	2	—	2
Other assets – Ely warrants	—	366	—	366

Items measured at fair value on a recurring basis:

Marketable equity securities: At March 31, 2011 the fair value of Solitario’s investment in Kinross, TNR and Ely marketable equity securities are based upon quoted market prices and are classified as Level 1 inputs. At December 31, 2010, the fair value of Solitario’s investment in Ely common stock, subject to a hold period, which expired in February 2011 for the shares of Ely common stock from the October 19, 2010 Ely investment, are based upon quoted market prices, which Solitario has not adjusted for the hold period due to the short remaining time period of the hold. However, these are classified as Level 2 inputs as of December 31, 2010 due to the restriction. The remaining marketable equity securities are classified as Level 1 inputs at December 31, 2010.

Ely warrants: The Ely warrants are not traded on any public exchange. Solitario determines the fair value of the Ely warrants using a Black-Scholes pricing model, using inputs, including share price, volatility of Ely common stock and discount rates that include an assessment of performance risk, that are readily available from public markets and for the hold period discussed above, therefore they are classified as Level 2 inputs as of March 31, 2011 and December 31, 2010.

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

During the three months ended March 31, 2011, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $14,950,000 and $19,771,000, respectively, and cost of $1,007,000 and $1,087,000, respectively, at March 31, 2011 and December 31, 2010. Solitario has accumulated other comprehensive income for unrealized holding gains of $13,943,000 and $18,684,000, respectively, net of deferred taxes of $5,201,000 and $6,969,000, respectively, at March 31, 2011 and December 31, 2010 related to our marketable equity securities. Solitario sold 105,000 shares of Kinross stock during the three months ended March 31, 2011 for proceeds of $1,648,000 and recorded a gain on sale of $1,568,000. Solitario has classified $2,756,000 and $5,214,000, respectively, of marketable equity securities as current, as of March 31, 2011 and December 31, 2010, which represents Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year.

          The following table represents changes in marketable equity securities.

(in thousands)	Three months ended March 31,
	2011	2010
Gross cash proceeds	$1,648	$—
Cost	80	—
Gross gain on sale included in earnings during the period	1,568	—
Unrealized holding loss arising during the period included in other comprehensive income, net of tax of $1,181 and $528	(1,989)	(888)

Revenue Recognition

Solitario records delay rental payments as revenue in the period received. Solitario did not receive any delay rental payments during the three months ended March 31, 2011 and 2010, respectively. Any payments received for the sale of property interests are recorded as a reduction of the related property’s capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue.

Variable interest entity

Pursuant to the terms of the MH Agreement, Solitario has determined that MH-LLC is a variable interest entity in accordance with ASC 810. Solitario has also determined that it is the primary beneficiary of MH-LLC. Accordingly, Solitario consolidates MH-LLC in its consolidated financial statements in accordance with ASC 810. Solitario has determined no separate presentation of assets or liabilities is necessary per ASC 810, as MH-LLC does not have any assets that can only be used to settle specific obligations or liabilities for which creditors do not have recourse to Solitario.

Recent accounting pronouncements

In April 2010, the FASB issued ASU 2010-13. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. In accordance with ASU 2010-13, this change has been made on a prospective basis as of January 1, 2011 with a reduction to stock option liability of $2,775,000, an increase to additional paid-in-capital of $1,240,000 and a reduction in accumulated deficit of $992,000, net of deferred taxes of $543,000. See “Employee stock compensation plans” above.

2.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2011	2010
Geologic and field expenses	$275	$660
Administrative	53	115
Mt. Hamilton exploration	513	—
Total exploration costs	$841	$775

3.       Short term debt

As of March 31, 2011, Solitario borrowed $1,900,000, net, from RBC Capital Markets, LLC ("RBC"), in short-term margin loans, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. During the three months ended March 31, 2011, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. The margin loan rate can be modified by RBC at any time. The margin loans are callable by RBC at any time. Per the terms of the margin loans, Solitario is required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. At March 31, 2011 the equity balance in Solitario's account at RBC was 52%. Interest expense related to the short term margin loans for the three months ended March 31, 2011 was $16,000. On April 16, 2011, Solitario repaid its entire balance short-term margin loan to RBC with proceeds from the Offering.

As of March 31, 2011, Solitario borrowed $1,975,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between Solitario and UBS Bank. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.25% as of March 31, 2011. The average base rate was approximately 2.51% for the three months ended March 31, 2011. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. At March 31, 2011, the equity value in Solitario's UBS brokerage account was 77%. Solitario recorded interest expense related to the UBS credit line of $11,000 for the three months ended March 31, 2011.

4.       Long-term debt

In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by DHI-US to MH-LLC were subject to a security interest granted to Augusta Resources Corporation ("Augusta") related to Ely's acquisition of the Mt. Hamilton properties. Pursuant to the MH Agreement, as part of its earn-in, Solitario has agreed to make payments totaling $3,750,000, of which $1,250,000 will be paid in cash to DHI-US and $2,500,000 are to be made as private placement investments in Ely common stock, all to provide Ely with the funds necessary for Ely to make the loan payments due to Augusta. The payments due to Augusta are non-interest bearing. Accordingly, upon formation and the contribution of the mineral properties by DHI-US, MH-LLC recorded $3,066,000 for the discounted fair value of the payments due to Augusta, discounted at 7.5%, which was Solitario's estimated cost of similar credit as of the formation of MH-LLC.

          During the three months ended March 31, 2011, Solitario made a $500,000 payment of principal on the long-term debt to DHI-US, which in turn was paid to Augusta and recorded $64,000 for accretion of interest expense related to MH-LLC long-term debt due to Augusta. As of March 31, 2011 the net outstanding long-term debt balance was $2,649,000. There are no current payments due to Augusta at March 31, 2011 and the entire balance of long-term debt is included in non-current liabilities.

5.     Income Taxes

          Solitario accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” Under ASC 740, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Primarily as a result of increases in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $5,389,000 and $6,419,000 at March 31, 2011 and December 31, 2010.

          During the first quarter of 2011, Solitario recorded $245,000 deferred tax expense in the statement of operations and recorded a deferred tax benefit of $1,811,000 to other comprehensive income related to net unrealized losses of $4,854,000 on marketable equity securities. In addition, on January 1, 2011, Solitario recorded deferred tax expense of $543,000 to retained earnings related to the prospective adjustment of $1,535,000 to retained earnings for the change in accounting principle upon the adoption of ASU 2010-13 discussed in Note 1 to the condensed consolidated financial statements above. During the first quarter of 2010, Solitario recorded $115,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $528,000 to other comprehensive income related to net unrealized losses of $1,416,000 on marketable equity securities.

6. Stockholders' Equity, comprehensive loss and noncontrolling interest

The following provides a reconciliation of the beginning and ending balances of Solitario Shareholders' equity, comprehensive loss and noncontrolling interest for the three months ended March 31, 2011 and 2010.

For the three months ended March 31, 2011

	Solitario Shareholders Equity
(in thousands, except					Accumulated	Total		Contra
Share amounts)			Additional		Other	Solitario	Non-	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2010	29,750,242	$297	$36,799	$(36,996)	$11,786	$11,886	$1,890	$—	$13,776

Change in accounting principle	—	—	1,240	—	—	1,240	—	—	1,240
Change in accounting principle, net of deferred tax of $543	—	—	—	992	—	992	—	—	992
Issuance of shares on exercise of stock options	18,100	—	36	—	—	36	—	—	36
Issuance of shares to noncontrolling shareholder for future earn-in	25,000	1	89	—	—	90	—	(90)	—
Payment in cash to noncontrolling shareholder for future earn-in	—	—	—	—	—	—	—	(100)	(100)
Stock option expense			174			174	—	—	174
Noncontrolling interest contribution	—	—	—	—	—	—	80	—	80
Comprehensive income:
Net loss	—	—	—	(161)	—	(161)	(533)	—	(694)
Net unrealized loss on marketable equity securities (net of tax of $1,811)	—	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Comprehensive loss	—	—	—	—	—	(3,204)	(533)	—	(3,737)
Balance at March 31, 2011	29,793,342	$298	$38,338	$(36,165)	$8,743	$11,214	$1,437	$(190)	$12,461

For the three months ended March 31, 2010

	Solitario Shareholders’ Equity
(in thousands, except					Accumulated	Total		Contra
Share amounts)			Additional		Other	Solitario	Non-	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2009	29,750,242	$297	$35,611	$(32,930)	$11,722	$14,700	$414	$—	$15,114

Comprehensive income:
Net loss	—	—	—	(905)		(905)	(70)	—	(975)
Net unrealized loss on marketable Equity securities (net of tax of $528)	—	—	—	—	(888)	(888)	—	—	(888)
Comprehensive loss	—	—	—	—	—	(1,793)	(70)	—	(1,863)
Balance at March 31, 2010	29,750,242	$297	$35,611	$(33,835)	$10,834	$12,907	$344	$—	$13,251

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2010 and 2009, and Management’s Discussion and Analysis contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2010. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We acquire and hold a portfolio of exploration properties for future sale, joint venture, or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us or through a joint venture, and we currently intend to develop the Mt. Hamilton project, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty. At March 31, 2011 we had 12 exploration properties in the United States, Mexico, Brazil, Bolivia and Peru and two royalty properties in Peru and one royalty property in Brazil. We are conducting exploration activities in all of those countries.

(b) Recent Developments

Equity financing

On April 13, 2011, we sold 3,400,000 shares of our common stock in the Offering at a price to the public of $2.50 per share and on May 9, 2011 we sold an additional 510,000 shares at $2.50 per share, upon the exercise of the underwriter’s option to cover over-allotments. The net proceeds from the Offering were approximately $8,930,000 after the underwriter’s commission of six percent and offering costs. The Offering was made pursuant to a shelf registration statement on Form S-3 previously filed with the SEC on March 18, 2011, which was declared effective on March 29, 2011. A prospectus supplement relating to the Offering has been filed with the SEC and is available on the SEC's website located at www.sec.gov.

Stock option liability

On January 1, 2011, we changed our accounting for stock options to equity accounting from liability accounting in accordance ASU 2010-13. In accordance with ASU 2010-13, this change has been made on a prospective basis as of January 1, 2011 with a reduction to stock option liability of $2,775,000, an increase to additional paid-in-capital of $1,240,000 and a reduction in accumulated deficit of $992,000, net of deferred taxes of $543,000. See “Employee stock compensation plans” in Note 1 to the condensed consolidated financial statements contained in Item 1 “Financial Statements” above.

Investment in Ely and the Mt. Hamilton joint venture

On August 26, 2010, we signed a Letter of Intent (“LOI”) with Ely Gold and Minerals, Inc., (“Ely”) to make certain equity investments into Ely and to joint venture Ely’s Mt. Hamilton gold project, which was wholly-owned by DHI-Minerals (US) Ltd. (“DHI-US”). DHI-US is an indirect wholly-owned subsidiary of Ely. The LOI and the joint venture terms and equity investments, described below were subject to the approval (the “Approval”) by Ely shareholders and regulatory approval from the TSX Venture Exchange (“TSXV”), which was received on October 18, 2010. Pursuant to the LOI, on August 26, 2010 and October 19, 2010, we made private placements of Cdn$250,000 each in Ely. The terms of the joint venture are set forth in the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (MH-LLC) between us and DHI-US (the “MH Agreement). Pursuant to the MH Agreement, we may earn up to an 80% interest in MH-LLC by completing various staged commitments. See a more complete discussion of Ely and MH-LLC in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Investment in Kinross

We have a significant investment in Kinross at March 31, 2011, which consists of 875,000 shares of Kinross common stock. As of March 31, 2011,775,000 of these shares are not subject to the Kinross Collar, discussed below. During the three months ended March 31, 2011 we sold 105,000 shares of Kinross for net proceeds of $1,648,000 and recorded a gain on sale of $1,568,000. We did not sell any Kinross common shares during the three months ended March 31, 2010. Subsequent to March 31, 2011, on April 12, 2011, the final tranche of the Kinross Collar due on that date expired, and 100,000 shares under the Kinross Collar were released. As of that date the Kinross Collar has expired and no shares are subject to the Kinross Collar. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of the Kinross Collar. Subsequent to March 31, 2011 we sold 20,000 shares of Kinross for proceeds of $316,000 and as of May 11, 2011, we own 855,000 shares of Kinross, which have a value of approximately $12.4 million based upon the market price of $14.55 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Mineral property

During the three months ended March 31, 2011, we capitalized a total of $160,000 related to the acquisition of certain leases located near the Mt. Hamilton project, owned by MH-LLC. All exploration costs on our properties, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

(c) Results of Operations

Comparison of the quarter ended March 31, 2011 to the quarter ended March 31, 2010

          We had a net loss of $161,000 or $0.01 per basic and diluted share for the three months ended March 31, 2011 compared to a loss of $905,000 or $0.03 per basic and diluted share for the first three months ended March 31, 2010. As explained in more detail below, the primary reason for the decrease in the loss in the first three months of 2011 compared to the loss in the first three months of 2010 was the gain on sale of $1,568,000 on marketable equity securities during the three months ended March 31, 2011, and an increase in the noncontrolling interest share of our losses related to our activities at Mt. Hamilton of $533,000 during the three months ended March 31, 2011. These were partially offset by increases to exploration expense, general and administration expense, the loss on our equity method investment in Pedra Branca Mineracao, Ltd. (“PBM”), and an increase in our tax expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $841,000 during the first quarter of 2011 compared to $775,000 in the first quarter of 2010. During the first three months of 2011 we spent $513,000 for exploration at our Mt. Hamilton project. The remaining spending at our Brazil, Peru and Mexican exploration projects was reduced to $328,000 during the first three months of 2011 compared to $775,000 in the first three months of 2010. During 2010 we were consolidating our Pedra Branca Mineracao, Ltd, (“PBM”) subsidiary and included $193,000 of exploration expenditures on our Pedra Branca project in that period. In July 2010, we deconsolidated PBM upon our joint venture partner earning a majority interest in PBM as discussed in Note 11 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. As a result of no longer consolidating PBM, our consolidated exploration expense for the three months ended March 31, 2011 related to Pedra Branca consists of a credit for management fees of $19,000 we earned from PBM during the period. Our remaining activities were primarily related to reconnaissance exploration during the first three months of 2011 of $325,000 compared to $293,000 during the first three months of 2010. In addition we completed a drilling program at our La Noria project in Mexico during the first three months of 2010 and we had no similar drilling program during the first three months of 2011. The price of an ounce of gold has been trading upward during 2010 and 2011, and has traded between approximately $1,320 and $1,447 during the first three months of 2011, and recently hit a record high of $1,535 compared to an average price of approximately $1,224 per ounce of gold for 2010. This has caused us to increase our focus on the Mt. Hamilton project and to selectively increase our exploration efforts to capitalize on the recent increase in commodity prices. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2011 and our 2011 exploration expenditure budget is approximately $4,676,000. This budget includes approximately $1,581,000 for the Mt Hamilton project, for which we also have budgeted approximately an additional $1,165,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2011.

Exploration expense (in thousands) by project for the three months ended March 31, 2011 and 2010 consisted of the following:

	March 31,	March 31
Project Name	2011	2010
Mt. Hamilton	$513	$—
Pedra Branca, net	(19)	193
Espanola	14	16
Mercurio	5	13
La Promessa	2	5
Cerro Azul	1	—
La Noria	—	118
Palmira	—	73
Cajatambo	—	28
El Sello	—	19
Pachuca	—	8
Excelsior	—	3
Chonta	—	2
Newmont Strategic Alliance	—	1
Paria Cruz	—	1
Triunfo	—	1
Bongará	—	1
Purica	—	—
Reconnaissance	325	293
Total exploration expense	$841	$775

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI-US currently owns a 90% interest in MH-LLC, we recorded a noncontrolling interest credit of $533,000 for DHI-US’s share of the losses at MH-LLC during the three months ended March 31, 2011. During the three months ended March 31, 2010, we recorded a noncontrolling interest credit of $70,000 for Anglo Platinum Ltd. share of the losses of PBM during that period, prior to the deconsolidation of PBM. See Note 11, to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

General and administrative costs, excluding stock option compensation costs discussed below, were $782,000 during the first quarter of 2011 compared to $469,000 in the first quarter of 2010. The major portion of the increase in costs related to an increase in salaries and benefit expense during the first three months of 2011 to $497,000 compared to salaries and benefit expense of $248,000 in the same period of 2010 as a result of the payment of $214,000 of bonuses in 2011 and no similar payments in 2010. In addition our legal and accounting expenditures increased to $86,000 in the first three months of 2011 compared to $56,000 in the same period of 2010 primarily related to new costs related to the Mt. Hamilton project and to certain costs associated with regulatory activities incurred during 2011. Finally our travel and shareholder relation costs increased to $156,000 during the first three months of 2011 compared to $116,000 in the same period of 2010 as a result of additional efforts to inform the investment community of our recent acquisition of the Mt. Hamilton project. We anticipate our full year general and administrative costs will be increased during 2011 compared to 2010 primarily as a result of the salary and bonus payments made in the first three months of 2011.

We account for our employee stock options under the provisions of ASC 718. Beginning January 1, 2011, we recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the grant date fair value of each of its outstanding options. During the three months ended March 31, 2011 Solitario recorded $174,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital. Prior to January 1, 2011, Solitario recorded a stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, of 25% vesting from the grant date plus a portion of the remaining 75%

recognized over three years on a straight line basis. During the three months ended March 31, 2010, Solitario recognized $9,000 in stock option compensation expense. See “Employee stock compensation plans” in Note 1 to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements” above.

During the three months ended March 31, 2011 we sold 105,000 shares of Kinross for net proceeds of $1,648,000 and recorded a gain on sale of $1,568,000. We did not sell any Kinross common shares during the three months ended March 31, 2010. Partially as a result of the availability of funds from the Offering, discussed above, we have estimated we will sell approximately 175,000 shares of Kinross over the next year for anticipated proceeds of approximately $2,756,000, which are recorded as a current asset. See also "Liquidity and Capital Resources," below.

During the three months ended March 31, 2011, depreciation and amortization expense was $11,000 compared to $24,000 in the first quarter of 2010. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2011 as compared to 2010.

During the first quarter of 2011, we recorded interest and dividend income of $50,000 compared to interest and dividend income of $53,000 during the same period in 2010. This income is primarily related to the dividends on our Kinross common stock. We anticipate this income will be reduced in the full year of 2011 compared to 2010 as we continue to liquidate our holdings of Kinross. See also “Liquidity and Capital Resources,” below.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2011and 2010, we recorded no property impairments.

We recorded a deferred tax expense of $245,000 during the first quarter of 2011 compared to a deferred tax benefit of $115,000 during the first quarter of 2010. The tax expense is primarily related to higher United States deferred taxes related to the gain on sale of $1,568,000 from the sale of 105,000 shares of Kinross common stock during the three months ended March 31, 2011. This United States taxable income was partially offset by an increase in United States administrative expenses, discussed above, and by the portion of Mt. Hamilton exploration expenses incurred during the three months ended March 31, 2011that may be used to currently offset United States income. As a result of the Offering, discussed above, we anticipate we will not have currently payable income taxes during 2011 as we will utilize a portion of the proceeds from the Offering for ongoing exploration expenditures and anticipate we will be able to limit the sales of Kinross for the remainder of the year so that the gain on sale from those sales will be less than our anticipated 2011United States tax deductible expenditures. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Equity financing

On April 13, 2011, we sold 3,400,000 shares of our common stock in the Offering and on May 9, 2011 we sold an additional 510,000 shares at $2.50 per share, upon the exercise of the underwriter’s option to cover over-allotments. The net proceeds from the Offering were approximately $8,930,000 after the underwriter’s commission of six percent and offering costs. We used the proceeds from the offering to repay $1,900,000 of short-term margin loans to RBC, discussed below. In addition we intend to use the remaining proceeds from the offering to pay ongoing exploration costs at our Mt. Hamilton project, mineral property acquisitions and for general corporate needs. As a result of the Offering, we anticipate we will reduce the number of shares of Kinross we would otherwise sell to fund our ongoing exploration activities and will also do not anticipate adding any additional short-term margin debt, discussed below, during 2011.

Short term debt

As of March 31, 2011, we have borrowed $1,900,000, net, from RBC Capital Markets, LLC ("RBC"), in short-term margin loans, using our investment in Kinross held at RBC as collateral for the short-term margin loans. Interest expense related to the short term margin loans for the three months ended March 31, 2011 was $16,000. On April 16, 2011, we repaid the entire balance of our short-term margin loan to RBC with proceeds from the Offering.

As of March 31, 2011, we have borrowed $1,975,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between us and UBS Bank. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.25% as of March 31, 2011. We recorded $11,000 in interest expense related to the UBS credit line for the three months ended March 31, 2011.

 We have used this short-term debt as an alternative source of capital to selling our Kinross stock. As a result of the Offering, we do not anticipate we will be borrowing any additional money under short term margin loans for the remainder of 2011. However we will borrow money using short term margin loans as necessary, if our funding needs change, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2011. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada. Further, we anticipate the proceeds from the sale of Kinross common stock sold during 2011 will not exceed our anticipated United States tax deductible expenses, and accordingly, we do not anticipate having any currently payable United States income taxes for 2011.

We anticipate proceeds from the Offering and from the sale of shares of Kinross common stock and proceeds from any loans against our investment in Kinross stock will provide adequate funds for our operations through the end of 2011. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. Our maximum amount of short-term borrowing was $3,914,000, including accrued interest, during the three months ended March 31, 2011. Our average short term borrowing during the three months ended March 31, 2011 was $3,492,000.

Long-term debt

In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by DHI-US to MH-LLC are subject to a security interest granted to Augusta to secure a debt obligation related to Ely's acquisition of the Mt. Hamilton project. Pursuant to the MH Agreement, as part of our earn-in, as of March 31, 2011, we have agreed to make remaining payments totaling $3,250,000, of which $750,000 are to be paid in cash to DHI-US and of which $2,500,000 are to be in the form of private placement investments in Ely common stock, detailed below, all to provide Ely with the funds necessary for Ely to make the loan payments due to Augusta, which loan payment obligations are secured by the mining claims currently owned by MH-LLC. Failure to make any of the payments or investments necessary to provide Ely with the funds necessary for Ely to make the required payments due to Augusta may result in the loss of all of our interest in the Mt. Hamilton project. The payments due to Augusta are non-interest bearing. Accordingly, upon the contribution of the mineral properties by DHI-US to MH-LLC, MH-LLC recorded $3,066,000 for the discounted fair value of the payments due to Augusta, discounted at 7.5%, which was based on our estimated cost of similar credit as of the formation of MH-LLC. During the three months ended March 31, 2011, we paid $500,000 to DHI-US, which was paid to Augusta on the long-term debt. As of March 31, 2011we have recorded $2,649,000 for the Augusta debt obligation, which is recorded as a noncurrent liability as there are no further payments due on this loan until June of 2012. Pursuant to the terms of the MH Agreement, we have the right to opt-out of these payments in the event we determine the Mt. Hamilton property is not economic, in which case we would record mineral property impairment for the capitalized costs of the Mt. Hamilton property and reduce any recorded liability for this associated long-term debt. During the three months ended March 31, 2011, Solitario recorded $64,000 for accretion of interest expense related to MH-LLC long-term debt due to Augusta.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2011 and December 31, 2010, we owned 875,000 and 980,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $13,781,000 and $18,581,000 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, 100,000 of these 875,000 shares are subject to the Kinross Collar. During the three months ended March 31, 2011, we sold 105,000 shares of Kinross stock for proceeds of $1,648,000 resulting in a gain of $1,568,000 which was transferred, less related deferred tax expense of $585,000, from previously unrealized gain on marketable equity securities in other comprehensive income. Subsequent to March 31, 2011 we sold 20,000 shares of Kinross for proceeds of $316,000 and as of May 11, 2011, we own 855,000 shares of Kinross. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $18.72 per share to a low of $14.41 per share during the three months ended March 31, 2011.

In addition we own other marketable equity securities with a fair value of $1,169,000 and $1,190,000 as of March 31, 2011 and December 31, 2010, respectively. We own 1,000,000 shares of TNR that are classified as marketable equity securities available for sale and are recorded at their fair market value of $175,000 as of March 31, 2011. During 2010 we acquired 3,333,333 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair market value at March 31, 2011 of $994,000.

At March 31, 2011 and December 31, 2010, we have classified $2,756,000 and $5,214,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three months ended March 31, 2011, we recorded a loss in other comprehensive income on marketable equity securities of $3,172,000, less related deferred tax expense of $1,183,000.

Ely Warrants

We also acquired Ely warrants for 1,666,666 shares that have an exercise price of Cdn$0.25 per share and are recorded at their fair value of $308,000 and $366,000, respectively, as of March 31, 2011 and December 31, 2010, as determined using a Black Scholes option pricing model. As of March 31, 2011, these warrants are classified as derivative instruments in other assets and we recorded an unrealized loss on derivative instruments of $59,000 in the statement of operations for the three months ended March 31, 2011.

Working Capital

We had negative working capital of $1,638,000 at March 31, 2011 compared to working capital of $134,000 as of December 31, 2010. Our working capital at March 31, 2011 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in marketable equity securities of $2,756,000, less our short-term margin loans of $3,914,000 and current deferred income taxes of $1,028,000 related to our planned sales of Kinross common stock during the next year. However as a result of the net proceeds of the Offering, discussed above, we anticipate we will have positive working capital for the remainder of 2011.

We intend to utilize the proceeds from the Offering and from the liquidation of a portion of our Kinross shares to fund our operations over the next year. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. We have budgeted the anticipated sale of 175,000 shares of Kinross stock during the next year for assumed proceeds of $2,756,000. Any funds received from the sale of our Kinross shares or from the Offering would be used primarily to fund exploration and development on our existing properties, for the acquisition and exploration of new properties and general working capital.

Cash and cash equivalents were $470,000 as of March 31, 2011 compared to $478,000 at December 31, 2010. As of March 31, 2011, our cash balances along with proceeds from the Offering, our investment in marketable equity securities and our UBS Bank credit line are considered adequate to fund our expected expenditures over the next year.

The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources if we choose to develop our Mt. Hamilton project or any of our other mineral deposits on our own. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

During the first three months of 2011, options for 18,100 shares were exercised from the 2006 Plan for net proceeds of $36,000. None of our outstanding options from the 2006 Plan expire during 2011. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2011. The activity for stock options outstanding under the 2006 Plan as of March 31, 2011 and 2010 can be found in Note 1, "Employee stock compensation plans" to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements”above.

(e) Cash Flows

Net cash used in operations during the first quarter of 2011 increased to $1,980,000 compared to $1,716,000 for the first quarter of 2010 primarily as a result of the added exploration effort at our Mt. Hamilton project and an increase in our general and administrative costs, discussed above. Based upon projected expenditures in our 2011 budget, we anticipate continued use of funds from operations through the remainder of 2011. See Results of Operations discussed above for further explanation of some of these variances.

We provided $1,381,000 in cash from investing activities during the three months ended March 31, 2011 compared to $19,000 in cash from investing activities during the three months ended March 31, 2010. The increase in cash is almost exclusively related to the sale of 105,000 shares of Kinross during the first three months of 2011 for net proceeds of $1,648,000. We anticipate continued sales of shares of Kinross during the remainder of 2011, albeit at a slower pace, as a result of the ability to use funds from the Offering, discussed above under “Liquidity and Capital Resources.”

Net cash provided from financing activities for the three months ended March 31, 2011were $591,000 primarily related to the receipt of $1,075,000 in funds from short term borrowing, which were partially offset by payments of $500,000 to reduce our long-term debt owed to Augusta, discussed above, and the payment of $100,000 in cash to DHI-US as part of our earn-in to MH-LLC, as discussed above, and in more detail in Note 12 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. We anticipate the cash provided from financing activities will be the significant source of our funds for the remainder of 2011 as a result of the Offering, discussed above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of March 31, 2011 and December 31, 2010 we have no off-balance sheet obligations.

(g) Exploration Activities, Environmental Compliance and Contractual Obligations

Exploration Activities

A significant part of our business involves the review of potential property acquisitions, and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. In 2011 we estimate exploration property rentals and option payments for properties we own or operate, excluding the Mt. Hamilton project, to be approximately $874,000, assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties. Approximately $734,000 of these annual payments is reimbursable to us by our joint venture partners. In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three months ended March 31, 2011 and 2010, we have not capitalized any costs related to environmental control facilities. We anticipate that any potential development activities will increase our environmental expenditures in the event we begin mining development activities, including building a mine, building and operating an open pit, an ore processing plant and leach pads and other similar activities. These mining development activities are dependent on, among other things, receiving a positive feasibility study, receiving required permits and obtaining necessary financing, none of which are currently in place for any of our projects. Accordingly, we do not expect any of these additional environmental expenditures within the next year.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information in Item 303(a)(5) of Regulation S-K.

(h) Joint Ventures, Royalty and the Strategic Alliance Properties

Mt Hamilton

Our focus for 2011 is completion of a bankable feasibility study and a plan of operations that will be filed with the US Department of Agriculture - Forest Service. Feasibility field work began in November 2010 and consisted of feasibility-level geotechnical, metallurgical, and hydro-geologic drilling, and a limited amount of drilling to provide additional resource information. This eleven-hole, 6,250-foot core drilling program was completed in January 2011. Auger drilling was completed in the first quarter of 2011 for the proposed leach pad area for geotechnical design purposes. We also began additional metallurgical testing during the first quarter of 2011 to test several areas within the Centennial gold deposit. Heap and waste rock geochemical characterization also began in the first quarter of 2011. During 2011, we intend to continue our feasibility level economic evaluation utilizing an independent engineering firm and will continue until the feasibility study is completed. We have budgeted approximately $2,800,000 for exploration, planned development, land and earn-in payments for 2011 at Mt. Hamilton.

Bongará

The Bongará project is an advanced-stage project in which we are exploring for primarily zinc, with lesser amounts of lead and silver. Our joint venture partner, Votorantim Metais ("Votorantim"), is funding and managing all work conducted on the project. During 2011, Votorantim will continue road construction to the project area, tunneling to access the San Jorge zone of the Florida Canyon deposit, metallurgical testing, and other pre-feasibility activities in preparation for potentially completing a full feasibility report in 2012. Drilling to further define mineralization will also be conducted from both the surface and underground workings that are currently being driven. The planned road construction will ultimately consist of approximately 23 kilometers of new road alignment to the deposit when all required permits and permissions are in place. To date, access to the deposit has occurred via helicopter and foot-trails. Permitting and social development activities with surrounding communities will also continue throughout 2011. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2010.

Pedra Branca

The Pedra Branca project is an advanced-stage project in which PBM is exploring for platinum and palladium in Brazil. Our joint venture partner, Anglo Platinum ("Anglo"), currently owns 51% of PBM and is funding, through PBM, all work conducted on the project. We deconsolidated PBM during 2010 and will record our share of any exploration expense as our equity interest in the gains and losses of PBM against our investment in PBM. As part of the Shareholders Agreement, we entered into a Services Agreement with Anglo whereby we receive a 5% management fee for operating the project based upon total expenditures. PBM completed its planned 25-hole, 2,000-meter core drilling program in April 2011. Additional exploration by PBM, including drilling, for the remainder of 2011, is still in the planning stages and subject to funding approval by Anglo.

Pachuca Real

On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on our Pachuca Real silver-gold project in central Mexico. The Pachuca Real project (the "Pachuca Project") encompasses approximately 31,300 hectares of mineral rights in and around the Pachuca silver-gold mining district. Through our joint venture partner, Buenaventura, we are exploring for silver and gold on the early-staged Pachuca Real project in central Mexico. Buenaventura has the right to terminate the agreement at anytime following an initial 18-month work commitment. For 2011, Buenaventura plans to continue surface exploration consisting of mapping and sampling of vein structures on the property and rehabilitation of selected underground workings based on results of surface mapping. Additionally, a surface drilling program began in February 2011; however, the results of this drilling campaign are pending and expected during the second quarter of 2011.

Newmont Alliance

On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited (“Newmont”), to explore for gold in South America (the "Strategic Alliance"). As of March 31, 2011, we have four property positions which fall within the currently defined Strategic Alliance areas and are subject to the provisions of the Newmont Alliance. These are the La Promesa, Paria Cruz, Excelsior and Cerro Azul properties. Our budget for 2011 includes funds for planned exploration on these properties including permitting, surface sampling, geophysical and geotechnical work and planned drilling at our Cerro Azul project during 2011. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2010.

Yanacocha Royalty Property

On January 18, 2005, we signed a letter of intent (the “Letter of Intent”) with Newmont Peru, Ltd. ("Newmont Peru"), to amend our net smelter return ("NSR") royalty on a 61,000-hectare property located immediately north of the Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. In addition to amending the NSR royalty schedule, the Letter of Intent committed Newmont Peru to a long-term US$4.0 million work commitment on our royalty property and provides us access to Newmont Peru's future exploration results on an annual basis. In January 2005, the Yanacocha royalty amendment and work commitment Letter of Intent was subsequently replaced by a definitive agreement with the same terms. Newmont continues to conduct annual exploration work on our royalty property, and we see this work continuing for the foreseeable future. See the discussion of the Yanacocha royalty agreement in our Annual Report on Form 10-K for the year ended December 31, 2010.

(i) Wholly-owned Exploration Properties

We have budgeted approximately $3,100,000 in 2011 for exploration on our wholly owned projects, our Newmont Strategic Alliance projects, and reconnaissance exploration activities for 2011. This amount includes approximately $800,000 for drilling related expenditures in 2011. These activities include mapping, sampling, geophysical and geochemical analysis in addition to our drilling activities. Our significant wholly owned projects include Triunfo and Espanola in Bolivia, Atico in Peru and Norcan in Mexico.

(j) Discontinued Projects

During the first three months of 2011 and 2010 we did not abandon any projects.

(k) Critical Accounting Estimates

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. With the exception of the adoption of ASU 2010-13, discussed above under “Recent Developments,” during the three months ended March 31, 2011, we have not adopted any additional accounting policies.

(l) Related Party Transactions

As of March 31, 2011, and for the three months ended March 31, 2010, we have no related party transactions or balances.

(m) Recent Accounting Pronouncements

Please see “Recent Accounting Pronouncements” in Note 1 to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements” above.

(n) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•        Our estimates of future exploration, general and administrative and other costs;

•        Our estimates of fair value of our investment in shares of Kinross, our stock option liability, the Kinross covered call options and the Kinross Collar;

•        Our expectations regarding exploration of our properties, including those subject to joint venture and shareholder agreements;

•        Our future financial condition or results of operations and our future revenues and expenses; and

•       Our business strategy and other plans and objectives for future operations

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

Item 4. Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

A restated description of the Risk Factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the Risk Factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

During 2010, we entered into an agreement with Ely Gold and Minerals, Inc. ("Ely") to acquire up to 80% of the Mt. Hamilton project through our membership interest in MH-LLC. We currently intend to develop this property. The potential development of the Mt. Hamilton project adds new risks to Solitario including permitting, finance, mining operations and closure, for which Solitario has limited experience, resources and personnel. Failure on any of these or other components of the planned development of the Mt. Hamilton project could contribute to our inability to profitably develop, operate and close the Mt. Hamilton project, which could result in the loss of our investment in MH-LLC, and the loss of all or a significant portion of our financial reserves.

 The development of mining properties involves a high degree of risk including the requirement to obtain permits, significant financial resources for the construction and development of an operating mine, operational expertise and reclamation. Permitting of a mine for development can be an expensive and uncertain endeavor, with no assurance of receiving required permits in a timely manner, if ever. We do not have a history of developing or operating mines and may not be able to acquire the additional personnel to adequately manage such operations. In addition, the financial resources required to put a mine into production and to sustain profitable operating mines is significant and far exceed our existing financial resources and there can be no assurance that we could obtain such financial resources. Should we fail to timely complete any of the activities required for the planned development of the Mt. Hamilton project or if upon completion of the development of the Mt. Hamilton project we are unable to operate the project profitably, it could result in the loss of our investment in MH-LLC, the loss of all or a significant portion of our financial reserves and be a detriment to our other exploration assets.

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

We have a significant investment in Kinross Gold Corporation (“Kinross”) common stock. We have no control over fluctuations in the price of Kinross common stock and reductions in the value of this investment could have a negative impact on the market price of our common stock.

 We have a significant investment in Kinross as of May 11, 2011. A significant fluctuation in the market value of Kinross common stock could have a material impact on our investment in Kinross, the market price of our common stock and our liquidity and capital resources.

During 2010 and 2011 we have borrowed money using short-term margin accounts, secured by our investment in Kinross. In the event this borrowing increases, or the price of a share of Kinross common stock decreases, we may be subject to a margin call against our investment in Kinross.

As of May 11, 2011 we have outstanding borrowing of $1,975,000 in a short term margin loan, secured by our investment in Kinross. This margin loan provides that if the net equity in our investment in Kinross, defined as the market value our equity holdings, consisting primarily of Kinross common stock, falls below a minimum margin equity level of 40%, the lender of the short term margin loan may demand immediate payment or sell as much Kinross stock as necessary to repay the margin loan (a "Margin Call"). A significant decline in the market value of Kinross could result in the sale of some or all our investment in Kinross at a steep discount to the current investment balance. Such a Margin Call could have a negative effect on our liquidity, capital resources and results of operations.

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or ability of the shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the Toronto Stock Exchange and the NYSE Amex Equities during 2010 was approximately 30,000 shares, with no shares traded on many days. The market price of our shares has historically fluctuated in a wide range. The price of our common stock may be affected by many factors, including adverse change in our business, a decline in gold or other commodity prices, and general economic trends.

Our mineral exploration activities are inherently dangerous and could cause us to incur significant unexpected costs including legal liability for loss of life, damage to property and environmental damage, any of which could materially adversely affect our financial position or results of operations.

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

We have reported losses in 15 of our 17 years of operations. We reported losses of $4,066,000 and $1,786,000 for the years ended December 31, 2010 and 2009, respectively. We can provide no assurance that we will be able to operate profitably in the future. We have had net income in only two years in our history, during 2003, as a result of a $5,438,000 gain on derivative instrument related to our investment in certain Crown Resources Corporation warrants and during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again. If we do not operate profitably, the trading price of our common stock will likely decline.

Our operations outside of the United States of America may be adversely affected by factors outside our control, such as changing political, local and economic conditions, any of which could materially adversely affect our financial position or results of operations.

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

Our exploration activities and mineral properties located outside of the United States of America ("United States") are subject to the laws of Peru, Bolivia, Brazil and Mexico, where we operate. Exploration and potential development activities in these countries are potentially subject to political and economic risks, including:

•        cancellation or renegotiation of contracts;

•        disadvantages of competing against companies from countries that are not subject to US laws and regulations, including the Foreign Corrupt Practices Act;

•        changes in foreign laws or regulations;

•        changes in tax laws;

•        royalty and tax increases or claims by governmental entities, including retroactive claims;

•        expropriation or nationalization of property;

•        currency fluctuations (particularly related to declines in the US dollar compared to local currencies);

•        foreign exchange controls;

•        restrictions on the ability for us to hold US dollars or other foreign currencies in offshore bank accounts;

•        import and export regulations;

•        environmental controls;

•        risks of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism; and

•        other risks arising out of foreign sovereignty over the areas in which our exploration activities are conducted.

During 2006, the government of Bolivia took steps toward the nationalization of its oil and gas industry by unilaterally increasing taxes payable by private owners of oil and gas properties. In 2007 the government effectively increased corporate taxes on mining companies from 25% to 37.5% of profits. More recently, the government has proposed sweeping changes in the mining law concerning the amount of mining rights private companies may own, and the potential for the Bolivian government to effectively become a carried 50% partner in mining operations. These political and legal uncertainties could have an adverse effect upon our projects in Bolivia. We have significantly reduced our activities in Bolivia, while monitoring this situation. Our capitalized costs in Bolivia are approximately $25,000 as of December 31, 2010 and December 31, 2009.

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

In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by DHI-US to MH-LLC were subject to a security interest granted to Augusta Resource Corporation ("Augusta") related to Ely's acquisition of the Mt. Hamilton properties. Pursuant to the Limited Liability Company Operating Agreement of MH-LLC, as part of our earn-in, we agreed to make payments of $3,750,000, with $1,250,000 of that in cash to DHI-US and $2,500,000 of that in the form of private placement investments in Ely common stock, all to provide Ely with the funds necessary for Ely to make the loan payments due to Augusta. Failure to make any of the payments or investments necessary to provide Ely with funds to make the required payments due to Augusta may result in the loss of all of our interest in the Mt. Hamilton project.

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

Our operations are significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. Currency exchange rates relative to the United States dollar can affect the cost of doing business in a foreign country in United States dollar terms, which is our functional currency. Consequently, the cost of conducting exploration in the countries where we operate, accounted for in United States dollars, can fluctuate based upon changes in currency exchange rates and may be higher than we anticipate in terms of United States dollars because of a decrease in the relative strength of the United States dollar to currencies of the countries where we operate. We currently do not hedge against currency fluctuations. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

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

We are not currently involved in mining development or operating activities at any of our properties located outside of the United States. In order to realize a profit from these mineral interests we either have to: (1) sell such properties outright at a profit; (2) form a joint venture for the project with a larger mining company with greater resources, both technical and financial, to further develop and/or operate the project at a profit; (3) develop and operate such projects at a profit on our own; or 4) create and retain a royalty interest in a property with a third-party that agrees to advance the property toward development and mining . However, we have never developed a mineral property. In the future, if our exploration activities show sufficient promise in one of our foreign projects, we may either look to form a joint venture with another mining company to develop and or operate the project, or sell the property outright and retain partial ownership or a retained royalty based on the success of such project. Therefore, in the future, our results may become subject to the additional risks associated with development and production of mining projects in general.

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

Failure to comply with the United States Foreign Corrupt Practices Act (FCPA) could subject us to penalties and other adverse consequences.

As a Colorado corporation, we are subject to the FCPA and similar worldwide anti-bribery laws, which generally prohibits United States companies and their intermediaries from engaging in bribery or other improper payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with our company, are not subject to U.S. laws and regulations, including the FCPA, and therefore our exploration, development, production and mine closure activities are subject to the disadvantage of competing against companies from countries that are not subject to these prohibitions.

  In addition, we could be adversely affected by violations of the FCPA and similar anti-bribery laws in other jurisdictions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the in the countries outside of the United States in which we operate. Our mineral properties are located in countries that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws, however, we cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices or we are found to be liable for FCPA violations, we could suffer severe criminal or civil penalties or other sanctions and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2011, we sold 3,400,000 shares of our common stock in the Offering and on May 9, 2011 we sold an additional 510,000 shares at $2.50 per share, upon the exercise of the underwriter’s option to cover over-allotments. There were no net proceeds from the Offering during the three months ended March 31, 2011. During the three months ended March 31, 2011, we incurred indirect costs related to legal, accounting and other costs related to the Offering of $61,000 which have been deferred and are included in other assets as of March 31, 2011. None of these costs were paid to officers, directors or their associates, to persons holding ten percent or more of any class of our equity securities or to our affiliates. Roth Capital Partners was the sole underwriter of the Offering. The Offering was made pursuant to a universal shelf registration statement on Form S-3 previously filed with the SEC on March 18, 2011, which was declared effective on March 29, 2011 (File Number 333-172929). A prospectus supplement relating to the Offering has been filed with the SEC and is available on the SEC's website located at www.sec.gov.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number Description

3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

May 12, 2011 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith