Form 10-Q
period 2011-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2011-11-07
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2011

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

 There were 34,204,958 shares of $0.01 par value common stock outstanding as of November 1, 2011.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,320	$478
Investments in marketable equity securities, at fair value	2,527	5,214
Prepaid expenses and other	561	421
Total current assets	6,408	6,113

Mineral properties, net	8,883	6,153
Investments in marketable equity securities, at fair value	10,836	14,557
Equity method investment	1,782	2,276
Other assets	325	509
Total assets	$28,234	$29,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$710	$630
Short-term margin loan	2,000	2,823
Current portion long-term debt	714	481
Deferred income taxes	951	1,945
Other	124	100
Total current liabilities	4,499	5,979

Long-term debt, net of discount	2,036	2,604
Deferred income taxes	3,123	4,474
Stock option liability	—	2,775
Commitments and contingencies
Shareholders’ Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (34,194,958 and 29,750,242, respectively, shares issued and outstanding at September 30, 2011and December 31, 2010)	342	297
Additional paid-in capital	48,826	36,799
Accumulated deficit	(37,920)	(36,996)
Accumulated other comprehensive income	7,758	11,786
Total Solitario shareholders’ equity	19,006	11,886
Noncontrolling interest	(90)	1,890
Contra-noncontrolling interest	(340)	—
Total shareholders’ equity	18,576	13,776
Total liabilities and shareholders’ equity	$28,234	$29,608

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Property and joint venture revenue
Joint venture property payments	$200	$200	$200	$200
Costs, expenses and other:
Exploration expense	1,724	584	3,486	2,312
Depreciation and amortization	13	12	34	56
General and administrative	625	592	2,270	2,152
Loss (Gain) on derivative instruments	193	66	122	(52)
Interest expense	63	—	223	—
Asset write downs	—	16	—	55
Interest and dividend income	(61)	(35)	(118)	(88)
Gain on sale of assets	—	—	—	(22)
Total costs, expenses and other	2,557	1,235	6,017	4,413
Other Income
Gain on sale of marketable equity securities	—	—	1,870	553
Gain on deconsolidation of PBM subsidiary	—	724	—	724
Net loss of equity method investment	(113)	(52)	(494)	(52)
Total other income (loss)	(113)	672	1,376	1,225
Loss before income taxes	(2,470)	(363)	(4,441)	(2,988)
Income tax benefit	569	341	476	634
Net loss	(1,901)	(22)	(3,965)	(2,354)
Less net loss attributable to noncontrolling interest	995	29	2,049	164
Net (loss) income attributable to Solitario shareholders	$(906)	$7	$(1,916)	$(2,190)
(Loss) income per common share attributable to Solitario shareholders:
Basic and diluted	$(0.03)	$0.00	$(0.06)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	34,163	29,750	32,336	29,750

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2011	2010
Operating activities:
Net loss	$(1,916)	$(2,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	122	(52)
Depreciation and amortization	34	56
Loss on equity method investment	494	52
Employee stock option expense	523	851
Asset write down	—	55
Non-controlling interest	(2,049)	(164)
Deferred income tax benefit	(476)	(634)
Amortization of discount on long-term debt	165	—
Gain on asset and equity security sales	(1,870)	(575)
Gain on deconsolidation of PBM subsidiary	—	(724)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(168)	3
Accounts payable and other current liabilities	110	(470)
Net cash used in operating activities	(5,031)	(3,792)

Investing activities:
Additions to mineral properties	(1,730)	(11)
Additions to other assets	(116)	(7)
Investment in marketable equity securities	—	(178)
Proceeds from sale of marketable equity securities	1,964	730
Sale of (purchase) of derivative instruments	57	(65)
Cash decrease from deconsolidation of PBM subsidiary	—	(1,083)
Proceeds from sale of other assets	—	22
Net cash provided (used) by investing activities	175	(592)

Financing activities:
Short-term borrowing	1,075	1,500
Repayment of short-term borrowing	(1,926)	—
Repayment of long-term debt	(500)	—
Proceeds from common stock offering, net	8,937	—
Noncontrolling interest contribution	80	1,496
Proceeds on exercise of options	232	—
Payment to noncontrolling investor	(200)	—
Net cash provided by financing activities	7,698	2,996

Net increase (decrease) in cash and cash equivalents	2,842	(1,388)
Cash and cash equivalents, beginning of period	478	1,946
Cash and cash equivalents, end of period	$3,320	$558

Supplemental disclosure of non-cash activities:
Reclassification of stock option liability to additional paid-in-capital	$1,240	$—
Reclassification of stock option liability to accumulated deficit, net of deferred taxes of $543	$992	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

Solitario Exploration & Royalty Corp. (“Solitario”) is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. In August 2010, Solitario signed a Letter of Intent to earn up to an 80% interest in the Mt. Hamilton project located in Nevada from Ely Gold & Minerals, Inc. (“Ely”). Solitario has been working on the exploration and potential development of the Mt. Hamilton project. However, Solitario has never developed a mineral property. Solitario is exploring on other mineral properties that may be developed in the future by Solitario or through a joint venture. Solitario has been actively involved in mineral exploration since 1993. At September 30, 2011, Solitario's mineral properties are located in the United States, Mexico, Brazil, Bolivia and Peru. Solitario was incorporated in the state of Colorado on November 15, 1984.

The accompanying interim condensed consolidated financial statements of Solitario for the nine months ended September 30, 2011 and 2010 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2011.

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

Recent developments

Equity financing

On April 13, 2011, Solitario sold 3,400,000 shares of its common stock in an underwritten public offering at a price to the public of $2.50 per share. In connection with the underwritten public offering, on May 9, 2011, the underwriter exercised its option to purchase an additional 510,000 shares at $2.50 per share to cover over-allotments. The total number of shares sold in the public offering and the over-allotment were 3,910,000 shares (the “Offering”) for net proceeds of $8,937,000 after underwriter’s commission of six percent and offering costs. The Offering was made pursuant to a shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2011, which was declared effective on March 29, 2011. A prospectus supplement relating to the Offering has been filed with the SEC and is available on the SEC's website located at www.sec.gov.

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

Investment in Ely and the Mt. Hamilton joint venture

On August 26, 2010, Solitario signed a Letter of Intent (“LOI”) with Ely to make certain equity investments into Ely and to joint venture Ely’s Mt. Hamilton gold project, which was wholly-owned by DHI-Minerals (US) Ltd. (“DHI-US”), an indirect wholly-owned subsidiary of Ely. On August 26, 2010 and October 19, 2010, Solitario made private placement investments of Cdn$250,000 each in Ely securities. Solitario received a total of 3,333,333 shares of Ely common stock and warrants to purchase a total of 1,666,667 shares of Ely common stock (the “Ely Warrants”) for an exercise price of Cdn$0.25 per share, which expire two years from the date of purchase. The private placements were pursuant to the LOI. On November 12, 2010 Solitario made an initial contribution of $300,000 for a 10% membership interest in, upon the formation of, Mt. Hamilton LLC (“MH-LLC”) which was formed in December 2010. The terms of the joint venture are set forth in the Limited Liability Company Operating Agreement of MH-LLC between Solitario and DHI-US (the “MH Agreement”). MH-LLC owns 100% of the Mt. Hamilton Gold project. Pursuant to the MH Agreement, Solitario may earn up to an 80% interest in MH-LLC, and indirectly, the Mt. Hamilton project, by completing various staged commitments. See a more complete discussion of Ely and MH-LLC in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. During the three and nine months ended September 30, 2011, Solitario made cash payments of $100,000 and $200,000, respectively, and issued 25,000 and 50,000 shares of common stock, respectively, valued at $50,000 and $140,000, respectively to DHI-US as part of its earn-in to MH-LLC. These payments were recorded as contra-noncontrolling interest account in the equity section of the condensed consolidated balance sheet.

Royalty buy-down

On May 17, 2011, MH-LLC and Solitario entered into an agreement with an underlying royalty holder on its Mt. Hamilton property whereby Solitario delivered, for the benefit of MH-LLC, 344,116 shares of its common stock, with a fair market value of $1,000,000 based upon a 20-day weighted average quoted stock price, and $1,520,000 of cash, to reduce the future net smelter royalty (the “Royalty Buy-down”) from a maximum royalty of 8% to a maximum royalty of 6%. MH-LLC retains its existing right to further reduce the net smelter royalty at Mt. Hamilton by an additional 5%, to an ultimate royalty of 1%, as further discussed in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. As part of the Royalty Buy-down transaction, Solitario agreed to loan to DHI-US, the non-controlling member of MH-LLC, $504,000 for DHI-US’s mutually agreed 20% share of the total purchase price contributed by Solitario to MH-LLC to fund the Royalty Buy-down. This loan is unsecured; bears interest at 6% per annum and the loan and any accrued interest thereon will only be repaid from 80% of DHI-US share of distributions from MH-LLC, if any. Solitario has recorded the loan of $504,000 as an offset to DHI-US’s non-controlling interest in MH-LLC, as the loan represents a claim on DHI-US’s share of the future distributions from MH-LLC. During the three and nine months ended September 30, 2011, Solitario accrued $7,000 and $11,000, respectively, of interest on the $504,000 loan as an offset to DHI-US’s noncontrolling interest in the equity section of the consolidated balance sheet.

Kinross common stock

Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at September 30, 2011, which consists of 855,000 shares of Kinross common stock. As of September 30, 2011, none of these shares are subject to the Kinross Collar, discussed below under "Derivative instruments." Solitario did not sell any shares of Kinross during the three months ended September 30, 2011 or the three months ended September 30, 2010. During nine months ended September 30, 2011 Solitario sold 125,000 shares of Kinross for net proceeds of $1,964,000 and recorded a gain on sale of $1,870,000, respectively. Solitario sold 40,000 shares of Kinross common shares during the nine months ended September 30, 2010 for net proceeds of $730,000 and recorded a gain on sale of $553,000. As of November 1, 2011, we own 855,000 shares of Kinross, which have a value of approximately $12.3 million based upon the market price of $14,36 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario's liquidity and capital resources.

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

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and nine months ended September 30, 2011 Solitario recorded $174,000 and $523,000 of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

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

There were no new options granted during the three and nine months ended September 30, 2011. Solitario granted 2,065,000 options on May 5, 2010, with a grant fair value of $2,449,000 based upon a Black Scholes option pricing model resulting in a weighted average fair value of $1.19 per share. During the three and nine months ended September 30, 2011, options for 32,500 and 140,600 shares, respectively, were exercised at prices between Cdn$1.55 and Cdn$2.40 per share for cash proceeds of $51,000 and $232,000. No options were exercised during the three and nine months ended September 30, 2010.

The following table summarizes the activity for stock options outstanding under the 2006 Plan as of September 30, 2011, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:

	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	2,584,000	$2.23
Granted	—
Exercised	(140,600)	$1.55
Forfeited	—
Outstanding at September 30, 2011	2,443,400	$2.27	3.5	$71,000
Exercisable at September 30, 2011	1,281,500	$2.23	3.4	$47,000

(1)The intrinsic value at September 30, 2011 based upon the quoted market price of Cdn$1.79 per share for our common stock on the TSX and an exchange ratio of 0.96818 Canadian dollars per United States dollar.

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

Earnings per share

The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2011 and 2010. Potentially dilutive shares are related to outstanding common stock options of 2,443,400 and 2,584,000 during the three and nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Derivative instruments

Ely Warrants

In connection with the equity investment in Ely on August 30, 2010, Solitario acquired warrants to purchase 833,333 shares of Ely common stock at Cdn$0.25 per share for a period of two years. On October 19, 2010, Solitario acquired warrants to purchase an additional 833,333 shares of common stock at Cdn$0.25 per share for a period of two years from that date. In accordance with ASC 815, at December 31, 2010 Solitario did not classify the warrants acquired on October 19, 2010 as derivative instruments until January 18, 2011, or 31 days prior to the underlying shares being readily convertible to cash. Prior to that time, any gains and losses on those warrants were recorded in other comprehensive income. On January 18, 2011, Solitario transferred an unrecognized gain on derivative instrument of $114,000 for the warrants acquired on October 19, 2010 to gain on derivative instrument. In addition, as of September 30, 2011 Solitario has recorded $96,000 for the fair value of the 1,666,666 warrants received from Ely as a long-term asset. Solitario has recorded total unrealized loss on derivative instrument in the statement of operations for the net loss related to the Ely warrants of $229,000 and $156,000, respectively, for the three and nine months ended September 30, 2011.

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

Solitario had not designated the Kinross Collar as a hedging instrument as described in ASC 815 Derivatives and Hedging and any changes in the fair market value of the Kinross Collar are recognized in the statement of operations in the period of the change. As of September 30, 2011 and December 31, 2010, Solitario recorded no value and $2,000, respectively, for the fair market value of the Kinross Collar in other current assets. Solitario recorded an unrealized loss of $2,000 during the nine months ended September 30, 2011. Solitario recorded an unrealized loss of $66,000 for the three months ended September 30, 2010 and an unrealized gain of $10,000 for the nine months ending September 30, 2010 in gain on derivative instrument for the change in the fair market value of the Kinross Collar.

International Lithium Corp.

In May 2011 TNR Gold Corp. (“TNR”) completed a spin-out of a new entity, International Lithium Corp. (“ILC”). Solitario owned 1,000,000 shares of TNR at the time of the spin-out and received 250,000 shares of ILC and warrants to acquire 250,000 shares of ILC (the “ILC Warrants”) at a price of Cdn$0.375 per share. During the three and nine months ended September 30, 2011 Solitario recorded a gain on derivative instruments of $3,000 on its ILC warrants.

Covered Call Options

On September 8, 2011, Solitario sold a covered call option covering 65,000 shares of Kinross with a strike price of $21.00 expiring on February 18, 2012 (the “Feb 12 Kinross Call”) for $57,000. Solitario recorded a gain on derivative instrument of $33,000 during the three and nine months ended September 30, 2011 for the change in the fair value of the Feb 12 Kinross Call.

On November 13, 2009, Solitario sold a covered call option covering 40,000 shares of Kinross with a strike price of $22.00 expiring on May 22, 2010 (the “May 10 Kinross Call”) for $76,000. Solitario recorded a gain on derivative instrument of $42,000 during the nine months ended September 30, 2010 for the change in the fair value of the May 10 Kinross Call.

Solitario has not designated its covered calls as hedging instruments as described in ASC 815 and any changes in the fair market value of its covered calls are recognized in the statement of operations in the period of the change.

The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010:

(thousands)	Derivative Instruments
	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments under ASC 815
Feb 12 Kinross Call	Current liabilities	$24	$—
Ely warrants	Long-term other assets	96	366
ILC warrants	Long-term other assets	5	—
Kinross Collar	Current assets	—	2

The following amounts are included in gain on derivative instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

(thousands)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Derivatives not designated as hedging instruments under ASC 815	Gain(loss)	Gain(loss)	Gain(loss)	Gain(loss)
Feb 12 Kinross Call	$33	$—	$33	$—
Ely warrants	(229)	—	(156)	—
ILC warrants	3	—	3	—
Kinross Collar	—	(66)	(2)	10
May10 Kinross Call	—	—	—	42
Total derivatives	$(193)	$(66)	$(122)	$52

Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. Ely warrants are carried at their estimated fair value based on a Black-Scholes option pricing model and the ILC warrants are carried at their estimated fair value. The long-term debt associated with MH-LLC approximates its estimated fair value based upon the discounted present value of the future payments using an estimated discount rate.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the nine months ended September 30, 2011, Solitario reclassified its investment in 1,666,666 shares Ely common shares, which were subject to a hold period as of December 31, 2010 from Level 2 to Level 1 as the shares were no longer subject to a hold period as of September 30, 2011. During the nine months ended September 30, 2010 there was no reclassification in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2011:

(thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$13,363	$—	$—	$13,363
Other assets – ILC warrants	—	5	—	5
Other assets – Ely warrants	—	96	—	96
Liabilities
Other current liabilities Feb 12 KGC call	24	—	—	24

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010:

(thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$18,771	—	—	$18,771
Marketable equity securities - Ely common stock	500	500	—	1,000
Kinross Collar derivative instrument	—	2	—	2
Other assets – Ely warrants	—	366	—	366

Items measured at fair value on a recurring basis:

Marketable equity securities: At September 30, 2011 the fair value of Solitario’s investment in Kinross, TNR and Ely marketable equity securities are based upon quoted market prices and are classified as Level 1 inputs. At December 31, 2010, the fair value of Solitario’s investment in Ely common stock, subject to a hold period, which expired in January 2011 for the shares of Ely common stock from the October 19, 2010 Ely investment, are based upon quoted market prices, which Solitario did not adjust for the hold period due to the short remaining time period of the hold. However, these are classified as Level 2 inputs as of December 31, 2010 due to the restriction. The remaining marketable equity securities are classified as Level 1 inputs at December 31, 2010.

Ely and ILC warrants: The Ely warrants are not traded on any public exchange. Solitario determines the fair value of the Ely warrants using a Black-Scholes pricing model, using inputs, including share price, volatility of Ely common stock and discount rates that include an assessment of performance risk, that are readily available from public markets and for the hold period discussed above, therefore they are classified as Level 2 inputs as of September 30, 2011 and December 31, 2010. The ILC warrants are not traded on a public exchange. Solitario estimates the value of the ILC warrants and has classified these as a Level 2 Input as of September 30, 2011.

Kinross Collar: The Kinross Collar between Solitario and UBS is a contractual hedge that is not traded on any public exchange. Solitario determines the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock, volatility of Kinross common stock price that are readily available from public markets, and discount rates that include an assessment of performance risk, therefore, it is classified as Level 2 inputs. See Derivative instruments above.

February 12 KGC call: The Feb 12 KGC call is traded on a public exchange and as a result Solitario has classified these calls as a Level 1 input.

During the three and nine months ended September 30, 2011, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $13,363,000 and $19,771,000, respectively, and cost of $991,000 and $1,087,000, respectively, at September 30, 2011 and December 31, 2010. Solitario has accumulated other comprehensive income for unrealized holding gains of $12,373,000 and $18,684,000, respectively, net of deferred taxes of $4,615,000 and $6,969,000, respectively, at September 30, 2011 and December 31, 2010 related to our marketable equity securities. Solitario did not sell any shares of Kinross during the three months ended September 30, 2011. Solitario sold 125,000 shares of Kinross stock during the nine months ended September 30, 2011 for proceeds of $1,964,000 and recorded a gain on sale of $1,870,000. Solitario has classified $2,527,000 and $5,214,000, respectively, of marketable equity securities as current, as of September 30, 2011 and December 31, 2010, which represents Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year.

          The following table represents changes in marketable equity securities.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Marketable equity securities acquired, cost	—	178	—	178
Gross cash proceeds	$—	$—	$1,964	$730
Cost	—	—	94	177
Gross gain on sale included in earnings during the period	—	—	1,870	553
Deferred taxes on gross gain on sale included in earnings	—	—	(698)	(206)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	—	—	(1,172)	(347)

Unrealized holding gain (loss) arising during the period included in other comprehensive income, net of tax of $517 and $1,699 for the three and nine months ended September 30, 2011 and $811 and $294 for the three and nine months ended September 30, 2010	(868)	1,153	(2,856)	284

Revenue Recognition

Solitario records delay rental payments as revenue in the period received. Solitario received delay rental payments of $200,000 from Votorantim on its Bongará project during the three and nine months ended September 30, 2011 and 2010. Solitario received $749,000 and $1,496,000, respectively of deferred noncontrolling shareholder payments from Anglo Platinum Limited (“Anglo) during the three and nine months ended September 30, 2010. As a result of Anglo earning a 51% interest in the Pedra Branca Mineracao subsidiary, during the three ended September 30, 2010, Solitario reclassified its balance of $2,782,000 of deferred non-controlling shareholder payments as $1,594,000 to Anglo’s interest in PBM and $1,188,000 to additional paid-in capital for Solitario’s disproportionate share of the deferred non-controlling shareholder payments. Accordingly, Solitario deconsolidated PBM, during the three months ended September 30, 2010. See an additional discussion in Note 11 to the consolidated financial statements, “Deconsolidation of PBM” of Solitario’s Annual Report on Form 10-10 for the year ended December 31, 2010. Any payments received for the sale of property interests are recorded as a reduction of the related property’s capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue.

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

2.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Geologic and field expenses	$623	$504	$1,231	$1,984
Administrative	76	80	210	328
Mt. Hamilton exploration	1,025	—	2,045	—
Total exploration costs	$1,724	$584	$3,486	$2,312

3.       Short term debt

During the nine months ended September 30, 2011, Solitario had received certain short-term margin loans from RBC Capital Markets, LLC ("RBC"), using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. On April 16, 2011, Solitario repaid $1,915,000, the entire balance of its short-term margin loan with RBC, including $10,000 of accrued interest, with proceeds from the Offering. At September 30, 2011, Solitario has no remaining short-term margin loan with RBC. During the nine months ended September 30, 2011, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. Interest expense related to the RBC short term margin loans for the nine months ended September 30, 2011 was $21,000.

As of September 30, 2011, Solitario borrowed $2,000,000 from UBS Bank, USA ("UBS Bank") pursuant to a credit line agreement between Solitario and UBS Bank secured by 540,000 of Solitario’s Kinross shares held by UBS. As of September 30, 2011, Solitario recorded accrued unpaid interest of $4,000 on the secured line of credit included in accounts payable. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.22% as of September 30, 2011. The average base rate was approximately 2.5% for both the three and nine months ended September 30, 2011. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. At September 30, 2011, the equity value in Solitario's UBS brokerage account was 75%. Solitario recorded interest expense related to the UBS credit line of $13,000 and $36,000, respectively, for the three and nine months ended September 30, 2011.

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

          During the nine months ended September 30, 2011, Solitario made a $500,000 payment of principal on the long-term debt to DHI-US, which in turn was paid to Augusta. During the three and nine months ended September 30, 2011, Solitario recorded $51,000 and $165,000, respectively, for accretion of interest expense related to MH-LLC long-term debt due to Augusta. As of September 30, 2011 the outstanding long-term debt balance was $2,750,000, of which Solitario has recorded $714,000 as current for the discounted fair value of the $750,000 payment due to Augusta on June 1, 2012.

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

Primarily as a result of increases in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $4,074,000 and $6,419,000 at September 30, 2011 and December 31, 2010.

          During the three and nine months ended September 30, 2011, Solitario recorded deferred tax benefit of $569,000 and $476,000, respectively. During the three months ended September 30 2011, Solitario recorded deferred tax benefit of $517,000 to other comprehensive income related to net unrealized losses of $1,385,000 on marketable equity securities. During the nine months ended September 30, 2011, Solitario recorded a deferred tax benefit of $1,699,000 related to net unrealized losses of $4,528,000 on marketable equity securities. In addition, on January 1, 2011, Solitario recorded deferred tax expense of $543,000 to retained earnings related to the prospective adjustment of $1,535,000 to retained earnings for the change in accounting principle upon the adoption of ASU 2010-13 discussed in Note 1 above. During the three and nine months ended September 30, 2010, Solitario recorded deferred tax benefit of $341,000 and $634,000, respectively, in the statement of operations. Solitario recorded a deferred tax expense during the three and nine months ended September 30, 2010 of $811,000 and $294,000, respectively, to other comprehensive income related to net unrealized gains of $1,964,000 and $578,000, respectively, on marketable equity securities.

6. Stockholders' Equity, comprehensive loss and noncontrolling interest

          The following provides a reconciliation of the beginning and ending balances of Solitario Shareholders' equity, comprehensive loss and noncontrolling interest for the three and nine months ended September 30, 2011 and 2010.

For the three and nine months ended September 30, 2011

	Solitario Shareholders’ Equity
(in thousands, except					Accumulated	Total		Contra
Share amounts)			Additional		Other	Solitario	Non-	Non-	Total
	Common Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2010	29,750,242	$297	$36,799	$(36,996)	$11,786	$11,886	$1,890	$—	$13,776

Change in accounting principle	—	—	1,240	—	—	1,240	—	—	1,240
Change in accounting principle, net of deferred tax of $543	—	—	—	992	—	992	—	—	992
Issuance of shares on exercise of stock options	18,100	—	36	—	—	36	—	—	36
Issuance of shares to noncontrolling shareholder for future earn-in	25,000	1	89	—	—	90	—	(90)	—
Payment in cash to noncontrolling shareholder for future earn-in	—	—	—	—	—	—	—	(100)	(100)
Stock option expense			174			174	—	—	174
Noncontrolling interest contribution	—	—	—	—	—	—	80	—	80
Comprehensive income:
Net loss	—	—	—	(161)	—	(161)	(533)	—	(694)
Net unrealized loss on marketable equity securities (net of tax of $1,811)	—	—	—	—	(3,043)	(3,043)	—	—	(3,043)
Comprehensive loss	—	—	—	—	—	(3,204)	(533)	—	(3,737)
Balance at March 31, 2011	29,793,342	$298	$38,338	$(36,165)	$8,743	$11,214	$1,437	$(190)	$12,461

Issuance of shares for cash in public Offering, net of issuance costs of $838	3,910,000	39	8,898			8,937			8,937
Issuance of shares on exercise of stock options	90,000	1	144	—	—	145	—	—	145
Issuance of shares for Royalty buy- down	344,116	3	997			1,000			1,000
Stock option expense			175			175	—	—	175
Accrued interest on advance to noncontrolling interest	—	—	—	—	—	—	(4)	—	(4)
Comprehensive income:
Net loss	—	—	—	(849)	—	(849)	(521)	—	(1,370)
Net unrealized loss on marketable equity securities (net of tax of $69)	—	—	—	—	(116)	(116)	—	—	(116)
Comprehensive loss	—	—	—	—	—	(965)	(521)	—	(1,486)
Balance at June 30, 2011	34,137,458	$341	$48,552	$(37,014)	$8,627	$20,506	$912	$(190)	$21,228

Issuance of shares on exercise of stock options	32,500	1	50	—	—	51	—	—	51
Issuance of shares to noncontrolling shareholder for future earn-in	25,000	—	50	—	—	50	—	(50)	—
Payment in cash to noncontrolling shareholder for future earn-in	—	—	—	—	—	—	—	(100)	(100)
Stock option expense			174			174	—	—	174
Accrued interest on advance to noncontrolling interest	—	—	—	—	—	—	(8)	—	(8)
Comprehensive income:
Net loss	—	—	—	(906)	—	(906)	(994)	—	(1,900)
Net unrealized loss on marketable equity securities (net of tax of $517)	—	—	—	—	(869)	(869)	—	—	(869)
Comprehensive loss	—	—	—	—	—	(1,775)	(994)	—	(2,769)
Balance at September 30, 2011	34,194,958	$342	$48,826	$(37,920)	$7,758	$19,006	$(90)	$(340)	$18,576

For the three and nine months ended September 30, 2010

	Solitario Shareholders’ Equity
(in thousands, except					Accumulated	Total		Contra
Share amounts)			Additional		Other	Solitario	Non-	Non-	Total
	Common Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2009	29,750,242	$297	$35,611	$(32,930)	$11,722	$14,700	$414	$—	$15,114

Comprehensive income:
Net loss	—	—	—	(905)		(905)	(70)	—	(975)
Net unrealized loss on marketable Equity securities (net of tax of $528)	—	—	—	—	(888)	(888)	—	—	(888)
Comprehensive loss	—	—	—	—	—	(1,793)	(70)	—	(1,863)
Balance at March 31, 2010	29,750,242	$297	$35,611	$(33,835)	$10,834	$12,907	$344	$—	$13,251
Comprehensive income:
Net loss	—	—	—	(1,292)		(1,292)	(64)	—	(1,356)
Net unrealized loss on marketable Equity securities (net of tax of $195)	—	—	—	—	(328)	(328)	—	—	(328)
Comprehensive loss	—	—	—	—	—	(1,620)	(64)	—	(1,684)
Balance at June 30, 2010	29,750,242	$297	$35,611	$(35,127)	$10,506	$11,287	$280	$—	$11,567

Noncontrolling interest equity Contribution	—	—	1,188	—	—	1,188	1,594	—	2,782
Deconsolidation of PBM Subsidiary	—	—	—	—	—	—	(1,844)	—	(1,844)
Comprehensive income:
Net income	—	—	—	7		7	(30)	—	(23)
Net unrealized loss on marketable Equity securities (net of tax of $811)	—	—	—	—	1,154	1,154	—	—	1,154
Comprehensive loss	—	—	—	—	—	(1,161)	(30)	—	1,131
Balance at September 30, 2010	29,750,242	$297	$36,799	$(35,120)	$11,660	$13,636	$—	$—	$13,636

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

(a) Business Overview and Summary

We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We acquire and hold a portfolio of exploration properties for future sale, joint venture, or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us or through a joint venture, and we currently intend to develop the Mt. Hamilton project, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty. At September 30, 2011 we had 12 exploration properties in the United States, Mexico, Brazil, Bolivia and Peru and two royalty properties in Peru and one royalty property in Brazil. We are conducting exploration activities in all of those countries.

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

Investment in Ely and the Mt. Hamilton joint venture

On August 26, 2010, we signed a Letter of Intent (“LOI”) with Ely Gold & Minerals, Inc., (“Ely”) to make certain equity investments into Ely and to joint venture Ely’s Mt. Hamilton gold project, which was wholly-owned by DHI-Minerals (US) Ltd. (“DHI-US”). DHI-US is an indirect wholly-owned subsidiary of Ely. The LOI and the joint venture terms and equity investments, described below were subject to the approval (the “Approval”) by Ely shareholders and regulatory approval from the TSX Venture Exchange (“TSXV”), which was received on October 18, 2010. Pursuant to the LOI, on August 26, 2010 and October 19, 2010, we made private placements of Cdn$250,000 each in Ely. The terms of the joint venture are set forth in the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (“MH-LLC”) between us and DHI-US (the “MH Agreement”). Pursuant to the MH Agreement, we may earn up to an 80% interest in MH-LLC by completing various staged commitments. See a more complete discussion of Ely and MH-LLC in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. During the three and nine months ended September 30, 2011, we made cash payments of $100,000 and $200,000, respectively, and issued 25,000 and 50,000 shares of common stock, respectively, valued at $50,000 and $140,000, respectively to DHI-US as part of its earn-in to MH-LLC. These payments were recorded as contra-noncontrolling interest account in the equity section of the condensed consolidated balance sheet.

Royalty buy-down

On May 17, 2011, we entered into an agreement, along with our subsidiary MH-LLC, with an underlying royalty holder on our Mt. Hamilton property whereby we delivered, for the benefit of MH-LLC, 344,116 shares of our common stock, with a fair market value of $1,000,000 based upon a 20-day weighted average quoted stock price, and $1,520,000 of cash, to reduce the future net smelter royalty (the “Royalty Buy-down”) from a maximum royalty of 8% to a maximum royalty of 6%. MH-LLC retains its existing right to further reduce the net smelter royalty at Mt. Hamilton by an additional 5%, to an ultimate royalty of 1%, as further discussed in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. As part of the Royalty Buy-down transaction, we agreed to loan $504,000 to DHI-US, the non-controlling member of MH-LLC, for its mutually agreed 20% of the total purchase price contributed by us to MH-LLC to fund the Royalty Buy-down. This loan is unsecured; bears interest at 6% per annum and the loan and any accrued interest thereon will only be repaid from 80% of DHI-US share of distributions from MH-LLC, if any. We have recorded the loan of $504,000 as an offset to DHI-US’s non-controlling interest in MH-LLC, as the loan represents a claim on DHI-US’s share of the future distributions from MH-LLC. During the three and nine months ended September 30, 2011, we accrued $7,000 and $11,000, respectively, of interest on the $504,000 loan as an offset to DHI-US’s minority interest in the equity section of our consolidated balance sheet.

Investment in Kinross

We have a significant investment in Kinross at September 30, 2011, which consists of 855,000 shares of Kinross common stock. We did not sell any Kinross shares during the three months ended September 30, 2011. During the nine months ended September 30, 2011 we sold 125,000 shares of Kinross for net proceeds of $1,964,000 and recorded a gain on sale of $1,870,000. During the three and nine months ended September 30, 2010, we sold 40,000 shares of Kinross for net proceeds of $730,000 and recorded a gain on sale of $553,000. On April 12, 2011, the final tranche of the Kinross Collar due on that date expired, and 100,000 shares under the Kinross Collar were released. The Kinross Collar has expired as of that date and no shares are subject to the Kinross Collar. No shares were delivered to UBS under the Kinross Collar and no cash was paid or received upon termination of the Kinross Collar. As of November 1, 2011, we own 855,000 shares of Kinross, which have a value of approximately $12.3 million based upon the market price of $14.36 per Kinross share. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Mineral property

During the three and nine months ended September 30, 2011, we capitalized a total of $50,000 and $210,000, respectively, related to the acquisition of certain leases located near the Mt. Hamilton project, owned by MH-LLC. In addition, we capitalized $2,520,000 for the Royalty Buy-down discussed above. All exploration costs on our properties, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

(c) Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

          We had a net loss of $906,000 or $0.03 per basic and diluted share for the three months ended September 30, 2011 compared to net income of $7,000 or $0.00 per basic and diluted share for the three months ended September 30, 2010. As explained in more detail below, the primary reason for the loss in the three months ended September 30, 2011 compared to the income in the same period of 2010 was (i) an increase in our exploration expense to $1,724,000 during the three months ended September 30, 2011 primarily related to our Mt. Hamilton Project, compared to exploration expense of $584,000 during the same period of 2010; (ii) the recording of a gain of $724,000 on the deconsolidation of PBM during 2010, (iii) an increase in the net loss on our equity method investment in Pedra Branca Mineracao, Ltd. (“PBM”), which was deconsolidated in July 2010 and (iv) an increase in general and administrative expense to $625,000 during the three months ended September 30, 2011 compared to general and administrative expense of $592,000 during the three months ended September 30, 2010. These increases to our net loss were partially offset by an increase in our deferred tax benefit to

$569,000 during the three months ended September 30, 2011 compared to $341,000 in the same period of 2010. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $1,724,000 during the third quarter of 2011 compared to $584,000 in the third quarter of 2010. During the three months ended September 30, 2011 we spent $1,025,000 for exploration at our Mt. Hamilton project. The work at Mt. Hamilton was in connection with the preparation of a feasibility report, and included drilling, permitting and engineering work. We anticipate completing a feasibility report prior to the end of 2011. See additional discussion under “Liquidity and Capital Resources,” below. The remaining spending at our Brazil, Peru and Mexican exploration projects was increased to $699,000 during the three months ended September 30, 2011 compared to $584,000 during the three months ended September 30, 2010. The increase in expenditures during the quarter ended September 30, 2011 was primarily the result of a drilling program at our Cerro Azul project in Peru, and there was no similar drilling program during the comparable period of 2010. Our remaining activities were primarily related to reconnaissance exploration during the three months ending September 30, 2011 of $362,000 compared to $300,000 during the three months ended September 30, 2010. The price of an ounce of gold has been trading upward during 2010 and 2011, and has traded between approximately $1,900 and $1,598 during the three months ended September 30, 2011, including a record high of over $1,900 per ounce, compared to an average price of approximately $1,224 per ounce of gold for 2010. This has caused us to increase our focus on the Mt. Hamilton project and to selectively increase our exploration efforts to capitalize on the recent increase in commodity prices. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2011 and have increased our 2011 full-year exploration expenditure budget, including the Mt. Hamilton to approximately $6,383,000. This budget includes approximately $3,286,000 for exploration and feasibility work at our Mt Hamilton project, for which we also have budgeted approximately an additional $1,267,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2011.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Project Name	2011	2010	2011	2010
Mt. Hamilton	$1,025	$—	$2045	$—
Pedra Branca, net	(10)	76	(45)	407
Cerro Azul	313	75	348	82
Mercurio	25	1	32	33
Espanola	5	—	24	16
La Promessa	3	—	16	40
Cajatambo	—	46	7	339
Excelsior	—	17	3	40
Pachuca	—	41	2	75
Bongará	1	2	1	3
La Noria	—	—	—	139
Palmira	—	1	—	165
Atico	—	—	—	20
Paria Cruz	—	15	—	26
Chonta	—	—	—	2
Norcan	—	5	—	5
Newmont Strategic Alliance	—	—	—	1
Triunfo	—	5	—	6
Reconnaissance	362	300	1,053	913
Total exploration expense	$1,724	$584	$3,486	$2,312

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI-US currently owns a 90% interest in MH-LLC, we recorded a noncontrolling interest credit of $995,000 for DHI-US’s share of the losses at MH-LLC during the three months ended September 30, 2011. During the three months ended September 30, 2010, we recorded a noncontrolling interest credit of $29,000 for Anglo Platinum Ltd. share of the losses of PBM during that period, prior to the deconsolidation of PBM. See Note 11, to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

As a result of the deconsolidation of PBM, discussed above, we now record our investment in PBM under the equity method and have recorded $113,000 as net loss of equity method investment for our share of the losses of PBM during the three months ended September 30, 2011. During the three months ended September 30, 2010 we recorded a loss of $52,000 for our share of losses at PBM, since the date of the deconsolidation, July 21, 2010. The increased loss was as a result of our accounting for losses at PBM for the full period of the three months ended September 30, 2011 and as a result of increased exploration activity at PBM in the three months ended September 30, 2011 compared to the same period of 2010.

General and administrative costs, excluding stock option compensation costs discussed below, were $451,000 during the third quarter of 2011 compared to $386,000 in the third quarter of 2010. A major portion of the increase in costs related to salaries and benefits which increased to $264,000 in the three months ended September 30, 2011 compared to $238,000 in the third quarter of 2010, our legal and accounting expenditures, which increased to $92,000 in the three months ended September 30, 2011, as a result of activities related to Mt. Hamilton and corporate regulatory activities, compared to $78,000 in the same period of 2010. In addition, our travel and shareholder relation costs increased to $47,000 during the three months ended September 30, 2011 compared to $32,000 in the same period of 2010 as a result of additional efforts to inform the investment community of our recent acquisition of the Mt. Hamilton project. We anticipate our full year general and administrative costs will be increased during 2011 compared to 2010 primarily as a result of additional regulatory costs and additional travel and shareholder relations costs.

We account for our employee stock options under the provisions of ASC 718. Beginning January 1, 2011, we recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the grant date fair value of each of its outstanding options. During the three months ended September 30, 2011 Solitario recorded $174,000 of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. Prior to January 1, 2011, Solitario recorded a stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by the percentage vested on the measurement date. During the three months ended September 30, 2010, Solitario recognized $206,000 in stock option compensation expense. See “Employee stock compensation plans” in Note 1 to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements” above.

We did not sell any shares of Kinross during the three months ended September 30, 2011 or 2010. Partially as a result of the availability of funds from the Offering, discussed above, we have estimated we will sell approximately 171,000 shares of Kinross over the next year for anticipated proceeds of approximately $2,527,000, which are recorded as a current asset. See also "Liquidity and Capital Resources," below.

During the three months ended September 30, 2011, depreciation and amortization expense was $13,000 compared to $12,000 in the third quarter of 2010. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2011 as compared to 2010.

During the third quarter of 2011, we recorded interest and dividend income of $61,000, compared to $35,000 in the same period of 2010. The increase was primarily related to the increased cash balances we had as a result of investing a portion of the net proceeds of the Offering. We anticipate our dividend income will be reduced in the full year of 2011 compared to 2010 as we continue to liquidate our holdings of Kinross. See also “Liquidity and Capital Resources,” below.

We recorded a loss on derivative instruments during the three months ended September 30, 2011 of $193,000 compared to a loss of $66,000 during the three months ended September 30, 2010 primarily as a result of a decrease in the value of our Ely warrants, received in the acquisition of MH-LLC, discussed above under recent developments and in Note 1 to the unaudited condensed consolidated financial statements above. The change in value of these warrants during the three months ended September 30, 2011was $229,000, and has been determined using a Black-Scholes model. The primary reason for the decrease in the value of these warrants was a decrease in the price of the underlying Ely stock during the three months ended September 30, 2011 to Cdn$0.20 compared to Cdn$0.34 as of June 30, 2011. Partially offsetting this decrease during the three months ended September 30, 2011 was a gain on derivative instrument from the Feb 12 KGC call of $33,000. We sold the call in September of 2011 for net cash proceeds of $57,000. We anticipate our future gain or loss on derivative instruments will continue to be primarily affected by the volatility of the underlying securities.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2011, we recorded no property impairments. During the three months ended September 30, 2010 we recorded mineral property write-downs of $16,000 related to our Santiago project based upon the exploration sampling and other testing performed on the property.

We recorded a deferred tax benefit of $569,000 during the three months ended September 30, 2011 compared to a deferred tax benefit of $341,000 during the same period of 2010. The tax benefit during 2011 is primarily related to the tax deductible expenditures at Mt. Hamilton incurred during the three months ended September 30, 2011. In addition the deferred tax benefit was increased as a result of the increase in United States general and administrative costs during the three months ended September 30, 2011 compared to the same period in 2010. As a result of the Offering, discussed above, we anticipate we will not have currently payable income taxes during 2011 as we will utilize a portion of the proceeds from the Offering for ongoing exploration expenditures and anticipate we will be able to limit the sales of Kinross for the remainder of the year so that the gain on sale from those sales will be less than our anticipated 2011 United States tax deductible expenditures. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

          We had a net loss of $1,916,000 or $0.06 per basic and diluted share for the nine months ended September 30, 2011 compared to a loss of $2,190,000 or $0.07 per basic and diluted share for the nine months ended September 30, 2010. As explained in more detail below, the primary reason for the decrease in the loss in the nine months ended September 30, 2011 compared to the loss in the same period of 2010 was an increase in the gain on sale of marketable equity securities to $1,870,000 during the nine months ended September 30, 2011 compared to a gain on sale of $553,000 during the comparable period of 2010 and an increase in the net loss attributable to noncontrolling interest of $2,049,000 during the nine months ended September 30, 2011 compared to $164,000 in the same period of 2010. These items were partially offset by an increase in exploration expense and an increase in general and administrative expense during the three months ended September 30, 2011 compared to the same period in the prior year. Each of these items is discussed in more detail below.

Our net exploration expense increased to $3,486,000 during the first nine months of 2011 compared to $2,312,000 in the first nine months of 2010. During the nine months ended September 30, 2011 we spent $2,045,000 for exploration at our Mt. Hamilton project. The remaining spending at our Brazil, Peru and Mexican exploration projects was reduced to $1,441,000 during the nine months ended September 30, 2011 compared to $2,312,000 during the nine months September 30, 2010. Prior to its deconsolidation, we were consolidating our Pedra Branca Mineracao, Ltd, (“PBM”) subsidiary and included $407,000 of net exploration expenditures on our Pedra Branca project during the nine months ended September 30, 2010. In July 2010, we deconsolidated PBM upon our joint venture partner earning a majority interest in PBM as discussed in Note 11 to our consolidated financial statements in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. As a result of no longer consolidating PBM, our consolidated exploration expense for the nine months ended September 30, 2011 related to Pedra Branca consists of a credit for management fees of $45,000 we earned from PBM during the period. Our exploration during 2011 included a drilling program at our Cerro Auzul project. Our remaining activities were primarily related to reconnaissance exploration during the nine months ending September 30, 2011 of $1,053,000 compared to $913,000 during the nine months ended September 30,

2010. As discussed above, with the increase in the price of an ounce of gold, we have increased our focus on the Mt. Hamilton project in 2011, and reduced our emphasis on exploration of certain other projects in South America. However, we expect our South American expenditures will be relatively higher in the second half of 2011, as certain drilling projects planned for the first part of 2011 have been delayed to the second half of 2011. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, and perform exploration activities in Latin America during 2011 more in line with our 2011 full-year budget.

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI-US currently owns a 90% interest in MH-LLC, we recorded a noncontrolling interest credit of $2,049,000 for DHI-US’s share of the losses at MH-LLC during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we recorded a noncontrolling interest credit of $164,000 for Anglo Platinum Ltd’s. 30% share of the losses of PBM during that period, prior to the deconsolidation of PBM. See Note 11, to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

General and administrative costs, excluding stock option compensation costs discussed below, were $1,747,000 during the first nine months of 2011 compared to $1,301,000 in the first nine months of 2010. The major portion of the increase in costs related to an increase in salaries and benefit expense during the first nine months of 2011 to $1,023,000 compared to salaries and benefit expense of $736,000 in the same period of 2010 partially as a result of the payment of $214,000 of bonuses in 2011 and no similar payments in 2010. In addition, our legal and accounting expenditures increased to $251,000 in the first nine months of 2011 compared to $179,000 in the same period of 2010 primarily related to new costs related to the Mt. Hamilton project and to certain costs associated with regulatory activities incurred during 2011. Finally our travel and shareholder relation costs increased to $345,000 during the nine months ended September 30, 2011 compared to $260,000 in the same period of 2010 as a result of additional efforts to inform the investment community of our recent acquisition of the Mt. Hamilton project. We anticipate our full year general and administrative costs will be increased during 2011 compared to 2010 primarily as a result of increased activities related to Mt. Hamilton and regulatory and investor relations-related costs.

We account for our employee stock options under the provisions of ASC 718. Beginning January 1, 2011, we recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the grant date fair value of each of its outstanding options. During the nine months ended September 30, 2011 Solitario recorded $523,000 of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. Prior to January 1, 2011, Solitario recorded a stock option liability for the vested fair value of each option grant on the measurement date by multiplying the estimated fair value determined using the Black-Scholes model by a vesting percentage, of 25% vesting from the grant date plus a portion of the remaining 75% recognized over three years on a straight line basis. During the nine months ended September 30, 2010, Solitario recognized $851,000 in stock option compensation expense. See “Employee stock compensation plans” in Note 1 to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements” above.

During the nine months ended September 30, 2011 we sold 125,000 shares of Kinross for net proceeds of $1,964,000 and recorded a gain on sale of $1,870,000. During the nine months ended September 30, 2010 we sold 40,000 shares of Kinross for net proceeds of $730,000 and recorded a gain on sale of $553,000. See also "Liquidity and Capital Resources," below.

During the nine months ended September 30, 2011, depreciation and amortization expense was $34,000 compared to $56,000 in the nine months ended September 30, 2010. We do not expect a significant change in our depreciation and amortization costs during the remainder of 2011 as compared to 2010.

During the nine months ended September 30, 2011, we recorded interest and dividend income of $118,000 compared to interest and dividend income of $88,000 during the same period in 2010. This income is primarily related to the dividends on our Kinross common stock, as well as interest earned on cash balances remaining from the Offering. We anticipate this income will be increased during the full year of 2011 compared to 2010 as a result of increased interest income from the Offering. We anticipate we will continue to liquidate a portion of our holdings of Kinross over the next year, which will reduce our future dividend income. See also “Liquidity and Capital Resources,” below.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the nine months ended September 30, 2011, we recorded no property impairments. During the nine months ended September 30, 2010 we recorded mineral property write-downs of $55,000 related to our Santiago property, discussed above and our Cajatambo, La Noria and Palmira projects based upon our evaluation of drilling and exploration work during 2009 and 2010 on these three properties.

We recorded a deferred tax benefit of $476,000 during the first nine months of 2011 compared to a deferred tax benefit of $634,000 during the first nine months of 2010. The reduction in deferred tax benefit is primarily related to reduced United States deferred tax loss during the nine months ended September 30, 2011 related to an increase in the gain on sale on marketable equity securities to $1,870,000 from the sale of 125,000 shares of Kinross common stock during the nine months ended September 30, 2011 compared to a gain of $553,000 from the sale of 40,000 shares of Kinross common stock in the same period of 2010. This reduction in United States taxable loss was partially offset by an increase in United States administrative expenses, discussed above, and by the tax deductible portion of Mt. Hamilton exploration expenses incurred during the nine months ended September 30, 2011 that may be used to currently offset United States income. As a result of the Offering, discussed above, we anticipate we will not have currently payable income taxes during 2011 as we will utilize a portion of the proceeds from the Offering for ongoing exploration expenditures and anticipate we will be able to limit the sales of Kinross for the remainder of the year so that the gain on sale from those sales will be less than our anticipated 2011 United States tax deductible expenditures. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Equity financing

On April 13, 2011, we sold 3,400,000 shares of our common stock in the Offering and on May 9, 2011 we sold an additional 510,000 shares at $2.50 per share, upon the exercise of the underwriter’s option to cover over-allotments. The net proceeds from the Offering were $8,937,000 after the underwriter’s commission of six percent and offering costs. We used the proceeds from the Offering to repay $1,915,000 of short-term margin loans, including interest, to RBC, discussed below. We also used $1,520,000 of the proceeds for the purchase of the Royalty Buy-down discussed above. In addition, we intend to use the remaining proceeds from the Offering to pay ongoing exploration costs at our Mt. Hamilton project, mineral property acquisitions and for general corporate needs. As a result of the Offering, we anticipate we will reduce the number of shares of Kinross we would otherwise sell to fund our ongoing exploration activities and we do not anticipate we will incur any additional short-term margin debt during the remainder of 2011.

Short term debt

As of September 30, 2011, we have borrowed $2,000,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between us and UBS Bank and have accrued $4,000 of unpaid interest on this debt. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.24% as of September 30, 2011. As of September 30, 2011, we have repaid all short-term margin loans previously borrowed from RBC Capital Markets, LLC ("RBC") and have no loan balance with RBC. Interest expense related to the line of credit to UBS Bank and to the RBC short-term margin loans for the three and nine months ended September 30, 2011 was $13,000 and $58,000, respectively.

 We have used short-term debt as an alternative source of capital to selling our Kinross stock. As a result of the Offering, we do not anticipate we will be borrowing any additional money under short term margin loans for the remainder of 2011. However we will borrow money using short term margin loans as necessary, if our funding needs change, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2011. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada.

We anticipate proceeds from the Offering, from the sale of shares of Kinross common stock and from any loans against our investment in Kinross stock will provide adequate funds for our operations through the end of 2012. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. Our maximum amount of short-term borrowing was $3,920,000, including accrued interest, during the nine months ended September 30, 2011. Our average short term borrowing during the nine months ended September 30, 2011 was $2,614,000.

Long-term debt

In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by DHI-US to MH-LLC are subject to a security interest granted to Augusta to secure a debt obligation related to Ely's acquisition of the Mt. Hamilton project. Pursuant to the MH Agreement, as part of our earn-in, as of September 30, 2011, we have agreed to make remaining payments totaling $3,250,000, of which $750,000 are to be paid in cash to DHI-US and of which $2,500,000 are to be in the form of private placement investments in Ely common stock, detailed below, all to provide Ely with the funds necessary for Ely to make the loan payments due to Augusta, which loan payment obligations are secured by the mining claims currently owned by MH-LLC. Failure to make any of the payments or investments necessary to provide Ely with the funds necessary for Ely to make the required payments due to Augusta may result in the loss of all of our interest in the Mt. Hamilton project. The payments due to Augusta are non-interest bearing. Accordingly, upon the contribution of the mineral properties by DHI-US to MH-LLC, MH-LLC recorded $3,066,000 for the discounted fair value of the payments due to Augusta, discounted at 7.5%, which was based on our estimated cost of similar credit as of the formation of MH-LLC. During the nine months ended September 30, 2011, we paid $500,000 to DHI-US, which was paid to Augusta on the long-term debt. As of September 30, 2011, we have recorded $2,750,000 for the Augusta debt obligation, of which $714,000 is recorded in current liability for the payment due on this loan in June of 2012. During the three and nine months ended September 30, 2011, Solitario recorded $51,000 and $165,000, respectively for accretion of interest expense related to MH-LLC long-term debt due to Augusta.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2011 and December 31, 2010, we owned 855,000 and 980,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $12,637,000 and $18,581,000 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, 65,000 of our 855,000 Kinross common shares are subject to the Feb 12 KGC call, discussed above. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $18.72 per share to a low of $14.27 per share during the nine months ended September 30, 2011.

In addition we own other marketable equity securities with a fair value of $726,000 and $1,190,000 as of September 30, 2011 and December 31, 2010, respectively. We own 1,000,000 shares of TNR that are classified as marketable equity securities available for sale and are recorded at their fair market value of $53,000 as of September 30, 2011 and we own 250,000 shares of ILC that are classified as marketable equity securities available for sale and are recorded at their fair market value of $28,000 as of September 30, 2011. During 2010 we acquired 3,333,333 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair market value at September 30, 2011 of $645,000.

At September 30, 2011 and December 31, 2010, we have classified $2,527,000 and $5,214,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three and nine months ended September

30, 2011, we recorded a net loss in other comprehensive income for changes in our marketable equity securities of $1,386,000 and $6,425,000, respectively, less related deferred tax expense of $517,000 and 2,396,000, respectively.

Ely Warrants

We also acquired Ely warrants for 1,666,666 shares that have an exercise price of Cdn$0.25 per share and are recorded at their fair value of $96,000 and $366,000, respectively, as of September 30, 2011 and December 31, 2010, as determined using a Black Scholes-option pricing model. As of September 30, 2011, these warrants are classified as derivative instruments in other assets. During the three and nine months ended September 30, 2011 we recorded an unrealized loss on derivative instruments of $229,000 and $157,000, respectively, related to these warrants in the statement of operations.

Mt. Hamilton feasibility study

We anticipate receiving a bankable feasibility study related to our Mt. Hamilton project prior to the end of 2011. Pursuant to the MH Agreement, upon completion of a bankable feasibility study, we shall be deemed to have earned an 80% interest in MH-LLC, however any expenditure or payment required pursuant to the MH-Agreement required to earn the 80% interest in MH-LLC, which would have been required to complete the 80% earn-in shall continue to be funded solely by Solitario in accordance with the schedule required by the MH Agreement (the “Continuing Payment Obligations”). Per the MH Agreement, no Continuing Payment Obligations to be paid will be accelerated upon completion of a bankable feasibility study, however all such Continuing Payment Obligations will be required to be paid, at the time such payments are originally due per the MH Agreement. Failure to make any of the Continuing Payment Obligations shall be deemed to be a failure to complete the earn-in of our 80% and, if such payments are not made, our percentage interest shall be reduced per the MH-Agreement. See a more complete discussion of Ely and MH-LLC in Note 12 to the consolidated financial statements, “Ely Gold investment and the Mt. Hamilton Joint Venture” in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010. The development of the Mt. Hamilton project will require additional funds beyond what we currently have available. The development will also be dependent on the receipt of all required regulatory and environmental permits, which we cannot predict that we will receive, on a timely basis, if at all. We will need to utilize additional debt financing, equity financing in addition to our existing cash and future sales of Kinross stock for the development of Mt. Hamilton. Although we do not anticipate such development will commence during the next twelve months, we cannot provide assurance that such funds will be available, when needed or on favorable terms, if at all.

Kinross call option

On September 8, 2011, we sold a covered call option covering 65,000 shares of Kinross with a strike price of $21.00 expiring on February 18, 2012 (the “Feb 12 Kinross Call”) for $57,000. We recorded a gain on derivative instrument of $33,000 during the three and nine months ended September 30, 2011 for the change in the fair value of the Feb 12 Kinross Call.

Working Capital

We had working capital of $1,909,000 at September 30, 2011 compared to working capital of $134,000 as of December 31, 2010. Our working capital at September 30, 2011 consists primarily of our cash and cash equivalents and the current portion of our marketable equity securities of $2,527,000, less our accounts payable of $710,000, our short-term margin loans of $2,000,000, our current deferred income taxes of $951,000 related to our planned sales of Kinross common stock during the next year and the current portion of our long-term debt of $714,000.

We intend to utilize the proceeds from the Offering and from the liquidation of a portion of our Kinross shares to fund our operations over the next year. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. We have budgeted the anticipated sale of 171,000 shares of Kinross stock during the next year for assumed proceeds of $2,527,000. Any funds received from the sale of our Kinross shares or from the Offering would be used primarily to fund exploration and development on our existing properties, for the acquisition and exploration of new properties and general working capital.

Cash and cash equivalents were $3,320,000 as of September 30, 2011 compared to $478,000 at December 31, 2010. As of September 30, 2011, our cash balances along with our investment in marketable equity securities are considered adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

During the three and nine months ended September 30, 2011, options for 32,500 and 140,600 shares, respectively, were exercised from the 2006 Plan for net proceeds of $51,000 and $232,000, respectively. None of our outstanding options from the 2006 Plan expire during 2011. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2011. The activity for stock options outstanding under the 2006 Plan as of September 30, 2011 and 2010 can be found in Note 1, "Employee stock compensation plans" to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements”above.

(e) Cash Flows

Net cash used in operations during the nine months ended September 30, 2011 increased to $5,031,000 compared to $3,792,000 for the nine months ended September 30, 2010 primarily as a result of the added exploration effort at our Mt. Hamilton project and an increase in our general and administrative costs, discussed above. These increases in use of cash were partially offset by a decrease in exploration expense at our other South American operations during the nine months ended September 30, 2011. Based upon projected expenditures in our 2011 budget, we anticipate an increased use of funds from operations through the remainder of 2011 compared to 2010. See “Results of Operations” discussed above for further explanation of some of these variances.

We provided $175,000 in cash from investing activities during the nine months ended September 30, 2011 compared to using $592,000 in cash from investing activities during the nine months ended September 30, 2010. The increased in cash provided was primarily related to the increase in proceeds related to the sale of 125,000 shares of Kinross during the nine months of 2011 for net proceeds of $1,964,000 during the first nine months of 2011 compared to proceeds of $730,000 during the first nine months of 2010, which was partially offset by the cash portion of the purchase of the Royalty Buy-down of $1,520,000 during the first nine months of 2011 of which there was no similar transaction during 2010. We anticipate continued sales of shares of Kinross during the remainder of 2011, albeit at a slower pace, as a result of the ability to use funds from the Offering, discussed above under “Liquidity and Capital Resources.”

Net cash provided from financing activities for the nine months ended September 30, 2011was $7,698,000 primarily related to the net proceeds from the Offering of $8,937,000. . These proceeds were partially offset by the net repayment of short-term debt of $1,926,000, the reduction in non-controlling interest contributions to $80,000 during 2011 compared to $1,496,000 during 2010and the payment of $500,000 principal on the Augusta long-term debt. We anticipate the cash provided from financing activities will be the significant source of our funds for 2011 as a result of the Offering, discussed above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of September 30, 2011 and December 31, 2010 we have no off-balance sheet obligations.

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

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of completing certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our competitive position. For the three and nine months ended September 30, 2011 and 2010, we have not capitalized any costs related to environmental control facilities. We anticipate that any potential development activities will increase our environmental expenditures in the event we begin mining development activities, including building a mine, building and operating an open pit, an ore processing plant and leach pads and other similar activities. These mining development activities are dependent on, among other things, receiving a positive feasibility study, receiving required permits and obtaining necessary financing, none of which are currently in place for any of our projects. Accordingly, we do not expect any of these additional environmental expenditures within the next year.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information in Item 303(a)(5) of Regulation S-K.

(h) Joint Ventures, Royalty and the Strategic Alliance Properties

Mt Hamilton

Our focus for 2011 is completion of a bankable feasibility study and a plan of operations that will be filed with the US Department of Agriculture - Forest Service. Feasibility field work began in November 2010 and consisted of feasibility-level geotechnical, metallurgical, and hydro-geologic drilling, and a limited amount of drilling to provide additional resource information. An eleven-hole, 6,250-foot core drilling program was completed in January 2011. Auger drilling was completed in July 2011 for the proposed leach pad area for geotechnical design purposes. We completed additional drilling in October 2011 to provide additional geologic information needed for completion of the design and engineering work in the feasibility study. We also began additional metallurgical testing during 2011 to test several areas within the Centennial gold deposit. Heap and waste rock geochemical characterization was completed during the third quarter of 2011. During the remainder of 2011, we intend to continue our feasibility level economic evaluation utilizing an independent engineering firm and will continue until the feasibility study is completed. We have budgeted approximately $4,553,000 for exploration, planned development, land and earn-in payments for 2011 at Mt. Hamilton.

Bongará

The Bongará project is an advanced-stage project in which we are exploring for primarily zinc, with lesser amounts of lead and silver. Our joint venture partner, Votorantim Metais ("Votorantim"), is funding and managing all work conducted on the project. During 2011, Votorantim will continue road construction to the project area, tunneling to access the San Jorge zone of the Florida Canyon deposit, metallurgical testing, and other pre-feasibility activities in preparation for completing a pre-feasibility report in 2012. Drilling to further define mineralization will also be conducted from both the surface and underground workings. The planned road construction will ultimately consist of approximately 23 kilometers of new road alignment to the deposit when all required permits and permissions are in place. To date, access to the deposit has occurred via helicopter and foot-trails. Permitting and social development activities with surrounding communities will also continue throughout 2011. See the discussion of the Framework Agreement in our Annual Report on Form 10-K for the year ended December 31, 2010.

Pedra Branca

The Pedra Branca project is an advanced-stage project in which PBM is exploring for platinum and palladium in Brazil. Our joint venture partner, Anglo Platinum ("Anglo"), currently owns 51% of PBM and is funding, through PBM, all work conducted on the project. We deconsolidated PBM during 2010 and will record our share of any exploration expense as our equity interest in the gains and losses of PBM against our investment in PBM. As part of the Shareholders Agreement with Anglo, we entered into a Services Agreement with Anglo whereby we receive a 5% management fee for operating the project based upon total expenditures. PBM completed its planned 25-hole, 2,000-meter core drilling program in April 2011. In August of 2011, Anglo funded $1,500,000 to PBM for the remainder of the 2011 and the 2012 exploration programs. Anglo is planning to fund, through PBM, a detailed, property-wide helicopter-borne magnetic survey and geologic re-logging of drill core. These activities will be carried out during the remainder of 2011 and through the first half of 2012.

Pachuca Real

On April 28, 2010, we signed a definitive venture agreement with Compania De Minas Buenaventura S.A.A. ("Buenaventura") on our Pachuca Real silver-gold project in central Mexico. The Pachuca Real project (the "Pachuca Project") encompasses approximately 31,300 hectares of mineral rights in and around the Pachuca silver-gold mining district. Through our joint venture partner, Buenaventura, we are exploring for silver and gold on the early-staged Pachuca Real project in central Mexico. Buenaventura has the right to terminate the agreement at anytime following an initial 18-month work commitment. Buenaventura initiated a drilling program in the first quarter of 2011 and plans to continue drilling during the remainder of the year. We are expecting to receive drilling results from Buenaventura during the fourth quarter of 2011.

Newmont Alliance

On January 18, 2005, we signed a Strategic Alliance Agreement (the "Alliance Agreement") with Newmont Overseas Exploration Limited (“Newmont”), to explore for gold in South America (the "Strategic Alliance"). As of September 30, 2011, we have four property positions which fall within the currently defined Strategic Alliance areas and are subject to the provisions of the Newmont Alliance. These are the La Promesa, Paria Cruz, Excelsior and Cerro Azul properties. Our budget for 2011 includes funds for planned exploration on these properties including permitting, surface sampling, geophysical and geotechnical work. We began a drilling program during the third quarter of 2011 at our Cerro Azul project and expect to complete drilling during the fourth quarter of 2011. See the discussion of the Alliance Agreement in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(i) Wholly-owned Exploration Properties

We budgeted approximately $538,000 for exploration for the fourth quarter of 2011 on our wholly owned projects, our Newmont Strategic Alliance projects, and reconnaissance exploration activities for 2011. No additional drilling has been budgeted for the fourth quarter of 2011. Our planned activities include mapping, sampling, geophysical and geochemical analysis. Our actual full year expenditures may be different than our budgeted amounts. Our wholly owned projects include Triunfo and Espanola in Bolivia, Atico in Peru and Norcan in Mexico.

(j) Discontinued Projects

During the nine months ended September 30, 2011 we did not abandon any projects. During the nine months ended September 30, 2010 we abandoned our Santiago, Cajatambo, La Noria and Palmira projects and recorded a mineral property write-down of $55,000.

(k) Critical Accounting Estimates

          Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. With the exception of the adoption of ASU 2010-13, discussed above under “Recent Developments,” during the nine months ended September 30, 2011 we have not modified any of our existing accounting estimates and policies nor adopted any additional accounting policies.

(l) Related Party Transactions

As of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, we have no related party transactions or balances.

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

Item 4. Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2011, we sold 3,400,000 shares of our common stock in the Offering and on May 9, 2011 we sold an additional 510,000 shares at $2.50 per share, upon the exercise of the underwriter’s option to cover over-allotments, for an aggregate offering price of $9,775,000. During the nine months ended September 30, 2011, in addition to a commission of 6% totaling $587,000, we incurred indirect costs related to legal, accounting and other costs related to the Offering of $251,000, all of which have been charged to additional paid-in-capital, in arriving at the net proceeds from the offering of $8,937,000 as of September 30, 2011. None of these costs were paid to officers, directors or their associates, to persons holding ten percent or more of any class of our equity securities or to our affiliates. Roth Capital Partners was the sole underwriter of the Offering. The Offering was made pursuant to a universal shelf registration statement on Form S-3 previously filed with the SEC on March 18, 2011, which was declared effective on March 29, 2011 (File Number 333-172929). A prospectus supplement relating to the Offering has been filed with the SEC and is available on the SEC's website located at www.sec.gov.

The proceeds, from the date of the Offering (including the proceeds from the over allotment) through September 30, 2011 were used for the following:

Repayment of short-term borrowing	$1,915,000
Purchase of Royalty Buy-down	1,520,000
Exploration expenses at Mt. Hamilton	1,676,000
Other exploration and general working capital *	1,564,000
Total use of proceeds	$6,675,000

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

SOLITARIO EXPLORATION & ROYALTY CORP.

November 7, 2011 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Filed herewith