Form 10-Q/A
period 2011-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2011-11-08
CIK 917225

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

                                                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Solitario Exploration & Royalty Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011 (the “Form 10-Q”), is solely to attach Interactive Data files, as required in Exhibit 101.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

November 8, 2011 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1**	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Filed herewith

**	These exhibits were previously included in Solitario Exploration & Royalty Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 7, 2011.