Form 10-Q
period 2012-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2012-05-07
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 34,229,958 shares of $0.01 par value common stock outstanding as of May 7, 2012.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237	$432
Investments in marketable equity securities, at fair value	5,915	4,361
Prepaid expenses and other	315	488
Total current assets	6,467	5,281

Mineral properties, net	9,236	8,901
Investments in marketable equity securities, at fair value	3,006	6,000
Equity method investment	1,544	1,653
Other assets	214	219
Total assets	$20,467	$22,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$373	$482
Short-term margin loan	2,792	2,000
Current portion long-term debt, net of discount	741	727
Deferred income taxes	2,159	1,627
Other	100	100
Total current liabilities	6,165	4,936

Long-term debt, net of discount	2,114	2,075
Deferred income taxes	—	1,170

Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (34,229,958 and 34,204,958, respectively, shares issued and outstanding at March 31, 2012 and December 31, 2011)	342	342
Additional paid-in capital	46,247	49,015
Accumulated deficit	(40,051)	(39,381)
Accumulated other comprehensive income	4,988	5,877
Total Solitario shareholders’ equity	11,526	15,853
Noncontrolling interest	662	(1,640)
Contra-noncontrolling interest	—	(340)
Total shareholders’ equity	12,188	13,873
Total liabilities and shareholders’ equity	$20,467	$22,054

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S dollars except per share amounts)	Three months ended March 31,
	2012	2011
Costs, expenses and other:
Exploration expense	$524	$841
Depreciation and amortization	14	11
General and administrative	671	956
Gain on derivative instruments	(66)	(54)
Interest expense	68	92
Interest and dividend income	(8)	(50)
Gain on sale of assets	(9)	—
Total costs, expenses and other	1,194	1,796
Other Income
Gain on sale of marketable equity securities	332	1,568
Net loss of equity method investment	(109)	(221)
Total other income	223	1,347
Loss before income taxes	(971)	(449)
Income tax benefit (expense)	109	(245)
Net loss	(862)	(694)
Less net loss attributable to non-controlling interest	192	533
Net loss attributable to Solitario shareholders	$(670)	$(161)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	34,216	29,769

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2012	2011
Net loss for the period, before comprehensive loss	$(862)	$(694)
Unrealized loss on marketable equity securities, net of deferred taxes of $529 and $1,811	(889)	(3,043)
Comprehensive loss	$(1,751)	$(3,737)

Comprehensive loss attributable to Solitario shareholders	$(1,559)	$(3,204)
Comprehensive loss attributable to noncontrolling interests	(192)	(533)
Comprehensive loss	$(1,751)	$(3,737)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2012	2011
Operating activities:
Net loss	$(862)	$(694)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(66)	(54)
Depreciation and amortization	14	11
Loss on equity method investment	109	221
Employee stock option expense	174	174
Deferred income tax expense (benefit)	(109)	245
Amortization of discount on long-term debt	53	64
(Gain) on asset and equity security sales	(332)	(1,568)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	239	(26)
Accounts payable and other current liabilities	(111)	(353)
Net cash used in operating activities	(891)	(1,980)

Investing activities:
Additions to mineral properties	(335)	(160)
Additions to other assets	(9)	(107)
Proceeds from sale of marketable equity securities	353	1,648
Net cash provided by investing activities	9	1,381

Financing activities:
Short-term borrowing (net)	787	1,075
Proceeds on exercise of options	—	36
Non-controlling interest contribution	50	80
Repayment of long-term debt	—	(500)
Payment to non-controlling investor	(150)	(100)
Net cash provided by financing activities	687	591

Net decrease in cash and cash equivalents	(195)	(8)
Cash and cash equivalents, beginning of period	432	478
Cash and cash equivalents, end of period	$237	$470

Supplemental disclosure of non-cash activities:
Loan to non controlling interest	$49	$—
Issuance of stock to noncontrolling interest	$41	$—
Transfer of contra-noncontrolling interest to noncontrolling interest upon earn-in	$531	$—
Disproportionate share entry from noncontrolling interest to additional paid-in-capital upon earn-in	$2,983	$—
Reclassification of stock option liability to additional paid-in-capital	$—	$1,240
Reclassification of stock option liability to accumulated deficit, net of deferred taxes of $543	$—	$992

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

           Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company which is developing its Mt. Hamilton project located in Nevada. See “Recent Developments” below. In addition Solitario has a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. In addition to its Mt. Hamilton project, Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. At March 31, 2012, Solitario's mineral properties are located in the United States, Mexico, Brazil, Bolivia and Peru.

          The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2012 and 2011 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2012.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent developments

Mt. Hamilton feasibility study

          In December 2010 Solitario signed the Limited Liability Company Operating Agreement of Mt. Hamilton LLC, (the “MH Agreement”), and formed Mt. Hamilton LLC (“MH-LLC”), the owner of the Mt. Hamilton project. Solitario announced on February 22, 2012 the completion of a feasibility study on its Mt. Hamilton project (the “Feasibility Study”), prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, pursuant to the MH Agreement, Solitario earned an 80% interest in MH-LLC, became a development-stage company (but not a company in the “Development Stage”) and reported mineral reserves at its Mt. Hamilton project. See Note 7, “Mineral Properties” below.

Investment in Kinross

          Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at March 31, 2012, which consists of 820,000 shares of Kinross common stock. During the three months ended March 31, 2012 Solitario sold 30,000 shares of Kinross for net proceeds of $353,000 and recorded a gain on sale of $332,000. Solitario sold 105,000 shares of Kinross for net proceeds of $1,648,000 and recorded a gain on sale of $1,568,000 during the three months ended March 31, 2011. As of March 31, 2012, Solitario has no covered calls or any other derivative arrangements outstanding against its holdings of Kinross shares. As of March 31, 2012, Solitario has borrowed $2,792,000 in margin loans against its holdings of Kinross shares. The short-term margin loans are discussed below under, “Short-term debt.” As of May 4, 2012, Solitario owns 805,000 shares of Kinross common stock which have a value of approximately $6.75million based upon the market price of $8.39 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Employee stock compensation plans

          Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three months ended March 31, 2012 and March 31, 2011, Solitario recorded $174,000 of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

          On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

          There were no new options granted during the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012 no options were exercised. During the three months ended March 31, 2011 options for 18,100 shares were exercised for proceeds of $36,000, with 10,000 of those options exercised at a price of Cdn$1.55 per share and 8,100 shares exercised at a price of Cdn$2.40 per share.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2012 and 2011. Potentially dilutive shares related to outstanding common stock options of 2,433,400 and 2,565,900 during the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Derivative instruments

Ely Warrants

          In connection with the equity investment in Ely during 2010, Solitario acquired warrants to purchase 1,666,666 shares of Ely common stock at Cdn$0.25 per share for a period of two years. Warrants for 833,333 shares expire on August 26, 2012 and the remaining warrants for 833,333 shares expire on October 19, 2012. As of March 31, 2012 and December 31, 2011, Solitario has recorded $139,000 and $73,000, respectively for the fair value of the warrants received from Ely as a current asset. Solitario recorded an unrealized gain on derivative instrument of $66,000 and $56,000, respectively, in the statement of operations for a net gain related to the Ely warrants for the three months ended March 31, 2012 and 2011.

International Lithium Corp.

          In May 2011 TNR Gold Corp. (“TNR”) completed a spin-out of a new entity, International Lithium Corp. (“ILC”). Solitario owned 1,000,000 shares of TNR at the time of the spin-out and received 250,000 shares of ILC and warrants to acquire 250,000 shares of ILC (the “ILC Warrants”) at a price of Cdn$0.375 per share for a period of two years. During the three months ended March 31, 2012, Solitario recorded no unrealized gain or loss on derivative instruments related to its ILC warrants.

Covered Call Options

          From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. As of March 31, 2012 and December 31, 2011, Solitario has no outstanding covered call options.

          Solitario has not designated its covered calls as hedging instruments as described in ASC 815 and any changes in the fair market value of its covered calls are recognized in the statement of operations in the period of the change.

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011:

(in thousands)	Derivative Instruments
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC 815
Ely investment warrants	Other current assets	$ 139	$ 74
ILC warrants	Other current assets	4	4

          The following amounts are included in gain on derivative instruments in the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011:

(in thousands)	March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments under ASC 815	Gain(loss)	Gain(loss)
Ely investment warrants	$ 66	$ 56
Kinross collar	-	(2)
Total derivatives	$ 66	$ 54

Fair Value

          For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate and the Ely Warrants and ILC Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model.

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2012 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories. During the three months ended March 31, 2011, Solitario reclassified its investment in 1,666,666 shares Ely common shares, which were subject to a hold period as of December 31, 2010, from Level 2 to Level 1 as the shares were no longer subject to a hold period as of March 31, 2011.

          The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$8,921	$ -	$ -	$8,921
Other current assets – Ely warrants	-	139	-	139
Other current assets - ILC warrants	-	4	-	4

          The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$10,361	$ -	$ -	$10,361
Other current assets - Ely warrants	-	74	-	74
Other current assets - ILC warrants	-	4	-	4

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations. Solitario had marketable equity securities with fair values of $8,921,000 and $10,361,000 respectively, and cost of $966,000 and $$988,000 respectively, at March 31, 2012 and December 31, 2011. Solitario has accumulated other comprehensive income for unrealized holding gains of $7,955,000 and $9,373,000, respectively, net of deferred taxes of $2,967,000 and $3,496,000, respectively, at March 31, 2012 and December 31, 2011 related to our marketable equity securities. Solitario sold 30,000 shares of Kinross for proceeds of $353,000 and recorded a gain on sale of $332,000 during the three months ended March 31, 2012. Solitario sold 105,000 shares of Kinross stock during the three months ended March 31, 2011 for proceeds of $1,648,000 and recorded a gain on sale of $1,568,000. Solitario has classified $5,915,000 and $4,361,000, respectively, of marketable equity securities as current, as of March 31, 2012 and December 31, 2011, which represents Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year.

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended March 31,
	2012	2011
Gross cash proceeds	$ 353	$ 1,648
Cost	21	80
Gross gain on sale included in earnings during the period	332	1,568
Deferred taxes on gross gain on sale included in earnings	(124)	(585)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(208)	(983)
Unrealized holding loss arising during the period included in other comprehensive income, net of tax of $405 and $1,226.	(681)	(2,060)

Revenue Recognition

          Solitario records delay rental payments as revenue in the period received. Solitario did not receive any delay rental payments during the three months ended March 31, 2012 and 2011, respectively. Any payments received for the sale of property interests are recorded as a reduction of the related property’s capitalized cost. Proceeds which exceed the capitalized cost of the property are recognized as revenue.

Variable interest entity

          Pursuant to the terms of the MH Agreement, Solitario has determined that, prior to earning an 80% interest in MH-LLC as a result of the completion of the Feasibility Study, MH-LLC was a variable interest entity as of December 31, 2011, of which Solitario was the primary beneficiary in accordance with ASC 810. Accordingly, Solitario consolidated MH-LLC in its consolidated financial statements at December 31, 2011 in accordance with ASC 810. Solitario has determined no separate presentation of assets or liabilities was necessary per ASC 810 at December 31, 2011, as MH-LLC does not have any assets that can only be used to settle specific obligations or liabilities for which creditors do not have recourse to Solitario. As discussed in Note 1, as a result of the completion of the Feasibility Study, Solitario earned an 80% interest in MH-LLC on February 22, 2012. MH-LLC will no longer be accounted for as a variable interest entity, but will be subject to the consolidation method of accounting.

2.       Exploration Expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2012	2011
Geologic and field expenses	$237	$ 275
Administrative	118	53
Mt. Hamilton exploration and development	169	513
Total exploration costs	$ 524	$ 841

3.       Short term debt

                    As of March 31, 2012, Solitario borrowed $2,000,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between Solitario and UBS Bank secured by 540,000 of Solitario’s Kinross shares held in Solitario’s UBS brokerage account. As of March 31, 2012, Solitario recorded accrued unpaid interest of $4,000 on the secured line of credit, included in accounts payable. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.25% as of March 31, 2012. The average base rate was approximately 2.54% for the three months ended March 31, 2012. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. At March 31, 2012, the equity value in Solitario's UBS brokerage account was 62%. Solitario recorded interest expense related to the UBS credit line of $13,000 and $11,000 for the three months ended March 31, 2012 and 2011, respectively.

          As of March 31, 2012, Solitario borrowed $792,000, net, from RBC Capital Markets, LLC ("RBC"), in short-term margin loans, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. During the three months ended March 31, 2012, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. The margin loan rate can be modified by RBC at any time. The margin loans are callable by RBC at any time. Per the terms of the margin loans, Solitario is required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. At March 31,

2012 the equity balance in Solitario's account at RBC was 68%. Interest expense related to the short term margin loans for the three months ended March 31, 2012 was $4,000.

4.       Long-term debt

          The following is the schedule of debt payments due Augusta Resources Corporation ("Augusta") as of March 31, 2012 and December 31, 2011:

Payment date	March 31, 2011	December 31, 2011
June 1, 2012	$750,000	750,000
June 1, 2013	750,000	750,000
June 1, 2014	750,000	750,000
June 1, 2015	1,000,000	1,000,000
Unamortized discount	(395,000)	(448,000)
Total	2,855,000	2,802,000
Current portion	741,000	727,000
Long-term debt	$2,114,000	$2,075,000

 During the three months ended March 31, 2012 and 2011, Solitario recorded $53,000 and $64,000, respectively, of interest expense for accretion of the debt discount related to MH-LLC long-term debt due to Augusta. During the three months ended March 31, 2011 Solitario made a payment of $500,000 of principal on the long-term debt to DHI-US, which in turn was paid to Augusta.

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

          Primarily as a result of the built-in-gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $2,159,000 and $2,797,000 at March 31, 2012 and December 31, 2011.

          During the first quarter of 2012, Solitario recorded a $109,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $529,000 to other comprehensive income related to net unrealized losses of $1,418,000 on marketable equity securities. During the first quarter of 2011, Solitario recorded $245,000 deferred tax expense in the statement of operations and recorded a deferred tax benefit of $1,811,000 to other comprehensive income related to net unrealized losses of $4,854,000 on marketable equity securities.

6.          Shareholders’ Equity, comprehensive loss and non-controlling interest

         As a result of the completion of the Feasibility Study discussed above under “Recent developments,” Solitario recorded the earn-in of its 80% interest in MH-LLC by reducing noncontrolling interest by $531,000 for Solitario’s accumulated earn-in payments made to DHI-US recorded in its contra noncontrolling interest account as of February 22, 2012. In addition Solitario recorded a reduction in additional paid-in-capital of $2,983,000 for DHI-US’ proportionate share of its 20% interest in the equity of MH-LLC as of February 22, 2012. The following provides a reconciliation of the beginning and ending balances of Solitario Shareholders' equity, comprehensive loss and non-controlling interest for the three months ended March 31, 2012.

For the three months ended March 31, 2012

(in thousands, except					Accumulated	Total		Contra
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2011	$34,204,958	$342	$49,015	$(39,381)	$5,877	$15,853	$(1, 640)	$(340)	$13,873

Issuance of shares and $150 cash to noncontrolling shareholder for future earn-in	25,000	—	41	—	—	41	—	(191)	(150)
Noncontrolling interest contribution	—	—	—	—	—	—	99	—	99
Loan to noncontrolling interest	—	—	—	—	—	—	(49)	—	(49)
Record reversal of contra noncontrolling interest on earn-in	—	—	—	—	—	—	(531)	531	—
Record interest on advance to noncontrolling interest	—	—	—	—	—	—	(8)	—	(8)
Disproportionate share entry on earn-in	—	—	(2,983)	—	—	(2,983)	2,983	—	—
Stock option expense	—	—	174	—	—	174	—	—	174
Comprehensive income:
Net loss	—	—	—	(670)	—	(670)	(192)	—	(862)
Net unrealized loss on marketable equity securities (net of tax of $529)	—	—	—	—	(889)	(889)	—	—	(889)
Comprehensive loss	—	—	—	—	—	(1,559)	(192)	—	(1,751)
Balance at March 31, 2012	34,229,958	$342	$46,247	$(40,051)	$4,988	$11,526	$662	$—	$12,188

7.          Mineral Properties

Mt. Hamilton

          On February 22, 2012, Solitario announced the completion of the Feasibility Study on its Mt. Hamilton project prepared by SRK. As a result of the completion of the Feasibility Study, Solitario earned an 80% interest in MH-LLC, owner of the Mt. Hamilton project, and intends to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place.

          The MH Agreement provides that if Solitario completes a bankable feasibility study and earns an 80% interest in MH-LLC, as of that date, Solitario will be obligated to make any unpaid payments of cash and stock to DHI-US, any unpaid payments to the underlying royalty holder and, pursuant to the MH Agreement, Solitario will be obligated to make any uncompleted investment Tranches due to Ely by the due dates described above, or will be subject to dilution of its interest in MH-LLC. If Solitario fails to make the required Augusta loan payment of $750,000 due DHI-US in June 2012, or the remaining earn-in payments of $150,000 in cash and 25,000 shares of Solitario stock due DHI-US in August 2012, it will lose its entire interest in MH-LLC. If Solitario fails to make any of the remaining required payments due after 2012, Solitario will be diluted from its current 80% ownership interest, to a 49% interest in MH-LLC and DHI-US will increase its ownership interest to 51%. Furthermore, the MH Agreement provides that all costs for development at Mt. Hamilton after completion of the Feasibility Study will be shared by Solitario and DHI-US pro-rata. However DHI-US has notified Solitario that it has exercised its option of having Solitario contribute DHI-US’ share of costs through commercial completion as a loan, with such loan, plus interest at 8%, being repaid to Solitario from 80% of DHI-US’s share of distributions from MH-LLC. During the three months ended March 31, 2012 Solitario loaned DHI-US $49,000 for its share of costs subsequent to the completion of the Feasibility Study. See also Note 12, “Ely Gold investment and the Mt. Hamilton joint venture” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2011.

          In addition, Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. During the three months ended March 31, 2012 Solitario capitalized $220,000 of development costs at the Mt. Hamilton project.

8.       Segment Reporting

        With the completion of the Feasibility Study on February 22, 2012, Solitario now operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 7, “Mineral properties.” The following summarizes Solitario segment activity for the three months ended March 31, 2012:

(in thousands)	Three months ended March 31, 2012
	Exploration expense	Interest expense	Other	Pre-tax loss	Total assets	Capital expenditures
Mt. Hamilton development and Operations	$ 169	$ 53	$ 12	$ 234	$ 9,277	$ 355
Exploration (1)	355	-	312	667	1,895	-
Corporate and other (2)	-	15	55	70	9,295	9
Consolidated	$ 524	$ 68	$ 379	$ 971	$20,467	$ 364

(1)     Exploration expense includes loss on unconsolidated subsidiary of $109 and Exploration total assets include investment in unconsolidated subsidiary of $1,544.

(2)     Corporate and other includes gain on sale of marketable equity securities of $332 and Corporate and other total assets include investment in marketable equity securities of $8,921

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2011 and 2010, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2011. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

(b) Recent Developments

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

*Reported silver grade is cyanide soluble. ** Some numbers may not add due to rounding

Mineral property

           As a result of the completion of the Feasibility Study we are capitalizing development expenditures on our Mt. Hamilton project. During the three months ended March 31, 2011, we capitalized a total of $220,000 related to development expenditures subsequent to February 22, 2012. In addition during the three months ended March 31, 2012 we capitalized $115,000 related to the acquisition of certain leases located near the Mt. Hamilton project, owned by MH-LLC. All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

(c) Results of Operations

Comparison of the quarter ended March 31, 2012 to the quarter ended March 31, 2011

          We had a net loss of $670,000 or $0.02 per basic and diluted share for the three months ended March 31, 2012 compared to a loss of $161,000 or $0.01 per basic and diluted share for the three months ended March 31, 2011. As explained in more detail below, the primary reason for the increase in the loss in the first three months of 2012 compared to the loss in the first three months of 2011 was a reduction in the gain on sale on marketable equity securities to $332,000 during the three months ended March 31, 2012 from $1,568,000 during the same period of 2011. This was partially offset by a decrease in general and administrative costs, the capitalization of $220,000 of development costs at our Mt. Hamilton project during 2012, a reduction in net loss of our equity method subsidiary and a reduction in the net loss attributable to our noncontrolling interest at Mt. Hamilton. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $524,000 during the first quarter of 2012 compared to $841,000 in the first quarter of 2011. During the first three months of 2012 we incurred $389,000 for exploration and development at our Mt. Hamilton project. As explained above, we are now capitalizing development costs at Mt. Hamilton and during the three months ended March 31, 2012, we capitalized $220,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects was increased to $355,000 during the first three months of 2012 compared to $328,000 in the first three months of 2011. Our other activities were primarily related to reconnaissance exploration during the first three months of 2012 of $329,000 compared to $325,000 during the first three months of 2011. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2012 and our 2012 exploration expenditure budget, excluding Mt. Hamilton is approximately $2,117,000. Our 2012 budget for the Mt. Hamilton project is approximately $1,324,000 in expenditures, of which we anticipate we will capitalize approximately $1,155,000 for the Mt Hamilton project. We also have budgeted approximately $1,675,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2012.

Exploration expense (in thousands) by project for the three months ended March 31, 2012 and 2011 consisted of the following:

	March 31,	March 31,
Project Name	2012	2011
Mt. Hamilton, net of $220 capitalized development costs	$169	$ 513
Pedra Branca, net	(10)	(19)
Espanola	11	14
Jaripo	12	-
Pachuca	7	-
Mercurio	3	5
Norcan	2	-
Triunfo	1	-
La Promessa	-	2
Cerro Azul	-	1
Reconnaissance	329	325
Total exploration expense	$524	$841

          As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI-US currently owns a 20% interest in MH-LLC as of the completion of the Feasibility Study, we recorded a non-controlling interest credit of $192,000 for DHI-US’s share of the losses at MH-LLC during the three months ended March 31, 2012. During the three months ended March 31, 2011, we recorded a non-controlling interest credit of $533,000 for DHI-US’s share of the losses at MH-LLC during that period. See additional explanation in Note 6, “Shareholders’ Equity, comprehensive loss and non-controlling interest” and Note 7, “Mineral properties,” to the unaudited condensed consolidated financial statements above.

          General and administrative costs, excluding stock option compensation costs discussed below, were $497,000 during the first quarter of 2012 compared to $782,000 in the first quarter of 2011. The major portion of the decrease in costs related to a decrease in salaries and benefit expense during the first three months of 2012 to $283,000 compared to salaries and benefit expense of $497,000 in the same period of 2011 as a result of the payment of $214,000 of bonuses in 2011 and no similar payments in 2012. In addition our legal and accounting expenditures decreased to $60,000 in the first three months of 2012 compared to $86,000 in the same period of 2011 primarily as a result of new costs related to the Mt. Hamilton project and to certain costs associated with regulatory activities incurred during 2011. Finally our travel and shareholder relation costs decreased to $117,000 during the first three months of 2012 compared to $156,000 in the same period of 2011 as a result of additional efforts during 2011 to inform the investment community of our recent acquisition of the Mt. Hamilton project. During the three months ended March 31, 2012 and 2011 Solitario recorded $174,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital. We anticipate our full year general and administrative costs will be less during 2012 compared to 2011 primarily as a result of the salary and bonus payments made in the first three months of 2011.

          During the three months ended March 31, 2012 we sold 30,000 shares of Kinross for net proceeds of $353,000 and recorded a gain on sale of $332,000. During the three months ended March 31, 2011 we sold 105,000 shares of Kinross for net proceeds of $1,648,000 and recorded a gain on sale of $1,568,000. We have estimated we will sell approximately 592,000 shares of Kinross over the next year for anticipated proceeds of approximately $5,915,000, which are recorded as a current asset. See also "Liquidity and Capital Resources," below.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2012 and 2011, we recorded no property impairments.

          We recorded a deferred tax benefit of $109,000 during the first quarter of 2012 compared to a deferred tax expense of $245,000 during the first quarter of 2011. The deferred tax expense is primarily related to higher United States deferred taxes related to the gain on sale of $1,568,000 from the sale of 105,000 shares of Kinross common stock during the three months ended March 31, 2011, compared to a gain on sale of marketable equity securities of $332,000 during 2012. Our United States taxable income from these sales is offset by our United States administrative expenses, discussed above, and by the portion of Mt. Hamilton exploration and development expenses incurred during the three months ended March 31, 2012 and 2011that may be used to currently offset United States income. As a result of utilizing short term debt financing and the ability to reduce taxable income from the proceeds of sales of Kinross common stock with a portion of development costs at Mt. Hamilton and United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2012. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Short term debt

          As of March 31, 2012, we have borrowed $2,000,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between us and UBS Bank. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.25% as of March 31, 2012. We recorded $13,000 in interest expense related to the UBS credit line for the three months ended March 31, 2012 compared to $11,000 for the three months ended March 31, 2011.

          As of March 31, 2012, we have borrowed $792,000, net, from RBC Capital Markets, LLC ("RBC"), in short-term margin loans, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. During the three months ended March 31, 2012, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. We recorded $4,000 of interest expense related to the short term margin loans for the three months ended March 31, 2012.

          We have used this short-term debt as an alternative source of capital to selling our Kinross stock. We anticipate we will borrow money using short term margin loans as necessary, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2012. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada. As of March 31, 2012 we anticipate the proceeds from the sale of Kinross common stock sold during 2012 will not exceed our anticipated United States tax deductible expenses, and accordingly, we do not anticipate having any currently payable United States income taxes for 2012.

          We anticipate proceeds from the sale of shares of Kinross common stock and proceeds from any loans against our investment in Kinross stock will provide adequate funds for our operations through the end of the first quarter of 2013. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. As discussed above and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K, any significant decline in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. If the price of Kinross declines, we may be required to reduce our planned expenditures and/or obtain additional debt financing or issue equity to fund our operations. There can be no assurance that such financing will be available on acceptable terms, if at all. Our maximum amount of short-term borrowing was $2,800,000, including accrued interest, during the three months ended March 31, 2012. Our average short term borrowing during the three months ended March 31, 2012 was $2,417,000.

Long-term debt

          In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by DHI-US to MH-LLC are subject to a security interest granted to Augusta to secure a debt obligation related to Ely's acquisition of the Mt. Hamilton project. Pursuant to the MH Agreement, as part of our earn-in, as of March 31, 2011, we have agreed to make remaining payments to Augusta totaling $2,855,000, of which $750,000 is to be paid in cash to DHI-US in June 2012 and of which $2,500,000 are to be in the form of private placement investments in Ely common stock. See Note 4, “Long term debt” to the unaudited condensed consolidated financial statements above. As of March 31, 2012 we have recorded $2,855,000 for the Augusta debt obligation, of which $741,000 is recorded as a current liability. During the three months ended March 31, 2012 and 2011, Solitario recorded $53,000 and $64,000, respectively, for accretion of interest expense related to MH-LLC long-term debt due to Augusta.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2012 and December 31, 2011, we owned 820,000 and 850,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $8,028,000 and $9,690,000 at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we sold 30,000shares of Kinross stock for proceeds of $353,000 resulting in a gain of $332,000. During the three months ended March 31, 2011, we sold 105,000 shares of Kinross stock for proceeds of $1,648,000 resulting in a gain of $1,568,000. Subsequent to March 31, 2012 we sold 10,000 shares of Kinross for proceeds of $95,000 and as of May 4, 2012, we own 805,000 shares of Kinross. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $12.85 per share to a low of $9.67 per share during the three months ended March 31, 2012.

          In addition we own other marketable equity securities with a fair value of $893,000 and $671,000 as of March 31, 2011 and December 31, 2010, respectively. Included in these securities are 1,000,000 shares of TNR that are classified as marketable equity securities available for sale and are recorded at their fair market value of $70,000 as of March 31, 2012 and 3,333,333 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair market value at March 31, 2012 of $801,000.

          At March 31, 2012 and December 31, 2011, we have classified $5,915,000 and $4,361,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three months ended March 31, 2012, we recorded a loss in other comprehensive income on marketable equity securities of 1,418,000 less related deferred tax expense of $529,000.

Ely Warrants

          We also acquired Ely warrants for 1,666,666 shares that have an exercise price of Cdn$0.25 per share and are recorded at their fair value of $139,000 and $74,000, respectively, as of March 31, 2012 and December 31, 2011, as determined using a Black Scholes option pricing model. As of March 31, 2012, these warrants are classified as other current assets. We recorded an unrealized gain on derivative instruments of $66,000 in the statement of operations for the three months ended March 31, 2012 related to the Ely warrants.

Working Capital

          We had working capital of $302,000 at March 31, 2012 compared to working capital of $345,000 as of December 31, 2011. Our working capital at March 31, 2012 consists of our cash and cash equivalents and marketable equity securities, primarily consisting of the current portion of our investment in marketable equity securities of $5,915,000, less our short-term margin loans of $2,792,000 and current deferred income taxes of $2,159,000 related to our planned sales of Kinross common stock during the next year. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. We have budgeted the anticipated sale of 592,000 shares of Kinross stock during the next year for assumed proceeds of $5,915,000.

          Cash and cash equivalents were $237,000 as of March 31, 2012 compared to $432,000 at December 31, 2011. As of March 31, 2012, our cash balances along with proceeds sale of our investment in marketable equity securities and our short term borrowings are considered adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

          During the first three months of 2012, no options were exercised from the 2006 Plan. None of our outstanding options from the 2006 Plan expire during 2012. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2012. The activity for stock options outstanding under the 2006 Plan as of March 31, 2012 and 2011 can be found in Note 1, "Employee stock compensation plans" to the unaudited condensed consolidated financial statements contained in Item 1 “Financial Statements”above.

(e) Cash Flows

          Net cash used in operations during the first quarter of 2012 decreased to $891,000 compared to $1,980,000 for the first quarter of 2011 primarily as a result of the reduced exploration and development expenditures at our Mt. Hamilton project which included a drilling program during the first quarter of 2011 and there was no similar expenditure in 2012, as well as reductions in our general and administrative cost during the first quarter of 2012 compared to the same period of 2011. Based upon projected expenditures in our 2012 budget, we anticipate continued use of funds from operations through the remainder of 2012. See Results of Operations discussed above for further explanation of some of these variances.

          We provided $9,000 in cash from investing activities during the three months ended March 31, 2012 compared to $1,381,000 in cash from investing activities during the three months ended March 31, 2011. The decrease in cash provided from investing activities is primarily related to the reduction in the sale of Kinross during the first three months of 2012 to 30,000 shares for net proceeds of $353,000 compared to the sale of 105,000 shares for net proceeds of $1,648,000 in the same quarter of 2011. We anticipate continued sales of shares of Kinross during the remainder of 2012, albeit at a faster pace than in the first quarter to meet our cash needs as discussed above under “Liquidity and Capital Resources.”

          Net cash provided from financing activities for the three months ended March 31, 2012 were primarily related to the net receipt of $787,000 in funds from short term borrowing, which were partially offset by payments of $150,000 to DHI-US as part of our earn-in payments for MH-LLC. During the three months ended March 31, 2011 we had net borrowing of $1,075,000 which was partially offset by a $500,000 payment to DHI-US to reduce our long-term debt owed to Augusta, discussed above, and the payment of $100,000 in cash to DHI-US as part of our earn-in to MH-LLC, as discussed above, and in more detail in Note 12 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011. We anticipate we may obtain additional cash from financing activities during 2012 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

          As of March 31, 2012 and December 31, 2011 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

          Except with regard to the completion of the Feasibility Study on February 22, 2012, discussed above, there have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(h) Discontinued Projects

         During the first three months of 2012 and 2011 we did not abandon any projects.

(i) Critical Accounting Estimates

         Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2012, we have not adopted any additional accounting policies.

(l) Related Party Transactions

          As of March 31, 2012, and for the three months ended March 31, 2012, we have no related party transactions or balances.

(m) Recent Accounting Pronouncements

          There are no recent accounting pronouncements, adopted in the three months ended March 31, 2012 or issued by the FASB during the first three months of 2012 that would have a material impact upon Solitario.

(n) Forward Looking Statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our estimates of fair value of our investment in shares of Kinross, and Ely and Ely warrants;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

          As of March 31, 2012, a hypothetical increase of 10 percent in the price of Kinross common stock would increase the value of our holdings of Kinross by $803,000 and increase other comprehensive income and total shareholders’ equity by the same amount, net of deferred taxes of $299,000. This increase is based upon all of our 820,000 Kinross common shares as of March 31, 2012. Additionally our working capital would also be increased by $592,000 from a hypothetical increase of 10 percent in the price of Kinross common stock, net of deferred taxes of $221,000. A hypothetical decrease of 10 percent in the price of Kinross common stock would have the opposite effect of the increase discussed above.

          (2)   Our investment in Ely common stock is subject to equity market risk.

          As of March 31, 2012, a hypothetical increase of 10 percent in the price of Ely common stock would increase the value of our holdings of Ely by $80,000 and increase other comprehensive income and total shareholders’ equity by the same amount, net of deferred taxes of $30,000. A hypothetical decrease of 10 percent in the price of Ely common stock would have the opposite effect of the increase discussed above. As we have not classified any of our investment in Ely common stock as a current asset, our working capital would not change from a hypothetical increase of 10 percent in the price of Ely common stock.

          (3)   Our investment in the Ely warrants derivative instruments at March 31, 2012 is not materially subject to equity market risk for changes in the price of Ely common stock. See “Derivative instruments” above.

(b.)          Interest Rate Risks

          We have no material interest rate risks at March 31, 2012.

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

          An increase or decrease of 10% in the interest rate charged on our short-term debt, that currently have a floating rate of 2.5% per annum on our UBS Bank line of credit and a floating rate of 4.25% on our RBC short term margin loan, would not have a material impact on our interest expense.

(c.)          Exchange Rate Risks

          The portion of our cash that is denominated in foreign currency subject to exchange rate risk is not material at March 31, 2012. Solitario’s cash accounts in foreign subsidiaries not denominated in United States dollars represent the only significant foreign currency denominated assets. Foreign currency denominated cash accounts totaled $122,000 at March 31, 2012.

          Our other operating assets and liabilities are generally dominated in United States Dollars and do not have material exchange rate risks.

Item 4.   Controls and Procedures

          The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

           There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 .Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Mine Safety Disclosures

          None

Item 5. Other Information

          None

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

May 7, 2012 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Filed herewith