Form 10-Q
period 2012-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2012-08-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number.   001-39278

SOLITARIO EXPLORATION & ROYALTY CORP.

(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)
4251 Kipling St. Suite 390, Wheat Ridge, CO
(Address of principal executive offices)
(303)  534-1030
(Registrant's telephone number, including area code)	84-1285791 (I.R.S. Employer Identification No.) 80033 (Zip Code)

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

 There were 34,454,958 shares of $0.01 par value common stock outstanding as of August 6, 2012.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,610	$432
Investments in marketable equity securities, at fair value	1,365	4,361
Royalty sale receivable	4,000	—
Prepaid expenses and other	362	488
Total current assets	11,337	5,281

Mineral properties, net	6,948	8,901
Investments in marketable equity securities, at fair value	4,739	6,000
Equity method investment	1,407	1,653
Other assets	201	219
Total assets	$24,632	$22,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$501	$482
Short-term margin loan	3,123	2,000
Current portion long-term debt, net of discount	700	727
Deferred income taxes	509	1,627
Other	100	100
Total current liabilities	4,933	4,936

Long-term debt, net of discount	1,454	2,075
Deferred income taxes	741	1,170
Deferred gain on sale of mineral property royalty	7,000	—

Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (34,454,958 and 34,204,958, respectively, shares issued and outstanding at June 30, 2012 and December 31, 2011)	345	342
Additional paid-in capital	46,694	49,015
Accumulated deficit	(40,436)	(39,381)
Accumulated other comprehensive income	3,288	5,877
Total Solitario shareholders’ equity	9,891	15,853
Noncontrolling interest	613	(1,640)
Contra-noncontrolling interest	—	(340)
Total shareholders’ equity	10,504	13,873
Total liabilities and shareholders’ equity	$24,632	$22,054

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S dollars except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Costs, expenses and other:
Exploration expense	$554	$921	$1,078	$1,762
Depreciation and amortization	13	10	27	21
General and administrative	621	689	1,292	1,645
Loss (gain) on derivative instruments	120	(17)	54	(71)
Interest expense	73	68	141	160
Interest and dividend income	(39)	(7)	(47)	(57)
Gain on sale of assets	—	—	(9)	—
Total costs, expenses and other	1,342	1,664	2,536	3,460
Other Income
Gain on sale of marketable equity securities	1,132	302	1,464	1,870
Net loss of equity method investment	(137)	(160)	(246)	(381)
Total other income	995	142	1,218	1,489
Loss before income taxes	(347)	(1,522)	(1,318)	(1,971)
Income tax (expense) benefit	(113)	152	(4)	(93)
Net loss	(460)	(1,370)	(1,322)	(2,064)
Less net loss attributable to non-controlling interest	75	521	267	1,054
Net loss attributable to Solitario shareholders	$(385)	$(849)	$(1,055)	$(1,010)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	34,240	33,027	34,228	31,380

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of U.S. dollars)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net loss for the period, before comprehensive loss	$(460)	$(1,370)	$(1,322)	$(2,064)
Unrealized loss on marketable equity securities, net of deferred taxes of $1,011 and $69, respectively, for the three months ended June 30, 2012 and 2011 and $1,540 and $1,880, respectively, for the six months ended June 30, 2012 and 2011	(1,700)	(116)	(2,589)	(3,159)
Comprehensive loss	$(2,160)	$(1,486)	$(3,911)	$(5,223)

Comprehensive loss attributable to Solitario shareholders	$(2,085)	$(965)	$(3,644)	$(4,169)
Comprehensive loss attributable to noncontrolling interests	(75)	(521)	(267)	(1,054)
Comprehensive loss	$(2,160)	$(1,486)	$(3,911)	$(5,223)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2012	2011
Operating activities:
Net loss	$(1,322)	$(2,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	54	(71)
Depreciation and amortization	27	21
Loss on equity method investment	246	381
Employee stock option expense	348	349
Deferred income tax expense	4	93
Amortization of discount on long-term debt	102	114
Gain on asset and equity security sales	(1,464)	(1,870)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72	(145)
Accounts payable and other current liabilities	46	(362)
Net cash used in operating activities	(1,887)	(3,554)

Investing activities:
Additions to mineral properties	(1,047)	(1,680)
Additions to other assets	(9)	(50)
Proceeds from sale of mineral property	6,000	—
Proceeds from sale of marketable equity securities	1,591	1,964
Net cash provided by investing activities	6,535	234

Financing activities:
Short-term borrowing	1,465	1,075
Repayment of short-term borrowing	(360)	(1,926)
Repayment of long-term debt	(750)	(500)
Proceeds from sale of common stock, net	275	8,937
Non-controlling interest contribution	50	80
Proceeds from exercise of options	—	181
Payment to noncontrolling investor	(150)	(100)
Net cash provided by financing activities	530	7,747

Net increase in cash and cash equivalents	5,178	4,427
Cash and cash equivalents, beginning of period	432	478
Cash and cash equivalents, end of period	$5,610	$4,905

Supplemental disclosure of non-cash activities:
Repayment of loan by noncontrolling interest, net	$373	$—
Issuance of stock to noncontrolling interest	$41	$—
Transfer of contra-noncontrolling interest to noncontrolling interest upon earn-in	$531	$—
Disproportionate share entry from noncontrolling interest to additional paid-in capital upon earn-in	$2,983	$—
Royalty sale receivable	$4,000	$—
Reclassification of stock option liability to additional paid-in capital	$—	$1,240
Reclassification of stock option liability to accumulated deficit, net of deferred taxes of $543	$—	$992

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and significant accounting policies

Business

           Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company which is developing its Mt. Hamilton project located in Nevada. See “Recent Developments” below. In addition Solitario has a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. In addition to its Mt. Hamilton project, Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. At June 30, 2012, Solitario's mineral properties are located in the United States, Mexico, Brazil, Bolivia and Peru.

          The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2012 and 2011 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2012.

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

Recent developments

Mt. Hamilton feasibility study

          In December 2010 Solitario signed the Limited Liability Company Operating Agreement of Mt. Hamilton LLC, (the “MH Agreement”), and formed Mt. Hamilton LLC (“MH-LLC”), the owner of the Mt. Hamilton project. Solitario announced on February 22, 2012 the completion of a feasibility study on its Mt. Hamilton project (the “Feasibility Study”), prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, pursuant to the MH Agreement, Solitario earned an 80% interest in MH-LLC, became a development stage company (but not a company in the “Development Stage”) and reported mineral reserves at its Mt. Hamilton project. See Note 7, “Mineral Properties,” below.

Sandstorm royalty sale

On June 11, 2012, MH-LLC completed the sale of a 2.4% net smelter returns royalty (“NSR”) on the Mt. Hamilton project to Sandstorm Gold, Ltd (“Sandstorm”) for US$10.0 million. MH-LLC received an upfront payment of US$6.0 million upon signing the agreement and will receive US$4.0 million on January 15, 2013, which Solitario has recorded as a current asset as of June 30, 2012. As part of the agreement, MH-LLC will have the option, for a period of 30 months from June 11, 2012 to repurchase up to 100% of the NSR for US$12 million, provided that MH-LLC enters into a gold stream agreement with Sandstorm that has an upfront deposit of greater than US$30 million. In addition, MH-LLC has provided Sandstorm with a right of first refusal on any future royalty or gold stream financing for the Mt. Hamilton project. Pursuant to the Agreement, Solitario is jointly and severally liable for all obligations of MH-LLC to Sandstorm. See Note 7, “Mineral Properties,” below for further discussion of the Sandstorm royalty sale.

Private placement to related parties

On June 26, 2012, Christopher Herald, President and Chief Executive Officer of Solitario, and James Maronick, Chief Financial Officer of Solitario, agreed to purchase shares of the Company’s common stock at a price of $1.22 per share, with Mr. Herald agreeing to purchase 180,000 shares and Mr. Maronick agreeing to purchase 45,000 shares. The purchase of the shares was unanimously approved by Solitario’s Board of Directors and was also unanimously approved by Solitario’s Audit

Committee of the Board of Directors. The price of the shares was the last closing price of Solitario’s common shares as quoted on the NYSE MKT (formerly NYSE Amex) on June 25, 2012. Solitario received total proceeds of $274,500.

Investment in Kinross

          Solitario has a significant investment in Kinross Gold Corporation (“Kinross”), which consisted of the following at June 30, 2012 and December 31, 2011:

(in thousands)	6/30/2012	12/31/2011
Shares	670	850
Fair value
Current assets	$1,365	$4,361
Long term assets	$4,096	$5,329

During the three and six months ended June 30, 2012 and 2011, Solitario sold the following shares of Kinross:

(in thousands)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Shares sold	150	20	180	125
Proceeds	$1,238	$316	$1,591	$1,964
Gain on sale	$1,132	$302	$1,464	$1,870

As of June 30, 2012, Solitario has borrowed $3,123,000 in short-term margin loans, which are primarily secured by its investment in Kinross. The short-term margin loans are discussed below under “Short-term debt.” As of August 6, 2012, Solitario owns 670,000 shares of Kinross common stock which have a value of approximately $5.2 million based upon the market price of $7.75 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Employee stock compensation plans

          On June 27, 2006, Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

          Solitario’s outstanding options on the date of grant have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and six months ended June 30, 2012, Solitario recorded $174,000 and $348,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in capital. Solitario recorded the same stock option expense during the three and six months ended June 30, 2011.

          There were no new options granted during the three and six months ended June 30, 2012 and 2011. During the three and six months ended June 30, 2012 no options were exercised. During the three and six months ended June 30, 2011, options for 90,000 and 100,000 shares, respectively, were exercised at a price of Cdn$1.55 per share for cash proceeds of $146,000 and $161,000, respectively. During the six months ended June 30, 2011, options for 8,100 shares were exercised at a price of Cdn$2.40 per share for cash proceeds of $20,000.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2012 and 2011. Potentially dilutive shares related to outstanding common stock options of 2,433,400 during the three and six months ended June 30, 2012 and 2,475,900 during the three and six months ended June 30, 2011 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Derivative instruments

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

(in thousands)	Derivative Instruments
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC 815
Ely investment warrants	Other current assets	$ 23	$ 74
International Lithium Corp warrants	Other current assets	1	4

          The following amounts are included in (loss) gain on derivative instruments in the condensed consolidated statement of operations for the three months and six ended June 30, 2012 and 2011:

	Three months ended		Six months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Derivatives not designated as hedging instruments under ASC 815	Gain(loss)	Gain(loss)	Gain(loss)	Gain(loss)
Ely investment warrants	$(117)	$ 17	$ (51)	$73
International Lithium Corp warrants	(3)	-	(3)	-
Kinross collar	-	-	-	(2)
Total derivatives	$(120)	$ 17	$ (54)	$ 71

Fair value

          For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate and the Ely Warrants and ILC Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model.

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and six months ended June 30, 2012, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories. During the six months ended June 30, 2011, Solitario reclassified its investment in 1,666,666 shares of Ely common shares, which were subject to a hold period as of December 31, 2010, from Level 2 to Level 1 as the shares were no longer subject to a hold period as of June 30, 2011.

          The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$6,104	$—	$—	$6,104
Other current assets – Ely warrants	—	23	—	23
Other current assets - ILC warrants	—	1	—	1

Solitario recorded a royalty sale receivable of $4,000,000 in current assets in connection with the Sandstorm royalty sale discussed above. The determination of the initial fair value of $4,000,000 was categorized as Level 3, as there was no market data available and Solitario determined the fair value based upon its assumptions of the likelihood of payment of the receivable by Sandstorm as discussed below in Note 7, “Mineral Properties.”

          The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$10,361	$—	$—	$10,361
Other current assets - Ely warrants	—	74	—	74
Other current assets - ILC warrants	—	4	—	4

Marketable equity securities

          Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statements of operations. The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	June 30, 2012	December 31, 2011
Marketable equity securities at fair value	$6,104	$10,361
Cost	860	988
Accumulated other comprehensive income for unrealized holding gains	5,244	9,373
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	1,956	3,496
Accumulated other comprehensive income	$3,288	$5,877

Solitario has classified $1,365,000 and $4,361,000, respectively, of marketable equity securities as current, as of June 30, 2012 and December 31, 2011, which represents Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year.

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross cash proceeds	$1,238	$316	$1,591	$1,964
Cost	106	14	127	94
Gross gain on sale included in earnings during the period	1,132	302	1,464	1,870
Deferred taxes on gross gain on sale included in earnings	(422)	(113)	(546)	(698)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(710)	(189)	(918)	(1,172)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss.	(1,579)	117	(2,665)	(3,170)
Deferred taxes on unrealized holdings loss (gain) included in other comprehensive loss	589	(44)	994	1,183
Net unrealized holding (loss) gain	(990)	73	(1,671)	(1,987)
Other comprehensive (loss) income from marketable equity securities	$(1,700)	$(116)	(2,589)	$(3,159)

Revenue recognition

          Solitario records delay rental payments as revenue in the period received. Solitario did not receive any delay rental payments during the three and six months ended June 30, 2012 and 2011, respectively. Any payments received for the sale of property interests without reserves are recorded as a reduction of the related property’s capitalized cost. Proceeds which exceed the capitalized cost of the property without reserves are recognized as revenue. Payments received on the sale of properties with reserves are recognized as revenue to the extent the proceeds exceed the proportionate basis in the assets sold. Gain on the sale of a mineral property revenue stream is deferred to the extent there is a guarantee for the future revenue stream until such time as the potential funding obligation for the guarantee is reduced or released.

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

2.       Exploration expense

          The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Geologic and field expenses	$334	$333	$571	$608
Administrative	75	81	193	134
Mt. Hamilton exploration and development	145	507	314	1,020
Total exploration costs	$554	$921	$1,078	$1,762

3.       Short-term debt

           Solitario entered into a secured credit line agreement between Solitario and UBS Bank. At June 30, 2012, the credit line is secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of 460,000 of Solitario’s Kinross shares. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.25% as of June 30, 2012. The average base rate was approximately 2.54% and 2.49% for the three and six months ended June 30, 2012. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. At June 30, 2012, the equity value in Solitario's UBS brokerage account was 47%. As of August 6, the outstanding balance under the UBS credit line has been reduced to $410,000.

          Solitario also maintains a short-term margin account with RBC Capital Markets, LLC ("RBC"). At June 30, 2012, the credit line is secured by all of Solitario’s assets held in its RBC brokerage account, consisting primarily of 210,000 of Solitario’s Kinross shares. Solitario has utilized short-term margin loans from RBC, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. During the three and six months ended June 30, 2012, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. The margin loan rate can be modified by RBC at any time. The margin loans are callable by RBC at any time. Per the terms of the margin loans, Solitario is required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short-term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. At June 30, 2012 the equity balance in Solitario's account at RBC was 35%. As of August 6, the outstanding balance under the RBC short-term margin account has been reduced to $1,036,000.

The following tables summarize Solitario’s short-term debt:

(in thousands)	June 30, 2012	December 31, 2011
Outstanding UBS short-term credit line	$2,000	$2,000
Outstanding RBC short term margin loan	1,123	—
Total short-term margin loans	$3,123	$2,000

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense UBS short-term credit line	$13	$13	$24	$23
Interest expense RBC short-term margin loan	11	6	15	21
Total interest expense, short term margin loans	$24	$19	$39	$44

4.       Long-term debt

          The following is the schedule of debt payments due Augusta Resources Corporation ("Augusta") as of June 30, 2012 and December 31, 2011:

(in thousands) Payment date	June 30, 2012	December 31, 2011
June 1, 2012	$—	$750
June 1, 2013	750	750
June 1, 2014	750	750
June 1, 2015	1,000	1,000
Unamortized discount	(346)	(448)
Total	2,154	2,802
Current portion	700	727
Long-term debt	$1,454	$2,075

          During the three and six months ended June 30, 2012, Solitario recorded $49,000 and $102,000, respectively, of interest expense for accretion of the debt discount related to MH-LLC long-term debt due to Augusta. During the three and six months ended June 30, 2011 Solitario recorded $50,000 and $114,000, respectively, of interest expense for accretion of the debt discount related to MH-LLC long-term debt due to Augusta. During the three months ended June 30, 2012 and 2011 Solitario made payments of $750,000 and $500,000 of principal on the long-term debt to DHI-US, which in turn was paid to Augusta.

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

          Primarily as a result of the built-in gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $1,250,000 and $2,797,000 at June 30, 2012 and December 31, 2011.

The following table summarizes the changes in income taxes during the three and six months ended June 30, 2012 and 2011:

(thousands)	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Income tax expense (benefit)	$113	$(152)	$4	93
Deferred tax benefit on unrealized losses on marketable equity securities in other comprehensive income	$1,011	$1,880	$1,540	$69

6.          Shareholders’ equity, comprehensive loss and non-controlling interest

         As a result of the completion of the Feasibility Study discussed above under “Recent developments,” Solitario recorded the earn-in of its 80% interest in MH-LLC by reducing noncontrolling interest by $531,000 for Solitario’s accumulated earn-in payments made to DHI-US recorded in its contra noncontrolling interest account as of February 22, 2012. In addition Solitario recorded a reduction in additional paid-in-capital of $2,983,000 for DHI-US’ proportionate share of its 20% interest in the equity of MH-LLC as of February 22, 2012. The following provides a reconciliation of the beginning and ending balances of Solitario Shareholders' equity, comprehensive loss and non-controlling interest for the three and six months ended June 30, 2012.

For the six months ended June 30, 2012

(in thousands, except					Accumulated	Total		Contra
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2011	$34,204,958	$342	$49,015	$(39,381)	$5,877	$15,853	$(1, 640)	$(340)	$13,873

Issuance of shares and $150 cash to noncontrolling shareholder for future earn-in	25,000	—	41	—	—	41	—	(191)	(150)
Noncontrolling interest contribution	—	—	—	—	—	—	99	—	99
Loan to noncontrolling interest	—	—	—	—	—	—	(49)	—	(49)
Record reversal of contra noncontrolling interest on earn-in	—	—	—	—	—	—	(531)	531	—

Record interest on advance to noncontrolling interest (net)	—	—	—	—	—	—	(8)	—	(8)
Disproportionate share entry on earn-in	—	—	(2,983)	—	—	(2,983)	2,983	—	—
Stock option expense	—	—	174	—	—	174	—	—	174
Comprehensive income:
Net loss	—	—	—	(670)	—	(670)	(192)	—	(862)
Net unrealized loss on marketable equity securities (net of tax of $529)	—	—	—	—	(889)	(889)	—	—	(889)
Comprehensive loss	—	—	—	—	—	(1,559)	(192)	—	(1,751)
Balance at March 31, 2012	34,229,958	$342	$46,247	$(40,051)	$4,988	$11,526	$662	$—	$12,188

Issuance of common stock	225,000	3	272			275			275
Record forgiveness of interest on advance to noncontrolling interest	—	—	—	—	—	—	26	—	26
Stock option expense	—	—	175	—	—	175	—	—	175
Comprehensive income:
Net loss	—	—	—	(385)	—	(385)	(75)	—	(460)
Net unrealized loss on marketable equity securities (net of tax of $1,011)	—	—	—	—	(1,700)	(1,700)	—	—	(1,700)
Comprehensive loss	—	—	—	—	—	(2,085)	(75)	—	(2,160)
Balance at June 30, 2012	34,454,958	$345	$46,694	$(40,436)	$3,288	$9,891	$613	$—	$10,504

7.          Mineral properties

Mt. Hamilton

Feasibility Study

          On February 22, 2012, Solitario announced the completion of the Feasibility Study on its Mt. Hamilton project prepared by SRK. As a result of the completion of the Feasibility Study, Solitario earned an 80% interest in MH-LLC, and intends to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place.

MH-Agreement

          The MH Agreement provides that if Solitario completes a bankable feasibility study and earns an 80% interest in MH-LLC, as of that date, Solitario will be obligated to make any unpaid payments of cash and stock to DHI-US, and any unpaid payments to the underlying royalty holder by the due dates prescribed in the MH Agreement, or will be subject to dilution of its interest in MH-LLC. If Solitario fails to make the remaining earn-in payments of $150,000 in cash and 25,000 shares of Solitario stock due DHI-US in August 2012, it will lose its entire interest in MH-LLC. If Solitario fails to make any of the remaining required payments due after 2012, Solitario will be diluted from its current 80% ownership interest, to a 49% interest in MH-LLC and DHI-US will increase its ownership interest to 51%. Furthermore, the MH Agreement provides that all costs for development at Mt. Hamilton after completion of the Feasibility Study will be shared by Solitario and DHI-US pro-rata. However DHI-US has notified Solitario that it has exercised its option of having Solitario contribute DHI-US’ share of costs through commercial completion as a loan, with such loan, plus interest at 8%, being repaid to Solitario from 80% of DHI-US’s share of distributions from MH-LLC. During the three and six months ended June 30, 2012 Solitario loaned DHI-US $77,000 and $127,000 for its share of costs subsequent to the completion of the Feasibility Study.

During the three months ended June 30, 2012, Solitario and DHI-US agreed to modify the terms (the “Amendment”) of the MH Agreement whereby certain continuing payment obligations of Solitario pursuant to the MH Agreement totaling $5,000,000 to buy down the production royalty payable to Centennial Minerals Company LLC (“CMC”) will now be payable on or prior to the date of commencement of commercial production. Previously, the MH Agreement obligated Solitario to make the continuing payment obligations to CMC of $3,500,000 on or before November 13, 2012 and $1,500,000 on or before November 13, 2014.

During the three months ended June 30, 2012, MH-LLC distributed $2.5million to its members in proportion to their interests. Solitario received $2 million from this distribution. In addition Solitario received $500,000 from DHI-US to repay a portion of its loan to Solitario, and Solitario agreed to forgive $35,000 of accrued interest due from DHI-US, which represented the accrued interest on loans made to DHI-US in connection with the MH Agreement through June 30, 2012. Solitario recorded a debit to interest income of $35,000 for the interest forgiven during the three months ended June 30, 2012.

Sandstorm royalty sale

In June 2012, Solitario completed the sale of a 2.4% NSR on its Mt. Hamilton project to Sandstorm for $10 million. MH-LLC received an upfront payment of US$6 million upon signing the agreement and will receive US$4 million on January 15, 2013, which Solitario has recorded as a current asset as of June 30, 2012. The receivable does not bear interest and Solitario has not recorded any discount or allowance, given the short duration of the receivable and Solitario’s evaluation of the high likelihood of payment by Sandstorm. In determining the fair value of the Sandstorm receivable, Solitario has classified the receivable from Sandstorm as a Level 3 asset, in as much as there were no observable independent inputs to determine the fair value. Solitario recorded a deferred gain on the sale of the Sandstorm royalty of $7,000,000 during the three months ended June 30, 2012. This deferred gain is shown as a long-term liability in the condensed consolidated balance sheet at June 30, 2012. In determining the gain on sale of the Sandstorm royalty, Solitario determined the basis in the property sold primarily based upon the purchase of a 2% royalty on the same property in May of 2011 for consideration of $2,500,000. In addition Solitario reviewed the relative fair values of the royalty sold to the assets retained, and applied that percentage to our existing capitalized costs at Mt. Hamilton. Solitario considers the basis of $3,000,000 for the royalty sold reasonable based upon this analysis. The Sandstorm royalty agreement provides that in the event Sandstorm does not receive $10 million in royalty proceeds by December 31, 2022, MH-LLC will make up any shortfall. As a result of this guarantee, Solitario believes it is appropriate to defer the gain on sale, until such time as the potential funding obligation under the guarantee is reduced or eliminated.

As part of the agreement, MH-LLC will have the option, for a period of 30 months from the date of the agreement to repurchase up to 100% of the NSR for US$12 million, provided that MH-LLC enters into a gold stream agreement with Sandstorm that has an upfront deposit of greater than US$30 million. In addition, MH-LLC has provided Sandstorm with a right of first refusal on any future royalty or gold stream financing for the Mt. Hamilton project. Pursuant to the agreement, Solitario is jointly and severally liable for all obligations of MH-LLC to Sandstorm.

Capitalized development costs

          Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. During the three and six months ended June 30, 2012, Solitario capitalized $549,000 and $769,000 of development costs at the Mt. Hamilton project. In addition, during the three and six months ended June 30, 2012, Solitario capitalized $160,000 and $275,000 of lease payments related to Mt. Hamilton.

See also Note 12, “Ely Gold investment and the Mt. Hamilton joint venture” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2011.

8.       Segment reporting

        With the completion of the Feasibility Study on February 22, 2012, Solitario now operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 7, “Mineral properties.” The following summarizes Solitario segment information for the three and six months ended June 30, 2012:

(in thousands)	Three months ended June 30, 2012
	Exploration expense	Interest expense	Other	Pre-tax loss
Mt. Hamilton development and Operations	$145	$49	$15	$209
Exploration	409	—	388	797
Corporate and other (1)	—	24	(683)	(659)
Consolidated	$554	$73	$(280)	$347

(1)     Corporate and other includes gain on sale of marketable equity securities of $1,132.

(in thousands)	Six months ended June 30, 2012
	Exploration expense	Interest expense	Other	Pre-tax loss	Total assets	Capital expenditures
Mt. Hamilton development and operations	$314	$102	$27	$443	$14,028	$1,044
Exploration (1)	764	—	700	1,464	1,687	3
Corporate and other (2)	—	39	(628)	(589)	8,917	9
Consolidated	$1,078	$141	$99	$1,318	$24,632	$1,056

(1)     Exploration total assets include investment in unconsolidated subsidiary of $1,407.

(2)     Corporate and other includes gain on sale of marketable equity securities of $1,464 and Corporate and other total assets include investment in marketable equity securities of $6,104

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(a) Business Overview and Summary

         We are, as of February 22, 2012, a development stage company (prior to February 22, 2012 we were an exploration stage company) with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We announced on February 22, 2012 the completion of a feasibility study on our Mt. Hamilton project (the “Feasibility Study”), prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, we have earned an 80% interest in the Mt. Hamilton project and intend to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place. The Mt. Hamilton project is further discussed in Note 12 “Ely Gold Investment and the Mt Hamilton Joint Venture” to our audited financial statements contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, we acquire and hold a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us or through a joint venture, and we currently intend to develop the Mt. Hamilton project, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty.

(b) Recent Developments

Sandstorm royalty agreement

On June 11, 2012 MH-LLC completed the sale of a 2.4% net smelter returns royalty (“NSR”) on the Mt. Hamilton project to Sandstorm Gold, Ltd (“Sandstorm”) for US$10.0 million. MH-LLC received an upfront payment of US$6.0 million upon signing the agreement and will receive US$4.0 million on January 15, 2013, which we have recorded as a current asset as of June 30, 2012. As part of the agreement, MH-LLC will have the option, for a period of 30 months from the date of the agreement, to repurchase up to 100% of the NSR for US$12 million, provided that it enters into a gold stream agreement with Sandstorm that has an upfront deposit of greater than US$30 million. In addition, MH-LLC has provided Sandstorm with a right of first refusal on any future royalty or gold stream financing for the Mt. Hamilton project. See Note 7, “Mineral Properties,” in the condensed consolidated financial statements above for further discussion of the Sandstorm royalty sale.

Mt. Hamilton Operating Agreement

During the three months ended June 30, 2012, Solitario and DHI-US agreed to modify the terms of the MH Agreement whereby certain of our continuing payment obligations pursuant to the MH Agreement totaling $5,000,000 to buy down the production royalty payable to Centennial Minerals Company LLC (“CMC”) will now be payable on or prior to the date of commencement of commercial production. Previously, the MH Agreement obligated us to make the continuing payment obligations to CMC of $3,500,000 on or before November 13, 2012 and $1,500,000 on or before November 13, 2014.

During the three months ended June 30, 2012, MH-LLC distributed $2.5million to its members in proportion to their interests. Solitario received $2 million from this distribution from MH-LLC. In addition we received $500,000 from DHI-US to repay a portion of its loan to us and we agreed to forgive $35,000 of accrued interest due from DHI-US, which represented the accrued interest on loans made to DHI-US in connection with the MH Agreement through June 30, 2012. We recorded a debit to interest income of $35,000 for the interest forgiven during the three months ended June 30, 2012. See Note 7, “Mineral Properties,” in the condensed consolidated financial statements above for further discussion of the modification of the MH-Agreement.

Feasibility Study

On February 22, 2012, we announced the completion of the Feasibility Study, and as a result we earned an 80% interest in MH-LLC, and became a development stage company (but not a company in the “Development Stage”) and we reported the following mineral reserves at our Mt. Hamilton project:

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

*Reported silver grade is cyanide soluble. ** Some numbers may not add due to rounding.

Private placement to related parties

On June 26, 2012, Christopher Herald, our President and Chief Executive Officer, and James Maronick, our Chief Financial Officer, agreed to purchase shares of our common stock at a price of $1.22 per share, with Mr. Herald agreeing to purchase 180,000 shares and Mr. Maronick agreeing to purchase 45,000 shares. The purchase of the shares was unanimously approved by our Board of Directors and was also unanimously approved by our Audit Committee of the Board of Directors. The price of the shares was the last closing price of our common shares as quoted on the NYSE MKT (formerly NYSE Amex) on June 25, 2012. We received total proceeds of $274,500 which were used for general corporate purposes.

(c) Results of Operations

Comparison of the quarter ended June 30, 2012 to the quarter ended June 30, 2011

          We had a net loss of $385,000 or $0.01 per basic and diluted share for the three months ended June 30, 2012 compared to a loss of $849,000 or $0.03 per basic and diluted share for the three months ended June 30, 2011. As explained in more detail below, the primary reasons for the decrease in the net loss in the second quarter of 2012 compared to the same period of 2011 were a decrease in exploration expense as a result of capitalizing development costs at Mt. Hamilton after completion of the Feasibility Study and a larger gain on the sale of marketable equity securities from an increase in the sale of our holdings of Kinross stock. These decreases were partially offset by a decrease in the share of the net loss attributable to noncontrolling interest as a result of our earning an 80% interest in MH-LLC compared to a 10% interest during the second quarter of 2011, prior to the Feasibility Study, losses on our Ely warrants included in loss on derivative instruments during the second quarter of 2012 compared to a gain during the second quarter of 2011 and we recorded income tax expense in the second quarter of 2012 compared to an income tax benefit in the same period of 2011. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $554,000 during the three months ended June 30, 2012 compared to $921,000 in the comparable period of 2011. During the three months ended June 30, 2012, we incurred $694,000 for exploration and development at our Mt. Hamilton project. As explained above, we are now capitalizing development costs at Mt. Hamilton and during the three months ended June 30, 2012, we capitalized $549,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects was decreased to $408,000 during the three months ending June 30, 2012 compared to $414,000 in the three months ending June 30, 2011. Our other exploration activities were primarily related to reconnaissance exploration during the three months ending June 30, 2012 of $358,000 compared to $366,000 during the first three months of 2011. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2012. Our remaining 2012 exploration expenditure budget, excluding Mt. Hamilton is approximately $1,238,000. Our 2012 budget for the remainder of 2012 related to the Mt. Hamilton project exploration and development is approximately $2,693,000. We anticipate we will capitalize these costs for the remainder of 2012. We also have budgeted approximately $500,000 for cash leasehold acquisition and earn-in payments for Mt. Hamilton for the remainder of 2012.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Project Name	2012	2011	2012	2011
Mt. Hamilton, net of $549 and $769 capitalized development costs in the three and six months ended June 30, 2012	$145	$507	$314	$1,020
Pedra Branca, net	(12)	(16)	(22)	(35)
Jaripo	25	—	37	—
Pachuca	10	—	17	—
La Promessa	12	11	12	13
Espanola	—	5	11	19
Mercurio	4	3	7	7
Cerro Azul	7	34	7	35
Aticio	4	—	4	—
Norcan	—	—	2	—
Canta Colorado	1	—	1	—
Triunfo	—	—	1	—
Cajatambo	—	7	—	7
Excelsior	—	3	—	3
Pachuca	—	1	—	2
Reconnaissance	358	366	687	691
Total exploration expense	$554	$921	$1,078	$1,762

          As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI-US owned a 20% interest in MH-LLC during the three months ended June 30, 2012, we recorded a non-controlling interest credit of $75,000 for DHI-US’s share of the losses at MH-LLC. During the three months ended June 30, 2011, we recorded a non-controlling interest credit of $521,000 for DHI-US’s share of the losses at MH-LLC related to its 90% ownership interest during that period. See additional explanation in Note 6, “Shareholders’ Equity, comprehensive loss and non-controlling interest” and Note 7, “Mineral properties,” to the unaudited condensed consolidated financial statements above.

          General and administrative costs, excluding stock option compensation costs discussed below, were $447,000 during the second quarter of 2012 compared to $514,000 in the second quarter of 2011. The major portion of the decrease in costs related to a decrease in salaries and benefit expense during the second quarter of 2012 to $190,000 compared to salaries and benefit expense of $261,000 in the same period of 2011. In addition our legal and accounting expenditures decreased to $67,000 in the second quarter of 2012 compared to $73,000 in the same period of 2011 primarily as a result of a reduction related to certain costs associated with regulatory activities incurred during the second quarter of 2012 compared to the second quarter of 2011. Partially offsetting these reductions was an increase in our travel and shareholder relation costs to $152,000 during the second quarter of 2012 compared to $141,000 in the same period of 2011 as a result of additional efforts during 2012 to inform the investment community of our activities at the Mt. Hamilton project and the results of the Feasibility Study. During the three months ended June 30, 2012 and 2011 Solitario recorded $174,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. We anticipate our full year general and administrative costs will be less during 2012 compared to 2011 primarily as a result of the salary and bonus payments made in the first three months of 2011, which were not repeated in 2012.

          During the three and six months ended June 30, 2012 we sold 150,000 and 180,000 shares¸ respectively, of Kinross for net proceeds of $1,238,000, and $1,591,000, respectively, and recorded a gain on sale of $1,132,000 and $1,464,000, respectively. During the three and six months ended June 30, 2011 we sold 20,000 and 125,000 shares, respectively, of Kinross for net proceeds of $316,000 and $1,964,000, respectively, and recorded a gain on sale of $302,000 and $1,870,000, respectively. At June 30, 2012, we have estimated we will sell approximately 167,000 shares of Kinross over the next year for anticipated proceeds of approximately $1,365,000, which are recorded as a current asset. See also "Liquidity and Capital Resources," below.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended June 30, 2012 and 2011, we recorded no property impairments.

          We recorded a deferred tax expense of $113,000 during the second quarter of 2012 compared to a deferred tax benefit of $152,000 during the second quarter of 2011. The deferred tax expense is primarily related to higher United States deferred taxes related to a gain of $4,200,000 related to the portion of the $7,000,000 deferred gain on sale of the 2.4% royalty to Sandstorm which is recognized for United States tax purposes during 2012 and to the gain on sale of $1,132,000 from the sale of 150,000 shares of Kinross common stock during the three months ended June 30, 2012, compared to a gain on sale of marketable equity securities of $302,000 during the comparable period of 2011. Our United States taxable income from these sales is offset by our United States general and administrative expenses, discussed above, and by the portion of Mt. Hamilton exploration and development expenses, including those capitalized, incurred during the three months ended June 30, 2012 and 2011that may be used to currently offset United States income. As a result of utilizing short-term debt financing and the ability to reduce taxable income from the proceeds of sales of Kinross common stock with a portion of development costs at Mt. Hamilton and United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2012. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico, Bolivia and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

          We had a net loss of $1,055,000 or $0.03 per basic and diluted share for the six months ended June 30, 2012 compared to a net loss of $1,010,000 or $0.03 per basic and diluted share for the six months ended June 30, 2011. As explained in more detail below, the components of net loss include a decrease in exploration expense to $1,078,000 during the six months ended June 30 2012 compared to exploration expense of $1,762,000 during the six months ended June 30, 2011 as we began to capitalize our development expenditures at Mt. Hamilton; and a reduction in general and administration expense to $1,292,000 during the six months ended June 30, 2012 compared to $1,645,000 during the comparable period of 2011. Partially offsetting these decreases in costs was a decrease in the gain on sale on marketable equity securities to $1,464,000 during the six months ended June 30, 2012 from $1,870,000 during the same period of 2011 as well as a decrease in the credit for the loss attributable to DHI-US on our Mt. Hamilton project of $267,000 during the six months ended June 30, 2012 compared to a credit of $1,054,000 during the six months ended June 30, 2011. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $1,078,000 during the six months ended June 30, 2012 compared to $1,762,000 in the comparable period of 2011. During the six months ended June 30, 2012, we incurred $1,083,000 for exploration and development at our Mt. Hamilton project; however, we are now capitalizing development costs at Mt. Hamilton and during the six months ended June 30, 2012, we capitalized $769,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects was increased to $764,000 during the six months ending June 30, 2012 compared to $742,000 in the six months ending June 30, 2011. Our other exploration activities were primarily related to reconnaissance exploration during the six months ending June 30, 2012 of $687,000 compared to $691,000 during the first six months of 2011.

          As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements; however because DHI-US currently owns a 20% interest in MH-LLC as of the completion of the Feasibility Study, we recorded a noncontrolling interest credit of $267,000 for DHI-US’s share of the losses at MH-LLC during the six months ended June 30, 2012. During the six months ended June 30, 2011, we recorded a noncontrolling interest credit of $1,054,000 for DHI-US’s share of the losses at MH-LLC during that period.

          General and administrative costs, excluding stock option compensation costs discussed below, were $944,000 during the six months ended June 30, 2012 compared to $1,297,000 in the same period quarter of 2011. The major portion of the decrease in costs related to a decrease in salaries and benefit expense during the first six months of 2012 to $473,000 compared to salaries and benefit expense of $733,000 in the same period of 2011. In addition our legal and accounting expenditures decreased to $127,000 in the first six months of 2012 compared to $159,000 in the same period of 2011 primarily as a result of fewer costs associated with regulatory activities incurred during the six months ended June 30 2012 compared to the same period of 2011. Finally our travel and shareholder relation costs decreased to $263,000 during the six months ended June 30, 2012 compared to $298,000 in the same period of 2011 as a result of additional efforts during 2011 to inform the investment community of our recent acquisition of the Mt. Hamilton project. During the six months ended June 30, 2012 and 2011, Solitario recorded $348,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital.

          During the six months ended June 30, 2012 and 2011, we recorded no property impairments.

          We recorded deferred tax expense of $4,000 during the first six months of 2012 compared to a deferred tax expense of $93,000 during the same period of 2011. The deferred tax expense is primarily related to lower United States deferred taxes related to the gain on sale of $1,464,000 from the sale of 180,000 shares of Kinross common stock during the six months ended June 30, 2012, compared to a gain on sale of marketable equity securities of $1,870,000 during the comparable period of 2011. Our United States taxable income from these sales is offset by our United States administrative expenses, discussed above, and by the portion of Mt. Hamilton exploration and development expenses, including those capitalized, incurred during the six months ended June 30, 2012 and 2011that may be used to currently offset United States income.

(d) Liquidity and Capital Resources

Short-term debt

See a summary of our short-term debt in Note 3, “Short-term debt” to the condensed consolidated financial statements above.

          We have used this short-term debt as an alternative source of capital to selling our Kinross stock. We anticipate we will borrow money using short-term margin loans as necessary, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2012. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada. As of June 30, 2012 we anticipate the taxable portion of gain on the royalty sale and the taxable gain from the sale of Kinross common stock sold during 2012 will not exceed our anticipated United States tax deductible expenses, and our available net operating loss carry forwards for 2012, and accordingly, we do not anticipate having any currently payable United States income taxes for 2012.

          We anticipate proceeds from the sale of the Sandstorm royalty of $6,000,000 in June of 2012 and $4,000,000 in January of 2013 as well as the proceeds from the sale of shares of Kinross common stock and proceeds from any loans against our investment in Kinross stock will provide adequate funds for our operations through the end of the second quarter of 2013. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. As discussed above and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K, any significant decline in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. If the price of Kinross stock declines, we may be required to reduce our planned expenditures and/or obtain additional debt financing or issue equity to fund our operations. There can be no assurance that such financing will be available on acceptable terms, if at all. Our maximum amount of short-term borrowing was $3,130,000, including accrued interest, during the six months ended June 30, 2012. Our average short-term borrowing during the six months ended June 30, 2012 was $2,741,000.

Long-term debt

          In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by DHI-US to MH-LLC are subject to a security interest granted to Augusta to secure a debt obligation related to Ely's acquisition of the Mt. Hamilton project. As of June 30, 2012, we are obligated to make remaining payments to Augusta totaling $2,500,000 which are to be in the form of private placement investments in Ely common stock. See Note 4, “Long term debt” to the unaudited condensed consolidated financial statements above. As of June 30, 2012 we have recorded $2,154,000 for the Augusta debt obligation, of which $700,000 is recorded as a current liability. During the three and six months ended June 30, 2012 we recorded $49,000 and $102,000, respectively, of interest expense for accretion of the debt discount related to MH-LLC long-term debt due to Augusta. During the three and six months ended June 30, 2011 we recorded $50,000 and $114,000, respectively, of interest expense for accretion of the debt discount related to MH-LLC long-term debt due to Augusta. During the three months ended June, 2012 and 2011 we made payments of $750,000 and $500,000 of principal on the long-term debt to DHI-US, which in turn was paid to Augusta pursuant to the MH Agreement.

Investment in marketable equity securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2012 and December 31, 2011, we owned 670,000 and 850,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $5,461,000 and $9,690,000 at June 30, 2012 and December 31, 2011, respectively. As of August 6, 2012, we own 670,000 shares of Kinross. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $12.85 per share to a low of $7.31 per share during the six months ended June 30, 2012.

          In addition we own other marketable equity securities with a fair value of $643,000 and $671,000 as of June 30, 2012 and December 31, 2011, respectively. Included in these securities are 1,000,000 shares of TNR that are classified as marketable equity securities available for sale and are recorded at their fair market value of $78,000 as of June 30, 2012 and 3,333,333 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair market value at June 30, 2012 of $551,000.

          At June 30, 2012 and December 31, 2011, we have classified $1,365,000 and $4,361,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three and six months ended June 30, 2012, we recorded a loss in other comprehensive income on marketable equity securities of $1,700,000 and $2,589,000, respectively, net of related deferred tax benefit of $1011,000 and $1,540,000, respectively.

Ely warrants

          We also acquired Ely warrants for 1,666,666 shares that have an exercise price of Cdn$0.25 per share and are recorded at their fair value of $23,000 and $74,000, respectively, as of June 30, 2012 and December 31, 2011, as determined using a Black Scholes option pricing model. As of June 30, 2012, these warrants are classified as other current assets. We recorded an unrealized loss on derivative instruments of $117,000 and $51,000, respectively, in the statements of operations for the three and six months ended June 30, 2012 related to the Ely warrants.

Working capital

          We had working capital of $6,404,000 at June 30, 2012 compared to working capital of $345,000 as of December 31, 2011. Our working capital at June 30, 2012 includes our cash and cash equivalents and marketable equity securities, our royalty sale receivable of $4,000,000 and the current portion of our investment in marketable equity securities of $1,365,000, less our short-term margin loans of $3,123,000 and current deferred income taxes of $700,000 related to our planned sales of Kinross common stock during the next year. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. We have budgeted the anticipated sale of 167,000 shares of Kinross stock during the next year which is recorded in current assets of $1,365,000 as of June 30, 2012.

          Cash and cash equivalents were $5,610,000 as of June 30, 2012 compared to $432,000 at December 31, 2011. As of June 30, 2012, our cash balances along with the royalty sale receivable and proceeds sale of our investment in marketable equity securities and our short-term borrowings are considered adequate to fund our expected expenditures over the next year.

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

Private placement to related parties

We do not anticipate any additional private placements to related parties as a source of liquidity or capital resources in the near future. The sale of these shares was for general corporate purposes and was not intended to be a major source of capital at the time of the sale or for future funding activities.

Stock-based compensation plans

          During the first three months of 2012, no options were exercised from the 2006 Plan. None of our outstanding options from the 2006 Plan expire during 2012. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2012. The activity for stock options outstanding under the 2006 Plan as of June 30, 2012 and 2011 can be found in Note 1, "Employee stock compensation plans," to the unaudited condensed consolidated financial statements contained in Item 1, “Financial Statements,” above.

(e) Cash Flows

          Net cash used in operations during the six months ended June 30, 2012 decreased to $1,887,000 compared to $3,554,000 for the same period of 2011 primarily as a result of the reduced exploration and development expenditures at our Mt. Hamilton project which included a drilling program during the first quarter of 2011 and there was no similar drilling in the six months ended June 30, 2012. As a result of the completion of the Feasibility Study, we are now capitalizing the expenditures related to these costs, which are discussed below under investing activities. In addition we had reductions in our general and administrative costs during the six months ended June 30, 2012 compared to the same period of 2011. Based upon projected expenditures in our 2012 budget, we anticipate continued use of funds from operations through the remainder of 2012. See “Results of Operations,” discussed above for further explanation of some of these variances.

          We provided $6,535,000 in cash from investing activities during the six months ended June 30, 2012 compared to $234,000 in cash from investing activities during the six months ended June 30, 2011. The increase in cash provided from investing activities is primarily related to the $6,000,000 from the Sandstorm royalty sale, discussed above, and a reduction in the additions to property, in as much as we acquired a royalty last year for total consideration of $2,500,000 of which $1,520,000 was in cash. Mitigating these increases in cash from investing activities was a reduction in the proceeds from the sale of Kinross during the six months ended June 30, 2012 compared to the proceeds received in the same period of 2011. This reduction in proceeds was primarily related to a reduction in the sale price of Kinross during the first six months of 2012 compared to the first six months of 2011. We anticipate continued sales of shares of Kinross during the remainder of 2012, albeit at a faster pace than in the first quarter to meet our cash needs as discussed above under “Liquidity and Capital Resources.”

          Net cash provided from financing activities for the six months ended June 30, 2012 were primarily related to the net receipt of $1,465,000 in funds from short term borrowing, which were partially offset by payments of on short-term borrowing of $360,000, the payment of $750,000 to DHI-US on the Augusta loan and the $150,000 payment to DHI-US as part of our earn-in payments for MH-LLC. During the six months ended June 30, 2011 we had net borrowing of $1,075,000 which was partially offset by a $500,000 payment to DHI-US to reduce our long-term debt owed to Augusta, discussed above, and the payment of $100,000 in cash to DHI-US as part of our earn-in to MH-LLC, as discussed above, and in more detail in Note 12 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011. We anticipate we may obtain additional cash from financing activities during 2012 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-Balance Sheet Arrangements

          As of June 30, 2012 and December 31, 2011 we have no off-balance sheet obligations.

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

(h) Discontinued Projects

         During the six months ended June 30, 2012 and 2011 we did not abandon any projects.

(i) Critical Accounting Estimates

         Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 30, 2012, we have not adopted any additional accounting policies.

(j) Related Party Transactions

          Other than the purchase of 180,000, shares of our common stock by Mr. Herald on June 26, 2012 and the purchase of 45,000 shares of our common stock by Mr. Maronick, both discussed above under “Recent Developments,” we have had no other related party transactions for the three and six months ended June 30, 2012,

(k) Recent Accounting Pronouncements

          There are no recent accounting pronouncements, adopted in the six months ended June 30, 2012 or issued by the FASB during the six months ended June 30, 2012 that would have a material impact upon Solitario.

(l) Forward-looking Statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our estimates of fair value of our investment in shares of Kinross and Ely; and Ely warrants;
•	Our expectations regarding exploration and development of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

        Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors not currently known to us or that arise in the future that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.   Controls and Procedures

          The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

           There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

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

SOLITARIO EXPLORATION & ROYALTY CORP.

August 8, 2012 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

10.1	Net smelter royalty agreement for purchase of a 2.4% NSR Royalty by Sandstorm for $10 million by and among MH-LLC, Solitario and Sandstorm dated June 11, 2012. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on June 13, 2012)

10.2	Subscription agreement between Solitario and Mr. Christopher E. Herald. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on July 2, 2012)

10.3	Subscription agreement between Solitario and Mr. James R. Maronick. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on July 2, 2012)

10.4	Amendment of the Mt. Hamilton LLC Operating Agreement dated June 28, 2012 between Solitario and DHI Minerals (US), Ltd. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on July 2, 2012)

10.5	Letter Agreement dated June 28, 2012 between Solitario and DHI Minerals (US), Ltd. (incorporated by reference to Exhibit 99.4 to Solitario’s Form 8-K filed on July 2, 2012)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Filed herewith