Form 10-K/A
period 2011-12-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2012-09-10
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2011
or
         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number 001-32978
SOLITARIO EXPLORATION & ROYALTY CORP.
(Exact name of registrant as specified in charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1285791 (I.R.S. Employer Identification No.
4251 Kipling St. Suite 390, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)
Registrant's telephone number, including area code	(303) 534-1030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐   NO ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2011 as reported on NYSE MKT was approximately $91,841,000.

There were 34,229,958 shares of common stock, $0.01 par value, outstanding on March 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2012 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 27, 2012, are incorporated by reference into Part III, as specifically set forth in Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Solitario Exploration & Royalty Corp. (the “Company”) for the fiscal year ended December 31, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2012 (the “Original Filing”), is being filed to correct certain administrative errors in the Original Filing. The Original Filing inadvertently (i) failed to include a conformed signature on the report of independent registered accounting firm from Ehrhardt Keefe Steiner and Hottman, PC (“EKSH”) included in Item 8; (ii) failed to include a conformed signature on the consent from EKSH in Exhibit 23.1 and (iii) included an incorrect form of Exhibit 23.2 which did not include the proper information and form of consent.

This Amendment No. 1 is being filed solely to file the report of independent registered accounting firm with a conformed signature, and to file corrected Exhibits 23.1 and 23.2 that were intended to be filed with the Original Filing.

In addition, pursuant to the rules of the SEC, Item 8, Financial Statements and Supplementary Data is being refilled in its entirety in this Amendment, however the only change in Item 8 from the Original Filing has been to add the conformed signature to the report of independent registered accounting firm. Further, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

2

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

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

March 12, 2012

Denver, Colorado

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share amounts)	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$432	$478
Investments in marketable equity securities, at fair value	4,361	5,214
Prepaid expenses and other	488	421
Total current assets	5,281	6,113

Mineral properties	8,901	6,153
Investments in marketable equity securities, at fair value	6,000	14,557
Equity method investment	1,653	2,276
Other assets	219	509
Total assets	$22,054	$29,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$482	$630
Short-term margin loan	2,000	2,823
Current portion long-term debt	727	481
Deferred income taxes	1,627	1,945
Other	100	100
Total current liabilities	4,936	5,979

Long-term debt, net of discount	2,075	2,604
Deferred income taxes	1,170	4,474
Stock option liability	—	2,775

Commitments and contingencies (Notes 2 and 8)

Shareholders’ Equity:
Solitario shareholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock, $0.01 par value, authorized, 100,000,000 shares (34,204,958 and 29,750,242, respectively, shares issued and outstanding at December 31, 2011 and 2010)	342	297
Additional paid-in capital	49,015	36,799
Accumulated deficit	(39,381)	(36,996)
Accumulated other comprehensive income	5,877	11,786
Total Solitario shareholders’ equity	15,853	11,886
Noncontrolling interest	(1,640)	1,890
Contra-noncontrolling interest	(340)	—
Total shareholders' equity	13,873	13,776
Total liabilities and shareholders' equity	$22,054	$29,608

See Notes to Consolidated Financial Statements.

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands of U.S. Dollars, except per share amounts)	For the year ended December 31,
	2011	2010	2009

Property and joint venture revenue
Joint venture property payments	$242	$200	$200

Costs, expenses and other:
Exploration expense	5,946	4,033	3,579
Depreciation and amortization	46	67	91
General and administrative	2,857	4,280	2,079
Loss (gain) on derivative instruments	137	(152)	(694)
Property abandonment and impairment	10	55	51
(Gain) loss on sale of assets	—	(22)	18
Interest and dividend income (net)	163	(63)	(106)
Total costs, expenses and other	9,159	8,198	5,018
Other Income
Gain on sale of marketable equity securities	1,937	995	1,409
Equity in net loss of equity method investment	(623)	(220)	—
Gain on deconsolidation of PBM subsidiary	—	724	—
Break fee on attempted acquisition	—	—	2,200
Total other income	1,314	1,499	3,609
Loss before income tax	(7,603)	(6,499)	(1,209)
Income tax benefit (expense)	635	1,159	(996)
Net loss	(6,968)	(5,340)	(2,205)
Less net loss attributable to noncontrolling interest	3,591	1,274	419
Net loss attributable to Solitario shareholders	$(3,377)	$(4,066)	$(1,786)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.10)	$(0.14)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	32,807	29,750	29,750

See Notes to Consolidated Financial Statements.

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		Solitario Shareholders’
(in thousands, except					Accumulated	Total		Contra
share amounts)			Additional		Other	Solitario	Non-	Non-	Total
	Common Stock	Paid-in	Accumulated	Comprehensive	Shareholders’	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2008	29,750,242	$297	$35,611	$(31,144)	$12,454	$17,218	$833	$—	$18,051

Comprehensive income:
Net loss	—	—	—	(1,786)	—	(1,786)	(419)	—	(2,205)
Net unrealized (loss) on marketable equity securities (net of tax of $435)	—	—	—	—	(732)	(732)	—	—	(732)
Comprehensive loss	—	—	—	—	—	(2,518)	(419)	—	(2,937)
Balance at December 31, 2009	29,750,242	297	35,611	(32,930)	11,722	14,700	414	—	15,114

Noncontrolling interest equity contribution	—	—	1,188	—	—	1,188	1,594	—	2,782
Deconsolidation of PBM subsidiary	—	—	—	—	—	—	(1,844)	—	(1,844)
Noncontrolling interest equity contribution	—	—	—	—	—	—	3,000	—	3,000
Comprehensive income:
Net loss	—	—	—	(4,066)	—	(4,066)	(1,274)	—	(5,340)
Net unrealized gain on marketable equity securities (net of tax of $163)	—	—	—	—	64	64	—	—	64
Comprehensive loss	—	—	—	—	—	(4,002)	(1,274)	—	(5,276)
Balance at December 31, 2010	29,750,242	297	36,799	(36,996)	11,786	11,886	1,890	—	13,776

Cumulative effect of change in accounting principle, net of deferred tax of $543	—	—	1,240	992	—	2,232	—	—	2,232
Issuance of shares for cash in public offering, net of issuance costs of $838	3,910,000	39	8,898	—	—	8,937	—	—	8,937
Issuance of shares for royalty buy-down	344,116	3	997	—	—	1,000	—	—	1,000
Issuance of shares and $200 of cash to noncontrolling shareholder for future earn-in	50,000	1	139	—	—	140	—	(340)	(200)
Noncontrolling interest contribution	—	—	—	—	—	—	584	—	584
Loan to noncontrolling interest							(504)	—	(504)
Stock option expense	—	—	697	—	—	697	—	—	697
Issuance of shares on exercise of stock options	150,600	2	245	—	—	247	—	—	247
Accrued interest on advance to noncontrolling interest	—	—	—	—	—	—	(19)	—	(19)
Comprehensive income:
Net loss	—	—	—	(3,377)	—	(3,377)	(3,591)	—	(6,968)
Net unrealized (loss) on marketable equity securities (net of tax of $3,516)	—	—	—	—	(5,909)	(5,909)	—	—	(5,909)
Comprehensive loss	—	—	—	—	—	(9,286)	(3,591)	—	(12,877)
Balance at December 31, 2011	34,204,958	$342	$49,015	$(39,381)	$5,877	$15,853	$(1, 640)	$(340)	$13,873

See Notes to Consolidated Financial Statements.

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands of U.S. Dollars)	For the year ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(6,968)	$(5,340)	$(2,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative instruments	137	(152)	(694)
Depreciation and amortization	46	67	91
Loss on equity method investment	623	220	—
Property abandonment and impairment	10	55	51
Employee stock option expense (benefit)	697	2,513	(269)
Deferred income taxes	(635)	(867)	611
Amortization of interest on debt discount	217	19	—
Gain on asset and equity security sales	(1,937)	(1,017)	(1,391)
Gain on deconsolidation of PBM subsidiary	—	(724)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2)	49	96
Accounts payable and other current liabilities	(119)	414	112
Current income taxes payable	—	(677)	385
Net cash used in operating activities	(7,931)	(5,440)	(3,213)

Investing activities:
Additions to mineral properties	(1,765)	(11)	(5)
Additions to other assets	(119)	(60)	(15)
Purchase of marketable equity securities	—	(358)	—
Sale (purchase) of derivative instrument, net	42	(135)	99
Proceeds from sale of marketable equity securities	2,035	1,301	1,852
Decrease in cash from deconsolidation of PBM subsidiary	—	(1,083)	—
Proceeds from sale of other assets	—	22	—
Net cash provided by investing activities	193	(324)	1,931

Financing activities:
Short-term margin loan (repayment) borrowing, net	(872)	2,800	—
Repayment of long-term debt	(500)	—	—
Proceeds from common stock offering, net	8,937	—	—
Proceeds from exercise of options	247	—	—
Payment to noncontrolling interest	(200)	—	—
Noncontrolling interest contribution	80	1,496	1,286
Net cash provided by financing activities	7,692	4,296	1,286

Net increase (decrease) in cash and cash equivalents	(46)	(1,468)	4
Cash and cash equivalents, beginning of year	478	1,946	1,942
Cash and cash equivalents, end of year	$432	$478	$1,946

Supplemental disclosure of cash flow information:
Cash paid for interest	$71	$31	$23
Cash paid for income taxes	$—	$319	$—

Supplemental disclosure of non-cash flow investing and financing activities:
Acquisition of mineral properties for stock	$1,000	$—	$—
Loan to noncontrolling interest	$504	$—	$—
Issuance of stock to noncontrolling interest	$140	$—	$—
Reclassification of stock option liability to additional paid-in capital, $1,240 and to retained earnings, $992, net of deferred taxes of $543 upon change in accounting principle	$2,775	$—	$—
Assumption of Mt. Hamilton long-term debt on acquisition of Mt. Hamilton mineral property	$—	$3,066	$—
Noncontrolling shareholder contribution of Mt. Hamilton property	$—	$3,000	$—
Reclassification of deferred noncontrolling shareholder payments to additional paid-in capital	$—	$1,188	$—
Reclassification of deferred noncontrolling shareholder payments to noncontrolling interest	$—	$1,594	$—

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

Equity financing

On April 13, 2011, Solitario sold 3,400,000 shares of its common stock in an underwritten public offering (the “Offering”) at a price to the public of $2.50 per share and on May 9, 2011, Solitario sold an additional 510,000 shares at $2.50 per share, upon the exercise of the underwriter’s option to cover over-allotments. The net proceeds were $8,937,000 after the underwriter’s commission of six percent totaling $587,000 and offering costs of $251,000. The Offering was made pursuant to a shelf registration statement on Form S-3 previously filed with the SEC on March 18, 2011, which was declared effective on March 29, 2011. A prospectus supplement relating to the Offering has been filed with the SEC and is available on the SEC's website located at www.sec.gov.

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

Royalty buy-down

On May 17, 2011, we entered into an agreement, along with our subsidiary MH-LLC, with an underlying royalty holder on our Mt. Hamilton property whereby we delivered, for the benefit of MH-LLC, 344,116 shares of our common stock, with a fair market value of $1,000,000 based upon a 20-day weighted average quoted stock price, and $1,520,000 of cash, to reduce the future net smelter royalty (the “Royalty Buy-down”) from a maximum royalty of 8% to a maximum royalty of 6%. MH-LLC retains its existing right to further reduce the net smelter royalty at Mt. Hamilton by an additional 5% to an ultimate royalty of 1%. As part of the Royalty Buy-down transaction, we agreed to loan $504,000 to DHI Minerals (US) Ltd. (“DHI-US”), the noncontrolling member of MH-LLC, for its mutually agreed 20% of the total purchase price contributed by us to MH-LLC to fund the Royalty Buy-down. This loan is unsecured, bearing interest at 6% per annum, and the loan and any accrued interest thereon will only be repaid from 80% of DHI-US share of distributions from MH-LLC, if any. We have recorded the loan of $504,000 as an offset to DHI-US’s noncontrolling interest in MH-LLC, as the loan represents a claim on DHI-US’s share of the future distributions from MH-LLC. During 2011 we accrued $19,000 of interest on the $504,000 loan recorded as an offset to DHI-US’s noncontrolling interest in the equity section of our consolidated balance sheet.

Investment in Kinross

Solitario has a significant investment in Kinross at December 31, 2011, which consists of 850,000 shares of Kinross common stock. During 2011, 2010 and 2009, Solitario sold 130,000, 70,000 and 100,000 shares, respectively, of Kinross common stock for proceeds of $2,035,000, $1,301,000 and $1,852,000 respectively. As of March 8, 2012, Solitario owns 820,000 shares of Kinross common stock. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. In October 2007 Solitario entered into a collar that limited the proceeds on 900,000 shares of Solitario's investment in Kinross common shares. On April 12, 2011, the final tranche of the Kinross Collar due on that date expired, and 100,000 shares under the Kinross Collar were released. During 2011, 2010 and 2009, Solitario has from time to time sold covered calls against its holdings of Kinross. As of December 31, 2011, Solitario has no covered calls outstanding against its holdings of Kinross shares. The Kinross Collar and Kinross Calls are discussed below under "Derivative instruments." As of December 31, 2011, Solitario has borrowed $2,000,000 in a margin loan against its holdings of Kinross shares. The short-term margin loan is discussed below under Note 3, “Short-term debt.”

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815 "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). On October 12, 2007, Solitario entered into a Zero-Premium Equity Collar (the "Kinross Collar") pursuant to a Master Agreement for Equity Collars and a Pledge and Security Agreement

with UBS AG, London, England, an Affiliate of UBS Securities LLC (collectively "UBS") whereby Solitario pledged 900,000 shares of Kinross common stock to be sold (or delivered back to us with any differences settled in cash) upon exercise of the put or call options under the Kinross Collar. On April 12, 2011, the final tranche of the Kinross Collar due on that date expired unexercised, and 100,000 shares under the Kinross Collar were released. As of December 31, 2011, none of Solitario’s Kinross shares are subject to the Kinross Collar.

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

          The following table represents changes in marketable equity securities (000's).

	2011	2010	2009
Gross cash proceeds	$ 2,035	$ 1,301	$ 1,852
Cost	98	306	443
Gross gain on sale included in earnings during the period	1,937	995	1,409
Unrealized holding (loss) gain arising during the period included in other comprehensive (loss) income, net of tax of $2,793, $534 and $90	(4,695)	689	152
Reclassification adjustment for net gains included in earnings during the period, net of tax of $723, $371 and $526	(1,214)	(624)	(884)

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

(a) Bongará

          Solitario acquired the initial Bongará exploration concessions in 1993. Bongará mineral concessions now total 16 concessions covering approximately 13,000 hectares in northern Peru. On August 15, 2006, Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly-owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim"), on Solitario's 100%-owned Bongará zinc project. On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties (the "Framework Agreement"), pursuant to, and replacing, the previously signed Bongará Letter Agreement with Votorantim. Solitario's property interests are held through the ownership of shares in Minera Bongará, a joint operating company that holds a 100% interest in the mineral rights and other project assets. At December 31, 2011, Solitario owns 100% of the shares in this company (Minera Bongará S.A.).

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

Brazil

(a) Pedra Branca

On April 24, 2007, Solitario signed a definitive agreement, the Shareholders Agreement with Anglo Platinum Limited (“Anglo”), relating to the Pedra Branca Project in Brazil (the "Shareholders Agreement"), for the exploration and development of the Pedra Branca Project. The Shareholders Agreement provides for Solitario and Anglo property interests to be held through the ownership of shares of Pedra Branca Mineracao, Ltd. (“PBM”). Pursuant to the Shareholders Agreement, Anglo earned a 51% interest in PBM on July 21, 2010. Anglo can earn an additional 9% interest in PBM (for a total of 60%) by completing either (i) a bankable feasibility study or (ii) spending an additional $10.0 million on exploration or development. Anglo can also earn an additional 5% interest in PBM (for a total of 65%) by arranging for 100% financing to put the project into commercial production.

Upon Anglo earning a 51% interest, Solitario made the determination that Anglo had gained control of PBM per the terms of the PBM Shareholders Agreement between Solitario and Anglo. This necessitated the deconsolidation of our interest in PBM and the recording of a gain or loss on deconsolidation in accordance with ASC 810-10-40-5. See Note 11, “Deconsolidation of PBM,” below. As part of the Shareholders Agreement with Anglo, we entered into a Services Agreement with Anglo whereby we receive a 5% management fee for managing the project based upon total expenditures. During 2011 Solitario charged PBM management fees of $62,000, as a credit to exploration expense. During 2010 Solitario charged PBM management fees of $47,000, of which $36,000 was received prior to July 21, 2010 and was eliminated in consolidation, net of $12,000 of noncontrolling interest. In August 2011 Anglo funded $1,500,000 to PBM for the remainder of the 2011 and the 2012 exploration programs.

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

Mexico

(a) Pachuca Real

The Pachuca Real silver-gold property in central Mexico was acquired by staking in late 2005 and early 2006. Part of the property, the approximately 6,200 hectare El Cura claim, is held under an option agreement with a private Mexican party. The option agreement was completed in October 2005 and provides for payments of $500,000 over four years, of which Solitario made payments totaling $90,000 as of December 31, 2009. The option agreement was amended in May 2009 and again in October 2011. Under the revised terms, Solitario is required to pay $15,000 every six months, starting in May 2009, to the underlying owner to keep the option in good standing. By October 2014 Solitario must either exercise the option to acquire 100% interest in the concession by paying the underlying owner $500,000, or the option will terminate. Claims fees to be paid to the government of Mexico totaling approximately $82,000 were paid in 2011. Solitario may terminate its option at any time without any further costs.

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

Payment date	December 31, 2011	December 31, 2010
June 1, 2011	$ -	$ 500,000
June 1, 2012	750,000	750,000
June 1, 2013	750,000	750,000
June 1, 2014	750,000	750,000
June 1, 2015	1,000,000	1,000,000
Unamortized discount	(448,000)	(665,000)
Total	2,802,000	3,085,000
Current portion	727,000	481,000
Long-term debt	$2,075,000	$2,604,000

During 2011 Solitario recorded $217,000 for accretion of interest expense related to the Augusta note and paid $500,000 on the long-term note. During 2010 Solitario recorded $19,000 for accretion of interest expense related to the Augusta note which increased the outstanding long-term debt balance to $3,085,000 at December 31, 2010 from the balance of $3,066,000 upon formation of MH-LLC.

5. Income taxes:

Solitario's income tax expense (benefit) consists of the following as allocated between foreign and United States components:

(in thousands)	2011	2010	2009
Current:
United States	$ -	$ (342)	$ 385
Foreign	14	50	-
Deferred:
United States	$(458)	$(773)	$162
Foreign	-	-	-
Operating loss and credit carryovers:

United States	(191)	(94)	449
Foreign	-	-	-
Income tax expense (benefit)	$(635)	$(1,159)	$996

Consolidated income (loss) before income taxes includes losses from foreign operations of $2,657,000 and $2,721,000 in 2011 and 2010, respectively.

During 2011 and 2010, Solitario recognized other comprehensive income related to unrealized (losses) gains on marketable equity securities of ($7,488,000) and $1,223,000, respectively. Other comprehensive (loss) income has been charged ($2,793,000) and $534,000, respectively, for the income tax (benefit) expense associated with these gains. During 2011 and 2010, Solitario transferred unrealized gain of $1,937,000 and $995,000, respectively, from other comprehensive income upon the sale of 130,000 and 70,000 shares, respectively, of Kinross common stock, less income tax of $723,000 and $371,000, respectively, associated with these unrealized gains.

The net deferred tax assets/liabilities in the December 31, 2011 and 2010 consolidated balance sheets include the following components:

(in thousands)	2011	2010
Deferred tax assets:
Loss carryovers	$9,887	$ 9,387
Stock option compensation expense	648	976
Royalty	1,492	1,492
Severance	30	30
Other	381	74
Valuation allowance	(9,699)	(9,971)
Total deferred tax assets	2,739	1,988
Deferred tax liabilities:
Unrealized gain on derivative securities	107	241
MH-LLC investment	1,083	305
Exploration costs	845	845
Unrealized gains on marketable equity securities	3,496	7,012
Other	5	4
Total deferred tax liabilities	5,536	8,407
Net deferred tax liabilities	$2,797	$6,419

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

Beginning in December 2008, Solitario sold covered calls covering its shares of Kinross common stock. In September 2011 Solitario sold options covering 65,000 shares for proceeds of $57,000, which were repurchased in October 2011 for $15,000 and Solitario recorded a gain of $42,000 in gain/loss on derivative earnings. Solitario sold three covered calls covering 130,000 shares of Kinross common stock during 2009, of which 50,000 of these call options expired unexercised in April 2009, 40,000 were repurchased in July 2009 and 40,000 were repurchased in November 2009. In November 2009 Solitario sold an option for 40,000 shares which expired unexercised in May 2010, and Solitario recorded a gain of $42,000 in derivative instruments during 2010 for this call.

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

The following amounts are included in loss (gain) on derivative instruments in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	Year ended December 31,
	2011(1)		2010(1)		2009(1)
(Loss) gain on derivatives not designated as hedging instruments under ASC 815	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Ely warrants	$ -	$(179)	$ -	$ 117	$ -	$ -
ILC warrants	-	2	-	-	-	-
Kinross Collar	(2)	-	-	(7)	-	522
Kinross Calls	42	-	42	-	138	34
Total (gain) loss	$40	$ (177)	$ 42	$110	$138	$556

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

Items measured at fair value on a recurring basis:

Marketable equity securities: At December 31, 2011 and 2010, the fair value of Solitario’s investment in Kinross, TNR and Ely marketable equity securities is based upon quoted market prices. At December 31, 2010, the Ely shares issued on October 19, 2010 are classified as Level 2, because they were still subject to a hold period, which expired in January 2011.

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

Kinross Collar: The Kinross Collar between Solitario and UBS was a contractual hedge that was not traded on any public exchange. Solitario determined the fair value of the Kinross Collar using a Black-Scholes model using inputs, including the price of a share of Kinross common stock and the volatility of the Kinross common stock price that are readily available from public markets, and discount rates that include an assessment of performance risk; therefore, they were classified as Level 2 inputs. See Note 6 “Derivative instruments” above.

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

8. Commitments and contingencies:

In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2, above. Solitario estimates its 2012 property rentals and option payments, excluding the Augusta long term-debt, discussed above and certain earn-in payments to DHI-US discussed below in Note 12, “Ely Gold investment and the Mt. Hamilton joint venture,” for properties we own or operate to be approximately $860,000, assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties; approximately $655,000 of these annual payments are reimbursable to us by our joint venture partners. In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

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

Option Price	Cdn$2.77	Cdn$4.38	Cdn$4.53	Cdn$5.12
Option expiration date	06/27/2011	02/08/2012	09/07/2012	06/14/2012
Cancelled options	1,388,000	5,000	442,000	100,000

b.)	Stock option compensation

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

The following table summarizes the activity for stock options outstanding under the 2006 Plan as of December 31, 2011, with exercise prices equal to the stock price, as defined, on the date of grant and no restrictions on exercisability after vesting:

	Shares issuable on outstanding Options	Weighted average exercise Price (Cdn$)	Weighted average remaining contractual term in years	Aggregate intrinsic value(1)
2006 Plan
Outstanding, beginning of year	2,584,000	$2.23
Granted	-
Exercised	(150,600)	$1.60
Forfeited	-
Outstanding at December 31, 2011	2,433,400	$2.27	3.2	$ -
Exercisable at December 31, 2011	1,271,150	$2.24	3.1	$ -

(1)The intrinsic value at December 31, 2011 based upon the quoted market price of Cdn$1.36 per share for our common stock on the TSX and an exchange ratio of 0.9804 Canadian dollars per United States dollar.

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

(in thousands)	December 31, 2010
	Shareholders' Equity	Anglo Noncontrolling Interest	Ely Noncontrolling Interest	Total Noncontrolling Interest
Beginning balance	$14,700	$414	$ -	$ 414
Transfer of deferred noncontrolling interest	1,188	1,594	-	1,594
Noncontrolling interest equity contribution	-	-	3,000	3,000

Deconsolidation of PBM subsidiary	-	(1,844)	-	(1,844)
Comprehensive income:
Net income (loss)	(4,066)	(164)	(1,110)	(1,274)
Net unrealized gain on marketable equity securities (net of tax of $163)	64	-	-	-
Comprehensive income (loss)	(4,002)	(164)	(1,110)	(1,274)
Ending balance	$ 11,886	$ -	$ 1,890	$ 1,890

During the year ended December 31, 2009, Solitario’s only noncontrolling interest related to its Pedra Branca project, for which there were no changes in Solitario’s ownership percentage.

11. Deconsolidation of PBM:

On July 21, 2010, Anglo made a payment of $746,000 to PBM required to fund the 2010 work program at the Pedra Branca project, which is held by PBM. Upon making this payment, Anglo earned an additional 21% interest in PBM and now holds a 51% interest in PBM. As part of earning its interest, Solitario transferred $1,594,000 of previously recorded deferred noncontrolling shareholder payments to Anglo’s minority interest and $1,188,000 to additional paid-in capital for Solitario’s disproportionate share of the deferred noncontrolling shareholder payments as of that date.

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

Additional tranches of Ely common stock for payment of MH-LLC long-term debt

The MH Agreement provides that Solitario subscribe for three additional tranches of shares of Ely: (i) $750,000 in shares of Ely common stock at a price equal to the 20-day weighted moving average price on the TSXV (the “WMAP”) on or before June 1, 2013 (the “Third Tranche”), the entire amount of which Ely is required to utilize to make the $750,000 payment due to Augusta for the long-term debt in Note 4 above; (ii) $750,000 in shares of Ely common stock at a price equal to the WMAP on or before June 1, 2014 (the “Fourth Tranche”), the entire amount of which Ely is required to utilize to make the $750,000 payment due to Augusta for the long-term debt in Note 4 above; and (iii) $1,000,000 in shares of Ely common stock at the WMAP on or before June 1, 2015 (the “Fifth Tranche”), the entire amount of which Ely is required to utilize to make the $1,000,000 payment due to Augusta for the long-term debt in Note 4 above. Although the MH Agreement provides that Solitario would have no obligation to subscribe for any of the shares if Solitario chooses to cease earning an additional interest in MH-LLC, discussed below, prior to the subscription for the shares, as a result of the completion of the Feasibility Study, Solitario intends to develop the Mt. Hamilton project and would lose its entire interest in MH-LLC or be subject to dilution to a 49% interest in MH-LLC if it does not complete all of the payments to DHI-US and the subscription of Ely required in the MH Agreement.

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

Pursuant to the MH Agreement, as of December 31, 2011, and prior to the completion of the Feasibility Study, the MH Agreement provided that Solitario could earn up to an 80% interest in MH-LLC by completing the following staged commitments: (1) In order to earn an additional 41% interest in MH-LLC, to a total of 51%, Solitario must (i) make the Augusta note payment of $750,000 due on June 1, 2012; and (ii) make cash payments totaling $300,000 to DHI-US, and deliver 50,000 shares of Solitario common stock to DHI-US by August 23, 2012 (the “Phase I earn-in”). (2) In order to earn an additional 19% interest in MH-LLC, to a total of 70%, Solitario is required to (i) invest $300,000 into MH-LLC for an advance royalty payment to the underlying royalty holder; and (ii) make cash payments totaling $500,000 to DHI-

US and deliver 150,000 shares of Solitario common stock to DHI-US by August 23, 2013 (the “Phase II earn-in”). (3) In order to earn an additional 10% interest in MH-LLC, to a total of 80%, Solitario is required to (i) invest $300,000 into MH-LLC for an advance royalty payment to the underlying royalty holder; (ii) make payments totaling $500,000 to DHI-US and deliver 100,000 shares of Solitario common stock to DHI-US by August 23, 2014; (iii) buy down the existing 6% net smelter return (“NSR”) royalty to a 3.5% NSR royalty by paying the underlying royalty holder $3,500,000 by November 19, 2013; and (iv) buy down the existing 3.5% net smelter return (“NSR”) royalty to a 1% NSR royalty by paying the underlying royalty holder $1,500,000 by November 19, 2014 (the “Phase III earn-in”). The MH Agreement further provides that if Solitario did not make all of the Phase I payments, its entire interest in MH-LLC would be forfeited. After the completion of the Phase I earn-in, Solitario may elect to cease earning an additional interest in MH-LLC at any time prior to the Phase II earn-in or the Phase III earn-in, in which case Solitario’s interest in MH-LLC will be reduced to 49% and DHI-US’s interest will be increased to 51% and Solitario would cease to exercise control of MH-LLC if Phase II or Phase III is not achieved.

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

14. Selected Quarterly Financial Data (Unaudited):

(in thousands)	2011
	March 31, (1)(3)	June 30, (1)(3)	Sept. 30, (1)(2)(3)	Dec. 31, (1)(3)
Revenue	$ -	$ -	$ 200	$ 42
Net income (loss)	$ (161)	$ (849)	$ (906)	$(1,461)
Earnings (loss) per share: Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$ (0.04)
Weighted shares outstanding: Basic and diluted	29,769	33,027	34,163	34,205

(in thousands)	2010
	March 31, (6)(7)(8)	June 30, (6)(7)(8)	Sept. 30, (4)(5)(6)(7)(8)	Dec. 31, (6)(7)(8)
Revenue	$ -	$ -	$ 200	$ -
Net income (loss)	$ (905)	$ (1,292)	$ 7	$(1,876)
Earnings (loss) per share: Basic and diluted	$(0.03)	$ (0.04)	$ 0.00	$ (0.10)
Weighted shares outstanding: Basic and diluted	29,750	29,750	29,750	29,750

Fluctuations for 2011

(1) During 2011 Solitario sold 105,000 shares of Kinross common stock in the first quarter for proceeds of $1,648,000 and a gain of $1,568,000; sold 20,000 shares of Kinross stock in the second quarter for proceeds of $316,000 and a gain of $302,000 and sold 5,000 shares of Kinross in the fourth quarter for proceeds of $71,000 and a gain of $67,000. Solitario did not sell any Kinross shares in the second quarter of 2011, which contributed to the larger loss in the second, third and fourth quarters and the smaller loss in the first quarter.

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

Mineral Reserves Statement, Centennial Gold-Silver Deposit,

White Pine County, Nevada

SRK Consulting (Inc.)

Reserve Category	Tons (millions)	Gold Grade		Silver Grade*		Contained Gold (koz)**	Contained Silver (koz)**
		oz/ton	g/tonne	oz/ton	g/tonne
Proven	0.923	0.032	1.10	0.155	5.31	29,300	142.7
Probable	21.604	0.021	0.72	0.134	4.59	457,800	2,884.3
Proven + Probable	22.527	0.022	0.75	0.136	4.66	487,100	3,028.2

*Reported silver grade is cyanide soluble. ** Some numbers may not add due to rounding

The MH Agreement provides that if Solitario completes a bankable feasibility study and earns an 80% interest in MH-LLC, as of that date, Solitario will no longer be able to opt-out of any future required payments, and will be obligated to make any unpaid payments of cash and stock to DHI-US, any unpaid payments to the underlying royalty holder and, pursuant to the LOI, Solitario will be obligated to make any uncompleted investment Tranches due to Ely by the due dates described above. Upon completion of the Feasibility Study, the MH Agreement provides that all costs for development at Mt. Hamilton will be shared by Solitario and DHI-US pro-rata. However DHI-US has the option of having Solitario contribute its share of costs through commercial completion as a loan, with such loan, plus interest, being repaid to Solitario from 80% of DHI-US’s share of net proceeds from MH-LLC.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

10.1	Purchase Agreement for a royalty buy-down by and among MH-LLC, Solitario Exploration & Royalty Corp. and Centennial, dated May 17, 2011 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on May 18, 2011)

10.2	Letter agreement between Solitario Exploration & Royalty Corp. and DHI-US with respect to the funding of the Purchase Price and related amendments to the MH-LLC Operating Agreement dated May 17, 2011 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on May 18, 2011)

10.3	Letter of intent between Solitario Exploration & Royalty Corp. and Ely Gold & Minerals Inc. regarding private placement and the Mt. Hamilton joint venture (incorporated by reference to Exhibit 99.1 to Solitario’s 8-K filed on September 1, 2010)

10.4	Limited Liability Company Operating Agreement of Mt. Hamilton LLC between Solitario Exploration & Royalty Corp. and DHI Minerals (U.S.) Ltd. dated December 22, 2010 (incorporated by reference to Exhibit 99.2 to Solitario’s 8-K filed on December 28, 2010)

10.5	Limited Liability Company Contribution Agreement among Solitario Exploration & Royalty Corp., DHI Minerals (U.S.) Ltd. and Mt. Hamilton LLC dated December 22, 2010 (incorporated by reference to Exhibit 99.3 to Solitario’s 8-K filed on December 28, 2010)

10.6	Solitario Resources Corporation 2006 Stock Option Incentive Plan (As Amended), an amendment of the Solitario Resources Corporation 2006 Stock Option Incentive Plan (incorporated by reference to Exhibit A to Solitario's Proxy Statement Pursuant to Section 14(a) filed on April 30, 2007)

10.7	Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.8	Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.9	Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

10.10	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.11	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.12	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.13	Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Bongará project in Peru between Minera Bongará S.A., Minera Solitario Peru S.A.C, Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.14	Shareholders Agreement relating to the Pedra Branca Project in Brazil, between Anglo Platinum Brasil, S.A. and Altoro Mineracao, LTDA and Pedra Branca do Brasil Mineração S.A. and Rustenburg Platinum Mines Limited and Solitario Resources Corporation dated April 24, 2007 (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on October 4, 2007)

10.15	Master Agreement for Equity Collars between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007, providing the terms and conditions for entering a Zero-Premium Equity Collar on 900,000 shares of Kinross common stock pledged by Solitario (incorporated by reference to Exhibit 10.1 to Solitario's Form 10-Q filed on November 8, 2007)

10.16	Pledge and Security Agreement between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT, dated October 5, 2007 providing the terms and conditions to allow for the pledge by Solitario of 900,000 shares of Kinross common stock pursuant to a Master Agreement for Equity Collars dated of the same day (incorporated by reference to Exhibit 10.2 to Solitario's Form 10-Q filed on November 8, 2007)

10.17	Single Pay Collar Confirmations between Solitario Resources Corporation and UBS AG, London, England, an affiliate of UBS Securities, LLC, Stamford, CT dated October 12, 2007 for the pledge of 900,000 shares of Kinross common stock pursuant to the Master Agreement for Equity Collars and the Pledge and Security Agreement, filed above in item 10.1 and 10.2, respectively, setting the trade and termination date, upper and lower threshold prices, number of shares and other terms and conditions of three equity collars entered into on the same date (incorporated by reference to Exhibit 10.3 to Solitario's Form 10-Q filed on November 8, 2007)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1**	Subsidiaries of Solitario Exploration & Royalty Corp.

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2*	Consent of SRK Consulting (U.S.) Inc.

24.1**	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

* Filed herewith.

** Exhibit was previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Solitario Exploration & Royalty Corp. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	September 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of Solitario Exploration & Royalty Corp. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher E. Herald
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	September 10, 2012

/s/ James R. Maronick
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	September 10, 2012

/s/ Mark E. Jones, III**	Director
Mark E. Jones, III

/s/ Brian Labadie**	Director
Brian Labadie

/s/ Leonard Harris **	Director
Leonard Harris

/s/ John Hainey**	Director
John Hainey

**By James R. Maronick, attorney-in-fact pursuant to power of attorney granted in the Original Filing.