Form 10-Q
period 2012-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2012-11-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2012

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

 There were 34,479,958 shares of $0.01 par value common stock outstanding as of November 5, 2012.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,025	$432
Investments in marketable equity securities, at fair value	1,710	4,361
Royalty sale receivable	4,000	—
Prepaid expenses and other	140	488
Total current assets	7,875	5,281

Mineral properties, net	8,433	8,901
Investments in marketable equity securities, at fair value	5,938	6,000
Equity method investment	1,315	1,653
Other assets	838	219
Total assets	$24,399	$22,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$759	$482
Short-term margin loan	394	2,000
Current portion long-term debt, net of discount	714	727
Deferred income taxes	663	1,627
Other	168	100
Total current liabilities	2,698	4,936

Long-term debt, net of discount	2,354	2,075
Deferred income taxes	719	1,170
Deferred gain on sale of mineral property royalty	7,000	—
Warrant liability	1,379	—

Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (34,479,958 and 34,204,958, respectively, shares issued and outstanding at September 30, 2012 and December 31, 2011)	345	342
Additional paid-in capital	46,898	49,015
Accumulated deficit	(41,795)	(39,381)
Accumulated other comprehensive income	4,256	5,877
Total Solitario shareholders’ equity	9,704	15,853
Noncontrolling interest	545	(1,640)
Contra-noncontrolling interest	—	(340)
Total shareholders’ equity	10,249	13,873
Total liabilities and shareholders’ equity	$24,399	$22,054

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S dollars except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Property and joint venture revenue	$200	$200	$200	$200
Costs, expenses and other:
Exploration expense	507	1,724	1,585	3,486
Depreciation and amortization	15	13	42	34
General and administrative	571	625	1,863	2,270
Loss on derivative instruments	22	193	76	122
Interest expense (net)	105	63	246	223
Property abandonment and impairment	24	—	24	—
Interest and dividend income	(53)	(61)	(100)	(118)
(Loss) gain on sale of assets	1	—	(8)	—
Total costs, expenses and other	1,192	2,557	3,728	6,017
Other Income (expense)
Gain on sale of marketable equity securities	—	—	1,464	1,870
Loss on warrant liability	(729)	—	(729)	—
Net loss of equity method investment	(93)	(113)	(339)	(494)
Total other income (expense)	(822)	(113)	396	1,376
Loss before income taxes	(1,814)	(2,470)	(3,132)	(4,441)
Income tax benefit	436	569	432	476
Net loss	(1,378)	(1,901)	(2,700)	(3,965)
Less net loss attributable to non-controlling interest	19	995	286	2,049
Net loss attributable to Solitario shareholders	$(1,359)	$(906)	$(2,414)	$(1,916)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	34,466	34,163	34,308	32,336

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net loss for the period, before comprehensive loss	$(1,378)	$(1,901)	$(2,700)	$(3,965)
Unrealized gain (loss) on marketable equity securities, net of deferred taxes	968	(869)	(1,621)	(4,028)
Comprehensive loss	$(410)	$(2,770)	$(4,321)	$(7,993)

Comprehensive loss attributable to Solitario shareholders	$(391)	$(1,775)	$(4,035)	$(5,944)
Comprehensive loss attributable to noncontrolling interests	(19)	(995)	(286)	(2,049)
Comprehensive loss	$(410)	$(2,770)	$(4,321)	$(7,993)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2012	2011
Operating activities:
Net loss	$(2,700)	$(3,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative instruments	76	122
Depreciation and amortization	42	34
Loss on equity method investment	339	494
Employee stock option expense	523	523
Property abandonment and impairment	24	—
Warrant liability	729	—
Deferred income tax expense	(432)	(476)
Amortization of discounts and deferred offering cost on long-term debt	187	165
Gain on asset and equity security sales	(1,472)	(1,870)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	272	(168)
Accounts payable and other current liabilities	277	110
Net cash used in operating activities	(2,135)	(5,031)

Investing activities:
Additions to mineral properties	(2,557)	(1,730)
Additions to other assets	(86)	(116)
Proceeds from sale of mineral property	6,000	—
Proceeds from sale of marketable equity securities	1,591	1,964
Sale of derivative instruments	68	57
Net cash provided by investing activities	5,016	175

Financing activities:
Short-term borrowing	1,565	1,075
Repayment of short-term borrowing	(3,171)	(1,926)
Repayment of long-term debt	(750)	(500)
Proceeds from issuance of debt	1,500	—
Deferred offering costs	(588)	—
Proceeds from sale of common stock, net	275	8,937
Non-controlling interest contribution	50	80
Proceeds from exercise of options	—	232
Payment to noncontrolling investor, net	(169)	(200)
Net cash provided by financing activities	(1,288)	7,698

Net increase in cash and cash equivalents	1,593	2,842
Cash and cash equivalents, beginning of period	432	478
Cash and cash equivalents, end of period	$2,025	$3,320

Supplemental disclosure of non-cash activities:
Warrant liability	$650	$—
Repayment of loan by noncontrolling interest, net	$373	$—
Issuance of stock to noncontrolling interest	$71	$—
Transfer of contra-noncontrolling interest to noncontrolling interest upon earn-in	$531	$—
Disproportionate share entry from noncontrolling interest to additional paid-in capital upon earn-in	$2,983	$—
Royalty sale receivable	$4,000	$—
Reclassification of stock option liability to additional paid-in capital	$—	$1,240
Reclassification of stock option liability to accumulated deficit, net of deferred taxes of $543	$—	$992

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and significant accounting policies

Business

           Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company which is developing its Mt. Hamilton project located in Nevada. See “Recent Developments” below. In addition Solitario has a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. In addition to its Mt. Hamilton project, Solitario acquires and holds a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. At September 30, 2012, Solitario's mineral properties are located in the United States, Mexico, Brazil and Peru.

          The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2012 and 2011 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2012.

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

RMB loan

          As explained in more detail in Note 4, Long term debt, Solitario entered into a Facility Agreement (the “Facility Agreement”) with RMB Australia Holdings Limited, an Australian corporation (“RMBAH”), and RMB Resources Inc., a Delaware corporation (“RMBR”) whereby Solitario may borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”). Solitario borrowed $1,500,000 on August 21, 2012. Solitario paid an arrangement fee of $250,000 upon initial funding. The RMB Loan matures on the earlier to occur of (i) 36 months from the date of initial funding or (ii) the date on which financing is made available to MH-LLC for purposes of placing the Mt. Hamilton project into commercial production. The RMB Loan amounts will bear interest at LIBOR plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

RMB warrants

          Pursuant to the Facility Agreement, Solitario issued 1,624,748 warrants (the “RMB Warrants”) to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one common share (the “Warrant Shares”) of Solitario pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per Warrant Share, subject to customary anti-dilution adjustments. During the three months ended September 30, 2012, Solitario registered the resale of the Warrant Shares with the U.S. Securities and Exchange Commission.

Sandstorm royalty sale

          On June 11, 2012, MH-LLC completed the sale of a 2.4% net smelter returns royalty (“NSR”) on the Mt. Hamilton project to Sandstorm Gold, Ltd (“Sandstorm”) for US$10.0 million. MH-LLC received an upfront payment of US$6.0 million upon signing the agreement and will receive US$4.0 million on January 15, 2013, which Solitario has recorded as a current asset as of September 30, 2012. As part of the agreement, MH-LLC will have the option, for a period of 30 months from June 11, 2012 to repurchase up to 100% of the NSR for US$12 million, provided that MH-LLC enters into a gold stream agreement with Sandstorm that has an upfront deposit of greater than US$30 million. In addition, MH-LLC has provided Sandstorm with a right of first refusal on any future royalty or gold stream financing for the Mt. Hamilton project. Pursuant to the Agreement, Solitario is jointly and severally liable for all obligations of MH-LLC to Sandstorm. See Note 7, “Mineral Properties,” below for further discussion of the Sandstorm royalty sale.

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

Investment in Kinross

          Solitario has a significant investment in Kinross Gold Corporation (“Kinross”), which consisted of the following at September 30, 2012 and December 31, 2011:

(in thousands)	9/30/2012	12/31/2011
Shares	670	850
Fair value
Current assets	$1,710	$4,361
Long term assets	$5,131	$5,329

          Solitario did not sell any shares of Kinross during the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, Solitario sold the following shares of Kinross:

(in thousands)	Nine months ended September 30
	2012	2011
Shares sold	180	125
Proceeds	$1,591	$1,964
Gain on sale	$1,464	$1,870

          As of September 30, 2012, Solitario has borrowed $394,000 in short-term margin loans, which are primarily secured by its investment in Kinross. The short-term margin loans are discussed below under “Short-term debt.” As of November 5, 2012, Solitario owns 670,000 shares of Kinross common stock which have a value of approximately $6.2 million based upon the market price of $9.22 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario’s liquidity and capital resources.

Employee stock compensation plans

          On June 27, 2006, Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

          Solitario’s outstanding options on the date of grant have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and nine months ended September 30, 2012, Solitario recorded $174,000 and $523,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in capital. Solitario recorded the same stock option expense during the three and nine months ended September 30, 2011.

          There were no new options granted during the three and nine months ended September 30, 2012 and 2011. During the three and nine months ended September 30, 2012 no options were exercised. During the three and nine months ended September 30, 2011, options for 32,500 and 140,600 shares, respectively, were exercised at prices between Cdn$1.55 and Cdn$2.40 per share for cash proceeds of $51,000 and $232,000, respectively.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2012 and 2011. Potentially dilutive shares related to (i) outstanding common stock options of 2,433,400 shares and (ii) the RMB warrants of 1,624,748 shares during the three and nine months ended September 30, 2012 and common stock options of 2,433,400 shares during the three and nine months ended September 31, 2011 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Derivative instruments

          The following table provides a detail of the location and amount of the fair values of Solitario's derivative instruments presented in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

(in thousands)	Derivative Instruments
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments under ASC 815
Kinross February 2013 call option	Other current liabilities	$68	$—
Ely investment warrants	Other current assets	—	74
International Lithium Corp warrants	Other current assets	1	4
Warrant derivative liability	Warrant liability	1,379	—

          The following amounts are included in (loss) gain on derivative instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011:

(in thousands)	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Derivatives not designated as hedging instruments under ASC 815	Gain(loss)	Gain(loss)	Gain(loss)	Gain(loss)
Kinross February 2012 call option	$—	$33	$—	$33
Ely investment warrants	(23)	(229)	(74)	(156)
International Lithium Corp warrants	1	3	(2)	3
Kinross collar	—	—	—	(2)
Total derivatives	$(22)	$(193)	$(76)	$(122)

Fair value

          For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate, the RMB warrants and the ILC Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model. The RMB Loan is carried at its estimated fair value based upon the loan balance, net of discounts, and any accrued interest payable.

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

          The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2012, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

          The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$7,648	$—	$—	$7,648
ILC warrants - other current assets	—	1	—	1
Liabilities
RMB warrants – long term liabilities	—	1,379	—	1,379
Kinross call	68	—	—	68

          Solitario has recorded a liability for the fair value of its outstanding warrants issued to RMB in connection with the RMB secured credit facility. The warrants have been recorded at their fair value at September 30, 2012 based upon a Black-Scholes model. Solitario recorded, as a component of other expense, a loss on warrant liability of $729,000 during the three and nine months ended September 30, 2012.

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

(in thousands)	September 30, 2012	December 31, 2011
Marketable equity securities at fair value	$7,648	$10,361
Cost	860	988
Accumulated other comprehensive income for unrealized holding gains	6,788	9,373
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	2,532	3,496
Accumulated other comprehensive income	$4,256	$5,877

Solitario has classified $1,710,000 and $4,361,000, respectively, of marketable equity securities as current, as of September 30, 2012 and December 31, 2011, which represents Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year.

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross cash proceeds	$—	$—	$1,591	$1,964
Cost	—	—	127	94
Gross gain on sale included in earnings during the period	—	—	1,464	1,870
Deferred taxes on gross gain on sale included in earnings	—	—	(546)	(698)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	—	—	(918)	(1,172)
Gross unrealized holding gain (loss) arising during the period included in other comprehensive loss.	1,544	(1,385)	(1,121)	(4,555)
Deferred taxes on unrealized holdings (gain) loss included in other comprehensive loss	(576)	516	418	1,699
Net unrealized holding gain (loss)	968	(869)	(703)	(2,856)
Other comprehensive income (loss) from marketable equity securities	$968	$(869)	(1,621)	$(4,028)

Revenue recognition

          Solitario records delay rental payments as revenue in the period received. Solitario received $200,000 in delay rental payments on its Bongará property during the three and nine months ended September 30, 2012 and 2011, respectively. Any payments received for the sale of property interests without reserves are recorded as a reduction of the related property’s capitalized cost. Proceeds which exceed the capitalized cost of the property without reserves are recognized as revenue. Payments received on the sale of properties with reserves are recognized as revenue to the extent the proceeds exceed the proportionate basis in the assets sold. Gain on the sale of a mineral property revenue stream is deferred to the extent there is a guarantee for the future revenue stream until such time as the potential funding obligation for the guarantee is reduced or released.

Variable interest entity

          Pursuant to the terms of the MH Agreement, Solitario determined that prior to earning an 80% interest in MH-LLC as a result of the completion of the Feasibility Study, MH-LLC was a variable interest entity as of December 31, 2011, of which Solitario was the primary beneficiary in accordance with ASC 810. Accordingly, Solitario consolidated MH-LLC in its consolidated financial statements at December 31, 2011 in accordance with ASC 810. Solitario has determined no separate presentation of assets or liabilities was necessary per ASC 810 at December 31, 2011, as MH-LLC does not have any assets that can only be used to settle specific obligations or liabilities for which creditors do not have recourse to Solitario. As discussed in Note 1, as a result of the completion of the Feasibility Study, Solitario earned an 80% interest in MH-LLC on February 22, 2012. MH-LLC will no longer be accounted for as a variable interest entity, but will be subject to the consolidation method of accounting.

2.       Exploration expense

          The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Geologic and field expenses	$432	$623	$1,003	$1,231
Administrative	81	76	274	210
Mt. Hamilton exploration	(6)	1,025	308	2,045
Total exploration costs	$507	$1,724	$1,585	$3,486

3.       Short-term debt

           Solitario entered into a secured credit line agreement between Solitario and UBS Bank. At September 30, 2012, the credit line is secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of 460,000 of Solitario’s Kinross shares. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.23% as of September 30, 2012. The average base rate was approximately 2.49% and 2.50% for the three and nine months ended September 30, 2012. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. At September 30, 2012, the equity value in Solitario's UBS brokerage account was 92%. As of November 5, 2012, the outstanding balance under the UBS credit line was $795,000.

          Solitario also maintains a short-term margin account with RBC Capital Markets, LLC ("RBC"). At September 30, 2012, the credit line is secured by all of Solitario’s assets held in its RBC brokerage account, consisting primarily of 210,000 of Solitario’s Kinross shares. Solitario has utilized short-term margin loans from RBC, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. During the three and nine months ended September 30, 2012, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. The margin loan rate can be modified by RBC at any time. The margin loans are callable by RBC at any time. Per the terms of the margin loans, Solitario is required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short-term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. At September 30, 2012, Solitario had no outstanding borrowing on the RBC margin account and the equity balance in Solitario's account at RBC was 100%. Solitario had no outstanding balance under the RBC short-term margin account as of November x, 2012.

The following tables summarize Solitario’s short-term debt:

(in thousands)	September 30, 2012	December 31, 2011
Outstanding UBS short-term credit line	$394	$2,000
Outstanding RBC short term margin loan	—	—
Total short-term margin loans	$394	$2,000

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense UBS short-term credit line	$5	$13	$24	$36
Interest expense RBC short-term margin loan	7	—	15	21
Total interest expense, short term margin loans	$12	$13	$39	$57

4.       Long-term debt

Augusta debt

          The following is the schedule of debt payments due Augusta Resources Corporation ("Augusta") as of September 30, 2012 and December 31, 2011:

(in thousands) Payment date	September 30, 2012	December 31, 2011
June 1, 2012	$—	$750
June 1, 2013	750	750
June 1, 2014	750	750
June 1, 2015	1,000	1,000
Unamortized discount	(305)	(448)
Total	2,195	2,802
Current portion	714	727
Long-term debt	$1,481	$2,075

          The following interest expense from the accretion of the debt discount related to MH-LLC long-term debt due to Augusta:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense Augusta loan	$41	$51	$143	$165
          During the nine months ended September 30, 2012 and 2011 Solitario made payments of $750,000 and $500,000 of principal on the long-term debt to DHI-US, which in turn was paid to Augusta.

RMB Loan

          On August 10, 2012, Solitario entered into a Facility Agreement (the “Facility Agreement”) with RMB Australia Holdings Limited, an Australian corporation (“RMBAH”), and RMB Resources Inc., a Delaware corporation (“RMBR”). Under the Facility Agreement, Solitario may borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”) at any time during the 24 month period commencing on August 21, 2012, the date of initial funding (the

“Availability Period”), after which time any undrawn portion of the $5,000,000 commitment will be cancelled and will no longer be available for drawdown. Solitario borrowed $1,500,000 on August 21, 2012 from which it received net proceeds of $912,000 after deducting deferred offering costs of $588,000, which included an arrangement fee of $250,000, legal costs of $328,000 and other costs of $10,000. The deferred offering costs are recorded in other long-term assets and are being amortized on a straight-line basis to interest expense over 36 months, the term of the Facility Agreement. Solitario has recorded deferred offering costs of $567,000 as of September 30, 2012 in other long-term assets. The proceeds from the initial funding were used to pay the balance due on the facility arrangement fee of $175,000, to pay certain legal expenses related to the Facility Agreement, and to reduce outstanding short-term margin loans.

          The Facility Agreement was subject to a $250,000 arrangement fee, of which $75,000 had been paid prior to initial funding. The RMB Loan matures on the earlier to occur of (i) 36 months from the date of initial funding or (ii) the date on which financing is made available to MH-LLC for purposes of placing the Mt. Hamilton project into commercial production. The RMB Loan amounts bear interest at LIBOR plus 5%, payable in arrears on the last day of each quarterly interest period. All proceeds from the RMB Loan are to be deposited in a proceeds account (the “Proceeds Account”) and are recorded as restricted cash until disbursed in accordance with the Facility Agreement. Pursuant to the Facility Agreement, funds may only be disbursed from the Proceeds Account for approved expenditures, including (i) exploration and development activities at the Mt. Hamilton project, ongoing earn-in payments at MH-LLC, general corporate purposes as set forth in a project and corporate budget approved by RMBAH and (iv) any other purpose approved by RMBAH. As of September 30, 2012 there was no cash balance in the Proceeds Account. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

          As of September 30, 2012, the outstanding balance under the RMB Loan was $1,500,000. During the three and nine months ended September 30 Solitario recorded the following interest expense related to the RMB Loan:

(in thousands)	Three and nine months ended September 30,
2012
Interest expense RMB Loan	$8
Amortization of the RMB Warrants discount	23
Amortization of RMB deferred offering costs	21
Total interest expense related to the RMB Loan	$52

RMB Warrants

          Pursuant to the Facility Agreement, the Company issued 1,624,748 warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one common Share of Solitario pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per Warrant Share, subject to customary anti-dilution adjustments. During the three months ended September 30, 2012, Solitario registered the resale of the Warrant Shares with the U.S. Securities and Exchange Commission following the execution of the Facility Agreement. Solitario recorded a discount to the RMB Loan for the fair value of the RMB Warrants of $650,000 as of August 21, 2012, based upon a Black-Scholes model using a 36-month life, volatility of 62%, and a risk-free interest rate of 0.39%. Solitario is amortizing this discount on a straight-line basis to interest expense over the three-year term of the RMB Loan and as of September 30, 2012 the remaining unamortized warrant discount was $627,000.

          As a result of certain registration rights requirements, Solitario has classified its RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity.” Under ASC 815-40, Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations. Solitario recorded a loss on the RMB Warrants of $729,000 for the three months ended September 30, 2012, based upon a Black-Scholes model using a 35 month-life, a volatility of 62% a stock price of $1.85 per share and a risk free interest rate of 0.40%

5.     Income taxes

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

          Primarily as a result of the built-in gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $1,382,000 and $2,797,000 at September 30, 2012 and December 31, 2011.

The following table summarizes the changes in income taxes during the three and nine months ended September 30, 2012 and 2011:

(thousands)	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Income tax benefit	$436	$569	$432	$476
Deferred tax benefit (expense) on unrealized losses on marketable equity securities in other comprehensive income	$(576)	$516	$964	$2,397

6.          Shareholders’ equity, comprehensive loss and non-controlling interest

         As a result of the completion of the Feasibility Study discussed above under “Recent developments,” Solitario recorded the earn-in of its 80% interest in MH-LLC by reducing noncontrolling interest by $531,000 for Solitario’s accumulated earn-in payments made to DHI-US recorded in its contra noncontrolling interest account as of February 22, 2012. In addition Solitario recorded a reduction in additional paid-in-capital of $2,983,000 for DHI-US’ proportionate share of its 20% interest in the equity of MH-LLC as of February 22, 2012. The following provides a reconciliation of the beginning and ending balances of Solitario Shareholders' equity, comprehensive loss and non-controlling interest for the three and nine months ended September 30, 2012.

For the nine months ended September 30, 2012

(in thousands, except					Accumulated	Total		Contra
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Interest	Equity
Balance at December 31, 2011	34,204,958	$342	$49,015	$(39,381)	$5,877	$15,853	$(1, 640)	$(340)	$13,873

Issuance of shares and $150 cash to noncontrolling shareholder for future earn-in	25,000	-	41	-	-	41	-	(191)	(150)
Noncontrolling interest contribution	-	-	-	-	-	-	99	-	99
Loan to noncontrolling interest	-	-	-	-	-	-	(49)	-	(49)
Record reversal of contra noncontrolling interest on earn-in	-	-	-	-	-	-	(531)	531	-
Record interest on advance to noncontrolling interest (net)	-	-	-	-	-	-	(8)	-	(8)
Disproportionate share entry on earn-in	-	-	(2,983)	-	-	(2,983)	2,983	-	-
Stock option expense	-	-	174	-	-	174	-	-	174
Comprehensive income:
Net loss	-	-	-	(670)	-	(670)	(192)	-	(862)
Net unrealized loss on marketable equity securities (net of tax of $529)	-	-	-	-	(889)	(889)	-	-	(889)
Comprehensive loss	-	-	-	-	-	(1,559)	(192)	-	(1,751)
Balance at March 31, 2012	34,229,958	342	46,247	(40,051)	4,988	11,526	662	-	12,188

Issuance of common stock	225,000	3	272			275			275
Record forgiveness of interest on advance to noncontrolling interest	-	-	-	-	-	-	26	-	26
Stock option expense	-	-	175	-	-	175	-	-	175
Comprehensive income:
Net loss	-	-	-	(385)	-	(385)	(75)	-	(460)
Net unrealized loss on marketable equity securities (net of tax of $1,011)	-	-	-	-	(1,700)	(1,700)	-	-	(1,700)
Comprehensive loss	-	-	-	-	-	(2,085)	(75)	-	(2,160)
Balance at June 30, 2012	34,454,958	345	46,694	(40,436)	3,288	9,891	613	-	10,504

Issuance of shares and $150 to noncontrolling interest	25,000	-	30	-	-	30	(180)	-	(150)
Repayment of loan by noncontrolling interest	-	-	-	-	-	-	131	-	131
Stock option expense	-	-	174	-	-	174	-	-	174
Comprehensive income:
Net loss	-	-	-	(1,359)	-	(1,359)	(19)	-	(1,378)
Net unrealized gain on marketable equity securities (net of tax of $576)	-	-	-	-	968	968	-	-	968
Comprehensive loss	-	-	-	-	-	(391)	(19)	-	(410)
Balance at September 30, 2012	34,479,958	$345	$46,898	$(41,795)	$4,256	$9,704	$545	$ -	$10,249

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

MH-Agreement

          The MH Agreement provides that if Solitario completes a bankable feasibility study and earns an 80% interest in MH-LLC, as of that date, Solitario will be obligated to make any unpaid payments of cash and stock to DHI-US, and any unpaid payments to the underlying royalty holder by the due dates prescribed in the MH Agreement, or will be subject to dilution of its interest in MH-LLC. If Solitario fails to make any of the remaining required payments due after September 30, 2012, Solitario will be diluted from its current 80% ownership interest, to a 49% interest in MH-LLC and DHI-US will increase its ownership interest to 51%. Furthermore, the MH Agreement provides that all costs for development at Mt. Hamilton after completion of the Feasibility Study will be shared by Solitario and DHI-US pro-rata. However DHI-US has notified Solitario that it has exercised its option of having Solitario contribute DHI-US’ share of costs through commercial completion as a loan, with such loan, plus interest at 8%, being repaid to Solitario from 80% of DHI-US’s share of distributions from MH-LLC. During 2012, Solitario loaned DHI-US $127,000 for its share of costs subsequent to the completion of the Feasibility Study. However during the three months ended September 30, 2012, DHI-US repaid Solitario $131,000 for the remaining balance due on the loan from Solitario, including interest, and has no balance due to Solitario as of September 30, 2012.

          During the nine months ended September 30, 2012, MH-LLC distributed $2.5million to its members in proportion to their interests. Solitario received $2 million from this distribution. In addition Solitario received $500,000 from DHI-US to repay a portion of its loan to Solitario, and Solitario agreed to forgive $35,000 of accrued interest due from DHI-US, which represented the accrued interest on loans made to DHI-US in connection with the MH Agreement through June 30, 2012. Including accrued interest of $17,000 prior to the repayment of the DHI-US loan, Solitario recorded a net debit to interest income of $18,000 for the interest earned and forgiven during the nine months ended September 30, 2012.

          During the nine months ended September 30, 2012, Solitario and DHI-US agreed to modify the terms of the MH Agreement whereby certain continuing payment obligations of Solitario pursuant to the MH Agreement totaling $5,000,000 to buy down the production royalty payable to Centennial Minerals Company LLC (“CMC”) will now be payable on or prior to the date of commencement of commercial production. Previously, the MH Agreement obligated Solitario to make the continuing payment obligations to CMC of $3,500,000 on or before November 13, 2013 and $1,500,000 on or before November 13, 2014.

Sandstorm royalty sale

          In June 2012, MH-LLC completed the sale of a 2.4% NSR on its Mt. Hamilton project to Sandstorm for $10 million. MH-LLC received an upfront payment of US$6 million upon signing the agreement and will receive US$4 million on January 15, 2013, which Solitario has recorded as a current asset as of September 30, 2012. The receivable does not bear interest and Solitario has not recorded any discount or allowance, given the short duration of the receivable and Solitario’s evaluation of the high likelihood of payment by Sandstorm. In determining the fair value of the Sandstorm receivable, Solitario has classified the receivable from Sandstorm as a Level 3 asset, in as much as there were no observable independent inputs to determine the fair value. Solitario recorded a deferred gain on the sale of the Sandstorm royalty of $7,000,000 during the nine months ended September 30, 2012. This deferred gain is shown as a long-term liability in the condensed consolidated balance sheet at September 30, 2012. In determining the gain on sale of the Sandstorm royalty, Solitario determined the basis in the property sold primarily based upon the purchase of a 2% royalty on the same property in May of 2011 for consideration of $2,500,000. In addition Solitario reviewed the relative fair values of the royalty sold to the assets retained, and applied that percentage to its existing capitalized costs at Mt. Hamilton. Solitario considers the basis of $3,000,000 for the royalty sold reasonable based upon this analysis. The Sandstorm royalty agreement provides that in the event Sandstorm does not receive $10 million in royalty proceeds by December 31, 2022, MH-LLC will make up any shortfall. As a result of this guarantee, Solitario believes it is appropriate to defer the gain on sale, until such time as the potential funding obligation under the guarantee is reduced or eliminated.

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

Capitalized development costs

          Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. During the three and nine months ended September 30, 2012, Solitario capitalized $1,460,000 and $2,229,000 of development costs at the Mt. Hamilton project. In addition, during the three and nine months ended September 30, 2012, Solitario capitalized $50,000 and $325,000 of lease payments related to Mt. Hamilton.

          See also Note 12, “Ely Gold investment and the Mt. Hamilton joint venture” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2011.

8.       Segment reporting

        With the completion of the Feasibility Study on February 22, 2012, Solitario now operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 7, “Mineral properties.” The following summarizes Solitario segment information for the three and nine months ended September 30, 2012:

(in thousands)	Three months ended September 30, 2012
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$(6)	$513	$—	$507
Interest expense	41	—	64	105
Other	16	(8)	1,194	1,202
Pre-tax income (loss)	$51	$505	$1,258	$1,814

(in thousands)	Nine months ended September 30, 2012
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$308	$1,277	$—	$1,585
Interest expense	143	—	103	246
Other (1)	43	692	566	1,301
Pre-tax income (loss)	$494	$1,969	$669	$3,132
Total assets (2)(3)	$14,216	$1,768	$8,415	$24,399
Capital Expenditures	$2,589	$3	$51	$2,643

(1)     Corporate and other includes gain on sale of marketable equity securities of $1,464.

(2)     Exploration total assets include investment in unconsolidated subsidiary of $1,315.

(3)     Corporate and other total assets include investment in marketable equity securities of $7,648.

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

(b) Recent Developments

RMB loan

          As explained in more detail in Note 4, Long term debt, we entered into the Facility Agreement with RMBAH, and RMBR whereby we may borrow up to $5,000,000 from RMBAH. We borrowed $1,500,000 on August 21, 2012 from which we received net proceeds of $912,000 after deducting deferred offering costs of $588,000, which included an arrangement fee of $250,000, legal costs of $328,000 and other costs of $10,000. The deferred offering costs are recorded in other long-term assets and are being amortized on a straight-line basis to interest expense over 36 months, the term of the Facility Agreement. The RMB Loan matures on the earlier to occur of (i) 36 months from the date of initial funding or (ii) the date on which financing is made available to MH-LLC for purposes of placing the Mt. Hamilton project into commercial production. The RMB Loan amounts bear interest at LIBOR plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on our 80% interest in MH-LLC as well as a general security interest in our remaining assets.

RMB warrants

          Pursuant to the Facility Agreement, we issued 1,624,748 warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one Solitario common share (a “Warrant Share”) pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per Warrant Share, subject to customary anti-dilution adjustments. During the three months ended September 30, 2012, we registered the resale of the Warrant Shares with the U.S. Securities and Exchange Commission.

Sandstorm royalty agreement

          On June 11, 2012 MH-LLC completed the sale of a 2.4% net smelter returns royalty (“NSR”) on the Mt. Hamilton project to Sandstorm Gold, Ltd (“Sandstorm”) for US$10.0 million. MH-LLC received an upfront payment of US$6.0 million upon signing the agreement and will receive US$4.0 million on January 15, 2013, which we have recorded as a current asset as of September 30, 2012. As part of the agreement, MH-LLC will have the option, for a period of 30 months from the date of the agreement, to repurchase up to 100% of the NSR for US$12 million, provided that it enters into a gold stream agreement with Sandstorm that has an upfront deposit of greater than US$30 million. In addition, MH-LLC has provided Sandstorm with a right of first refusal on any future royalty or gold stream financing for the Mt. Hamilton project. See Note 7, “Mineral Properties,” in the condensed consolidated financial statements above for further discussion of the Sandstorm royalty sale.

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

(c) Results of Operations

Comparison of the quarter ended September 30, 2012 to the quarter ended September 30, 2011

          We had a net loss of $1,359,000 or $0.04 per basic and diluted share for the three months ended September 30, 2012 compared to a loss of $906,000 or $0.03 per basic and diluted share for the three months ended September 30, 2011. As explained in more detail below, the primary reasons for the increase in the net loss in the third quarter of 2012 compared to the same period of 2011 were a loss on warrant liability of $729,000 during the quarter ended September 30, 2012, and a reduction in the loss attributable to noncontrolling interest to $19,000 during the quarter ended September 30, 2012 compared to $995,000 in the same quarter of 2011. These increases in net loss were partially mitigated by a reduction in exploration expense and a reduction in general and administrative expense in the three months ended September 30, 2012, compared to the same period of 2011. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $507,000 during the three months ended September 30, 2012 compared to $1,724,000 in the comparable period of 2011. During the three months ended September 30, 2012, we incurred $1,464,000 for exploration and development at our Mt. Hamilton project. As explained above, we are now capitalizing development costs at Mt. Hamilton and during the three months ended September 30, 2012, we capitalized $1,460,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects was decreased to $513,000 during the three months ending September 30, 2012 compared to $699,000 in the three months ending September 30, 2011. Our other exploration activities were primarily related to reconnaissance exploration during the three months ending September 30, 2012 of $269,000 compared to $362,000 during the three months ended September 30, 2011. We anticipate our future exploration activities will continue to follow the broad commodity pricing but will be most affected by the property-by-property results of our exploration efforts and assumed potential of our currently owned properties and any properties we may acquire. We anticipate continuing to acquire mineral properties, either through staking, joint venture or lease, in Latin America during 2012. Our remaining 2012 exploration expenditure budget, excluding Mt. Hamilton is approximately $341,000. Our 2012 budget for the remainder of 2012 related to the Mt. Hamilton project exploration and development is approximately $1,271,000. We anticipate we will capitalize all Mt. Hamilton costs for the remainder of 2012. We also have budgeted approximately $300,000 for cash leasehold acquisition and earn-in payments for Mt. Hamilton for the remainder of 2012.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Project Name	2012	2011	2012	2011
Mt. Hamilton (1)	$(6)	$1,025	$308	$2,045
Jaripo	151	—	188	—
Cerro Azul	70	313	77	348
Pedra Branca, net	(5)	(10)	(27)	(45)
Pachuca	7	—	24	2
Espanola	11	5	22	24
La Promessa	3	3	15	16
Canta Colorado	7	—	8	—
Mercurio	—	25	7	32
Aticio	—	—	4	—
Norcan	—	—	2	—
Triunfo	—	—	1	—
Cajatambo	—	—	—	7
Excelsior	—	—	—	3
Bongará		1		1
Reconnaissance	269	362	956	1,053
Total exploration expense	$507	$1,724	$1,585	$3,486

(1) Net of $1,460 and $2,229 capitalized development costs in the three and nine months ended September 30, 2012

          Although we control MH-LLC, because DHI-US owned a 20% interest in MH-LLC during the three months ended September 30, 2012, we recorded a non-controlling interest credit of $19,000 for DHI-US’s share of the losses at MH-LLC, compared to a non-controlling interest credit of $995,000 for DHI-US’s share of the losses at MH-LLC during the same period of 2011. The difference is related to the capitalization of MH-LLC expenditures during 2012, discussed above and a reduction in DHI-US’s interest in MH-LLC to 20% from its 90% ownership interest during 2011. See additional explanation in Note 6, “Shareholders’ Equity, comprehensive loss and non-controlling interest” and Note 7, “Mineral properties,” to the unaudited condensed consolidated financial statements above.

          General and administrative costs, excluding stock option compensation costs discussed below, were $397,000 during the third quarter of 2012 compared to $451,000 in the third quarter of 2011. The major portion of the decrease in general and administrative costs related to a decrease in salaries and benefit expense during the third quarter of 2012 to $230,000 compared to salaries and benefit expense of $265,000 in the same period of 2011. In addition our legal and accounting expenditures decreased to $55,000 in the third quarter of 2012 compared to $92,000 in the same period of 2011 primarily as a result of a reduction related to certain costs associated with regulatory activities incurred during the third quarter of 2012 compared to the third quarter of 2011. A majority of our legal activities during the third quarter of 2012 were related to the RMB Loan, which were capitalized as deferred offering costs. Partially offsetting these reductions was an increase in our travel and shareholder relation costs to $75,000 during the third quarter of 2012 compared to $48,000 in the same period of 2011 as a result of additional efforts during 2012 to inform the investment community of our activities at the Mt. Hamilton project and the results of the Feasibility Study. During the three months ended September 30, 2012 and 2011 Solitario recorded $174,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. We anticipate our full year general and administrative costs will be less during 2012 compared to 2011 primarily as a result of the salary and bonus payments made in the first three months of 2011, which were not repeated in 2012.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2012 we decided to cease our operations in Bolivia and recorded mineral property impairment of $24,000 related to the Triunfo and Espanola properties. We do not anticipate doing any more work in Bolivia in the future. During the three months ended September 30, 2011 we recorded no property impairments.

          We recorded a loss on derivative instruments of $22,000 during the three months ended September 30, 2012 compared to a loss of $193,000 during the same period of 2011. The loss during the three months ended September 30, 2011 was primarily related to a loss of $229,000 on our investment in Ely warrants during that period as determined by a Black-Scholes model. The Ely warrants expired unexercised on August 29, 2012 and October 19, 2012. During the three months ended September 30, 2012, we recorded a loss on derivative instruments related to the Ely warrants of $23,000.

          As a result of the classification of our RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” discussed above, we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations. Solitario recorded a loss on the RMB Warrants of $729,000 for the three months ended September 30, 2012, based upon a Black-Scholes model using a 35 month-life, a volatility of 62% and a risk free interest rate of 0.40%. There was no similar item during the same period of 2011.

          We recorded a deferred tax benefit of $436,000 during the third quarter of 2012 compared to a deferred tax benefit of $569,000 during the third quarter of 2011. The deferred tax benefit is primarily related to lower United States deferred taxes as a result of being able to deduct from current taxable income our general and administrative costs and a portion of our exploration and development expenses, including those capitalized, incurred at Mt. Hamilton, discussed above, which were higher during the third quarter of 2012 compared to the same period of 2011. There were no sales of Kinross common stock during the third quarter of either 2012 or 2011 to offset our tax deductible expenditures. As a result of utilizing short-term debt financing and the ability to reduce taxable income from the proceeds of sales of Kinross common stock with a portion of development costs at Mt. Hamilton and United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2012. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

          We had a net loss of $2,414,000 or $0.07 per basic and diluted share for the nine months ended September 30, 2012 compared to a net loss of $1,916,000 or $0.06 per basic and diluted share for the nine months ended September 30, 2011. As explained in more detail below, the components of net loss include a decrease in exploration expense to $1,585,000 during the nine months ended September 30, 2012 compared to exploration expense of $3,486,000 during the nine months ended September 30, 2011 as we began to capitalize our development expenditures at Mt. Hamilton; and a reduction in general and administration expense to $1,863,000 during the nine months ended September 30, 2012 compared to $2,270,000 during the comparable period of 2011. Offsetting these decreases in costs was the loss on warrant liability, discussed above; a decrease in the gain on sale on marketable equity securities to $1,464,000 during the nine months ended September 30, 2012 from $1,870,000 during the same period of 2011 as well as a decrease in the credit for the loss attributable to DHI-US on our Mt. Hamilton project of $286,000 during the nine months ended September 30, 2012 compared to a credit of $2,049,000 during the nine months ended September 30, 2011. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $1,585,000 during the nine months ended September 30, 2012 compared to $3,486,000 in the comparable period of 2011. During the nine months ended September 30, 2012, we incurred $2,537,000 for exploration and development at our Mt. Hamilton project; however, we are now capitalizing development costs at Mt. Hamilton and during the nine months ended September 30, 2012, we capitalized $2,229,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects was decreased to $1,277,000 during the nine months ending September 30, 2012 compared to $1,441,000 in the nine months ending September 30, 2011. Our Brazil, Peru and Mexican exploration activities were primarily related to reconnaissance exploration during the nine months ending September 30, 2012 of $956,000 compared to $1,053,000 during the first nine months of 2011.

          As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements. DHI-US’s interest in MH-LLC was reduced to 20% as of the completion of the Feasibility Study in February 2012, discussed above. In addition the decrease in net loss incurred at MH-LLC was a result of the capitalization of exploration and development costs, discussed above. Accordingly we recorded a noncontrolling interest credit of $286,000 for DHI-US’s share of the losses at MH-LLC during the nine months ended September 30, 2012, which was significantly less than the noncontrolling interest credit recorded during the nine months ended September 30, 2011, of $2,049,000 for DHI-US’s share of the losses at MH-LLC for the reasons discussed above.

          General and administrative costs, excluding stock option compensation costs discussed below, were $1,340,000 during the nine months ended September 30, 2012 compared to $1,747,000 in the same period of 2011. The major portion of the decrease in costs related to a decrease in salaries and benefit expense during the first nine months of 2012 to $703,000 compared to salaries and benefit expense of $1,023,000 in the same period of 2011. In addition our legal and accounting expenditures decreased to $182,000 in the first nine months of 2012 compared to $251,000 in the same period of 2011 primarily as a result of fewer costs associated with regulatory activities incurred during the nine months ended September 30 2012 compared to the same period of 2011. During the nine months ended September 30, 2012 and 2011, Solitario recorded $523,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital.

          During the nine months ended September 30, 2012 and 2011 we sold 180,000 and 150,000 shares¸ respectively, of Kinross for net proceeds of $1,591,000 and $1,964,000, respectively, and recorded a gain on sale of $1,464,000 and $1,870,000, respectively. At September 30, 2012, we have estimated we will sell approximately 167,000 shares of Kinross over the next year for anticipated proceeds of approximately $1,710,000, which are recorded as a current asset. See also "Liquidity and Capital Resources," below.

          During the nine months ended September 30, 2012 we recorded $24,000 of property impairments related to our operations in Bolivia, discussed above. During the nine months ended September 30, 2011 we recorded no property impairments.

          We recorded deferred tax benefit of $432,000 during the first nine months of 2012 compared to a deferred tax benefit of $476,000 during the same period of 2011. The deferred tax benefit is primarily related to estimated lower United States deferred taxes related to an increase in deductible exploration and development costs at MH-LLC, discussed above, as well as a reduction in the gain on sale of marketable equity securities to $1,464,000 from the sale of 180,000 shares of Kinross common stock during the nine months ended September 30, 2012, compared to a gain on sale of marketable equity securities of $1,870,000 during the comparable period of 2011.

(d) Liquidity and Capital Resources

Short-term debt

          See a summary of our short-term debt in Note 3, “Short-term debt” to the condensed consolidated financial statements above.

          We have used our short-term debt as an alternative source of capital to selling our Kinross stock. We anticipate we will borrow money using short-term margin loans as necessary, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2012. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada. As of September 30, 2012 we anticipate the taxable portion of gain on the royalty sale and the taxable gain from the sale of Kinross common stock sold during 2012 will not exceed our anticipated United States tax deductible expenses, and our available net operating loss carry forwards for 2012, and accordingly, we do not anticipate having any currently payable United States income taxes for 2012.

          We anticipate proceeds from the sale of the Sandstorm royalty of $4,000,000 in January of 2013, and the proceeds from the RMB Loan, discussed above, as well as the proceeds from the sale of shares of Kinross common stock and proceeds from any short-term debt against our investment in Kinross stock will provide adequate funds for our operations through the end of the third quarter of 2013. Further we have $3,500,000 available borrowing under the Facility Agreement, however use of these proceeds are limited to development expenditures at Mt. Hamilton, earn-in payments for MH-LLC and approved budgeted general corporate purposes as further described in Note 4, “Long-term debt” in our condensed consolidated financial statements. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. As discussed above and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K, any significant decline in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. If the price of Kinross stock declines, we may be required to reduce our planned expenditures and/or obtain additional debt financing or issue equity to fund our operations. There can be no assurance that such financing will be available on acceptable terms, if at all. Our maximum amount of short-term borrowing was $3,130,000, including accrued interest, during the nine months ended September 30, 2012. Our average short-term borrowing during the three and nine months ended September 30, 2012 was $825,000 and $2,121,000, respectively.

Long-term debt

Augusta debt

          As of September 30, 2012, we are obligated to make the remaining payments to Augusta totaling $2,500,000, including $750,000 during 2013, which are to be in the form of private placement investments in Ely common stock. See Note 4, “Long term debt” to the unaudited condensed consolidated financial statements above. We anticipate we will fund this payment along with our planned expenditures during the next year from a combination of the proceeds from our Sandstorm royalty receivable, due in January 2013; borrowing against short-term debt; advances from the RMB Loan, and/or the sale of marketable equity securities, including the shares of Ely currently owned or received from the private placement.

RMB warrants

          Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one Solitario common share pursuant to the terms and conditions of the RMB Warrants. As of September 30, 2012 the RMB Warrants have an intrinsic value of approximately $506,000; however we do not expect RMBAH to exercise any of these warrants during the next year.

Investment in marketable equity securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2012 and December 31, 2011, we owned 670,000 and 850,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value of $6,841,000 and $9,690,000 at September 30, 2012 and December 31, 2011, respectively. As of November 5, 2012, we own 670,000 shares of Kinross. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $12.85 per share to a low of $7.31 per share during the nine months ended September 30, 2012.

          In addition we own other marketable equity securities with a fair value of $807,000 and $671,000 as of September 30, 2012 and December 31, 2011, respectively. Included in these securities are 3,333,333 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair market value of $678,000 and $588,000, respectively, at September 30, 2012 and December 31, 2011.

          At September 30, 2012 and December 31, 2011, we have classified $1,710,000 and $4,361,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three months ended September 30. 2012, we recorded a gain in other comprehensive income on marketable equity securities of $968,000, net of $576,000 of deferred taxes and during the and nine months ended September 30, 2012, we recorded a loss in other comprehensive income on marketable equity securities of $1,621,000, net of deferred taxes of $964,000.

Kinross call

           During three months ended September 30, 2012, we sold two covered calls against our Kinross shares which expire in February 2013 for proceeds of $68,000. The calls cover 50,000 shares of Kinross with a strike price of $11 per share and 50,000 shares of Kinross with a strike price of $12 per share. As of September 30, 2012 we have recorded a current liability for the fair value of the Kinross calls of $68,000. There was no gain or loss on the Kinross calls recorded in loss on derivative instruments during the three months ended September 30, 2012.

Ely warrants

          We also owned Ely warrants for 1,666,666 that expired unexercised on August 29, 2012 and October 19, 2012. As of September 30, 2012 we have written off our interest in these warrants. The warrants were recorded as other current assets at their fair value as of $74,000 December 31, 2011, as determined using a Black Scholes option pricing model. We recorded a loss on derivative instruments of $23,000 and $74,000, respectively, in the statements of operations for the three and nine months ended September 30, 2012 related to the Ely warrants.

Working capital

          We had working capital of $5,177,000 at September 30, 2012 compared to working capital of $345,000 as of December 31, 2011. Our working capital at September 30, 2012 includes our cash and cash equivalents and marketable equity securities, our royalty sale receivable of $4,000,000 and the current portion of our investment in marketable equity securities of $1,710,000, less our short-term margin loans of $394,000, the current portion of our long-term debt of $714,000 and current deferred income taxes of $663,000 which is primarily related to our planned sales of Kinross common stock during the next year. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock. We have budgeted the anticipated sale of 167,000 shares of Kinross stock during the next year which is recorded in current assets of $1,710,000 as of September 30, 2012.

          Cash and cash equivalents were $2,025,000 as of September 30, 2012 compared to $432,000 at December 31, 2011. As of September 30, 2012, our cash balances along with the royalty sale receivable and proceeds sale of our investment in marketable equity securities and our short-term borrowings are considered adequate to fund our expected expenditures over the next year.

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

Stock-based compensation plans

          During the first three months of 2012, no options were exercised from the 2006 Plan. None of our outstanding options from the 2006 Plan expire during 2012. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2012. The activity for stock options outstanding under the 2006 Plan as of September 30, 2012 and 2011 can be found in Note 1, "Employee stock compensation plans," to the unaudited condensed consolidated financial statements contained in Item 1, “Financial Statements,” above.

(e) Cash Flows

          Net cash used in operations during the nine months ended September 30, 2012 decreased to $2,135,000 compared to $5,031,000 for the same period of 2011 primarily as a result of the capitalization of $2,229,000 of exploration and development costs included in investing activities, discussed below, and due to reduced exploration and development expenditures at our remaining South American operations, both of which are discussed above in “Results of operations.” In addition we had reductions in our general and administrative costs during the nine months ended September 30, 2012 compared to the same period of 2011. Based upon projected expenditures in our 2012 budget, we anticipate continued use of funds from operations through the remainder of 2012. See “Results of Operations,” discussed above for further explanation.

          We provided $5,016,000 in cash from investing activities during the nine months ended September 30, 2012 compared to $175,000 in cash from investing activities during the nine months ended September 30, 2011. The increase in cash provided from investing activities is primarily related to the $6,000,000 from the Sandstorm royalty sale, discussed above. Partially mitigating this source of cash from investing activities was an increase in additions to mineral property, primarily related to the capitalization of $2,229,000 in exploration and development expenditures at Mt. Hamilton during the nine months ended September 30, 2012. We increased our exploration and development activities at Mt. Hamilton including a drilling program to increase our resources as well as provide additional geologic and engineering information for permitting and development activities related to Mt. Hamilton. In addition we had a reduction in the proceeds from the sale of Kinross shares during the nine months ended September 30, 2012 compared to the proceeds received in the same period of 2011. This reduction in proceeds was primarily related to a reduction in the sale price of Kinross during the first nine months of 2012 compared to the first nine months of 2011. We do not anticipate continued sales of a significant number of Kinross shares during the remainder of 2012, as we anticipate we will rely more on short-term debt financing and the use of our Facility Agreement for the remainder of the year. See also a discussion of our cash resources under “Liquidity and Capital Resources” above.

          We used $1,288,000 of cash in financing activities during the nine months ended September30, 2012 compared to $7,698,000 in net cash provided from financing activities for the nine months ended September 30, 2011. The primary reasons for the reduction in the cash provided by financing activities in 2011 to a use of cash in 2012 were related to the sale of common stock in an underwritten public offering during 2011 for net proceeds of $8,937,000, compared to a private placement of our common stock to related parties for net proceeds of $275,000 during the nine months ended September 30, 2012. In addition we had a net repayment of short and long-term borrowing of $2,356,000 during the nine months ended September 30, 2012 compared to net repayments of $1,351,000 during the same period of 2011. We do not anticipate we will obtain significant additional cash from equity financing activities during the remainder of 2012. However we do anticipate funding our capital requirements for the remainder of 2012 through the use of our Facility Agreement as well as proceeds from short-term margin loans. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-Balance Sheet Arrangements

          As of September 30, 2012 and December 31, 2011 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

          During the nine months ended September 30, 2012, we agreed with DHI-US to modify the terms of the MH Agreement whereby certain continuing payment obligations of Solitario pursuant to the MH Agreement totaling $5,000,000 to buy down the production royalty payable to CMC will now be payable on or prior to the date of commencement of commercial production. Previously, the MH Agreement obligated Solitario to make the continuing payment obligations to CMC of $3,500,000 on or before November 13, 2013 and $1,500,000 on or before November 13, 2014. In addition as a result of the completion of the Feasibility Study on February 22, 2012, discussed above, and payments made to DHI-US in accordance with the MH Agreement, Solitario now owns an 80% interests in MH-LLC, and will be subject to dilution to a 49% interest in MH-LLC, if we do not make all future earn-in payments. See the discussion of the MH-LLC Agreement in Note 7, “Mineral properties,” to the condensed consolidated financial statements above. There have been no other changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(h) Discontinued Projects

         During the nine months ended September 30, 2012 we dropped our Triunfo and Espanola projects in Bolivia and recorded mineral property impairment of $24,000. During the nine months ended September 30, 2011 we did not abandon any projects.

(i) Critical Accounting Estimates

         Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 30, 2012, we have not adopted any additional accounting policies.

(j) Related Party Transactions

          Other than the purchase of 180,000, shares of our common stock by Mr. Herald on June 26, 2012 and the purchase of 45,000 shares of our common stock by Mr. Maronick, both discussed above under “Recent Developments,” we have had no other related party transactions for the three and nine months ended September 30, 2012,

(k) Recent Accounting Pronouncements

          There are no recent accounting pronouncements, adopted in the nine months ended September 30, 2012 or issued by the FASB during the nine months ended September 30, 2012 that have a material impact upon Solitario.

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

Item 4.   Controls and Procedures

          The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report there have been no changes in our internal control over financial reporting pursuant to Item 308(c) of Regulation S-K. During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

           Our risk factor discussed below should be read in conjunction with the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

          Our substantial debt could adversely affect our financial condition; and our related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

          We have, and for the foreseeable future will continue to have, a significant amount of indebtedness.   As of September 30, 2012 we had $3,462,000 in short and long term indebtedness, including our indebtedness pursuant to the Facility Agreement. We likely will seek to draw down additional amounts under the terms of the Facility Agreement. Amounts outstanding under the Facility Agreement incur interest at the LIBOR plus 5% with interest being payable quarterly. Accordingly, if the LIBOR rates increase the corresponding interest rate under the Facility Agreement will increase. The servicing of this debt will require the Company to devote a substantial portion of its financial resources to its repayment, and as a result such funds will not be available to use in future operations, or investing in our businesses.   Further, loans extended under the Facility Agreement are secured by substantially all of the Company’s assets and therefore if the Company defaults under the Facility Agreement it could result in the lender attempting to foreclose on those assets to satisfy the Company’s debt obligations.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

November 9, 2012 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 7, 2008)

3.2		Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1		Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2		Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

10.1		Facility Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on August 16, 2012)

10.2		Security Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on August 16, 2012)

10.3		Pledge Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.4 to Solitario’s Form 8-K filed on August 16, 2012)

10.4		Side Agreement dated August 10, 2012 between Solitario, RMBAH, RMBR, DHI-US and Ely. (incorporated by reference to Exhibit 99.5 to Solitario’s Form 8-K filed on August 16, 2012)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*		Filed herewith