Form 10-Q
period 2013-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2013-05-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2013

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

 There were 34,647,458 shares of $0.01 par value common stock outstanding as of May 7, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 4,396	$616
Investments in marketable equity securities, at fair value	2,538	3,110
Royalty sale receivable	-	4,000
Prepaid expenses and other	212	210
Total current assets	7,146	7,936

Mineral properties	9,832	9,327
Investments in marketable equity securities, at fair value	3,145	3,983
Equity method investment	852	1,165
Other assets	1,007	1,072
Total assets	$21,982	$23,483

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 430	$398
Short-term margin loan	1,500	1,500
Current portion long-term debt	741	727
Deferred income taxes	256	963
Other	100	103
Total current liabilities	3,027	3,691

Long-term debt, net of discount	3,519	2,437
Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	1,039	1,138

Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2013 and December 31, 2012)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (34,647,458 and 34,479,958, respectively, shares issued and outstanding at March 31, 2013 and December 31, 2012)	346	345
Additional paid-in capital	47,491	47,107
Accumulated deficit	(43,669)	(42,678)
Accumulated other comprehensive income	3,030	3,914
Total Solitario shareholders’ equity	7,198	8,688
Noncontrolling interest	199	529
Total shareholders’ equity	7,397	9,217
Total liabilities and shareholders’ equity	$21,982	$23,483

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2013	2012
Costs, expenses and other:
Exploration expense	$ 362	$ 524
Depreciation and amortization	7	14
General and administrative	627	671
Gain on derivative instruments	(3)	(66)
Property abandonment and impairment	10	-
Interest expense	-	68
Interest and dividend income	(54)	(8)
Gain on sale of assets	-	(9)
Total costs, expenses and other	949	1,194
Other income (expense)
Gain on sale of marketable equity securities	-	332
Gain on warrant liability	99	-
Net loss of equity method investment	(313)	(109)
Total other income (expense)	(214)	223
Loss before income tax	(1,163)	(971)
Income tax benefit	169	109
Net loss	(994)	(862)
Less net loss attributable to noncontrolling interest	3	192
Net loss attributable to Solitario shareholders	$(991)	$(670)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	34,589	34,216

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2013	2012
Loss	$ (994)	$ (862)
Unrealized loss on marketable equity securities, net of deferred taxes	(884)	(889)
Comprehensive loss	$(1,878)	$(1,751)

Comprehensive loss attributable to Solitario shareholders	$(1,875)	$(1,559)
Comprehensive loss attributable to noncontrolling interests	(3)	(192)
Comprehensive loss	$(1,878)	$(1,751)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2013	2012
Operating activities:
Net loss	$ (994)	$ (862)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(3)	(66)
Depreciation and amortization	7	14
Loss on equity method investment	313	109
Gain on warrant liability	(99)	-
Employee stock option expense	125	174
Deferred income tax benefit	(169)	(109)
Amortization of discount on long-term debt	-	53
Property abandonment and impairment	10	-
(Gain) on asset and equity security sales	-	(332)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14)	239
Accounts payable and other current liabilities	33	(111)
Net cash used in operating activities	(791)	(891)
Investing activities:
Additions to mineral properties	(362)	(335)
Additions to other assets	-	(9)
Proceeds from mineral property sale receivable	4,000	-
Proceeds from sale of marketable equity securities	-	353
Net cash provided by investing activities	3,638	9
Financing activities:
Short-term borrowing (net)	-	787
Proceeds from exercise of options	183	-
Noncontrolling interest contribution, net	-	50
Proceeds from long-term debt	1,000	-
Payment to noncontrolling interest	(250)	(150)
Net cash provided by financing activities	933	687

Net increase (decrease) in cash and cash equivalents	3,780	(195)
Cash and cash equivalents, beginning of period	616	432
Cash and cash equivalents, end of period	$4,396	$237

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$ 35	$ -

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$ 145	$ -
Loan to noncontrolling interest	$ -	$ 49
Issuance of stock to noncontrolling interest	$ 77	$ 41
Transfer of contra-noncontrolling interest to noncontrolling interest upon earn-in	$ -	$ 531
Disproportionate share entry from noncontrolling interest to additional paid-in-capital upon earn-in	$ -	$2,983

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

           Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company (but not a company in the “Development Stage”) under Industry Guide 7, as issued by the United States Securities and Exchange Commission, with a focus on developing the Mt. Hamilton project located in Nevada. In addition to its Mt. Hamilton project, Solitario acquires and holds a portfolio of precious and base metal exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. At March 31, 2013, Solitario's mineral properties are located in the United States, Mexico, Brazil and Peru.

          The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2013 and 2012 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2013.

          These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Investment in Kinross

          Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at March 31, 2013, which consists of 670,000 shares of Kinross common stock. Solitario did not sell any of its shares of Kinross during the three months ended March 31, 2013. During the three months ended March 31, 2012 Solitario sold 30,000 shares of Kinross for net proceeds of $353,000 and recorded a gain on sale of $332,000. As of March 31, 2013 and December 31, 2012, Solitario has borrowed $1,500,000 in short-term margin loans against its holdings of Kinross shares. The short-term margin loans are discussed below under, “Short-term debt.” Subsequent to March 31, 2013 Solitario sold 10,000 shares of Kinross for proceeds of $54,000 and as of May 7, 2013 we own 660,000 shares of Kinross common stock which have a value of approximately $3.48 million based upon the market price of $5.28 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Equity method investments

          Solitario accounts for its investment in Pedra Branca do Mineracao, Ltd. (“PBM”) under the equity method as of July 21, 2010, when Anglo Platinum Limited (“Anglo”) earned a 51% interest in PBM. Solitario elected not to record its investment in PBM at fair value after July 21, 2010 and during the three months ended March 31, 2013 and 2012 recorded a reduction of $313,000 and $109,000, respectively, in its equity method investment for Solitario’s share of the loss of PBM during 2012 and 2011.

Employee stock compensation plans

          Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25%

of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three months ended March 31, 2013 and 2012, Solitario recorded $125,000 and $174,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

          On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

          There were no new options granted during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 options for 112,500 shares were exercised at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds of $7,000. No options were exercised during the three months ended March 31, 2012.

Earnings per share

          The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, Solitario excluded 2,480,900 and 2,433,400, respectively, potentially dilutive shares related to outstanding common stock options from the calculation because the effects were anti-dilutive. During the three months ended March 31, 2013, Solitario excluded an additional 1,624,748 shares related to warrants from the calculation because the effects were anti-dilutive.

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	March 31, 2013	December 31, 2012
Marketable equity securities at fair value	$5,683	$7,093
Cost	851	851
Accumulated other comprehensive income for unrealized holding gains	4,832	6,242
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	1,802	2,328
Accumulated other comprehensive income	$3,030	$3,914

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended March 31,
	2013	2012
Gross cash proceeds	$—	$353
Cost	—	21
Gross gain on sale included in earnings during the period	—	332
Deferred taxes on gross gain on sale included in earnings	—	(124)

Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	—	(208)
Gross unrealized holding loss arising during the period included in other comprehensive loss	(1,410)	(1,086)
Deferred taxes on unrealized holding loss included in other comprehensive loss	526	405
Net unrealized holding (loss) gain	(884)	(681)
Other comprehensive (loss) income from marketable equity securities	$(884)	$(889)

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,	December 31,
	2013	2012
Development (United States)
Mt. Hamilton	$9,790	$9,275
Exploration
Pachuca (Mexico)	20	20
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Mexico)	3	3
Cerro Azul (Peru)	3	3
La Promesa (Peru)	5	5
Atico (Peru)	—	5
Jaripo (Mexico)	—	5
Total exploration	42	52
Total mineral property	$9,832	$9,327

Mt. Hamilton

          On February 22, 2012, Solitario announced the completion of a feasibility study related to its Mt. Hamilton project (the “Feasibility Study”) prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, Solitario earned an 80% interest in MH-LLC, owner of the Mt. Hamilton project, and intends to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place.

          Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. During the three months ended March 31, 2013, Solitario capitalized a total of $515,000 of development costs related to our Mt. Hamilton project including $327,000 related to development expenditures, $8,000 of depreciation and $180,000 of interest. During the three months ended March 31, 2012 Solitario capitalized $220,000 of development costs at the Mt. Hamilton project. All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Discontinued projects

          During the three months ended March 31, 2013, Solitario recorded $10,000 of mineral property write-downs related to its Atico and Jaripo projects in Mexico. Solitario did not record any mineral property write-downs during the three months ended March 31, 2012.

Exploration expense

          The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2013	2012
Geologic and field expenses	$246	$237
Administrative	116	118
Mt. Hamilton exploration and development	—	169
Total exploration costs	$362	$524

3.         Other assets

         The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2013	2012
Deferred offering costs RMB Loan	$469	$518
Accumulated Mt. Hamilton advance royalty payments	300	300
Furniture and Fixtures, net of accumulated depreciation	128	143
Exploration bonds and other assets	110	111
Total other assets	$1,007	$1,072

          In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Long-term debt,” below.

4.       Short-term debt

          Solitario maintains a secured credit line agreement with UBS Bank, USA (“UBS Bank”). At March 31, 2013, the credit line is secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of 460,000 Kinross shares. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.20% as of March 31, 2013. The average interest rate was approximately 2.45% and 2.48%, respectively, for the three months ended March 31, 2013 and 2012. UBS Bank may change the base rate at any time. The UBS Bank credit line provides that Solitario may borrow up to $2 million and that Solitario maintain a minimum equity value percentage in its UBS brokerage account above 40%, based upon the value of its Kinross shares and any other assets held in Solitario's UBS brokerage account, less the value of its UBS Bank credit line and any other balances owed to UBS Bank. UBS Bank may modify the minimum equity value percentage of the loan at any time. In addition, if the equity value in Solitario's UBS brokerage account falls below the minimum equity value, UBS Bank may sell enough Kinross shares held in Solitario's UBS brokerage account or liquidate any other assets to restore the minimum equity value. At March 31, 2013, the equity value in Solitario's UBS brokerage account was 59%. At May 7, 2013, the balance outstanding in the UBS Bank credit line was $1,200,000, and the equity value in Solitario’s UBS brokerage account was 51%.

           Solitario also maintains a short-term margin account with RBC Capital Markets, LLC ("RBC"). At December 31, 2012, the credit line is secured by all of Solitario’s assets held in its RBC brokerage account, consisting primarily of 210,000 of Solitario’s Kinross shares. Solitario has utilized short-term margin loans from RBC, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. Solitario did not borrow against its short-term margin account during the three months ended March 31, 2013. The margin account calls for interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. The margin loan rate can be modified by RBC at any time. The margin loans are callable by RBC at any time. Per the terms of the margin loans, Solitario is required to maintain a minimum equity value in the account of 35%, based upon the value of its Kinross shares and any other assets held at RBC, less any short-term margin loan balance and any other balances owed to RBC. The equity value percentage may be modified by RBC at any time. If the equity value in Solitario's account at RBC falls below the minimum, RBC may call the loan, or may sell enough Kinross shares held in Solitario's brokerage account or liquidate any other assets to restore the minimum equity value. At March 31, 2013, Solitario had no outstanding borrowing on the RBC margin account and the equity balance in Solitario's account at RBC was 100%.

The following tables summarize Solitario’s short-term debt:

(in thousands)
UBS short-term credit line
Beginning balance December 31, 2012	$1,500
Borrowing	900
Repayments	(900)
Ending balance March 31, 2013	$1,500

(in thousands)	Three months ended March 31,
	2013	2012
Interest UBS short-term credit line	$8	$13
Interest RBC short-term margin loan	—	4
Total interest, short-term margin loans	$8	$17

During the three months ended March 31, 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

5.       Long-term debt

Augusta debt

          The following is the schedule of debt payments due Augusta Resources Corporation ("Augusta") as of March 31, 2013 and December 31, 2012:

(in thousands) Payment date	March 31, 2013	December31, 2012
June 1, 2013	750	750
June 1, 2014	750	750
June 1, 2015	1,000	1,000
Unamortized discount	(221)	(264)
Total	2,279	2,236
Current portion	741	727
Long-term debt	$1,538	$1,509

          During the three months ended March 31, 2013 and 2012, Solitario recorded $42,000 and $53,000, respectively, of interest for accretion of the debt discount related to MH-LLC long-term debt due to Augusta. During the three months ended March 31, 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above. On April 22, 2013, Solitario and Ely Gold and Minerals, Inc. (“Ely”) agreed to modify the terms of their agreement with regard to the payment due to Augusta on June 1, 2013. See Note 11, “Subsequent events,” below.

RMB Facility Agreement

          On August 10, 2012, Solitario entered into a Facility Agreement (the “Facility Agreement”) with RMB Australia Holdings Limited, an Australian corporation (“RMBAH”), and RMB Resources Inc., a Delaware corporation (“RMBR”) whereby Solitario may borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”) at any time during the 24 month period commencing on August 21, 2012, (the “Availability Period”), after which time any undrawn portion of the $5,000,000 commitment will be cancelled and will no longer be available for drawdown. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB warrants issued at the time Solitario entered into the Facility Agreement. The warrant discount is being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.28% at March 31, 2013. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance December 31, 2012	$1,500	$(573)	$927
Borrowing	1,000		1,000
Amortization of discount to interest cost	—	54	54
Ending balance March 31, 2013	$2,500	$(519)	1,981

Solitario recorded the following interest cost related to the RMB Loan:

(in thousands)	Three months ended March 31,
2013
Interest paid in cash	$27
Amortization of the RMB Warrants discount	54
Amortization of RMB deferred financing costs	49
Total interest expense related to the RMB Loan	$130

During the three months ended March 31, 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative instruments

RMB Warrants

          In August 2012, pursuant to the Facility Agreement, the Company issued 1,624,748 warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per Warrant Share, subject to customary anti-dilution adjustments. Solitario has recorded a liability as of March 31, 2013 and December 31, 2012 of $1,039,000 and $1,138,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a gain on the RMB Warrants of $99,000 during the three months ended March 31, 2013 based upon a Black-Scholes model as of March 31, 2013 using a 29 month-life, a volatility of 65% a stock price of $1.60 per share and a risk free interest rate of 0.29%.

Ely Warrants

          In connection with the equity investment in Ely during 2010, Solitario acquired warrants to purchase 1,666,666 shares of Ely common stock at Cdn$0.25 per share for a period of two years. The warrants expired unexercised during 2012. Solitario recorded an unrealized gain on derivative instrument of $66,000 in the statement of operations for a net gain related to the Ely warrants for the three months ended March 31, 2012.

Covered Call Options

          From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. At December 31, 2012 Solitario had sold options covering 50,000 shares of Kinross, recorded as a $3,000 current liability, which expired unexercised in February 2013. Solitario recorded a gain of $3,000 on these covered call options during the three months ended March 31, 2013. As of March 31, 2013 Solitario has no outstanding covered call options. Solitario has not designated its covered calls as hedging instruments as described in ASC 815 and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.

7.         Fair value

          For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate and RMB warrants are carried at their estimated fair value based on a Black-Scholes option pricing model.

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

         The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2013 and 2012 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$5,683	$—	$—	$5,683
Liabilities
RMB warrants	—	1,039	—	1,039

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$7,093	$—	$—	$7,093
Liabilities
RMB warrants	—	1,138	—	1,138

8.        Income Taxes

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

          Primarily as a result of the built-in-gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $256,000 and $963,000 at March 31, 2013 and December 31, 2012.

          During the first quarter of 2013, Solitario recorded a $169,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $526,000 to other comprehensive income related to net unrealized losses of $1,410,000 on marketable equity securities. During the first quarter of 2012, Solitario recorded a $109,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $529,000 to other comprehensive income related to net unrealized losses of $1,418,000 on marketable equity securities.

9.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2012	34,479,958	$345	$47,107	$(42,678)	$3,914	$8,688	$529	$9,217

Exercise of stock options for cash	117,500	1	182			183		183
Issuance of shares to noncontrolling shareholder for future earn-in	50,000	-	77	-	-	77	(77)	-
Issuance of cash to noncontrolling shareholder for future earn-in	-	-	-	-	-	-	(250)	(250)
Stock option expense	-	-	125	-	-	125	-	125
Net loss	-	-	-	(991)	-	(991)	(3)	(994)
Net unrealized loss on marketable equity securities	-	-	-	-	(884)	(884)	-	(884)
Balance at March 31, 2013	34,647,458	$346	$47,491	$(43,669)	$3,030	$7,198	$199	$7,397

          During the three months ended March 31, 2013, Solitario paid DHI Minerals (US), Ltd. (“DHI”) $250,000 in cash and delivered 50,000 shares of Solitario common stock to DHI, in accordance with the terms of the letter of intent between Solitario, DHI and Ely Gold and Minerals Inc. See Note 10, “Ely Gold investment and the Mt. Hamilton joint venture” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.       Segment Reporting

        Solitario operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.” The following summarizes Solitario segment activity for the three months ended March 31, 2013 and 2012:

(in thousands)	Three months ended March 31, 2013
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$—	$362	$—	$362
Interest expense (2)	—	—	—	—
Other (1)	7	351	443	801
Pre-tax loss	$7	$713	$443	$1,163
Total assets (3)(4)	$14,236	$1,395	$6,351	$21,982
Capital Expenditures (2)	$515	$—	$—	$515

(1)	Exploration expense other includes loss on unconsolidated subsidiary of $313
(2)	Interest cost of $180 and depreciation of $8 have been capitalized to Mt. Hamilton mineral properties.
(3)	Exploration total assets include investment in unconsolidated subsidiary of $852.
(4)	Corporate and other total assets include investment in marketable equity securities of $5,683.

(in thousands)	Three months ended March 31, 2012
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$169	$355	$—	$524
Interest expense	53	—	15	68
Other (1)(3)	12	312	55	379
Pre-tax loss	$234	$667	$70	$971
Total assets (2)(4)	$9,277	$1,895	$9,295	$20,467
Capital Expenditures	$355	$—	$9	$364

(1)	Exploration expense other includes loss on unconsolidated subsidiary of $109
(2)	Exploration total assets include investment in unconsolidated subsidiary of $1,544.
(3)	Corporate and other includes gain on sale of marketable equity securities of $332
(4)	Corporate and other total assets include investment in marketable equity securities of $8,921

11.        Subsequent events

          On April 22, 2013, Solitario entered into an agreement, (the “Letter Agreement”) between Solitario, Ely and DHI. The Letter Agreement modified certain terms and conditions of the letter of intent dated August 26, 2010 between Solitario, Ely and DHI, as amended, in the MH-LLC OA Side Agreement between Solitario Ely, DHI, RMBAH and RMBR dated August 21, 2012 (both agreements collectively the “LOI, as amended”). Under the Letter Agreement, Ely exercised its right to reduce Solitario’s required subscription of $750,000 due on May 1, 2013 to $500,000, proceeds of which Ely is required to use to pay a portion of the $750,000 payment due on June 1, 2013 due to Augusta. See Note 5, “Long-term debt” above. Ely agreed to pay the remaining $250,000 of the payment due to Augusta from their funds. Concurrent with the Letter Agreement, Solitario delivered a subscription agreement, (the “Subscription Agreement”) to Ely for the subscription of 5,131,150 shares of Ely common stock at a price of Cdn$0.10 as of April 22, 2013. Solitario paid Ely $500,000 in cash and received the 5,131,150 shares of Ely common stock after Ely’s acceptance of the Subscription Agreement. The delivery and acceptance of the Subscription Agreement, and payment of the subscription price of $500,000, satisfied Solitario’s obligations with respect to the June 1, 2013 payment due Augusta.

          On April 24, 2013, Solitario borrowed an additional $1,000,000 on the RMB Loan and as of May xx, 2013, owes $3,500,000 on the RMB Loan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2012 and 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2012. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

         We are a development stage company (prior to the completion of the Feasibility Study on February 22, 2012 we were an exploration stage company) with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We have an 80% interest in the Mt. Hamilton project and intend to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place. The Mt. Hamilton project is discussed below under “Ely Gold Investment and the Mt. Hamilton Joint Venture.” In addition, we acquire and hold a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us or through a joint venture, and we currently intend to develop the Mt. Hamilton project, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty.

(b) Recent Developments

RMB Loan and Kinross common stock

         During the three months ended March 31, 2013, we borrowed an additional $1,000,000 on our RMB Loan and owe $2,500,000 as of March 31, 2013. See Note 5, “Long-term debt” for additional discussion of the RMB Loan. In addition, as of May 7, 2013, the price of Kinross common stock has fallen to $5.28, which is below our assumed price for 2013 for budgeting purposes of $10 per share. As a result of the reduction of the price of a share of Kinross common stock we have taken steps to significantly reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. We have adequate working capital and cash to meet our planned 2013 expenditures and have no plan to reduce our planned 2013 permitting and development expenditures at our Mt. Hamilton project. See “Liquidity and Capital Resources,” below for an additional discussion of our capital resources.

(c) Results of Operations

Comparison of the quarter ended March 31, 2013 to the quarter ended March 31, 2012

          We had a net loss attributable to Solitario shareholders of $991,000, or $0.03 per basic and diluted share for the three months ended March 31, 2013 compared to a net loss attributable to Solitario shareholders of $670,000 or $0.02 per basic and diluted share for the three months ended March 31, 2012. As explained in more detail below, the primary reason for the increase in the loss in the first three months of 2013 compared to the loss in the first three months of 2012 was (i) a reduction in the gain on sale on marketable equity securities from $332,000 during the three months ended March 31, 2012 to no gain as we did not sell any of our Kinross stock in the three months ended March 31, 2013; (ii) an increase in the net loss of equity method investment of $313,000 during the three months ended March 31, 2013 compared a net loss of equity method investment of $109,000 during the same period in 2012 and (iii) a reduction in the net loss attributable to noncontrolling interest to $3,000 during the three months ended March 31, 2013 from $192,000 in the same period of 2012. These were partially offset by a reduction in exploration expense to $362,000 during the three months ended March 31, 2013 compared to exploration expense of $524,000 during the same period of 2012 and the gain on warrant liability recognized during the three months ended March 31, 2013 when there was no similar item during the three months ended March 31, 2012. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $362,000 during the first quarter of 2013 compared to exploration expense of $524,000 during the first quarter of 2012. During the three months ended March 31, 2013 we capitalized $327,000 of development costs at our Mt. Hamilton project, which significantly reduced costs charged to exploration expense. In addition we capitalized $8,000 of depreciation to Mt. Hamilton during the three months ended March 31, 2013. During the first three months of 2012 we incurred $389,000 for exploration and development at our Mt. Hamilton project, of which we capitalized $220,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects were comparable as we recorded exploration expense of $362,000 for these costs during the three months ended March 31, 2013 compared to $355,000 during the first three months of 2012. Our non-Mt. Hamilton activities were primarily related to reconnaissance exploration during the first three months of both 2013 and 2012. We anticipate our future exploration activities will be reduced during the remainder of 2013 compared to 2012 as a result of reduced activity in both Mexico and Peru. However, we anticipate continuing to acquire mineral properties, on a limited basis, either through staking, joint venture or lease, in Latin America during 2013. Our 2013 budget for the Mt. Hamilton project is approximately $2,043,000 in expenditures, all of which we anticipate we will capitalize. We also have budgeted approximately $1,675,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2013, which will also be capitalized.

Exploration expense (in thousands) by project for the three months ended March 31, 2013 and 2012 consisted of the following:

	March 31,	March 31,
Project Name	2013	2012
Mt. Hamilton, net of $327 and $220 capitalized development costs	$—	$169
Pachuca	6	7
Pedra Branca, net	—	(10)
Espanola	—	11
Jaripo	—	12
Mercurio	—	3
Norcan	—	2
Triunfo	—	1
Reconnaissance	356	329
Total exploration expense	$362	$524

          As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI currently owns a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $3,000 for DHI’s share of the losses at MH-LLC during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recorded a noncontrolling interest credit of $192,000 for DHI’s share of the losses at MH-LLC during that period. However, because we capitalize our costs related to the Mt. Hamilton project, the losses at MH-LLC have been reduced to a minimal amount of certain administrative, non-development costs with a concurrent reduction in the noncontrolling interest credit. We do not anticipate recording any significant credits for losses attributable to noncontrolling interest for the remainder of 2013. Also see Note 9, “Shareholders’ Equity, comprehensive loss and noncontrolling interest” and Note 2, “Mineral Property,” to the unaudited condensed consolidated financial statements.

          General and administrative costs, excluding stock option compensation costs discussed below, were $502,000 during the first three months of 2013 compared to $497,000 in the first three months of 2012. The major components of these costs were related to (i) salaries and benefit expense during the first three months of 2013 of $248,000 compared to salaries and benefit expense of $283,000 in the same period of 2012; (ii) legal and accounting expenditures of $68,000 in the first three months of 2013 compared to $60,000 in the same period of 2012; and (iii) travel and shareholder relation costs of $143,000 during the first three months of 2013 compared to $117,000 in the same period of 2012, which increased as a result of additional efforts during 2013 to inform the investment community of our recent accomplishments at the Mt. Hamilton project. Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $125,000 during the three months ended March 31, 2013 compared to $174,000 for the same period of 2012, which decreased as a result of options previously granted becoming fully vested during the quarter ended March 31, 2013. We anticipate our full year general and administrative costs will be less during 2013 compared to 2012 primarily as a result of reductions in activities in our Latin American exploration and the capitalization of certain salary costs to Mt. Hamilton for the full year of 2013.

          During the three months ended March 31, 2013 we did not sell any shares of Kinross. During the three months ended March 31, 2012 we sold 30,000 shares of Kinross for net proceeds of $353,000 and recorded a gain on sale of $332,000. We have estimated we will sell approximately 320,000 shares of Kinross over the next year, which are recorded as a current asset of $2,538,000 at March 31, 2013. See also "Liquidity and Capital Resources," below.

          As a result of the classification of our RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations. Solitario recorded a gain on the RMB Warrants of $99,000 for the three months ended March 31, 2013, based upon a Black-Scholes model. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future. There was no similar item during the same period of 2012.

          We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2013 we recorded $10,000 of mineral property write downs related to our Jaripo and Atico properties in Mexico. During the three months ended March 31, 2012, we recorded no property impairments.

          We recorded a deferred tax benefit of $169,000 during the first three months of 2013 compared to a deferred tax benefit of $109,000 during the first three months of 2012. The increased deferred tax benefit is primarily related an increase in taxable loss during the three months ended March 31, 2013 because we did not sell any Kinross compared to the same period of 2012 when we recorded a gain on sale of Kinross of marketable equity securities of $332,000 from the sale of 30,000 shares of Kinross. In addition we had an increase in interest costs which are deductible for United States income tax purposes during the three months ended March 31, 2013 compared to the same period of 2012. These reductions in taxable gain on sale and increases in deductible expenditures were partially offset by a reduction in deductible exploration and development costs related to Mt. Hamilton which decreased to $327,000 during the three months ended March 31, 2013 compared to costs of $389,000 during the three months ended March 31, 2012. As a result of utilizing short-term debt financing and the ability to reduce taxable income from the proceeds of sales of Kinross common stock with a portion of development costs at Mt. Hamilton and United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2013. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Short-term debt

          See a summary of our short-term debt in Note 4, “Short-term debt” to the unaudited condensed consolidated financial statements.

          We have used our short-term debt as an alternative source of capital to selling our Kinross stock. We anticipate we will borrow money using short-term margin loans as necessary, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2013. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada. As of March 31, 2013 we anticipate the taxable portion of gain from the sale of Kinross common stock sold during 2013 will not exceed our anticipated United States tax deductible expenses, and our available net operating loss carry forwards for 2013, and accordingly, we do not anticipate having any currently payable United States income taxes for 2013.

          As of March 31, 2013, we have borrowed $1,500,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between us and UBS Bank. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.20% as of March 31, 2013. At March 31, 2012 we had borrowed $2,000,000 from UBS. We recorded $8,000 in capitalized interest cost related to the UBS credit line for the three months ended March 31, 2013 compared to $13,000 recorded as interest expense for the three months ended March 31, 2012.

          As of March 31, 2013, and during the three months ended March 31, 2013 we did not utilize our margin loan at RBC Capital Markets, LLC ("RBC"). At March 31, 2012 we had $792,000 in short-term margin loans at RBC, using Solitario's investment in Kinross held at RBC as collateral for the short-term margin loans. During the three months ended March 31, 2012, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. We recorded $4,000 of interest expense related to the short term-margin loans for the three months ended March 31, 2012.

          Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. As discussed above and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K, any significant decline in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. As of May 7, 2013, the price of Kinross common stock has fallen to $5.28. In response to this price decline, as of May 7, 2013, we reduced our short-term margin loan with UBS Bank to $1,200,000 and as of May 7, 2013 have an equity balance in our UBS Bank brokerage account of 51%. In addition, we have taken steps to reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. If the price of Kinross stock declines further, we may be required to sell additional shares of Kinross, to further reduce our existing short-term margin borrowing, to further reduce our planned expenditures and/or obtain additional debt financing or issue equity to fund our operations. See a discussion of our planned 2013 expenditures below under “Investment in Marketable Equity Securities.” Our maximum amount of short-term borrowing was $1,900,000, including accrued interest, during the three months ended March 31, 2013. Our average short-term borrowing during the three months ended March 31, 2013 was $1,509,000.

          We anticipate our existing cash balance, any additional proceeds from short-term borrowing, proceeds from the sale of Kinross and any additional proceeds from the RMB Loan, discussed above, will provide adequate funds for our operations for the next year.

Long-term debt

          See a summary of our long-term debt in Note 5 “Long-term debt” to the unaudited condensed consolidated financial statements.

Augusta debt

          As of March 31, 2013, we are obligated to make the remaining payments to Augusta totaling $2,500,000, including $750,000 during 2013, which are to be in the form of private placement investments in Ely common stock. However on April 22, 2013 we entered into an amendment of our agreement with Ely, whereby Ely exercised its right to reduce our subscription for their common stock to $500,000 and we acquired 5,131,150 shares of Ely common stock at a price of Cdn$0.10 per share. This subscription met our requirement to pay the 2013 $750,000 Augusta payment. See Note 11, “Subsequent events” to the unaudited condensed consolidated financial statements. During the three months ended March 31, 2013 and 2012 we accrued $42,000 and $53,000 of interest cost related to the Augusta debt. As of May 7, 2013, we have a commitment to pay the remaining $1,750,000 Augusta debt in the form of private placements in Ely common stock , with $750,000 to be subscribed on or before May 1, 2014 and $1,000,000 required to be subscribed on or before May 1, 2015. However, Ely has the right to self-fund all, or a portion of, the Augusta debt payments, which would reduce or eliminate our requirement to subscribe to these Ely private placements.

RMB Facility Agreement

          During the three months ended March 31, 2013 we borrowed an additional $1,000,000 on the RMB Facility Agreement and as of March 31, 2013 we owe $2,500,000 on the RMB Loan. During the three months ended March 31, 2013 we paid $27,000 in cash for interest on the RMB Loan. During the three months ended March 31, 2013 we incurred $50,000 in interest cost for the amortization of deferred offering costs related to the RMB Loan and we incurred $54,000 of interest cost related to the warrant discount associated with the RMB warrants issued in connection with the Facility Agreement. On April 24, 2013, we borrowed an additional $1,000,000 on the RMB Loan and as of May 7, 2013 we have $1,500,000 of available borrowing under the Facility Agreement. The use of these proceeds are limited to development expenditures at Mt. Hamilton, earn-in payments for MH-LLC and approved budgeted general corporate purposes as further described in Note 5, “Long-term debt” to our unaudited condensed consolidated financial statements.

RMB warrants

          Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of March 31, 2013 the RMB Warrants have an estimated fair value of approximately $1,039,000 and we recorded a gain of $99,000 on the fair value of the RMB Warrants during the three months ended March 31, 2013; however we do not expect RMBAH to exercise any of these warrants during the next year.

Investment in Marketable Equity Securities

          Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 670,000 shares of Kinross common stock at both March 31, 2013 and December 31, 2012. The Kinross shares are recorded at their fair value of $5,313,000 and $6,512,000 at March 31, 2013 and December 31, 2012, respectively. We did not sell any Kinross shares during the three months ended March 31, 2013. During the three months ended March 31, 2011, we sold we sold 30,000 shares of Kinross stock for proceeds of $353,000 resulting in a gain of $332,000. Subsequent to March 31, 2013 we sold 10,000 shares of Kinross for proceeds of $54,000 and as of May 7, 2013 we own 660,000 shares of Kinross. As of May 7, 2013, the price of Kinross common stock has fallen to $5.28, which is below our assumed price for 2013 for budgeting purposes of $10 per share. Accordingly, subsequent to March 31, 2013, we reduced our short-term margin loan with UBS Bank to $1,200,000 and as of May 7, 2013 have an equity balance in our UBS Bank brokerage account of 51%. In addition, we have taken steps to reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $9.87 per share to a low of $7.46 per share during the three months ended March 31, 2013.

          We have budgeted the anticipated sale of 360,000 shares of Kinross stock during 2013 for assumed proceeds of $3,600,000. However, as a result of the recent reduction of the price of a share of Kinross common stock after March 31, 2013 we may either sell more shares of Kinross during 2013 than originally planned, sell some or all of our investments in other marketable equity securities, including Ely, or raise additional debt or equity or a combination of such factors. However there can be no assurance that sources of additional debt or equity financing will be available on acceptable terms if at all. We have adequate working capital and cash to meet our planned 2013 expenditures and have no plan to reduce our planned 2013 Mt. Hamilton permitting and development expenditures.

          In addition we own other marketable equity securities with a fair value of $370,000 and $581,000 as of March 31, 2013 and December 31, 2012, respectively. Included in these securities are 430,000 shares of TNR that are classified as marketable equity securities available for sale and are recorded at their fair value of $30,000 as of March 31, 2013 and 3,333,333 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair value at March 31, 2013 of $328,000. As a result of the completion of the purchase of Ely common stock discussed in Note 11, “Subsequent events” to the unaudited condensed consolidated financial statements, as of May 7, 2013, we own 8,464,483 shares of Ely.

          At March 31, 2013 and December 31, 2012, we have classified $2,538,000 and $3,110,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three months ended March 31, 2013, we recorded an other comprehensive loss on marketable equity securities of $1,410,000 less a related deferred tax benefit of $526,000.

Working Capital

          We had working capital of $4,119,000 at March 31, 2013 compared to working capital of $4,245,000 as of December 31, 2012. Our working capital at March 31, 2013 consists primarily of our cash and cash equivalents and the current portion of our investment in marketable equity securities of $2,538,000, less our short-term margin loans of $1,500,000, current portion of long-term debt of $741,000, accounts payable of $430,000 and current deferred income taxes of $256,000 related to our planned sales of Kinross common stock during the next year. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock.

          Cash and cash equivalents were $4,396,000 as of March 31, 2013 compared to $616,000 at December 31, 2012. During the three months ended March 31, 2013 we received a $4,000,000 payment of a receivable related to the sale of a royalty interest on our Mt. Hamilton project during 2012.

          The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional resources to develop our Mt. Hamilton project or if we choose to develop any of our other mineral deposits on our own. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

          During the first three months of 2013, 112,500 options were exercised at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds $7,000. During the three months ended March 31, 2012 no options were exercised from the 2006 Plan. None of our outstanding options from the 2006 Plan expire during 2013. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2013.

(e) Cash Flows

          Net cash used in operations during the first quarter of 2013 decreased to $791,000 compared to $891,000 for the first quarter of 2012 primarily as a result of the capitalization of exploration and development expenditures at our Mt. Hamilton project and the capitalization of interest costs paid in cash during 2013, both of which reduced the costs included in the statement of operations loss during 2013. Based upon projected expenditures in our 2013 budget, we anticipate continued use of funds from operations through the remainder of 2013. See Results of Operations discussed above for further explanation of some of these variances.

          We provided $3,638,000 in cash from investing activities during the three months ended March 31, 2013 compared to $9,000 in cash from investing activities during the three months ended March 31, 2012. The increase in cash provided from investing activities is primarily related to the payment of a $4,000,000 receivable related to the sale of a royalty interest on our Mt. Hamilton project during 2012. This increase in cash during 2013 was partially offset by the reduction in proceeds from the sale of Kinross during the first three months of 2013, when there were no sales of Kinross compared to the sale of 30,000 shares of Kinross for net proceeds of $353,000 during the first three months of 2012. We anticipate continued sales of shares of Kinross during the remainder of 2013 as discussed above under “Liquidity and Capital Resources.”

          Net cash provided from financing activities for the three months ended March 31, 2013 were primarily related to the proceeds from a $1,000,000 borrowing on long-term debt from RMB compared to the receipt of $787,000 in funds from short term borrowing during the three months ended March 31, 2012. Both of which were partially offset by payments of $250,000 and $150,000, respectively to DHI as part of our earn-in payments for MH-LLC during the three months ended March 31, 2013 and 2012. We may obtain additional cash from financing activities during 2013 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

          As of March 31, 2013 and December 31, 2012 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

          There have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012, except as it relates to the reduction in the Augusta payment discussed above in Note 11, “Subsequent events” to the unaudited condensed consolidated financial statements.

(h) Discontinued Projects

        During the three months ended March 31, 2013, we recorded $10,000 of mineral property write-downs related to our Atico and Jaripo projects in Mexico. We did not record any mineral property write-downs during the three months ended March 31, 2012.

(i) Critical Accounting Estimates

         Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2013, we have not adopted any additional accounting policies.

(j) Related Party Transactions

          As of March 31, 2013, and for the three months ended March 31, 2013, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

          There are no recent accounting pronouncements, adopted in the three months ended March 31, 2013 or issued by the FASB during the first three months of 2013 that would have a material impact upon Solitario.

(l) Forward Looking Statements

          This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 and the risks described in Item 1A of Part II in this report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

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

Item 4.   Controls and Procedures

          The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 1A. Risk Factors

           There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

May 7, 2013 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Filed herewith