Form 10-K/A
period 2012-12-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2013-05-21
CIK 917225

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on April 29, 2013 are incorporated by reference into Part III, as specifically set forth in Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Solitario Exploration & Royalty Corp. (the “Company”) for the fiscal year ended December 31, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing inadvertently (i) incorrectly set forth the name of the independent registered accounting firm, EKS&H LLLP, listed in Item 23.1 of the Exhibit Index contained in Item 15 of Part IV and (ii) failed to include Exhibit 23.2, the consent of SRK Consulting (U.S.) Inc.

This Amendment is being filed solely to (i) correct the name of the independent registered accounting firm, EKS&H LLLP, in Item 23.1 of the Exhibit Index contained in Item 15 of Part IV and (ii) file Exhibit 23.2 that was intended to be filed with the Original Filing.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

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

Item 15. Exhibits, Financial Statement Schedules

INDEX TO EXHIBITS

Description
3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.2 to Solitario’s Form 10-Q filed on August 7, 2008)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

10.1	Facility Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on August 16, 2012)

10.2	Security Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on August 16, 2012)

10.3	Pledge Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.4 to Solitario’s Form 8-K filed on August 16, 2012)

10.4	Side Agreement dated August 10, 2012 between Solitario, RMBAH, RMBR, DHI-US and Ely. (incorporated by reference to Exhibit 99.5 to Solitario’s Form 8-K filed on August 16, 2012)

10.5	Net smelter royalty agreement for purchase of a 2.4% NSR Royalty by Sandstorm for $10 million by and among MH-LLC, Solitario and Sandstorm dated June 11, 2012. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on June 13, 2012)

10.6	Subscription agreement between Solitario and Mr. Christopher E. Herald. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on July 2, 2012)

10.7	Subscription agreement between Solitario and Mr. James R. Maronick. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on July 2, 2012)

10.8	Amendment of the Mt. Hamilton LLC Operating Agreement dated June 28, 2012 between Solitario and DHI Minerals (US), Ltd. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on July 2, 2012)

10.9	Letter Agreement dated June 28, 2012 between Solitario and DHI Minerals (US), Ltd. (incorporated by reference to Exhibit 99.4 to Solitario’s Form 8-K filed on July 2, 2012)

10.10	Purchase Agreement for a royalty buy-down by and among MH-LLC, Solitario Exploration & Royalty Corp. and Centennial, dated May 17, 2011 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on May 18, 2011)

10.11	Letter agreement between Solitario Exploration & Royalty Corp. and DHI-US with respect to the funding of the Purchase Price and related amendments to the MH-LLC Operating Agreement dated May 17, 2011 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on May 18, 2011)

10.12	Letter of intent between Solitario Exploration & Royalty Corp. and Ely Gold & Minerals Inc. regarding private placement and the Mt. Hamilton joint venture (incorporated by reference to Exhibit 99.1 to Solitario’s 8-K filed on September 1, 2010)

10.13	Limited Liability Company Operating Agreement of Mt. Hamilton LLC between Solitario Exploration & Royalty Corp. and DHI Minerals (U.S.) Ltd. dated December 22, 2010 (incorporated by reference to Exhibit 99.2 to Solitario’s 8-K filed on December 28, 2010)

10.14	Limited Liability Company Contribution Agreement among Solitario Exploration & Royalty Corp., DHI Minerals (U.S.) Ltd. and Mt. Hamilton LLC dated December 22, 2010 (incorporated by reference to Exhibit 99.3 to Solitario’s 8-K filed on December 28, 2010)

10.15	Solitario Resources Corporation 2006 Stock Option Incentive Plan (As Amended), an amendment of the Solitario Resources Corporation 2006 Stock Option Incentive Plan (incorporated by reference to Exhibit A to Solitario's Proxy Statement Pursuant to Section 14(a) filed on April 30, 2007)

10.16	Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.17	Stock Purchase Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Mining Corporation of Canada Limited (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on January 20, 2005)

10.18	Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

10.19	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.20	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.21	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.22	Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Bongará project in Peru between Minera Bongará S.A., Minera Solitario Peru S.A.C, Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.23	Shareholders Agreement relating to the Pedra Branca Project in Brazil, between Anglo Platinum Brasil, S.A. and Altoro Mineracao, LTDA and Pedra Branca do Brasil Mineração S.A. and Rustenburg Platinum Mines Limited and Solitario Resources Corporation dated April 24, 2007 (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on October 4, 2007)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1	Subsidiaries of Solitario Exploration & Royalty Corp.

23.1	Consent of EKS&H LLLP

23.2*	Consent of SRK Consulting (U.S.) Inc.

24.1	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements, with detailed tagging. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

* Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	May 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/
Christopher E. Herald, Chief Executive Officer		Principal Executive Officer and Director	May 21, 2013

/s/
James R. Maronick, Chief Financial Officer		Principal Financial and Accounting Officer	May 21, 2013
| | | | | | | | | | | | | | |
/s/
Mark E. Jones, III **
A majority of
/s/		the Board of	May 21, 2013
Brian Labadie **		Directors

/s/
Leonard Harris **

/s/
John Hainey **

**By James R. Maronick, attorney-in-fact pursuant to power of attorney granted in the Original Filing.