Form 10-Q
period 2013-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2013-08-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2013

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

 There were 37,134,350 shares of $0.01 par value common stock outstanding as of August 6, 2013.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,351	$616
Investments in marketable equity securities, at fair value	1,326	3,110
Royalty sale receivable	—	4,000
Prepaid expenses and other	173	210
Total current assets	4,850	7,936

Mineral properties	10,571	9,327
Investments in marketable equity securities, at fair value	2,696	3,983
Equity method investment	427	1,165
Other assets	942	1,072
Total assets	$19,486	$23,483

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$289	$398
Short-term margin loan	1,118	1,500
Current portion long-term debt	700	727
Deferred income taxes	—	963
Other	100	103
Total current liabilities	2,207	3,691

Long-term debt, net of discount	3,902	2,437
Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	282	1,138
Total non-current liabilities	11,184	10,575
Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (34,682,458 and 34,479,958, respectively, shares issued and outstanding at June 30, 2013 and December 31, 2012)	347	345
Additional paid-in capital	48,099	47,107
Accumulated deficit	(44,107)	(42,678)
Accumulated other comprehensive income	1,361	3,914
Total Solitario shareholders’ equity	5,700	8,688
Noncontrolling interest	395	529
Total shareholders’ equity	6,095	9,217
Total liabilities and shareholders’ equity	$19,486	$23,483

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Costs, expenses and other:
Exploration expense	$336	$554	$698	$1,078
Depreciation and amortization	9	13	16	27
General and administrative	517	621	1,144	1,292
Loss (gain) on derivative instruments	—	120	(3)	54
Property abandonment and impairment	3	—	13	—
Interest expense	—	73	—	141
Interest and dividend income	(2)	(39)	(56)	(47)
Gain on sale of assets	(11)	—	(11)	(9)
Total costs, expenses and other	852	1,342	1,801	2,536
Other income (expense)
Gain on sale of marketable equity securities	270	1,132	270	1,464
Gain on warrant liability	758	—	857	—
Equity in net loss of equity method investment	(425)	(137)	(738)	(246)
Total other income	603	995	389	1,218
Loss before income tax	(249)	(347)	(1,412)	(1,318)
Income tax expense	(193)	(113)	(24)	(4)
Net loss	(442)	(460)	(1,436)	(1,322)
Less net loss attributable to noncontrolling interest	4	75	7	267
Net loss attributable to Solitario shareholders	$(438)	$(385)	$(1,429)	$(1,055)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	34,659	34,240	34,561	34,228

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Loss	$(442)	$(460)	$(1,436)	$(1,322)
Unrealized loss on marketable equity securities, net of deferred taxes	(1,669)	(1,700)	(2,553)	(2,589)
Comprehensive loss	$(2,111)	$(2,160)	$(3,989)	$(3,911)

Comprehensive loss attributable to Solitario shareholders	$(2,107)	$(2,085)	$(3,982)	$(3,644)
Comprehensive loss attributable to noncontrolling interests	(4)	(75)	(7)	(267)
Comprehensive loss	$(2,111)	$(2,160)	$(3,989)	$(3,911)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(1,436)	$(1,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on derivative instruments	(3)	54
Depreciation and amortization	16	27
Loss on equity method investment	738	246
Gain on warrant liability	(857)	—
Employee stock option expense	192	348
Deferred income tax expense	24	4
Amortization of discount on long-term debt	—	102
Property abandonment and impairment	13	—
Gain on asset and equity security sales	(281)	(1,464)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25	72
Accounts payable and other current liabilities	(108)	46
Net cash used in operating activities	(1,677)	(1,887)
Investing activities:
Additions to mineral properties	(914)	(1,047)
Additions to other assets	(5)	(9)
Proceeds from mineral property sale receivable	4,000	6,000
Proceeds from other asset sales	17	—
Proceeds from sale of marketable equity securities	313	1,591
Net cash provided by investing activities	3,411	6,535
Financing activities:
Short-term borrowing (net)	(382)	1,105
Repayment of long-term debt	(750)	(750)
Contribution from noncontrolling interest	250	—
Proceeds from sale of common stock	—	275
Proceeds from exercise of options	183	—
Noncontrolling interest contribution, net	—	50
Proceeds from long-term debt	2,000	—
Distribution to noncontrolling interest	(50)	—
Payment to noncontrolling interest	(250)	(150)
Net cash provided by financing activities	1,001	530

Net increase in cash and cash equivalents	2,735	5,178
Cash and cash equivalents, beginning of period	616	432
Cash and cash equivalents, end of period	$3,351	$5,610

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$86	$—

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$287	$—
Repayment of loan to noncontrolling interest	$—	$373
Royalty sale receivable	$—	$4,000
Issuance of stock for mineral property	$41
Issuance of stock to noncontrolling interest	$77	$41
Transfer of contra-noncontrolling interest to noncontrolling interest upon earn-in	$—	$531
Disproportionate share entry from noncontrolling interest to additional paid-in-capital upon earn-in	$—	$2,983

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company (but not a company in the “Development Stage”) under Industry Guide 7, as issued by the United States Securities and Exchange Commission, with a focus on developing the Mt. Hamilton project located in Nevada. In addition to its Mt. Hamilton project, Solitario acquires and holds a portfolio of precious and base metal exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. At June 30, 2013, Solitario's mineral properties are located in the United States, Mexico, Brazil and Peru.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2013 and 2012 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2013.

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

Investment in Kinross

Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at June 30, 2013 and December 31, 2102, which consists of the following:

(in thousands)	June 30, 2013	December 31, 2012
Shares	610	670
Fair value
Current assets	$1,326	$3,110
Long term assets	$1,785	$3,402

During the three and six months ended June 30, 2013 and 2012, Solitario sold the following shares of Kinross:

(in thousands)	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Shares sold	60	150	60	180
Proceeds	$313	$1,238	$313	$1,591
Gain on sale	$270	$1,132	$270	$1,464

As of June 30, 2013 and December 31, 2012, Solitario has borrowed $1,118,000 and $1,500,000 in short-term margin loans against its holdings of Kinross shares. The short-term margin loans are discussed below under, “Short-term debt.” Subsequent to June 30, 2013 Solitario sold 10,000 shares of Kinross for proceeds of $45,000 and as of August 6, 2013 we own 600,000 shares of Kinross common stock which have a value of approximately $2.98 million based upon the market price of $4.96 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant decline in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Equity method investments

Solitario accounts for its 49% investment in Pedra Branca do Mineracao, Ltd. (“PBM”) under the equity method. During the three and six months ended June 30, 2013 Solitario recorded a reduction of $425,000 and $738,000, respectively, in its equity method investment for Solitario’s share of the loss of PBM. During the three and six months ended June 30, 2012 Solitario recorded a reduction of $137,000 and $246,000, respectively, in its equity method investment for Solitario’s share of the loss of PBM. . During the three and six months ended June 30, 2013 and 2012 PBM had no revenues.

Employee stock compensation plans

On June 18, 2013 Solitario’s shareholders approved the 2013 Solitario Exploration and Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, the Board of Directors may grant awards for up to 1,750,000 shares to Directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.

During the three and six months ended June 30, 2013, Solitario granted a stock option for 120,000 shares with an exercise price of $1.14, the closing price of a shares of Solitario common stock as quoted on the NYSE-MKT on the date of the grant. The option has term of five years, vested 25% on the date of grant and 25% on each subsequent anniversary date, and a grant date fair value of $78,000, based upon a Black-Scholes model with a 68% expected volatility, an expected life of five years and a risk free interest rate of 1.24%.

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

There were no new options granted under the 2006 Plan during the three and six months ended June 30, 2013 and 2012. There were no options exercised during the three months ended June 30, 2013. During the six months ended June 30, 2013 options for 112,500 shares were exercised at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds of $7,000. No options were exercised during the three and six months ended June 30, 2012.

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and six months ended June 30, 2013, Solitario recorded $68,000 and $192,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. During the three and six months ended June 30, 2012, Solitario recorded $174,000 and $348,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

Earnings per share

The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 2013 and 2012. During the three and six months ended June 30, 2013 and 2012, Solitario excluded 2,600,900 and 2,433,400, respectively, potentially dilutive shares related to outstanding common stock options from the calculation because the effects were anti-dilutive. During the three and six months ended June 30, 2013, Solitario excluded an additional 1,624,748 shares related to warrants from the calculation because the effects were anti-dilutive.

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in fair value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations.

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	June 30, 2013	December 31, 2012
Marketable equity securities at fair value	$4,022	$7,093
Cost	1,307	851
Accumulated other comprehensive income for unrealized holding gains	2,715	6,242
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	1,354	2,328
Accumulated other comprehensive income	$1,361	$3,914

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross cash proceeds	$313	$1,238	$313	$1,591
Cost	43	106	43	127
Gross gain on sale included in earnings during the period	270	1,132	270	1,464
Deferred taxes on gross gain on sale included in earnings	(101)	(422)	(101)	(546)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(169)	(710)	(169)	(918)
Gross unrealized holding loss arising during the period included in other comprehensive loss.	(1,848)	(1,579)	(3,258)	(2,665)
Deferred taxes on unrealized holdings loss included in other comprehensive loss	348	589	874	994
Net unrealized holding loss	(1,500)	(990)	(2,384)	(1,671)
Other comprehensive loss from marketable equity Securities	$(1,669)	$(1,700)	$(2,553)	$(2,589)

On April 22, 2013 Solitario entered into an agreement with Ely Gold & Minerals, Inc. (“Ely”), whereby Solitario paid Ely $500,000, and subscribed for 5,131,150 shares of Ely common stock. As part of the agreement, Ely agreed to reduce Solitario’s required subscription for Ely common stock, from $750,000 to $500,000, the proceeds of which Ely used along with $250,000 of Ely’s funds to satisfy Solitario’s $750,000 payment obligation to Augusta Resource Corporation (“Augusta”) on June 1, 2013. As a result of receiving both Ely common stock worth $500,000 and reducing the obligation to Augusta by $500,000, Solitario recorded additional paid-in capital of $500,000 during the three and six months ended June 30, 2013. Solitario also recorded a credit to noncontrolling interest for Ely’s $250,000 payment of the obligation under the Augusta note during the three and six months ended June 30, 2013. See also Note 5, “Long-term debt” and Note 9, “Shareholders’ equity and noncontrolling interest” below.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	June 30,	December 31,
	2013	2012
Development (United States)
Mt. Hamilton	$10,532	$9,275
Exploration
Pachuca (Mexico)	20	20
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Peru)	3	3
La Promesa (Peru)	5	5
Cerro Azul (Peru)	—	3
Atico (Peru)	—	5
Jaripo (Mexico)	—	5
Total exploration	39	52
Total mineral property	$10,571	$9,327

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

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Development expenditures	$441	$543	$768	$763
Capitalized interest	193	—	373	—
Property payments	100	160	100	275
Capitalized depreciation	8	6	16	6
Total capitalized costs	742	709	1,257	1,044

On May 23, 2013, Solitario entered into an agreement to modify two of its mineral leases on mining claims included in the Mt. Hamilton project covered by the Feasibility Study, whereby Solitario acquired an additional 32 mining claims under one of the leases and reduced its cash payments to maintain the leases from $160,000 per year to the following payments:

	June 1, 2013	June 1, 2014	June 1, 2015(1)	Remaining years (2)
Solitario common stock shares	35,000	35,000	66,500	—
Target value of Solitario shares (3)(4)	$50,000	$50,000	$95,000	$—
Cash	50,000	50,000	75,000	190,000
Minimum lease payment value	$100,000	$100,000	$170,000	$190,000
Annual work commitments	—	—	—	$150,000
(1)     The leases may be terminated after June 1, 2015.
(2)     The annual payments accelerate $2,000 per year after June 1, 2016.
(3)     The target value is determined based upon the 20-day average price on the NYSE-MKT prior to the relevant payment                 date.
(4) To the extent the market value of the shares delivered is below the target value, the difference is paid in cash.

During the three and six months ended Solitario delivered 35,000 shares under the amended lease terms, with a target value of $41,000 and paid $59,000 in cash. The total amount of the payments in cash and shares were capitalized to mineral property. See Note 9, “Shareholders’ equity, comprehensive loss and noncontrolling interest.”

Exploration expense

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred. The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Geologic and field expenses	$247	$334	493	571
Administrative	89	75	205	193
Mt. Hamilton exploration and development	—	145	—	314
Total exploration costs	$336	$554	698	1,078

Discontinued projects

During the three and six months ended June 30, 2013, Solitario recorded $3,000 and $13,000, respectively of mineral property write-downs related to its Cerro Azul property in Peru, and its Atico and Jaripo projects in Mexico. Solitario did not record any mineral property write-downs during the three and six months ended June 30, 2012.

3.        Other assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2013	2012
Deferred offering costs RMB Loan	$420	$518
Accumulated Mt. Hamilton advance royalty payments	300	300
Furniture and Fixtures, net of accumulated depreciation	117	143
Exploration bonds and other assets	105	111
Total other assets	$942	$1,072

In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Long-term debt,” below.

4.       Short-term debt

Solitario maintains a secured credit line agreement with UBS Bank, USA (“UBS Bank”). At June 30, 2013, the credit line is secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of 460,000 Kinross shares. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.19% as of June 30, 2013. The average interest rate was approximately 2.45% and 2.48%, respectively, for the three and six months ended June 30, 2013. See a discussion of Solitario’s UBS Bank line of credit under “Short-term debt” in the notes to the financial statements in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2012. At June 30, 2013, the equity value in Solitario's UBS brokerage account was 52%. Solitario repaid its remaining balance outstanding on its UBS Bank credit line on July 26, 2013 and at August 6, 2013, has no balance outstanding on the UBS Bank credit line, and the equity value in Solitario’s UBS brokerage account was 100%.

Solitario also maintains a short-term margin account with RBC Capital Markets, LLC ("RBC"). See a discussion of Solitario’s RBC margin account under “Short-term debt” in the notes to the financial statements in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2012. There were no balances outstanding at June 30, 2013 or December 31,

2012, or during the six months ended June 30, 2013 on Solitario’s RBC margin account and the equity balance in Solitario's account at RBC was 100%.

The following tables summarize Solitario’s short-term debt:

(in thousands)
UBS short-term credit line
Beginning balance December 31, 2012	$1,500
Borrowing	1,100
Repayments, net of interest charges	(1,482)
Ending balance June 30, 2013	$1,118

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest UBS short-term credit line	$8	$13	$16	$24
Interest RBC short-term margin loan	—	11	—	15
Total interest, short-term margin loans	$8	$24	$16	$39

During the three and six months ended June 30, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

5.       Long-term debt

Augusta debt

The following is the schedule of debt payments due Augusta as of June 30, 2013 and December 31, 2012:

(in thousands) Payment date	June 30, 2013	December31, 2012
June 1, 2013	$—	$750
June 1, 2014	750	750
June 1, 2015	1,000	1,000
Unamortized discount	(183)	(264)
Total	1,567	2,236
Current portion	700	727
Long-term debt	$867	$1,509

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest accretion on Augusta debt	$38	$49	$81	$102

During the three months ended June 30, 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

On April 22, 2013, Solitario entered into an agreement, (the “Letter Agreement”) between Solitario, Ely and DHI Minerals (US), Ltd. (“DHI”). The Letter Agreement modified certain terms and conditions of the letter of intent dated August 26, 2010 between Solitario, Ely and DHI, as amended, in the MH-LLC OA Side Agreement between Solitario Ely, DHI, RMBAH and RMBR dated August 21, 2012 (both agreements collectively the “LOI, as amended”). Under the Letter Agreement, Ely exercised its right to reduce Solitario’s required subscription of $750,000 due on May 1, 2013 to $500,000, the proceeds of which Ely used to pay a portion of the $750,000 payment due on June 1, 2013 due to Augusta. Ely paid the remaining $250,000 of the payment due to Augusta from their funds. Concurrent with the Letter Agreement, Solitario delivered a subscription agreement, (the “Subscription Agreement”) to Ely for the subscription of 5,131,150 shares of Ely common stock at a price of Cdn$0.10 as of April 22, 2013. Solitario paid Ely $500,000 in cash and received the 5,131,150 shares of Ely common stock after Ely’s acceptance of the Subscription Agreement. The delivery and acceptance of the Subscription Agreement, and payment of the subscription price of $500,000, satisfied Solitario’s obligations with respect to the June 1, 2013 payment due Augusta.

RMB Facility Agreement

           On August 10, 2012, Solitario entered into a Facility Agreement (the “Facility Agreement”) with RMB Australia Holdings Limited, an Australian corporation (“RMBAH”), and RMB Resources Inc., a Delaware corporation (“RMBR”) whereby Solitario may borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”) at any time during the 24 month period commencing on August 21, 2012, (the “Availability Period”), after which time any undrawn portion of the $5,000,000 commitment will be cancelled and will no longer be available for drawdown. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the 1,624,748 warrants issued to RMBAH at the time Solitario entered into the Facility Agreement (the “RMB Warrants”). The warrant discount is being amortized to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.28% at June 30, 2013. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance December 31, 2012	$1,500	$(573)	$927
Borrowing	1,000		1,000
Amortization of discount to interest cost	—	54	54
Ending balance March 31, 2013	$2,500	$(519)	1,981
Borrowing	1,000		1,000
Amortization of discount to interest cost	—	54	54
Ending June 30, 2013	$3,500	$(465)	3,035

Solitario recorded the following interest cost related to the RMB Loan:

(in thousands)	Three months ended June 30, 2013	Six months ended June 30, 2013
Interest paid in cash	$43	$70
Amortization of the RMB Warrants discount	54	108
Amortization of RMB deferred financing costs	49	98
Total interest expense related to the RMB Loan	$146	$276

               During the three months ended June 30, 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative instruments

RMB Warrants

In August 2012, pursuant to the Facility Agreement, the Company issued the RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants (a “Warrant Share”). The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per

Warrant Share, subject to customary anti-dilution adjustments. Solitario has recorded a liability as of June 30, 2013 and December 31, 2012 of $282,000 and $1,138,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a gain on the RMB Warrants of $758,000 and $857,000, respectively, during the three months and six months ended June 30, 2013 based upon a Black-Scholes model as of June 30, 2013 using a 26 month-life, a volatility of 62% a stock price of $0.90 per share and a risk free interest rate of 0.36%.

Ely Warrants

In connection with the equity investment in Ely during 2010, Solitario acquired warrants to purchase 1,666,666 shares of Ely common stock at Cdn$0.25 per share for a period of two years. The warrants expired unexercised during 2012. Solitario recorded an unrealized loss on derivative instrument of $117,000 and $51,000, respectively for the three and six months ended June 30, 2012. Solitario also recorded a loss on International Lithium Corp. warrants of $3,000 during the three and six months ended June 30, 2012.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. At December 31, 2012 Solitario had sold options covering 50,000 shares of Kinross, recorded as a $3,000 current liability, which expired unexercised in February 2013. Solitario recorded a gain of $3,000 on these covered call options during the six months ended June 30, 2013. As of June 30, 2013 Solitario has no outstanding covered call options. Solitario has not designated its covered calls as hedging instruments as described in ASC 815, “Derivatives and Hedging,” and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.

7.        Fair value

For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC is carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate and the RMB Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the six months ended June 30, 2013 and 2012 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2013:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$4,022	$—	$—	$4,022
Liabilities
RMB warrants	—	282	—	282

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

Primarily as a result of the built-in-gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario estimated that its deferred tax liabilities exceeded its realizable deferred tax assets by $963,000 at December 31, 2012. As of June 30, 2013, Solitario’s deferred tax assets exceed its built in gain associated with its investment in marketable equity securities and Solitario has provided a valuation allowance of $341,000, which has been recorded in other comprehensive income. Accordingly, Solitario has recorded no deferred tax liabilities as of June 30, 2013.

The following table summarizes the changes in income taxes during the three and six months ended June 30, 2013 and 2012:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income tax expense	$193	$113	$24	$4
Deferred tax benefit on unrealized losses on marketable equity securities in other comprehensive income	$449	$1,011	$975	$1,540

9.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2012	34,479,958	$345	$47,107	$(42,678)	$3,914	$8,688	$529	$9,217

Exercise of stock options for cash	117,500	1	182			183		183
Issuance of shares to noncontrolling shareholder for future earn-in	50,000	-	77	-	-	77	(77)	-
Issuance of cash to noncontrolling shareholder for future earn-in	-	-	-	-	-	-	(250)	(250)
Stock option expense	-	-	125	-	-	125	-	125
Net loss	-	-	-	(991)	-	(991)	(3)	(994)
Net unrealized loss on marketable equity securities	-	-	-	-	(884)	(884)	-	(884)
Balance at March 31, 2013	34,647,458	$346	$47,491	$(43,669)	$3,030	$7,198	$199	$7,397

Credit for payment to receive Ely shares as well as Augusta debt payment	-	-	500	-	-	500	250	750
Distribution to noncontrolling interest	-	-	-	-	-	-	(50)	(50)
Issuance of shares for mineral property	35,000	1	40	-	-	41	-	41
Stock option expense	-	-	68	-	-	68	-	68
Net loss	-	-	-	(438)	-	(438)	(4)	(442)
Net unrealized loss on marketable equity securities	-	-	-	-	(1,669)	(1,669)	-	(1,669)
Balance at June 30, 2013	34,682,458	$347	$48,099	$(44,107)	$1,361	$5,700	$395	$6,095

During the six months ended June 30, 2013, Solitario paid DHI Minerals (US), Ltd. (“DHI”) $250,000 in cash and delivered 50,000 shares of Solitario common stock to DHI, in accordance with the terms of the letter of intent between Solitario, DHI and Ely. See Note 10, “Ely Gold investment and the Mt. Hamilton joint venture” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2012. During the three and six months ended June 30, 2013 MH-LLC made a $250,000 distribution to its members and Solitario received $200,000 and DHI received $50,000.

10.       Segment Reporting

Solitario operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.” The following summarizes Solitario segment activity for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Three months ended June 30,
	Mt Hamilton		Exploration		Corporate and Other		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Exploration expense	$ -	$145	$336	$409	$ -	$ -	$336	$554
Interest expense (2)	-	49	-	-	-	24	-	73
Other loss (income) (1)(3)	7	15	438	388	(532)	(683)	(87)	(280)
Pre-tax loss (income)	$ 7	$209	$774	$ 797	$ (532)	$ (659)	$249	$347

(1)	Exploration expense other includes loss on unconsolidated subsidiary.
(2)	Interest cost and depreciation have been capitalized to Mt. Hamilton mineral properties in 2013. See Note 2, “Mineral Property”.
(3)	Corporate and other include gain on warrant liability and gain on sale of marketable equity securities.

(in thousands)	Six months ended June 30,
	Mt Hamilton		Exploration		Corporate and Other		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Exploration expense	$ -	$314	$698	$764	$ -	$ -	$698	$1,078
Interest expense (2)	-	102	-	-	-	39	-	141
Other loss (income) (1)(3)	14	27	789	700	(89)	(628)	714	99
Pre-tax loss	$ 14	$443	$1,487	$ 1,464	$ (89)	$ (589)	$1,412	$1,318
Total assets (4)(5)	$13,904	$14,028	$1,019	$1,687	$4,563	$8,917	$19,486	$24,632
Capital Expenditures (2)	$ 1,257	$1,044	$ -	$ 3	$ -	$ 9	$1,257	$1,056
(1)	Exploration expense other includes loss on unconsolidated subsidiary.
(2)	Interest cost and depreciation have been capitalized to Mt. Hamilton in 2013. See Note 2, “Mineral properties.”
(3)	Corporate and other include gain on warrant liability and gain on sale of marketable equity securities.
(4)	Exploration total assets include investment in unconsolidated subsidiary.
(5)	Corporate and other total assets include investment in marketable equity securities.

11.        Subsequent events

          On July 26, 2013, Solitario closed a private placement of 2,451,892 shares of its common stock at a price of $0.84 per share for total proceeds of $2,059,589 (the “Offering”). The Offering was unanimously approved by Solitario’s Board of Directors and, as part of the Offering, insiders subscribed for 606,665 shares (the “Insider Shares”) for a total purchase of $509,999. The offer and sale of the Insider Shares was unanimously approved by Solitario’s Audit Committee of the Board of Directors. All shares in the Offering were offered and sold on the same terms and conditions.

The Offering was made pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The shares are subject to a four-month holding period in Canada. The Offering was priced at $0.84 per share which represents the closing sale price of Solitario’s common stock on the NYSE MKT on July 15, 2013, the date of the subscriptions for the Insider Shares. The Offering was not underwritten by a broker and there were no underwriter discounts or commissions.

Solitario repaid its outstanding margin loan with UBS on July 26, 2013 and as of August 6, 2013 has no balance outstanding on its short-term debt.

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

(b) Recent Developments

Equity offering

          On July 26, 2013, we closed a private placement of 2,451,892 shares of our common stock at a price of $0.84 per share for total proceeds of $2,059,589 (the “Offering”). The Offering was unanimously approved by our Board of Directors and, as part of the Offering, insiders subscribed for and acquired 606,665 shares (the “Insider Shares”) for a total purchase of $509,999. The offer and sale of the Insider Shares was unanimously approved by our Audit Committee of the Board of Directors. All shares in the Offering were offered and sold on the same terms and conditions.

The Offering was made pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The shares are subject to a four-month holding period in Canada, The Offering was priced at $0.84 per share which represents the closing sale price of Solitario’s common stock on the NYSE MKT on July 15, 2013, the date of the subscriptions for the Insider Shares. The Offering was not underwritten by a broker and there were no underwriter discounts or commissions.

Payment of Augusta Loan, acquisition of additional shares of Ely

 On April 22, 2013, we entered into an agreement, (the “Letter Agreement”) between ourselves, Ely and DHI Minerals (US), Ltd. (“DHI”). The Letter Agreement modified certain terms and conditions of the letter of intent dated August 26, 2010 between Solitario, Ely and DHI, as amended, in the MH-LLC OA Side Agreement between Solitario Ely, DHI, RMB Australia Ltd (“RMBAH) and RMB Resources, Ltd. (RMBR”) dated August 21, 2012 (both agreements collectively the “LOI, as amended”). Under the Letter Agreement, Ely exercised its right to reduce our required subscription of $750,000 due on May 1, 2013 to $500,000, the proceeds of which Ely used to pay a portion of the $750,000 payment due on June 1, 2013 due to Augusta. Ely paid the remaining $250,000 of the payment due to Augusta from their funds. Concurrent with the Letter Agreement, we delivered a subscription agreement, (the “Subscription Agreement”) to Ely for the subscription of 5,131,150 shares of Ely common stock at a price of Cdn$0.10 as of April 22, 2013. We paid Ely $500,000 in cash and received the 5,131,150 shares of Ely common stock after Ely’s acceptance of the Subscription Agreement. The delivery and acceptance of the Subscription Agreement, and payment of the subscription price of $500,000, satisfied our obligations with respect to the June 1, 2013 payment due Augusta.

(c) Results of Operations

Comparison of the quarter ended June 30, 2013 to the quarter ended June 30, 2012

We had a net loss attributable to Solitario shareholders of $438,000, or $0.01 per basic and diluted share for the three months ended June 30, 2013 compared to a net loss attributable to Solitario shareholders of $385,000 or $0.01 per basic and diluted share for the three months ended June 30, 2012. As explained in more detail below, the primary reason for the increase in the loss in the three months ended June 30, 2013 compared to the loss same period of 2012 was (i) a reduction in the gain on sale on marketable equity securities from $1,132,000 during the three months ended June 30, 2012 to $270,000 during the three months ended June 30, 2013 as we sold fewer shares of our Kinross stock at a lower price in 2013; (ii) an increase in the net loss of equity method investment from $137,000 during the three months ended June 30, 2012 to $425,000 during the three months ended June 30, 2013; and (iii) a reduction in the net loss attributable to noncontrolling interest from $75,000 during the three months ended June 30, 2012 to $4,000 during the three months ended June 30, 2013. These were partially offset by (i) a reduction in exploration expense to $336,000 during the three months ended June 30, 2013 compared to exploration expense of $554,000 during the same period of 2012; (ii) a reduction in general and administrative costs to $517,000 compared to $621,000 in the same period of 2012; and the gain on warrant liability recognized during the three months ended June 30, 2013 of $758,000 when there was no similar item during the same period of 2012. Each of these items is discussed in more detail below.

Our net exploration expense decreased to $336,000 during the three months ended June 30, 2013 compared to exploration expense of $554,000 during the same period of 2012. We began capitalizing development costs at Mt. Hamilton in the first quarter of 2012. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects have been significantly reduced during the second quarter of 2013, to allow us to focus our exploration and development activities at Mt. Hamilton. We have reduced personnel to one manager in each of Mexico and Peru and no full-time employees in Brazil. We now use contract geologists as needed in Brazil, Peru and Mexico. Our non-Mt. Hamilton activities were primarily related to reconnaissance exploration during the three months ended June 30, 2013 and 2012. We anticipate our future exploration activities will be reduced during the remainder of 2013 compared to 2012 as a result of reduced activity in both Mexico and Peru. However, we anticipate continuing to acquire mineral properties, on a limited basis, either through staking, joint venture or lease, in Latin America during 2013. Our 2013 budget for the Mt. Hamilton project is approximately $2,043,000 in expenditures, all of which we anticipate we will capitalize. We also have budgeted approximately $1,675,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2013, which will also be capitalized.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Project Name	2013	2012	2013	2012
Mt. Hamilton	$—	$145	$—	$314
Pachuca	19	10	25	17
La Promesa	8	12	8	12
Pedra Branca, net	4	(12)	4	(22)
Espanola	—	—	—	11
Jaripo	1	25	1	37
Mercurio	—	4	—	7
Cerro Azul	70	7	70	7
Atico		4		4
Norcan	2	—	2	2
Canta Colorado	1	1	1	1
Triunfo	—	—	—	1
Reconnaissance	231	358	587	687
Total exploration expense	$336	$554	$698	$1,078

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI currently owns a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $4,000 and $7,000, respectively, for

DHI’s share of the losses at MH-LLC during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, we recorded a noncontrolling interest credit of $75,000 and $267,000, respectively, for DHI’s share of the losses at MH-LLC during that period. However, because we capitalize our costs related to the Mt. Hamilton project, the losses at MH-LLC have been reduced to a minimal amount of certain administrative, non-development costs with a concurrent reduction in the noncontrolling interest credit. We do not anticipate recording any significant credits for losses attributable to noncontrolling interest for the remainder of 2013. Also see Note 9, “Shareholders’ Equity, comprehensive loss and noncontrolling interest” and Note 2, “Mineral Property,” to the unaudited condensed consolidated financial statements.

General and administrative costs, excluding stock option compensation costs discussed below, were $450,000 during the three months ended June 30, 2013 compared to $447,000 in the same period of 2012. The major components of these costs were related to (i) salaries and benefit expense during the three months ending June 30, 2013 of $245,000 compared to salaries and benefit expense of $190,000 in the same period of 2012; (ii) legal and accounting expenditures of $65,000 in the three months ended June 30, 2013 compared to $68,000 in the same period of 2012; (iii) other expenses of $38,000 in the three months ended June 30, 2013 compared to $37,000 in the same period of 2012; and (iv) travel and shareholder relation costs of $102,000 during the three months ended June 30, 2013 compared to $152,000 in the same period of 2012, which decreased as a result of reduced travel and trade shows during 2013 compared to 2012. Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $67,000 during the three months ended June 30, 2013 compared to $174,000 for the same period of 2012, which decreased as a result of options previously granted becoming fully vested during the quarter ended March 31, 2013. We anticipate our full year general and administrative costs will be less during 2013 compared to 2012 primarily as a result of reductions in activities in our Latin American exploration and the capitalization of certain salary costs to Mt. Hamilton for the full year of 2013.

During the three months ended June 30, 2013 we sold 60,000 shares of Kinross for net proceeds of $313,000 and a gain on sale of $270,000. During the three months ended June 30, 2012 we sold 150,000 shares of Kinross for net proceeds of $1,238,000 and recorded a gain on sale of $1,132,000. We have estimated we will sell approximately 320,000 shares of Kinross over the next year, which are recorded as a current asset of $1,326,000 at June 30, 2013. See also "Liquidity and Capital Resources," below.

As a result of the classification of our RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations. Solitario recorded a gain on the RMB Warrants of $758,000 for the three months ended June 30, 2013, based upon a Black-Scholes model. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future. There was no similar item during the same period of 2012.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended June 30, 2013 we recorded $3,000 of mineral property write downs related to our Cerro Azul property in Peru. During the three months ended June 30, 2012 we recorded no property impairments.

We recorded a deferred tax expense of $193,000 during the three months ended June 30, 2013 compared to deferred tax expense of $113,000 during the same period of 2012. The increased deferred tax expense is primarily related the gain on warrant liability recorded in 2013, which was partially offset by a decrease in the gain on sale of Kinross in the three months ended June 30, 2013 compared to the same period of 2012; and the decrease in general and administrative costs during 2013 compared to 2012. During the three months ended June 30, 2013, our net operating loss carry forwards exceeded our built-in gains associated with our holdings of marketable equity securities, and as a result, as of June 30, 2013 we recorded a valuation allowance against those net operating loss carry forwards of $341,000 to our deferred tax asset in other comprehensive income in the equity section of our balance sheet. We will evaluate this deferred tax asset lodged in other comprehensive income during the remainder 2013, for potential change in circumstances, including: sales of Kinross or other marketable equity securities, changes in the value of our marketable equity securities and the amount and potential for recognition of our net operating loss carry forwards. As a result of utilizing short-term debt financing and the ability to reduce taxable income from the proceeds of sales of Kinross common stock with a portion of development costs at Mt. Hamilton and United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2013. We provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

We had a net loss of $1,429,000 or $0.04 per basic and diluted share for the six months ended June 30, 2013 compared to $1,055,000 or $0.03 per basic and diluted share for the six months ended June 30, 2012. As explained in more detail below, we recorded a decrease in the gain on sale of marketable equity securities from $1,464,000 during the three months ended June 30, 2012 to $270,000 in the six months ended June 30, 2013 and we recorded a net loss of our equity method investment of $738,000 during the six months ended June 30, 2013, compared to a net loss of $246,000 in the same period of 2012. These caused of the increases in our net loss were partially offset by a decrease in exploration expense to $698,000 during the six months ended June 30 2013 compared to exploration expense of $1,078,000 during the six months ended June 30, 2012 as we now capitalize our development expenditures at Mt. Hamilton; a gain on warrant liability of $857,000 during the six months ended June 30, 2013 with no corresponding item during the same period of 2012, and a reduction in general and administration expense to $1,144,000 during the six months ended June 30, 2013 compared to $1,292,000 during the comparable period of 2012. Each of these items is discussed in more detail below.

Our net exploration expense decreased to $698,000 during the six months ended June 30, 2013 compared to $1,078,000 in the comparable period of 2012. During the six months ended June 30, 2013 we capitalized $768,000 of development costs at our Mt. Hamilton project. During the six months ended June 30, 2012, we incurred $1,083,000 for exploration and development at our Mt. Hamilton project and we capitalized $763,000 of these costs. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting related costs. The remaining spending at our Brazil, Peru and Mexican exploration projects was decreased to $698,000 during the six months ending June 30, 2013 compared to $764,000 in the six months ending June 30, 2012. Our other exploration activities were primarily related to reconnaissance exploration during the six months ended June 30, 2013 of $587,000 compared to $687,000 during the first six months of 2012.

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements; however because DHI currently owns a 20% interest in MH-LLC as of the completion of the Feasibility Study, we recorded a noncontrolling interest credit of $7,000 for DHI’s share of the losses at MH-LLC during the six months ended June 30, 2013, compared to a noncontrolling interest credit of $267,000 during the same period of 2012. The reduction in the credit was a result of the capitalization of development costs.

General and administrative costs, excluding stock option compensation costs discussed below, were $952,000 during the six months ended June 30, 2013 compared to $944,000 in the same period of 2012. The major components of the costs were (i) salaries and benefit expense during the first six months of 2013 of $493,000 compared to salaries and benefit expense of $473,000 in the same period of 2012; (ii) legal and accounting expenditures of $133,000 in the first six months of 2013 compared to $127,000 in the same period of 2012; (iii) other costs of $87,000 during the six months ended June 30, 2013 compared to $80,000 in the same period of 2012; and (iv) travel and shareholder relation costs of $239,000 during the six months ended June 30, 2012 compared to $264,000 in the same period of 2012. During the six months ended June 30, 2013 and 2012, Solitario recorded $192,000 and $348,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, which decreased in 2013 as a result of certain options becoming fully vested during the six months ended June 30, 2013.

During the six months ended June 30, 2013 we recorded $13,000 in property impairments on our Cerro Azul, Jaripo and Atico projects. During the six months ended June 30 2012, we recorded no property impairments.

We recorded deferred tax expense of $24,000 during the first six months of 2013 compared to a deferred tax expense of

$4,000 during the same period of 2012. The increased deferred tax expense primarily related to higher United States deferred taxes on the warrant liability gain of $738,000 during the six months ended June 30, 2013, which was partially offset by the reduction in the gain on sale of $270,000 from the sale of 60,000 shares of Kinross during the six months ended June 30, 2013 compared to the gain on sale of $1,464,000 from the sale of 180,000 shares of Kinross common stock during the six months ended June 30, 2012. Our United States taxable income from these sales is offset by our United States general and administrative expenses, discussed above, and by the portion of Mt. Hamilton exploration and development expenses, including those capitalized, incurred during the six months ended June 30, 2013 and 2012 that may be used to currently offset United States income.

(d) Liquidity and Capital Resources

Equity Offering

On July 26, 2013, we closed the Offering of 2,451,892 shares of our common stock at a price of $0.84 per share for total proceeds of $2,059,589. We repaid our UBS margin loan and will use the remaining proceeds from the Offering for working capital and general corporate purposes. See Note 11, “Subsequent event” to the unaudited consolidated financial statements above.

Short-term debt

See a summary of our short-term debt in Note 4, “Short-term debt” to the unaudited condensed consolidated financial statements.

We have used our short-term debt as an alternative source of capital to selling our Kinross stock. We anticipate we will borrow money using short-term margin loans as necessary, using our Kinross common stock as collateral to defer potential current United States income taxes if we were to sell our Kinross common stock in excess of our anticipated United States tax deductible expenses for the entire year of 2013. Our United States tax deductible expenses consist primarily of United States general and administrative costs and a portion of our costs to develop the Mt. Hamilton project in Nevada. As of June 30, 2013 we anticipate the taxable portion of gain from the sale of Kinross common stock sold during 2013 will not exceed our anticipated United States tax deductible expenses, and our available net operating loss carry forwards for 2013, and accordingly, we do not anticipate having any currently payable United States income taxes for 2013.

As of June 30, 2013, we have borrowed $1,118,000 from UBS Bank, USA ("UBS Bank") pursuant to a secured credit line agreement between us and UBS Bank. The UBS Bank credit line carries an interest rate which floats, based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate ("LIBOR"), which is 0.19% as of June 30, 2013. At December 31, 2012 we had borrowed $1,500,000 from UBS. We recorded $16,000 in capitalized interest cost related to the UBS credit line for the six months ended June 30, 2013 compared to $24,000 recorded as interest expense for the six months ended June 30, 2012. On July 26, 2013, we repaid our outstanding balance on our UBS credit line.

As of June 30, 2013, and during the six months ended June 30, 2013 we did not utilize our margin loan at RBC Capital Markets, LLC ("RBC"). At December 31, 2012 we did not have any balance in short-term margin loans at RBC. Our investment in Kinross held at RBC is used as collateral for any short-term margin loans. During the three months ended June 30, 2012, the loans carried interest at a margin loan rate of 4.25% per annum, which floats based upon the London Interbank Offered Rate. We recorded $15,000 of interest expense related to the short term-margin loans for the six months ended June 30, 2012.

Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock. As discussed above and under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, any significant decline in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. As of August 6, 2013 we have no outstanding short-term borrowing, however we will use such short term borrowing during the remainder of 2013 as needed. We have taken steps to significantly reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. When we utilize our short-term borrowing, utilizing our equity balance of Kinross as collateral, if the price of Kinross stock declines, we may be required to sell additional shares of Kinross, to reduce our existing short-term margin borrowing, as well as to further reduce our planned expenditures and/or obtain additional debt financing or issue equity to fund our operations. See a discussion of our planned 2013 expenditures below under “Investment in Marketable Equity Securities.” Our maximum amount of short-term borrowing was $2,000,000, including accrued interest, during the six months ended June 30, 2013. Our average short-term borrowing during the six months ended June 30, 2013 was $1,375,000.

We anticipate our existing cash balance, any additional proceeds from short-term borrowing, proceeds from the sale of Kinross and any additional proceeds from the RMB Loan, discussed below, will provide adequate funds for our operations for the next year.

Long-term debt

See a summary of our long-term debt in Note 5 “Long-term debt” to the unaudited condensed consolidated financial statements.

Augusta debt

As of June 30, 2013, we are obligated to make the remaining payments to Augusta totaling $1,750,000, including $750,000 during 2014, which are to be in the form of private placement investments in Ely common stock.

On April 22, 2013 Solitario entered into an agreement (the “Amended LOI”) with Ely, whereby Solitario paid Ely $500,000, and subscribed for 5,131,150 shares of Ely common stock. As part of the agreement, Ely agreed to reduce Solitario’s required subscription for Ely common stock, from $750,000 to $500,000, the proceeds of which Ely used along with $250,000 of Ely’s funds to satisfy the $750,000 payment due Augusta. As a result of receiving both Ely common stock worth $500,000 and reducing its obligation to Augusta by $500,000, Solitario recorded additional paid-in capital of $500,000 during the three and six months ended June 30, 2013. Solitario also recorded a credit to noncontrolling interest for Ely’s $250,000 payment of the obligation under the Augusta note during the three and six months ended June 30, 2013. See also Note 5, “Long-term debt” and Note 9, “Shareholders’ equity and noncontrolling interest” to the unaudited consolidated financial statements above.

As of August 6, 2013, we have a commitment to pay the remaining $1,750,000 Augusta debt in the form of private placements in Ely common stock, with $750,000 to be subscribed on or before May 1, 2014 and $1,000,000 required to be subscribed on or before May 1, 2015. However, Ely has the right to self-fund all, or a portion of, the Augusta debt payments which would reduce or eliminate our requirement to subscribe to these Ely private placements. We anticipate using funds from our existing cash, RMB loan, short-term margin loans or the sale of marketable equity securities, including our existing shares of Ely common stock or Ely common stock we would receive in the subscriptions, to make any required cash payments for the subscriptions of Ely common stock.

RMB Facility Agreement

During the six months ended June 30, 2013 we borrowed an additional $2,000,000 on the RMB Loan and as of June 30, 2013 we owe $3,500,000 on the RMB Loan. During the six months ended June 30, 2013 we paid $70,000 in cash for interest on the RMB Loan. During the six months ended June 30, 2013 we incurred $98,000 in interest cost for the amortization of deferred offering costs related to the RMB Loan and we incurred $108,000 of interest cost related to the warrant discount associated with the RMB warrants issued in connection with the Facility Agreement. As of August 6, 2013 we have $1,500,000 of available borrowing under the Facility Agreement. The use of these proceeds are limited to development expenditures at Mt. Hamilton, earn-in payments for MH-LLC and approved budgeted general corporate purposes as further described in Note 5, “Long-term debt” to our unaudited condensed consolidated financial statements.

RMB warrants

Pursuant to the Facility Agreement, we issued 1,624,748 warrants to RMBAH (the “RMB Warrants”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock at an exercise price of $1.5387, subject to customary anti-dilution adjustments, pursuant to the terms and conditions of the RMB Warrants. As of June 30, 2013 the RMB Warrants have an estimated fair value of approximately $282,000 and we recorded a gain of $857,000 on the fair value of the RMB Warrants during the six months ended June 30, 2013; however we do not expect RMBAH to exercise any of these warrants during the next year. Any proceeds from the exercise of the RMB warrants are to be used to reduce any outstanding principal and interest on the RMB Loan.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 610,000 shares of Kinross common stock at June 30, 2013 and 670,000 shares of Kinross at December 31, 2012. The Kinross shares are recorded at their fair value of $3,111,000 and $6,512,000 at June 30, 2013 and December 31, 2012, respectively. We sold 60,000 shares of Kinross shares during the six months ended June 30, 2013 for proceeds of $313,000. During the six months ended June 30, 2012, we sold we sold 180,000 shares of Kinross stock for proceeds of $1,591,000. Subsequent to June 30, 2013 we sold 10,000 shares of Kinross for proceeds of $45,000 and as of August 6, 2013 we own 600,000 shares of Kinross. As of August 6, 2013, the price of Kinross common stock was $4.96, which is below our assumed price for 2013 for budgeting purposes of $10 per share. Accordingly, during the six months ended June 30, 2013, we reduced our short-term margin loan with UBS Bank to $1,118,000 and subsequent to June 30, 2013 repaid our short-term borrowing. We have taken steps to reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. Any significant decline in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $9.87 per share to a low of $4.53 per share during the six months ended June 30, 2013.

We have budgeted the anticipated sale of 360,000 shares of Kinross stock during 2013 for assumed proceeds of $3,600,000. However, as a result of the recent reduction of the price of a share of Kinross common stock during the six months ended June 30, 2013, we may either sell more shares of Kinross during 2013 than originally planned or sell some or all of our investments in other marketable equity securities, including Ely. In addition, we may use funds raised in the Offering instead of funds from the sale of Kinross for our working capital needs, or raise additional debt or equity or a combination of such factors. However, there can be no assurance that sources of additional debt or equity financing will be available on acceptable terms if at all. We have adequate working capital and cash to meet our planned 2013 expenditures and have no plan to reduce our planned 2013 Mt. Hamilton permitting and development expenditures.

In addition we own other marketable equity securities with a fair value of $911,000 and $581,000, respectively, as of June 30, 2013 and December 31, 2012. Included in these securities are 430,000 shares of TNR that are classified as marketable equity securities available for sale and are recorded at their fair value of $16,000 as of June 30, 2013 and 8,464,483 shares of Ely that are classified as marketable equity securities available for sale and are recorded at their fair value at June 30, 2013 of $890,000.

At June 30, 2013 and December 31, 2012, we have classified $1,326,000 and $3,110,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the six months ended June 30, 2013, we recorded other comprehensive loss on marketable equity securities of $3,528,000 less a related deferred tax benefit of $975,000.

Working Capital

We had working capital of $2,643,000 at June 30, 2013 compared to working capital of $4,245,000 as of December 31, 2012. Our working capital at June 30, 2013 consists primarily of our cash and cash equivalents and the current portion of our investment in marketable equity securities of $1,326,000, less our short-term margin loans of $1,118,000, current portion of long-term debt of $700,000 and accounts payable of $289,000. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock.

Cash and cash equivalents were $3,351,000 as of June 30, 2013 compared to $616,000 at December 31, 2012. During the six months ended June 30, 2013 MH-LLC received a $4,000,000 payment of a receivable related to the sale of a royalty interest on our Mt. Hamilton project during 2012.

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

Stock-Based Compensation Plans

During the six months ended June 30, 2013, 112,500 options were exercised at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds $7,000. During the six months ended June 30, 2012 no options were exercised from the 2006 Plan. None of our outstanding options from the 2013 or 2006 Plan expire during 2013. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2013.

(e) Cash Flows

Net cash used in operations during the first six months of 2013 decreased to $1,677,000 compared to $1,887,000 for same period of 2012 primarily as a result of the capitalization of exploration and development expenditures at our Mt. Hamilton project and the capitalization of interest costs paid in cash during 2013, both of which reduced the costs included in the statement of operations loss during 2013. Based upon projected expenditures in our 2013 budget, we anticipate continued use of funds from operations through the remainder of 2013. See Results of Operations discussed above for further explanation of some of these variances.

We provided $3,411,000 in cash from investing activities during the six months ended June 30, 2013 compared to $6,535,000 in cash from investing activities during the six months ended June 30, 2012. The decrease in cash provided from investing activities is primarily related to the two payments of $4,000,000 and $6,000,000, respectively, during the six months ended June 30, 2013 and 2012 related to the sale of a royalty interest on our Mt. Hamilton project during 2012 and the reduction in proceeds from the sale of Kinross during the first six months of 2013, when we sold 60,000 shares of Kinross for proceeds of $313,000 compared to the sale of 180,000 shares of Kinross for net proceeds of $1,591,000 during the first six months of 2012. We anticipate the potential for continued sales of shares of Kinross during the remainder of 2013 as discussed above under “Liquidity and Capital Resources.”

Net cash provided from financing activities for the six months ended June 30, 2013 were primarily related to the proceeds from $2,000,000 borrowing on long-term debt from RMB, which was partially offset by net repayment of short term borrowing of $382,000, the payment of $500,000 for the subscription for 5,131,150 shares of Ely common stock, used to repay the debt to Augusta of $750,000, the payment of which included the contribution from DHI of $250,000, shown as a contribution from noncontrolling interest. In addition we paid $250,000 to DHI, required as part of our earn-in to MH-LLC. During the six months ended June 30, 2012 we borrowed $1,105,000, net, in funds from short term borrowing, which was partially offset by our payment to Augusta of $750,000 and our payment to of $150,000 to DHI, required as part of our earn-in to MH-LLC. We may obtain additional cash from financing activities during 2013 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of June 30, 2013 and December 31, 2012 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

There have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012, except as it relates to the reduction in the Augusta payment discussed above in Note 4, “Long-term debt” to the unaudited condensed consolidated financial statements and as it relates to the reduction in cash payments for the underlying lease to cash and common stock payments as described above in Note 2, “Mineral property” to the unaudited condensed consolidated financial statements above.

(h) Discontinued Projects

During the six months ended June 30, 2013, we recorded $13,000 of mineral property write-downs related to our Cerro Azul project in Peru and our Atico and Jaripo projects in Mexico. We did not record any mineral property write-downs during the six months ended June 30, 2012.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 30, 2013, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As part of the Offering, insiders subscribed for 606,665 shares (the “Insider Shares”) for a total purchase of $509,999. The offer and sale of the Insider Shares was unanimously approved by Solitario’s Audit Committee of the Board of Directors. All shares in the Offering were offered and sold on the same terms and conditions.

As of June 30, 2013, and during the six months ended June 30, 2013, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

There are no recent accounting pronouncements, adopted in the six months ended June 30, 2013 or issued by the FASB during the first six months of 2013 that would have a material impact upon Solitario.

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

Item 4.   Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

August 6, 2013 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

10.1	Letter Agreement dated April 22, 2013 between Solitario, Ely, and DHI (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on April 25, 2013)

10.2	Subscription Agreement dated April 22, 2013 between Solitario and Ely subscribing for 5,131,150 shares of Ely common stock. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on April 25, 2013)

10.3	Third Amendment to mining lease dated May 23, 2013 between CMC, MH-LLC and Solitario. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on May 25, 2013)

10.4	Third Amendment to mining lease dated May 23, 2013 between Carrington, MH-LLC and Solitario. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on May 25, 2013)

10.5	Letter agreement between the Company and DHI-US with respect to the Lease Amendments dated May 23, 2013. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on May 25, 2013)

10.6	2013 Solitario Exploration & Royalty Corp. Ominbus Stock and Incentive Plan. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on June 20, 2013)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Filed herewith