Form 10-Q
period 2014-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2014-05-06
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2014

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

 There were 39,212,689 shares of $0.01 par value common stock outstanding as of May 6, 2013.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,044	$2,092
Investments in marketable equity securities, at fair value	1,201	1,577
Prepaid expenses and other	46	115
Total current assets	3,291	3,784

Mineral properties	12,744	12,098
Investments in marketable equity securities, at fair value	3,009	2,396
Equity method investment	28	153
Other assets	998	1,069
Total assets	$20,070	$19,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$370	$367
Short-term margin loan	—	802
Other	7	84
Total current liabilities	377	1,253

Long-term debt, net of discount	3,198	3,144
Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	400	140

Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2014 and December 31, 2013)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (39,212,689 and 37,512,127, respectively, shares issued and outstanding at March 31, 2014 and December 31, 2013)	392	375
Additional paid-in capital	53,752	51,963
Accumulated deficit	(45,262)	(44,730)
Accumulated other comprehensive income	646	460
Total Solitario shareholders’ equity	9,528	8,068
Noncontrolling interest	(433)	(105)
Total shareholders’ equity	9,095	7,963
Total liabilities and shareholders’ equity	$20,070	$19,500

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2014	2013
Costs, expenses and other:
Exploration expense	$48	$362
Depreciation and amortization	3	7
General and administrative	531	627
Gain on derivative instruments	(32)	(3)
Property abandonment and impairment	—	10
Interest and dividend income	—	(54)
Total costs, expenses and other	550	949
Other income (expense)
Gain on sale of marketable equity securities	300	—
(Loss) gain on warrant liability	(260)	99
Net loss of equity method investment	(125)	(313)
Total other income (expense)	(85)	(214)
Loss before income tax	(635)	(1,163)
Income tax benefit	100	169
Net loss	(535)	(994)
Less net loss attributable to noncontrolling interest	3	3
Net loss attributable to Solitario shareholders	$(532)	$(991)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	38,130	34,589

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2014	2013
Net loss for the period, before other comprehensive loss	$(535)	$(994)
Other comprehensive income (loss)
Unrealized income (loss) on marketable equity securities, net of deferred taxes	186	(884)
Comprehensive loss	$(349)	$(1,878)
Income (loss) attributable to noncontrolling interests	3	3
Comprehensive loss attributable to Solitario shareholders	$(346)	$(1,875)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(535)	$(994)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(32)	(3)
Depreciation and amortization	3	7
Loss on equity method investment	125	313
Loss (gain) on warrant liability	260	(99)
Employee stock option expense	56	125
Deferred income tax benefit	(100)	(169)
Property abandonment and impairment	—	10
Gain on equity security sales	(300)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69	(14)
Accounts payable and other current liabilities	(34)	33
Net cash used in operating activities	(488)	(791)
Investing activities:
Additions to mineral properties	(535)	(362)
Sale of derivative instruments	36	—
Proceeds from mineral property sale receivable	—	4,000
Proceeds from sale of marketable equity securities	350	—
Other assets, net	11	—
Net cash (used in) provided by investing activities	(138)	3,638
Financing activities:
Proceeds from issuance of common stock	1,630	—
Short-term borrowing (net)	(802)	—
Proceeds from exercise of options	—	183
Proceeds from long-term debt	—	1,000
Payment to noncontrolling interest	(250)	(250)
Net cash provided by financing activities	578	933

Net increase (decrease) in cash and cash equivalents	(48)	3,780
Cash and cash equivalents, beginning of period	2,092	616
Cash and cash equivalents, end of period	$2,044	$4,396

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$50	$35

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$103	$145
Issuance of stock to noncontrolling interest	$75	$77
Issuance of stock to settle severance liability	$45	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company (but not a company in the “Development Stage”) under Industry Guide 7, as issued by the United States Securities and Exchange Commission, with a focus on developing the Mt. Hamilton project located in Nevada. In addition to its Mt. Hamilton project, Solitario acquires and holds a portfolio of precious and base metal exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. At March 31, 2014, in addition to the Mt. Hamilton project, Solitario had six mineral exploration properties in Peru and Mexico and its Yanacocha and Mercurio royalty properties in Peru and Brazil, respectively. Solitario is conducting limited exploration activities in these countries.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2014 and 2013 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2014.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Investment in Kinross

Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at March 31, 2014, which consists of 530,000 shares of Kinross common stock. During the three months ended March 31, 2014 Solitario sold 70,000 shares of Kinross for net proceeds of $350,000 and recorded a gain on sale of $300,000. Solitario did not sell any of its shares of Kinross during the three months ended March 31, 2013. As of December 31, 2013, Solitario had borrowed $802,000 in short-term margin loans against its holdings of Kinross shares. The short-term margin loan was paid in full during the three months ended March 31, 2014. The short term margin loans are discussed at Note 4, “Short-term debt,” Below. As of May 5, 2014 we own 530,000 shares of Kinross common stock which have a value of approximately $2.19 million based upon the market price of $4.13 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources.

Equity method investments

Solitario accounts for its investment in Pedra Branca do Mineracao, Ltd. (“PBM”) under the equity method as of July 21, 2010, when Anglo Platinum Limited (“Anglo”) earned a 51% interest in PBM. Solitario elected not to record its investment in PBM at fair value after July 21, 2010 and during the three months ended March 31, 2014 and 2013 recorded a reduction of $125,000 and $313,000, respectively, in its equity method investment for Solitario’s share of the loss of PBM.

Employee stock compensation plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25%

of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three months ended March 31, 2014 and 2013, Solitario recorded $56,000 and $125,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

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

There were no new options granted during the three months ended March 31, 2014 and 2013 under the 2006 plan. No options were exercised during the three months ended March 31, 2014. During the three months ended March 31, 2013 options for 112,500 shares were exercised at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds of $7,000.

The 2013 Plan

On June 18, 2013 Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, the Board of Directors may grant awards for up to 1,750,000 shares to Directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. Solitario classifies its awards from the 2013 Plan as equity awards under the provisions of ASC 718 “Compensation – Stock Compensation.”

During the three months ended March 31, 2014, Solitario granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two employees as part of their severance pay upon the employees’ termination from the Company. There were no other stock awards or exercises of options under the 2013 plan during the three months ended March 31, 2014.

Earnings per share

The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, Solitario excluded 2,022,000 and 2,480,900, respectively, potentially dilutive shares related to outstanding common stock options from the calculation because the effects were anti-dilutive. In addition, during the three months ended March 31, 2014 and 2013, Solitario excluded an additional 1,624,748 shares related to warrants from the calculation because the effects were anti-dilutive.

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	March 31, 2014	December 31, 2013
Marketable equity securities at fair value	$4,210	$3,973
Cost	1,905	1,954
Accumulated other comprehensive income for unrealized holding gains	2,305	2,019
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(802)	(688)
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	(857)	(871)
Accumulated other comprehensive income	$646	$460

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended March 31,
	2014	2013
Gross cash proceeds	$350	$—
Cost	50	—
Gross gain on sale included in earnings during the period	300	—
Deferred taxes on gross gain on sale included in earnings	(105)	—
Valuation allowance on deferred taxes on gross gain on sale included in earnings	105	—
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(300)	—
Gross unrealized holding gain (loss) arising during the period included in other comprehensive loss	586	(1,410)
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	(204)	526
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	104	—
Net unrealized holding (loss) gain	486	(884)
Other comprehensive income (loss) from marketable equity securities	$186	$(884)

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,	December 31,
	2014	2013
Development (United States)
Mt. Hamilton	$12,705	$12,059
Exploration
Pachuca (Mexico)	20	20
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Mexico)	3	3
La Promesa (Peru)	5	5
Total exploration	39	39
Total mineral property	$12,744	$12,098

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

Capitalized costs

Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study, as detailed in the following table:

(in thousands)	Three months ended March 31,
	2014	2013
Development expenditures	$485	$327
Capitalized interest	153	180
Property payments	—	—
Capitalized depreciation	8	8
Total capitalized costs	$646	$515

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Discontinued projects

Solitario did not record any mineral property write-downs during the three months ended March 31, 2014. During the three months ended March 31, 2013, Solitario recorded $10,000 of mineral property write-downs related to its Atico and Jaripo projects in Mexico.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2014	2013
Geologic and field expenses	$26	$246
Administrative	22	116
Total exploration costs	$48	$362

3.        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2014	2013
Deferred offering costs RMB Loan	$273	$322
Accumulated Mt. Hamilton advance royalty payments	600	600
Furniture and Fixtures, net of accumulated depreciation	83	95
Exploration bonds and other assets	42	52
Total other assets	$998	$1,069

In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Long-term debt,” below.

4.       Short-term Debt

During the three months ended March 31, 2014 Solitario had a secured credit line agreement with UBS Bank, USA (“UBS”), which was secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of 530,000 Kinross shares. The UBS secured line of credit carried an interest rate which floated based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate (“LIBOR”) which averaged 0.16% during the period the UBS secured line of credit was outstanding during the three months ended March 31, 2014. Solitario paid its entire balance owing on the UBS secured line of credit during the three months ended March 31, 2014 and the secured line of credit was terminated.

The following tables summarize Solitario’s short-term debt:

(in thousands)
UBS short-term credit line
Beginning balance December 31, 2013	$802
Borrowing, including interest	104
Repayments	(906)
Ending balance March 31, 2014	$—

(in thousands)	Three months ended March 31,
	2014	2013
Interest UBS short-term credit line	$4	$8

During the three months ended March 31, 2014 and 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

5.       Long-term Debt

Augusta long-term debt

In connection with the formation of Mt. Hamilton LLC (“MH-LLC”), the Mt. Hamilton properties contributed by a subsidiary of Ely Gold & Minerals Inc. (“Ely”), DHI Minerals (US), Ltd. (“DHI”) to MH-LLC were subject to a security interest granted to Augusta Resource Corporation (“Augusta”) related to Ely’s acquisition of the Mt. Hamilton properties. Pursuant to the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (the “MH Agreement”), as part of its earn-in, Solitario agreed to make private placement investments totaling $2,500,000 in Ely common stock, all to provide Ely with the funds necessary for Ely to make the loan payments due to Augusta at the time of the formation of MH-LLC. The payments due to Augusta were non-interest bearing. Accordingly, upon formation and the contribution of the mineral properties by DHI to MH-LLC, MH-LLC recorded the discounted fair value of the payments due to Augusta, discounted at 7.5%, which was Solitario’s estimated cost of similar credit as of the formation of MH-LLC. On November 22, 2013 Solitario fully paid off the Augusta long-term debt. See “Recent Developments, Augusta long-term debt” in Note 1 to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2013, Solitario recorded $42,000 for accretion of interest costs related to the Augusta long-term debt, which was capitalized to mineral property. See Note 2, Mineral Properties, above.

RMB Facility Agreement

On August 10, 2012, Solitario entered into a Facility Agreement (the “Facility Agreement”) with RMB Australia Holdings Limited, an Australian corporation (“RMBAH”), and RMB Resources Inc., a Delaware corporation (“RMBR”) whereby Solitario may borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”) at any time during the 24 month period commencing on August 21, 2012, (the “Availability Period”), after which time any undrawn portion of the $5,000,000 commitment will be cancelled and will no longer be available for drawdown. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB warrants issued at the time Solitario entered into the Facility Agreement. The warrant discount is being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.25% at March 31, 2014. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance December 31, 2013	$3,500	$(356)	$3,144
Borrowing	—		—
Amortization of discount to interest cost	—	54	54
Ending balance March 31, 2014	$3,500	$(302)	3,198

Solitario recorded the following interest cost related to the RMB Loan:

(in thousands)	Three months ended March 31,
	2014	2013
Interest paid in cash	$46	$27
Amortization of the RMB Warrants discount	54	54
Amortization of RMB deferred financing costs	49	49
Total interest expense related to the RMB Loan	$149	$130

During the three months ended March 31, 2014 and 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative instruments

RMB Warrants

In August 2012, pursuant to the Facility Agreement, the Company issued 1,624,748 warrants to RMBAH (the “RMB Warrants”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. Solitario recorded a warrant discount, which it is amortizing on a straight-line basis. See Note 5, long-term debt, above.

Solitario has recorded a liability as of March 31, 2014 and December 31, 2013 of $400,000 and $140,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a loss on the RMB Warrants of $260,000 during the three months ended March 31, 2014 based upon a Black-Scholes model as of March 31, 2014 using a 17 month-life, a volatility of 56% a stock price of $1.27 per share and a risk free interest rate of 0.38%. Solitario recorded a gain on the RMB Warrants of $99,000 during the three months ended March 31, 2013 based upon a Black-Scholes model as of March 31, 2013 using a 29 month-life, a volatility of 65% a stock price of $1.60 per share and a risk free interest rate of 0.29%.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. During the three months ended March 31, 2014, Solitario sold covered calls covering 130,000 shares for proceeds of $36,000. At March 31, 2014 these covered calls had a fair value of

$7,000 and Solitario recorded a gain of $29,000 on these covered calls during the three months ended March 31, 2014. At December 31, 2013 Solitario had sold options covering 200,000 shares of Kinross, recorded as a $3,000 current liability, which expired unexercised in February 2014. Solitario recorded a gain of $3,000 on these covered call options during the three months ended March 31, 2014. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change.

7.        Fair value

For certain of Solitario’s financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The long-term debt associated with MH-LLC was carried at its estimated fair value based upon the discounted present value of the payments using an estimated discount rate and the RMB Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2014 and 2013 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$4,210	$—	$—	$4,210
Liabilities
RMB warrants	—	400	—	400
Kinross calls	7			7

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

At March 31, 2014 and December 31,2013, primarily as a result of the its net operating loss carry-forwards exceeding the built-in-gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario has recorded a valuation allowance equal to the built-in gain on the value of its holdings of Kinross common stock.

During the three months ended March 31, 2014, Solitario recorded a $100,000 deferred tax benefit in the statement of operations related to the release of valuation allowance for the deferred taxes expense of $100,000 in other comprehensive income related to net unrealized gains of $286,000 on marketable equity securities. During the three months ended March 31, 2013, Solitario recorded a $169,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $526,000 to other comprehensive income related to net unrealized losses of $1,410,000 on marketable equity securities.

9.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2013	37,512,127	$375	$51,963	$(44,730)	$460	$8,068	$(105)	$7,963

Issuance of stock from restricted stock Grant	50,562	-	45	-	-	45	-	45
Issuance of shares to noncontrolling shareholder for future earn-in	50,000	1	74	-	-	75	(75)	-
Issuance of cash to noncontrolling shareholder for future earn-in	-	-	-	-	-	-	(250)	(250)
Issuance of shares in private placement for cash	1,600,000	16	1,614	-	-	1,630	-	1,630
Stock option expense	-	-	56	-	-	56	-	56
Net loss	-	-	-	(532)	-	(532)	(3)	(535)
Net unrealized gain on marketable equity securities	-	-	-	-	186	186	-	186
Balance at March 31, 2014	39,212,689	$392	$53,752	$(45,262)	$646	$9,528	$(433)	$9,095

On February 28, 2014 Solitario closed a private placement of 1,600,000 shares of Solitario common stock priced at $1.05 per share for gross proceeds of $1,680,000 (the “2014 Offering”). Solitario retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering.

During the three months ended March 31, 2014, Solitario paid DHI Minerals (US), Ltd. (“DHI”) $250,000 in cash and delivered 50,000 shares of Solitario common stock to DHI, in accordance with the terms of the letter of intent between Solitario, DHI and Ely. See Note 2, “Mineral Properties, Mt. Hamilton” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.       Segment Reporting

Solitario operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.” The following summarizes Solitario segment activity for the three months ended March 31, 2014 and 2013:

(in thousands)	Three months ended March 31, 2014
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$—	$48	$—	$48
Interest expense (2)	—	—	—	—
Other (1)	—	135	452	587
Pre-tax loss	$—	$183	$452	$635
Total assets (3)(4)	$15,009	$346	$4,715	$20,070
Capital Expenditures (2)	$646	$—	$—	$646

(1)	Exploration other includes loss on unconsolidated subsidiary of $125
(2)	Interest cost of $153 and depreciation of $8 have been capitalized to Mt. Hamilton mineral properties.
(3)	Exploration total assets include investment in unconsolidated subsidiary of $28.
(4)	Corporate and other total assets include investment in marketable equity securities of $4,210.

(in thousands)	Three months ended March 31, 2013
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$—	$362	$—	$362
Interest expense (6)	—	—	—	—
Other (5)	7	351	443	801
Pre-tax loss	$7	$713	$443	$1,163
Total assets (7)(8)	$14,236	$1,395	$6,351	$21,982
Capital Expenditures (6)	$515	$—	$—	$515

(5)	Exploration other includes loss on unconsolidated subsidiary of $313
(6)	Interest cost of $180 and depreciation of $8 have been capitalized to Mt. Hamilton mineral properties.
(7)	Exploration total assets include investment in unconsolidated subsidiary of $852.
(8)	Corporate and other total assets include investment in marketable equity securities of $5,683.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2013 and 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2013. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

(b) Recent Developments

Sale of common stock

On February 28, 2014 we closed the 2014 Offering. Solitario retained a placement agent in connection with the portion of the 2014 Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering.

(c) Results of Operations

Comparison of the quarter ended March 31, 2014 to the quarter ended March 31, 2013

We had a net loss attributable to Solitario shareholders of $532,000 or $0.01 per basic and diluted share for the three months ended March 31, 2014 compared to a loss of $991,000, or $0.03 per basic and diluted share for the three months ended March 31, 2013. As explained in more detail below, the primary reason for the decrease in the loss in the three months ended March 31, 2014 compared to the loss in the first three months of 2013 was (i) an increase in the gain on sale on marketable equity securities to $300,000 during the three months ended March 31, 2014 compared to no gain as we did not sell any of our Kinross stock during the three months ended March 31, 2013; (ii) a reduction in our exploration expense during the three months ended March 31, 2014 to $48,000 compared to exploration expense of $362,000 during the three months ended March 31, 2013 (iii) a reduction in the net loss of equity method investment to $125,000 during the three months ended March 31, 2014 compared to a loss of $313,000 during the three months ended March 31, 2013 and (iv) a reduction in our general and administrative expenses to $531,000 during the three months ended March 31, 2014 compared to general and administrative costs of $627,000 during the three months ended March 31, 2013. These were partially offset by (i) the loss on our warrant liability of $260,000 during the three months ended March 31, 2014 compared to a gain on warrant liability of $$99,000 during the three months ended March 31, 203 and (ii) a reduction in the income tax benefit, to $100,000 for the release of a portion of the valuation allowance on our other comprehensive income during the three months ended March 31, 2014 as a result of the net gain in other comprehensive income of $286,000 compared to an income tax benefit of $169,000 during the three months ended March 31, 2013. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $48,000 during the three months ended March 31, 2014 compared to exploration expense of $362,000 during the three months ended March 31, 2013. We significantly reduced our exploration activities in Peru and Mexico during 2013, and during the first quarter of 2014 have only one contract geologist in each of

Peru and Mexico, performing limited exploration activity including care and maintenance of our existing exploration projects. In addition we closed our exploration offices in Bolivia and Brazil during 2013, further reducing costs. We have no exploration costs related to Mt. Hamilton as all of our activities during the three months ended March 31, 2014 and 2013 were development related. During the three months ended March 31, 2014 and 2013 we capitalized $485,000 and $327,000, respectively, of development costs at our Mt. Hamilton project and we capitalized $8,000 of depreciation to Mt. Hamilton during the three months ended March 31, 2014 and 2013. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. Until we complete the development of our Mt. Hamilton project, we anticipate our future exploration activities will remain at a reduced level during the remainder of 2014 compared to 2013 as a result of reduced activity in both Mexico and Peru. However, we anticipate continuing to acquire mineral properties, on a limited basis, either through staking, joint venture or lease, in Latin America during 2014. Our 2014 budget for the Mt. Hamilton project is approximately $1,035,000 in expenditures, all of which we anticipate we will capitalize. We also have budgeted approximately $765,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2014, which will also be capitalized.

Exploration expense (in thousands) by project for the three months ended March 31, 2013 and 2012 consisted of the following:

	March 31,	March 31,
Project Name	2014	2013
Pachuca	6	6
Reconnaissance	42	356
Total exploration expense	$48	$362

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI currently owns a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $3,000 for DHI’s share of the losses at MH-LLC during the three months ended March 31, 2014 and 2013. Because we capitalize our costs related to the Mt. Hamilton project, the losses at MH-LLC have been reduced to a minimal amount of certain administrative, non-development costs with a concurrent reduction in the noncontrolling interest credit. We do not anticipate recording any significant credits for losses attributable to noncontrolling interest for the remainder of 2014. Also see Note 9, “Shareholders’ Equity, comprehensive loss and noncontrolling interest” and Note 2, “Mineral Property,” to the unaudited condensed consolidated financial statements.

General and administrative costs, excluding stock option compensation costs discussed below, were $475,000 during the three months ended March 31, 2014 compared to $502,000 in the three months ended March 31, 2013. The major components of these costs were related to (i) salaries and benefit expense during the first three months of 2014 of $215,0000 compared to salaries and benefit expense of $248,000 in the same period of 2013; (ii) legal and accounting expenditures of $58,000 in the first three months of 2013 compared to $68,000 in the same period of 2013; and (iii) travel and shareholder relation costs of $176,000 during the first three months of 2014 compared to $143,000 in the same period of 2013, which increased as a result of additional financing efforts during 2014 including presentations related to our 2014 Offering and to inform the investment community of our recent accomplishments at the Mt. Hamilton project. Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $56,000 during the three months ended March 31, 2014 compared to $125,000 for the same period of 2013, which decreased as a result of options previously granted becoming fully vested during 2013. We anticipate our full year general and administrative costs will be less during 2014 compared to 2013 primarily as a result of reductions in activities in our Latin American exploration operations and planned reductions in certain salary costs.

During the three months ended March 31, 2014 we sold 70,000 shares of Kinross for net proceeds of $350,000 and recorded a gain on sale of $300,000. During the three months ended March 31, 2013 we did not sell any shares of Kinross. We have estimated we will sell approximately 360,000 shares of Kinross during 2014, of which the planned sale of 290,000 shares is recorded as a current asset of $1,201,000 at March 31, 2014. See also "Liquidity and Capital Resources," below.

As a result of the classification of our RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations. Solitario recorded a loss on the RMB Warrants of

$260,000 for the three months ended March 31, 2014 compared to a gain on the RMB Warrants of $99,000 for the three months ended March 31, 2013, based upon a Black-Scholes model. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2014, we recorded no property impairments. During the three months ended March 31, 2013 we recorded $10,000 of mineral property write downs related to our Jaripo and Atico properties in Mexico.

At March 31, 2014 primarily as a result of the net operating loss carry-forwards exceeding the built-in-gain in the value of our holdings of Kinross common stock recognized as other comprehensive income, we have recorded a valuation allowance equal to the built-in gain on the value of its holdings of Kinross common stock. However during the three months ended March 31, 2014 we recorded $100,000 of deferred tax benefit in the statement of operations for the release of a portion of the valuation allowance against our deferred tax assets on our built-in tax gains in other comprehensive income, related to our net other comprehensive income of $286,000 during the three months ended March 31, 2014. During the three months ended March 31, 2013, Solitario recorded a $169,000 deferred tax benefit in the statement of operations and recorded a deferred tax benefit of $526,000 to other comprehensive income related to net unrealized losses of $1,410,000 on marketable equity securities. As a result of a portion of development costs at Mt. Hamilton being currently deductible for United States income tax purposes and incurring United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2014. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru and Mexico. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Sale of common stock

On February 28, 2014 we closed the 2014 Offering for gross proceeds of $1,680,000. Solitario retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering. We used the proceeds from the 2014 Offering to reduce our short-term debt and will use the remaining proceeds for general corporate purposes.

Short-term debt

See a summary of our short-term debt in Note 4, “Short-term debt” to the unaudited condensed consolidated financial statements. We have used our short-term debt as an alternative source of capital to selling our Kinross stock. During the three months ended March 31,204 we paid off $806,000 of short-term debt, including $4,000 of interest, eliminating our short-term debt as of March 31, 2014 and have terminated our short-term loan with UBS. We do not anticipate we will borrow money using short-term margin loans using our Kinross stock as collateral in the near future.

Long-term debt

See a summary of our long-term debt in Note 5 “Long-term debt” to the unaudited condensed consolidated financial statements.

Augusta debt

In November 2013 we paid off our Augusta debt, and incurred no interest or other costs related to the Augusta debt during the three months ended March 31, 2014. During the three months ended March 31, 2013 we accrued $42,000 of interest cost related to the Augusta debt, which was capitalized to mineral property.

RMB Facility Agreement

As of March 31, 2014 and December 31, 2013 we owed $3,500,000 related to the RMB Facility Agreement. During the three months ended March 31, 2014 we paid $46,000 in cash for interest on the RMB loan. In addition we recorded $49,000 to interest cost for the amortization of deferred offering costs related to the RMB loan and we recorded $54,000 to interest costs related to the amortization of the RMB Warrants. All of these interest costs were capitalized to mineral property. During the three months ended March 31, 2013 we borrowed an additional $1,000,000 on the RMB Facility Agreement. During the three months ended March 31, 2013 we paid $27,000 in cash for interest on the RMB Loan. During the three months ended March 31, 2013 we incurred $49,000 in interest cost for the amortization of deferred offering costs related to the RMB Loan and we incurred $54,000 of interest cost related to the warrant discount associated with the RMB Warrants issued in connection with the Facility Agreement. As of March 31, 2014 we have $1,500,000 of available borrowing under the Facility Agreement, which we anticipate borrowing during 2014 prior to the end of the Availability Period. The use of these proceeds are limited to development expenditures at Mt. Hamilton, earn-in payments for MH-LLC and approved budgeted general corporate purposes as further described in Note 5, “Long-term debt” to our unaudited condensed consolidated financial statements.

RMB Warrants

Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of March 31, 2014 the RMB Warrants have an estimated fair value of approximately $400,000 based upon a Black-Scholes model and we recorded a loss of $260,000 on the fair value of the RMB Warrants during the three months ended March 31, 2014; however we do not expect RMBAH to exercise any of these warrants during the next year.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 530,000 shares of Kinross common stock at March 31, 2014. The Kinross shares are recorded at their fair value of $2,194,000 at March 31, 2014. During the three months ended March 31, 2014, we sold we sold 70,000 shares of Kinross stock for proceeds of $350,000 resulting in a gain of $300,000. We did not sell any Kinross shares during the three months ended March 31, 2013. As of May 5, 2014 we own 530,000 shares of Kinross with a value of $2.19 million based upon the closing price of Kinross of $4.13 per share as quoted on the NYSE. As of May 5, 2014, the price of Kinross common stock has fallen to $4.13, which is below our assumed price of $5.00 for 2014 budgeting purposes. Accordingly, we have taken steps to reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $5.44 per share to a low of $4.01 per share during the three months ended March 31, 2014.

We have budgeted the anticipated sale of 360,000 shares of Kinross stock during 2014 for assumed proceeds of $1,800,000. However, as a result of sale of our common stock discussed above and the recent reduction of the price of a share of Kinross common stock during 2014 we may delay or reduce our planned sale of Kinross stock during 2014. We may also sell some or all of our investments in other marketable equity securities, including Ely, or raise additional debt or equity or a combination of such factors. However there can be no assurance that sources of additional debt or equity financing will be available on acceptable terms if at all. We have adequate working capital and cash to meet our planned 2014 expenditures and have no plan to reduce our planned 2014 Mt. Hamilton permitting and development expenditures.

In addition we own other marketable equity securities with a fair value of $2,016,000 as of March 31, 2014. Included in these securities are 15,732,274 shares of Ely classified as available for sale and recorded at their fair market value of $1,991,000 at March 31, 2014.

At March 31, 2014 and December 31, 2013, we have classified $1,201,000 and $$1,577,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the three months ended March 31, 2014, we recorded a gain on marketable equity securities in other comprehensive income of $286,000.

We anticipate our existing cash balance, any additional proceeds from the sale of Kinross common stock and any additional proceeds from the RMB Loan, discussed above, will provide adequate funds for our operations for the next year.

Working Capital

We had working capital of $2,914,000 at March 31, 2014 compared to working capital of $2,531,000 as of December 31, 2013. Our working capital at March 31, 2014 consists primarily of our cash and cash equivalents and the current portion of our investment in marketable equity securities of $1,201,000, less our accounts payable of $370,000. We will continue to monitor our exposure to a single asset, taking into consideration our cash and liquidity requirements, tax implications, the market price of gold and the market price of Kinross stock.

Cash and cash equivalents were $2,044,000 as of March 31, 2014 compared to $2,092,000 at December 31, 2013. During the three months ended March 31, 2014 we received net proceeds of $1,630,000 from the sale of our common stock and repaid $806,000, including $4,000 of interest on our short-term debt.

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

Stock-Based Compensation Plans

During the three months ended March 31, 2014 no options were exercised from the 2006 Plan. During the first three months of 2013, 112,500 options were exercised from the 2006 Plan at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds of $7,000. During three months ended March 31, 2014 we granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two employees as part of the severance pay upon the employees’ termination from the company. We recorded a credit to common additional paid-in capital upon the issuance of the shares under the 2013 Plan. There were no other stock awards or exercises of options under the 2013 plan during the three months ended March 31, 2014. Options for 264,000 shares at a price of Cdn$1.55 per share from the 2006 Plan expire on May 15, 2014. None of our remaining outstanding options from the 2006 Plan or the 2013 Plan expire during 2013. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2014.

(e) Cash Flows

Net cash used in operations during the first three months of 2014 decreased to $488,000 compared to $791,000 for the first three months of 2013 primarily as a result of the reduction in exploration expenses and the reduction in general and administrative expenses during the first three months of 2014 compared the same period of 2013. Based upon projected expenditures in our 2014 budget, we anticipate continued use of funds from operations through the remainder of 2014. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $138,000 in cash from investing activities during the three months ended March 31, 2014 compared to providing $3,638,000 in cash from investing activities during the three months ended March 31, 2013. The large decrease was due to the payment of a $4,000,000 receivable related to the sale of a royalty interest on our Mt. Hamilton project during 2013. This decrease in cash provided during 2014 was partially offset by the increase in proceeds from the sale of Kinross stock during the first three months of 2014, compared to the first three months of 2013, when there were no sales of Kinross.

In addition we capitalized cash expenditures related to our Mt. Hamilton project of $535,000 during the three months ended March 31, 2014 compared to capitalized cash expenditures of $362,000 at Mt. Hamilton during the first three months of 2013. We anticipate continued capitalization of expenditures at Mt. Hamilton during the remainder of 2014 as discussed above under “Liquidity and Capital Resources.”

Net cash provided from financing activities for the three months ended March 31, 2014 were primarily related to the proceeds from the 2014 Offering of $1,630,000 less the repayment of our short-term borrowing, discussed above, compared to a $1,000,000 borrowing on long-term debt from RMB during the three months ended March 31,2013. These receipts of cash in both 2014 and 2013 were partially offset by payments of $250,000 to DHI as part of our earn-in payments for MH-LLC during each of the three months ended March 31, 2014 and 2013. We may obtain additional cash from financing activities during the remainder of 2014 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of March 31, 2014 and December 31, 2013 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

There have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2014. During the three months ended March 31, 2013, we recorded $10,000 of mineral property write-downs related to our Atico and Jaripo projects in Mexico.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2014, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of March 31, 2014, and for the three months ended March 31, 2014, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

There are no recent accounting pronouncements, adopted in the three months ended March 31, 2014 or issued by the FASB during the first three months of 2014 that would have a material impact upon Solitario.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

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

Item 4.   Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario's internal control over financial reporting and the design and operation of Solitario's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, Solitario's internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes of financial reporting pursuant to Item 308(c) of Regulation S-K during the three months ended March 31, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

May 6, 2014 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2		Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2		Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith