Form 10-Q
period 2014-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2014-11-04
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2014

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

 There were 39,247,689 shares of $0.01 par value common stock outstanding as of November 3, 2014.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,917	$2,092
Investments in marketable equity securities, at fair value	3,012	1,577
Prepaid expenses and other	47	115
Total current assets	4,976	3,784

Mineral properties	14,044	12,098
Investments in marketable equity securities, at fair value	—	2,396
Equity method investment	—	153
Other assets	881	1,069
Total assets	$19,901	$19,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$225	$367
Short-term margin loan	—	802
Current portion long-term debt, net of discount	4,806	—
Other	—	84
Total current liabilities	5,031	1,253

Long-term debt, net of discount	—	3,144
Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	282	140

Commitments and contingencies
Equity:
Solitario shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (39,247,689 and 37,512,127, respectively, shares issued and outstanding at September 30, 2014 and December 31, 2013)	393	375
Additional paid-in capital	54,356	51,963
Accumulated deficit	(46,306)	(44,730)
Accumulated other comprehensive (loss) income	(416)	460
Total Solitario shareholders’ equity	8,027	8,068
Noncontrolling interest	(439)	(105)
Total shareholders’ equity	7,588	7,963
Total liabilities and shareholders’ equity	$19,901	$19,500

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Property and joint venture revenue	$200	$200	$200	$200
Costs, expenses and other:
Exploration expense	58	76	242	$774
Depreciation and amortization	3	5	11	21
General and administrative	794	413	1,729	1,557
Gain on derivative instruments	—	(64)	(39)	(67)
Property abandonment and impairment	—	—	20	13
Interest and dividend income	—	—	(1)	(56)
Gain on sale of assets	(1)	—	(1)	(11)
Total costs, expenses and other	854	430	1,961	2,231
Other income (expense)
Gain on sale of marketable equity securities	69	38	472	308
Gain (loss) on warrant liability	77	96	(142)	953
Net loss of equity method investment	—	(158)	(153)	(896)
Total other income (expense)	146	(24)	177	365
Loss before income tax	(508)	(254)	(1,584)	(1,666)
Income tax expense	—	47	—	23
Net loss	(508)	(207)	(1,584)	(1,643)
Less net loss attributable to noncontrolling interest	3	5	8	12
Net loss attributable to Solitario shareholders	$(505)	$(202)	$(1,576)	$(1,631)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	39,248	36,463	38,873	35,244

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Net loss for the period, before other comprehensive loss	$(508)	$(207)	$(1,584)	$(1,643)
Other comprehensive income (loss)
Unrealized loss on marketable equity securities, net of deferred taxes	(694)	(272)	(876)	(2,825)
Comprehensive loss	$(1,202)	$(479)	$(2,460)	$(4,468)
Loss attributable to noncontrolling interests	3	5	8	12
Comprehensive loss attributable to Solitario shareholders	$(1,199)	$(474)	$(2,452)	$(4,456)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(1,584)	$(1,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(39)	(67)
Depreciation and amortization	11	21
Loss on equity method investment	153	896
Loss (gain) on warrant liability	142	(953)
Employee stock option expense	622	206
Deferred income tax expense	—	(23)
Property abandonment and impairment	20	13
Gain on asset and equity security sales	(472)	(319)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	68	76
Accounts payable and other current liabilities	(177)	(18)
Net cash used in operating activities	(1,256)	(1,811)
Investing activities:
Additions to mineral properties	(1,599)	(1,640)
Sale of derivative instruments	36	—
Proceeds from mineral property sale receivable	—	4,000
Proceeds from sale of marketable equity securities	556	358
Proceeds from asset sales	—	107
Other assets, net	10	45
Net cash (used in) provided by investing activities	(997)	2,870
Financing activities:
Proceeds from issuance of common stock	1,630	2,060
Short-term borrowing (net)	(802)	(1,500)
Proceeds from long-term debt	1,500	2,000
Repayment of long-term debt	—	(750)
Contribution from noncontrolling interest	—	250
Proceeds from exercise of options	—	183
Distribution to noncontrolling interest	—	(50)
Payment to noncontrolling interest	(250)	(500)
Net cash provided by financing activities	2,078	1,693
Net (decrease) increase in cash and cash equivalents	(175)	2,752
Cash and cash equivalents, beginning of period	2,092	616
Cash and cash equivalents, end of period	$1,917	$3,368

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$154	$137
Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$309	$420
Capitalized depreciation	$20	$23
Issuance of stock to noncontrolling interest	$76	$126
Issuance of stock for mineral property	$38	$41
Issuance of stock to settle severance liability	$45	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business

Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company (but not a company in the “Development Stage”) under Industry Guide 7, as issued by the United States Securities and Exchange Commission, with a focus on developing the Mt. Hamilton project located in Nevada. Although Solitario intends to develop the Mt. Hamilton project, Solitario has never developed a mineral property. Solitario may explore other strategic options with respect to the Mt. Hamilton project, including a potential sale of all or a part of its interest or other contractual arrangements intended to monetize its interest. In addition to the Mt. Hamilton project, Solitario owns the Bongará zinc project in Brazil, which is subject to a joint venture with Votorantim Matais Cajamarquilla, S.A. (“Votorantim”), whereby Votorantim is earning a 70% interest in the Bongará zinc project, subject to certain conditions. In addition, Solitario acquires and holds a portfolio of precious and base metal exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves and at September 30, 2014 has four mineral exploration properties in Peru and Mexico and its Yanacocha and Mercurio royalty properties in Peru and Brazil, respectively. Solitario is conducting limited exploration activities in these countries.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2014 and 2013 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2014.

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

Investment in Kinross

          Solitario has a significant investment in Kinross Gold Corporation (“Kinross”) at September 30, 2014 and December 31, 2013, which consists of the following:

(in thousands)	September 30, 2014	December 31, 2013
Shares	480	600
Fair value
Current assets	$1,584	$1,577
Long term assets	$—	$1,051

During the three and nine months ended September 30, 2014 and 2013, Solitario sold the following shares of Kinross:

(in thousands)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Shares sold	20	10	120	70
Proceeds	$83	$45	$556	$358
Gain on sale	$69	$38	$472	$308

At December 31, 2013, Solitario had borrowed $802,000 in short-term margin loans against its holdings of Kinross shares, which loans were paid during the nine months ended September 30, 2014. The short-term margin loans are discussed below under, “Short-term debt.” As of November 3, 2014 we own 480,000 shares of Kinross common stock which have a value of approximately $1.0 million based upon the market price of $2.22 per Kinross share as of such date. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant decline in the market value of Kinross common shares could have a material negative impact on our liquidity and capital resources.

Equity method investments

Solitario accounts for its investment in Pedra Branca do Mineracao, Ltd. (“PBM”) under the equity method as of July 21, 2010, when Anglo Platinum Limited (“Anglo”) earned a 51% interest in PBM. Solitario elected not to record its investment in PBM at fair value after July 21, 2010 and during the three and nine months ended September 30, 2014 recorded a loss of $nil and $153,000, respectively, in its equity method investment for Solitario’s share of the loss of PBM. During the nine months ended September 30, 2014, Solitario’s equity investment in PBM was reduced to zero and Solitario is no longer recognizing its share of losses in PBM in the statement of operations. Solitario’s unrecognized losses related to its 49% interest in PBM were $461,000 as of September 30, 2014.

Employee stock compensation plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and nine months ended September 30, 2014, Solitario recorded $511,000 and $622,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. During the three and nine months ended September 30, 2013, Solitario recorded $13,000 and $206,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

On January 28, 2014, holders of option awards from the 2006 Plan voluntarily cancelled awards for 1,797,000 options with an option price of Cdn$2.40 having an expiration date of May 5, 2015 to allow Solitario to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards. On May 19, 2014, previously granted options to acquire 264,000 shares expired unexercised and were available for grant from such date under the 2006 Plan.

During the three and nine months ended September 30, 2014, Solitario granted options under the 2006 Plan to acquire 1,990,000 shares with an exercise price of Cdn$1.60 per share, the closing price of a share of Solitario common stock as quoted on the Toronto Stock Exchange on the date of grant. The options have a term of five years, vest 25% on the date of grant and 25% on each subsequent anniversary date and had a grant date fair value of $1,618,000 based upon a Black Scholes model with a 66% expected volatility, an expected life of five years and a risk free interest rate of 1.55%. There were no new options granted during the three and nine months ended September 30, 2013 under the 2006 Plan.

No options were exercised during the three and nine months ended September 30, 2014. During the nine months ended September 30, 2013 options for 112,500 shares were exercised at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds of $7,000.

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

During the nine months ended September 30, 2014, Solitario granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which vested upon grant. These restricted stock units were granted to two former employees as part of their severance upon their termination from Solitario. During the nine months ended September 30, 2013, Solitario granted options to acquire 120,000 shares with an exercise price of $1.14 per share, the closing price of a share of Solitario common stock as quoted on the NYSE-MKT on the date of grant. The option has a term of five years, vested 25% on the date of grant and 25% on each subsequent anniversary date and a grant date fair value of $78,000 based upon a Black Scholes model with a 68% expected volatility, an expected life of five years and a risk free interest rate of 1.24%.

Earnings per share

The calculation of basic and diluted earnings and loss per share is based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2014 and 2013. During the three and nine months ended September 30, 2014 and 2013, Solitario excluded 3,748,000 and 2,600,900, respectively, potentially dilutive shares related to outstanding common stock options from the calculation because the effects were anti-dilutive. In addition, during the three and nine months ended September 30, 2014 and 2013, Solitario excluded an additional 1,624,748 shares related to warrants from the calculation because the effects were anti-dilutive.

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	September 30, 2014	December 31, 2013
Marketable equity securities at fair value	$3,012	$3,973
Cost	1,869	1,954
Accumulated other comprehensive income for unrealized holding gains	1,143	2,019
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(1,559)	(1,559)
Accumulated other comprehensive (loss) income	$(416)	$460

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended September 30,		Nine months ended September 30
	2014	2013	2014	2013
Gross cash proceeds	$83	$45	$556	$358
Cost	14	7	84	50
Gross gain on sale included in earnings during the period	(69)	(38)	(472)	(308)
Deferred taxes on gross gain on sale included in earnings	—	14	—	115
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(69)	(24)	(472)	(193)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	(625)	(187)	(404)	(3,445)
Deferred taxes on unrealized holding gain (loss) included in other comprehensive loss	—	(61)	—	813
Net unrealized holding (loss) gain	(625)	(248)	(404)	(2,632)
Other comprehensive (loss) income from marketable equity Securities	$(694)	$(272)	$(876)	$(2,825)

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	September 30,	December 31,
	2014	2013
Development (United States)
Mt. Hamilton	$14,025	$12,059
Exploration
Pachuca (Mexico)	—	20
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Mexico)	3	3
La Promesa (Peru)	5	5
Total exploration	19	39
Total mineral property	$14,044	$12,098

Mt. Hamilton

On February 22, 2012, Solitario announced the completion of a feasibility study related to its Mt. Hamilton project (the “Feasibility Study”) prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, Solitario earned an 80% interest in Mt. Hamilton LLC (“MH-LLC”), owner of the Mt. Hamilton project, and intends to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place.

Capitalized costs

Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study, as detailed in the following table:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Development expenditures	$543	$601	$1,383	$1,369
Capitalized interest	161	184	463	557
Property payments	—	75	100	175
Capitalized depreciation	4	7	20	23
Total capitalized costs	$708	$867	$1,966	$2,124

Initial property and lease payments on our exploration properties are capitalized to mineral property. All exploration costs on our exploration properties, none of which have proven and probable reserves, including exploration activities related to our projects and any additional costs incurred for subsequent lease payments or are expensed as incurred.

Discontinued projects

Solitario recorded $20,000 of mineral property write-downs during the nine months ended September 30, 2014 related to its Pachuca silver property in Mexico. During the nine months ended September 30, 2013, Solitario recorded $13,000 of mineral property write-downs related to its Cerro Azul project in Peru and its Atico and Jaripo projects in Mexico.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30		Nine months ended September 30,
	2014	2013	2014	2013
Geologic and field expenses	$38	$28	$176	$521
Administrative	20	48	66	253
Total exploration costs	$58	$76	$242	$774

3.        Other Assets

The following items comprised other assets:

(in thousands)	September 30, 2014	December 31, 2013
Deferred offering costs RMB Loan	$175	$322
Accumulated Mt. Hamilton advance royalty payments	600	600
Furniture and Fixtures, net of accumulated depreciation	64	95
Exploration bonds and other assets	42	52
Total other assets	$881	$1,069

In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Long-term debt,” below.

4.       Short-term Debt

RMB Facility Agreement

On August 10, 2012, Solitario entered into a Facility Agreement (the “Facility Agreement”) with RMB Australia Holdings Limited, an Australian corporation (“RMBAH”), and RMB Resources Inc., a Delaware corporation (“RMBR”), whereby Solitario was permitted to borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”) at any time during the 24 month period commencing on August 21, 2012, In connection with the Facility Agreement, Solitario recorded a warrant discount related to the warrants issued to RMBAH at the time Solitario entered into the Facility Agreement. The warrant discount is being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan is due in full on August 21, 2015, and outstanding amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.23% at September 30, 2014. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets. Prior to August 21, 2014, Solitario classified the RMB Loan as long-term debt.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Debt balance
Beginning balance December 31, 2013 (long-term debt)	$3,500	$(356)	$3,144
Borrowing	1,500	—	1,500
Amortization of discount to interest cost	—	162	162
Ending balance September 30, 2014 (short-term debt)	$5,000	$(194)	4,806

Solitario recorded the following interest cost related to the RMB Loan:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest paid in cash	$54	$48	$150	$118
Amortization of the RMB Warrants discount	54	55	162	163
Amortization of RMB deferred financing costs	49	49	147	147
Total interest cost related to the RMB Loan	$157	$152	$459	$428

UBS credit line

During the nine months ended September 30, 2014 Solitario had a secured credit line agreement with UBS Bank, USA (“UBS”), which was secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of Kinross shares. The UBS secured line of credit carried an interest rate which floated based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate (“LIBOR”) which averaged 0.16% during the period the UBS secured line of credit was outstanding during the nine months ended September 30, 2014. Solitario paid its entire balance owing on the UBS secured line of credit during the nine months ended September 30, 2014 and the secured line of credit was terminated.

The following tables summarize Solitario’s short-term debt:

(in thousands)
UBS short-term credit line
Beginning balance December 31, 2013	$802
Borrowing, including interest	104
Repayments	(906)
Ending balance September 30, 2014	$—

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest UBS short-term credit line	$—	$3	$4	$19

During the three and nine months ended September 30, 2014 and 2013, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

5.       Long-term Debt

Augusta long-term debt

In connection with the formation of MH-LLC, the Mt. Hamilton properties contributed by a subsidiary of Ely Gold & Minerals Inc. (“Ely”), DHI Minerals (US), Ltd. (“DHI”) to MH-LLC were subject to a security interest granted to Augusta Resource Corporation (“Augusta”) related to Ely’s acquisition of the Mt. Hamilton properties. Pursuant to the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (the “MH Agreement”), as part of its earn-in, Solitario agreed to make private placement investments totaling $2,500,000 in Ely common stock, all to provide Ely with the funds necessary for Ely to make the loan payments due to Augusta at the time of the formation of MH-LLC. The payments due to Augusta were non-interest bearing. Accordingly, upon formation and the contribution of the mineral properties by DHI to MH-LLC,

MH-LLC recorded the discounted fair value of the payments due to Augusta, discounted at 7.5%, which was Solitario’s estimated cost of similar credit as of the formation of MH-LLC. On November 22, 2013 Solitario fully paid off the Augusta long-term debt. See “Recent Developments, Augusta long-term debt” in Note 1 to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2013. During the three and nine months ended September 30, 2013, Solitario recorded $29,000 and $110,000 for accretion of interest costs related to the Augusta long-term debt, which was capitalized to mineral property. See Note 2, Mineral Properties, above.

6.        Derivative instruments

RMB Warrants

In August 2012, pursuant to the Facility Agreement, Solitario issued 1,624,748 warrants to RMBAH (the “RMB Warrants”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. Solitario recorded a warrant discount, which it is amortizing on a straight-line basis. See Note 5, long-term debt, above.

Solitario has recorded a liability as of September 30, 2014 and December 31, 2013 of $282,000 and $140,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations.

Solitario recorded the following gain (loss) in the statement of operations related to the RMB Warrants:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gain (loss) in thousands	$77	$96	$(142)	$953

Life (in months)	11	23	11	23
Volatility	62%	57%	62%	57%
Stock price (per share)	$1.20	$0.86	$1.20	$0.86
Risk free interest rate	0.10%	0.30%	0.10%	0.30%

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. During the nine months ended September 30, 2014, Solitario sold covered calls covering 130,000 shares for proceeds of $36,000. At September 30, 2014 these covered calls had expired unexercised and Solitario recorded a gain of $36,000 on these covered calls during the nine months ended September 30, 2014. At December 31, 2013 Solitario had sold options covering 200,000 shares of Kinross, recorded as a $3,000 current liability, which expired unexercised in February 2014. Solitario recorded a gain of $3,000 on these covered call options during the nine months ended September 30, 2014. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2014 and 2013 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,012	$—	$—	$3,012
Liabilities
RMB warrants	—	282	—	282

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

At September 30, 2014 and December 31, 2013, primarily as a result of the its net operating loss carry-forwards exceeding the built-in-gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario has recorded a valuation allowance equal to the built-in gain on the value of its holdings of Kinross common stock.

The following table summarizes the changes in income taxes during the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income tax benefit	$—	$47	$—	$23
Deferred tax (expense) benefit on unrealized losses on marketable equity securities in other comprehensive income	$—	$(47)	$—	$928

9.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2013	37,512,127	$375	$51,963	$(44,730)	$460	$8,068	$(105)	$7,963

Issuance of shares from restricted stock Grant	50,562	—	45	—	—	45	—	45
Issuance of shares to noncontrolling shareholder for future earn-in	50,000	1	75	—	—	76	(76)	—
Issuance of cash to noncontrolling shareholder for future earn-in	—	—	—	—	—	—	(250)	(250)
Issuance of shares in private placement for cash	1,600,000	16	1,614	—	—	1,630	—	1,630
Stock option expense	—	—	56	—	—	56	—	56
Net loss	—	—	—	(532)	—	(532)	(3)	(535)
Net unrealized gain on marketable equity securities	—	—	—	—	186	186	—	186
Balance at March 31, 2014	39,212,689	$392	$53,753	$(45,262)	$646	$9,529	$(434)	$9,095

Issuance of shares for mineral property	35,000	1	37	—	—	38	—	38
Stock option expense	—	—	55	—	—	55	—	55
Net loss	—	—	—	(539)	—	(539)	(2)	(541)
Net unrealized gain on marketable equity securities	—	—	—	—	(368)	(368)	—	(368)
Balance at June 30, 2014	39,247,689	$393	$53,845	$(45,801)	$278	$8,715	$(436)	$8,279

Stock option expense	—	—	511	—	—	511	—	511
Net loss	—	—	—	(505)	—	(505)	(3)	(508)
Net unrealized gain on marketable equity securities	—	—	—	—	(694)	(694)	—	(694)
Balance at September 30, 2014	39,247,689	$393	$54,356	$(46,306)	$(416)	$8,027	$(439)	$7,588

On February 28, 2014 Solitario closed a private placement of 1,600,000 shares of Solitario common stock priced at $1.05 per share for gross proceeds of $1,680,000 (the “2014 Offering”). Solitario retained a placement agent in connection with that portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering.

During the nine months ended September 30, 2014, Solitario paid DHI $250,000 in cash and delivered 50,000 shares of Solitario common stock to DHI, in accordance with the terms of the letter of intent between Solitario, DHI and Ely. See Note 2, “Mineral Properties, Mt. Hamilton” to the consolidated financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the nine months ended September 30, 2014, Solitario delivered 35,000 shares of Solitario common stock, valued at $38,000, plus $62,000 of cash to an underlying leaseholder at Mt. Hamilton in accordance with the terms of the lease.

10.       Segment Reporting

        Solitario operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.” The following summarizes Solitario segment activity for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three months ended September 30,
	Mt Hamilton		Exploration		Corporate and Other		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Exploration expense	$-	$ -	$58	$76	$ -	$ -	$58	$76
Interest expense (2)	-	-	-	-	-	-	-	-
Other loss (income) (1)(3)	-	7	(149)	(217)	599	388	450	178
Pre-tax loss (income)	$ -	$ 7	$(91)	$(141)	$599	$388	$508	$254

(1)	Includes loss on unconsolidated subsidiary and property and joint venture revenue.
(2)	Interest cost and Mt. Hamilton depreciation have been capitalized to Mt. Hamilton mineral properties. See Note 2, “Mineral Property”.
(3)	Corporate and other include gain (loss) on warrant liability and gain on sale of marketable equity securities.

(in thousands)	Nine months ended September 30,
	Mt Hamilton		Exploration		Corporate and Other		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013

Exploration expense	$ -	$ -	$242	$774	$ -	$ -	$242	$ 774
Interest expense (2)	-	-	-	-	-	-	-	-
Other loss (income) (1)(3)	-	22	36	571	1,306	299	1,342	892
Pre-tax loss	$ -	$ 22	$278	$1,345	$1,306	$ 299	$1,584	$ 1,666
Total assets (4)(5)	$15,235	$14,012	$385	$1,195	$4,281	$4,610	$19,901	$19,818
Capital Expenditures (2)	$ 1,966	$ 2,124	$ -	$ 4	$ -	$ 5	$ 1,966	$ 2,133

(1)	Includes loss on unconsolidated subsidiary and property and joint venture revenue.
(2)	Interest cost and Mt. Hamilton depreciation have been capitalized to Mt. Hamilton. See Note 2, “Mineral properties.”
(3)	Corporate and other include gain on warrant liability and gain on sale of marketable equity securities.
(4)	Exploration total assets include investment in unconsolidated subsidiary.
(5)	Corporate and other total assets include investment in marketable equity securities.

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

(a) Business Overview and Summary

We are a development stage company (prior to the completion of the Feasibility Study on February 22, 2012 we were an exploration stage company) with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We have an 80% interest in the Mt. Hamilton project and intend to develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required capital, none of which is currently in place. We may explore other strategic options with respect to the Mt. Hamilton project, including a potential sale of all or a part of our interest or other contractual arrangements intended to monetize our interest. In addition, we acquire and hold a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us or through a joint venture, and we currently intend to develop the Mt. Hamilton project, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty.

(b) Recent Developments

During the quarter ended September 30, 2014 the RMB Loan was reclassified from a long term obligation to a short term obligation. The RMB Loan is due in full in August 2015. As of September 30, 2014 we have a working capital deficit of $55,000. We currently do not have sufficient liquidity to pay the RMB Loan when it becomes due in August 2015. Management is exploring sources of outside liquidity to permit Solitario to pay the RMB Loan when it becomes due, including through potential sales of equity or debt securities, additional borrowing or the sale of assets. Additionally we may seek to extend the term of the RMB Loan or otherwise modify its terms. There is no assurance that we will be able to raise sufficient funds or to restructure or extend the term of the RMB Loan on acceptable terms, if at all. Under the terms of the RMB Loan, we will be in default if we are unable to pay the RMB Loan when it is due in August 2015. Should we be in default, RMB has, among other rights, the right to foreclose upon its security interest in certain Solitario assets.

(c) Results of Operations

Comparison of the quarter ended September 30, 2014 to the quarter ended September 30, 2013

We had a net loss of $505,000 or $0.01 per basic and diluted share for the three months ended September 30, 2014 compared to a net loss of $202,000, or $0.01 per basic and diluted share for the three months ended September 30, 2013. As explained in more detail below, the primary reasons for the increase in the loss in the three months ended September 30, 2014 compared to the loss in the three months ended September 30, 2013 were (i) an increase in general and administrative costs primarily related to $511,000 of non-cash stock option compensation during the three months ended September 30, 2014 compared to $13,000 of stock option compensation expense during the three months ended September 30, 2013; (ii) no gain on sale of derivative instruments in the three months ended September 30, 2014 compared to a gain of $64,000 during the three months ended September 30, 2013 and (iii) a reduction the non-cash gain on warrant liability to $77,000 during the three months ended September 30, 2014 compared to a gain of $96,000 during the three months ended September 30, 2013. These increases in our loss were partially offset by (i) an increase in the gain on sale of marketable equity securities to $69,000 during the three months ended September 30, 2014 compared to a gain on sale of $38,000 during the three months ended September 30, 2013; (ii) a reduction in our exploration expense during the three months ended September 30, 2014 to $58,000 compared to exploration expense of $76,000 during the three months ended September 30, 2013; and (iii) no loss on equity method investment during the three months ended September 30, 2014 compared to a loss on equity method investment of $158,000 during the three months ended September 30, 2013. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $58,000 during the three months ended September 30, 2014 compared to exploration expense of $76,000 during the three months ended September 30, 2013. We significantly reduced our exploration activities in Peru and Mexico during 2013, and during the first nine months of 2014 we have had only one contract geologist in each of Peru and Mexico, performing limited exploration activity including care and maintenance of our existing exploration projects. In addition, we closed our exploration offices in Bolivia and Brazil during 2013, further reducing costs. We have no exploration costs related to Mt. Hamilton as all of our activities during the three months ended September 30, 2014 and 2013 were development related and capitalized. During the three months ended September 30, 2014 and 2013 we capitalized $543,000 and $605,000, respectively, of development costs at our Mt. Hamilton project and we capitalized $4,000 of depreciation to Mt. Hamilton during the three months ended September 30, 2014 and 2013. We also capitalized interest costs of $161,000 and $184,000, respectively, during the three months ended September 30, 2014 and 2013 at Mt. Hamilton. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. Until we complete the development of our Mt. Hamilton project, we anticipate our future exploration activities will remain at a reduced level during the remainder of 2014 compared to 2013 as a result of reduced activity in both Mexico and Peru. However, we anticipate continuing to acquire mineral properties, on a limited basis, either through staking, joint venture or lease, in Latin America during 2014. Our 2014 full-year budget for the Mt. Hamilton project is approximately $964,000 in expenditures, all of which we anticipate we will capitalize. We also have budgeted approximately $765,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during the full year of 2014, which will also be capitalized.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2014	2013	2014	2013
Bongará	20	—	98	—
La Promesa	—	—	11	8
Canta Colorado	—	—	6	1
Pachuca	9	10	23	35
Cerro Azul	—	—	—	70
Pedra Branca	—	—	—	4
Norcan	—	—	—	2
Jaripo	—	—	—	1
Reconnaissance	29	66	104	653
Total exploration expense	$58	$76	$242	$774

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI currently owns a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $3,000 and $5,000, respectively, for DHI’s share of the losses at MH-LLC during the three months ended September 30, 2014 and 2013. Because we capitalize our costs related to the Mt. Hamilton project, the losses at MH-LLC have been at a minimal amount related to certain administrative, non-development costs with a concurrent reduction in the noncontrolling interest credit. We do not anticipate recording any significant credits for losses attributable to noncontrolling interest for the remainder of 2014. Also see Note 9, “Shareholders’ Equity, comprehensive loss and noncontrolling interest” and Note 2, “Mineral Property,” to the unaudited condensed consolidated financial statements.

General and administrative costs, excluding stock option compensation costs discussed below, were $283,000 during the three months ended September 30, 2014 compared to $400,000 in the three months ended September 30, 2013. The major components of these costs were related to (i) salaries and benefit expense during the three months ended September 30, 2014 of $209,000 compared to salaries and benefit expense of $252,000 in the same period of 2013; (ii) legal and accounting expenditures of $16,000 in the three months ended September 30, 2014 compared to $57,000 in the same period of 2013; office, bank and insurance costs of $5,000 during the three months ended September 30, 2014 compared to $21,000 in the same period of 2013; and (iii) travel and shareholder relation costs of $33,000 during the three months ended September 30, 2014 compared to $51,000 in the same period of 2013. Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $511,000 during the three months ended September 30, 2014 compared to $13,000 for the same period of 2013, which increased during the three months ended

September 30, 2014 related to the grant of 1,990,000 options on August 15, 2014 under the 2006 Plan, with a grant date fair value of $1,618,000, which was vested 25% on the grant date with the remaining grant date fair value amortized over the remaining three year term. See “Employee stock compensation plans” in Note 1 to the condensed consolidated financial statements. We anticipate our full year general and administrative costs, excluding stock option compensation, will be less during 2014 compared to 2013 primarily as a result of reductions in activities in our Latin American exploration operations and planned reductions in certain salary costs.

During the three months ended September 30, 2014 we sold 20,000 shares of Kinross for net proceeds of $83,000 and recorded a gain on sale of $69,000, compared to the three months of September 30, 2013 when we sold 10,000 shares of Kinross for net proceeds of $45,000 and recorded a gain on sale of $38,000. We have estimated we will sell approximately 360,000 shares of Kinross during the full year of 2014, of which the planned sale of 260,000 shares is recorded as a current asset of $1,076,000 at September 30, 2014. See also "Liquidity and Capital Resources," below.

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations. Solitario recorded a gain on the RMB Warrants of $77,000 for the three months ended September 30, 2014 compared to a gain on the RMB Warrants of $96,000 for the three months ended September 30, 2013, based upon a Black-Scholes model. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2014 and 2013 we recorded no mineral property write downs.

At September 30, 2014 we have recorded a valuation allowance for the deferred tax assets in excess of the deferred tax liability created by the built-in gain on the value of our holdings of Kinross common stock. We have also recorded a valuation allowance for our foreign deferred tax assets, which are primarily related to our exploration activities in Peru and Mexico. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future. During the three months ended September 30, 2014 and 2013, we recorded a deferred tax benefit in the statement of operations of $nil and $47,000, respectively. As a result of a portion of development costs at Mt. Hamilton being currently deductible for United States income tax purposes and incurring United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2014.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

We had a net loss of $1,576,000 or $0.03 per basic and diluted share for the nine months ended September 30, 2014 compared to a net loss of $1,631,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2013. As explained in more detail below, the primary reasons for the decrease in our loss during 2014 compared to 2013 were (i) we recorded an increase in the gain on sale of marketable equity securities to $472,000 during the nine months ended September 30, 2014 compared to $308,000 in the nine months ended September 30, 2013; (ii) we had a decrease in our exploration expense to $242,000 during the nine months ended September 30, 2014 compared to exploration expense of $774,000 during the nine months ended September 30, 2013; (iii) we reduced our non-cash stock option compensation general and administrative costs to $1,106,000 during the nine months ended September 30, 2014 compared to general and administrative costs of $1,351,000 during the nine months ended September 30, 2013; and (iv) we recorded a net loss of our equity method investment of $153,000 during the nine months ended September 30 2014 compared to a net loss of our equity method investment of $896,000 during the nine months ended September 30, 2013. These causes of the decrease in our net loss were partially offset by a loss on our warrant liability in the nine months ended September 30, 2014 of $142,000 compared to a gain on warrant liability of $953,000 recorded in the nine months ended September 30, 2013 and by an increase in our non-cash stock option compensation of $622,000 during the nine months ended September 30, 2014 compared to $206,000 in the same period of 2013. Each of these items is discussed in more detail below.

Our net exploration expense decreased to $242,000 during the nine months ended September 30, 2014 compared to $774,000 in the same period of 2013. This is primarily related to the reduced operations in Mexico, Peru Brazil and Bolivia during 2014 compared to 2013. See the discussion of the comparison of the three months ended September 30, 2014 compared to the three months ended September 30, 2013 above. During the nine months ended September 30, 2014 and 2013 we capitalized $1,383,000 and $2,229,000, respectively of development costs at our Mt. Hamilton project.

We recorded a noncontrolling interest credit of $8,000 and $12,000, respectively, for DHI’s share of the losses at MH-LLC during the nine months ended September 30, 2014 and 2013. We do not anticipate recording significant credits for DHI’s share of losses at MH-LLC in the future as a result of the capitalization of development costs.

General and administrative costs, excluding stock option compensation costs discussed below, were $1,106,000 during the nine months ended September 30, 2014 compared to $1,351,000 in the same period of 2013. The major components of the costs were (i) salaries and benefit expense during the nine months ended September 30, 2014 of $647,000 compared to salaries and benefit expense of $745,000 in the same period of 2013; (ii) legal and accounting expenditures of $90,000 in the nine months ended September 30, 2014 compared to $190,000 in the same period of 2013; (iii) other costs of $71,000 during the nine months ended September 30, 2014 compared to $127,000 in the same period of 2013; and (iv) travel and shareholder relation costs of $299,000 during the nine months ended September 30, 2014 compared to $289,000 in the same period of 2013. During the nine months ended September 30, 2014 and 2013, Solitario recorded $622,000 and $206,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, which increased in 2014 as a result of the grant of 1,990,000 options on August 15, 2014 $1,618,000. See the discussion of our non-cash stock option compensation in the three months ended September 30, 2014 and 2013 above.

During the nine months ended September 30, 2014 we recorded $20,000 of mineral property impairments related to our Pachuca project in Mexico compared to the nine months ended September 30, 2013 when we recorded $13,000 in property impairments on our Cerro Azul, Jaripo and Atico projects.

We recorded no deferred tax expense during the nine months ended September 30, 2014 compared to deferred tax expense of $23,000 during the comparable period of 2013, primarily related to the recording of a valuation allowance on our built-in gains on our marketable equity securities discussed above under the comparison of the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

(d) Liquidity and Capital Resources

Sale of common stock

On February 28, 2014 we closed the 2014 Offering for gross proceeds of $1,680,000. Solitario retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering. We used the proceeds from the 2014 Offering to reduce our short-term debt and for general corporate purposes.

Short-term debt

See a summary of our short-term debt in Note 4, “Short-term debt” to the unaudited condensed consolidated financial statements.

RMB Facility Agreement

As of September 30, 2014 and December 31, 2013 we owed $5,000,000 and $3,500,000, respectively, related to the Facility Agreement. During the three and nine months ended September 30, 2014 we paid $54,000 and $150,000,respectively, in cash for interest on the RMB Loan. In addition we recorded $49,000 and $147,000, respectively, to interest cost for the amortization of deferred offering costs related to the RMB Loan and we recorded $54,000 and $162,000, respectively, to interest costs related to the amortization of the RMB Warrants. All of these interest costs were capitalized to mineral property. During the three months ended September 30, 2014, we borrowed an additional $1,500,000 on the RMB Loan and at September 30, 2014 have borrowed the maximum amount of $5,000,000 permissible under the Facility Agreement. The use of the proceeds from the Facility Agreement are limited to development expenditures at Mt. Hamilton, earn-in payments for MH-LLC and approved budgeted general corporate purposes as further described in Note 5, “Long-term debt” to our unaudited condensed consolidated financial statements. Prior to August 21, 2014 we classified the RMB loan as long-term debt.

RMB Warrants

Pursuant to the Facility Agreement, in August 2012 we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock at $1.5387 per share pursuant to the terms and conditions of the RMB Warrants. As of September 30, 2014 the RMB Warrants have an estimated fair value of approximately $282,000 based upon a Black-Scholes model and we recorded a gain of $77,000 on the fair value of the RMB Warrants during the three months ended September 30, 2014 and we recorded a loss of $142,000 on the fair value of the RMB warrants during the nine months ended September 30, 2014. RMBAH has until August 21, 2015 to exercise these warrants, however the warrants are currently out of the money and we do not expect RMBAH to exercise these warrants during the next year, unless the price of our common stock as quoted on the NYSE MKT exceeds the exercise price.

UBS secured line of credit margin loans

We have used margin loans as an alternative source of capital to selling our Kinross stock. During the nine months ended September 30, 2014 we paid off short term debt (net) of $806,000, including $4,000 of interest, eliminating our short-term debt as of September 30, 2014 and have terminated our margin loan agreement with UBS. We do not anticipate we will borrow money using short-term margin loans using our Kinross stock as collateral in the near future.

Long-term debt

See a summary of our long-term debt in Note 5 “Long-term debt” to the unaudited condensed consolidated financial statements.

RMB Facility Agreement

Prior to August 21, 2014, we recorded the RMB Loan as Long-term debt. See “Short-term debt” above.

Augusta debt

In November 2013 we paid off our Augusta debt, and incurred no interest or other costs related to the Augusta debt during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013 we accrued $29,000 and $81,000, respectively, of interest cost related to the Augusta debt, which was capitalized to mineral property.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 480,000 shares of Kinross common stock at September 30, 2014. The Kinross shares are recorded at their fair value of $1,584,000 at September 30, 2014. During the three and nine months ended September 30, 2014, we sold 20,000 and 120,000 shares, respectively, of Kinross stock for proceeds of $83,000 and $556,000, respectively, resulting in a gain on sale of $69,000 and $472,000, respectively. As of November 3, 2014 we own 480,000 shares Kinross with a value of $1.0 million based upon the closing price of Kinross of $2.22 per share as quoted on the NYSE-MKT as of such date. As of November xx, 2014, the price of Kinross common stock is below our assumed price of $5.00 for 2014 budgeting purposes. Accordingly, we have taken steps to reduce our exploration expenditures in Mexico and Peru and to reduce certain administrative expenditures. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $5.37 per share to a low of $3.30 per share during the nine months ended September 30, 2014.

We have budgeted the anticipated sale of a total of 360,000 shares of Kinross stock during 2014 for assumed proceeds of $1,800,000. However, as discussed above under “Basis of presentation,” we currently do not have sufficient liquidity to pay the RMB Loan when due in August 2015. Management is exploring sources of outside liquidity including through potential sales of equity or debt securities, additional borrowing or the sale of assets, including the sale of Kinross shares, Ely shares and our other marketable equity securities, all of which are recorded as a current asset as of September 30, 2014, to facilitate the payment of the RMB Loan and fund a portion of ongoing operations for the next year. Additionally we may seek to extend the term of the RMB Loan. There is no assurance that we will be able to raise sufficient funds or to restructure or extend the term of the RMB Loan on acceptable terms, if at all.

In addition Kinross, we own other marketable equity securities with a fair value of $1,428,000 as of September 30, 2014. Included in these securities are 15,732,274 shares of Ely classified as available for sale and recorded at their fair market value of $1,410,000 at September 30, 2014 based upon quoted market prices on the Toronto Stock Exchange.

At September 30, 2014 and December 31, 2013, we have classified $3,012,000 and $1,577,000, respectively, of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. We recorded a loss on marketable equity securities in other comprehensive income of $694,000 and $876,000, respectively, during the three and nine months ended September 30, 2014.

Working Capital

We had negative working capital of $55,000 at September 30, 2014 compared to positive working capital of $2,531,000 as of December 31, 2013. Our working capital deficit at September 30, 2014 is the result of our current assets that consist primarily of our cash and cash equivalents and our investment in marketable equity securities of $3,012,000 being less than our current liabilities that consist of our accounts payable of $225,000 and the RMB Loan balance of $4,806,000 consisting of the principal balance due of $5,000,000 less deferred offering costs of $194,000.

Cash and cash equivalents were $1,917,000 as of September 30, 2014 compared to $2,092,000 at December 31, 2013. During the nine months ended September 30, 2014 we received net proceeds of $1,630,000 from the sale of our common stock and repaid short term borrowing (net) of $806,000, including $4,000 of interest on our short-term debt.

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

Stock-Based Compensation Plans

During the three and nine months ended September 30, 2014 no options were exercised from the 2006 Plan. During the nine months ended September 30, 2013, 112,500 options were exercised from the 2006 Plan at a price of Cdn$1.55 per share for proceeds of $176,000 and 5,000 options were exercised at a price of Cdn$1.49 per share for proceeds of $7,000. During the three and nine months ended September 30, 2014 we issued options for 1,990,000 shares from the 2006 Plan with and exercise price of Cdn$1.60 per share, equal to the quoted price on the Toronto Stock Exchange on the date of grant. The options vested 25% on the date of grant and 25% on each of the next three anniversary dates. We recorded $511,000 and $622,000, respectively, of non-cash stock option compensation expense related to the grant date fair value of our options during the three and nine months ended September 30, 2014 based upon a Black-Scholes model. In addition, during the nine months ended September 30, 2014 we granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant and issued as shares to two employees as part of the severance pay upon the employees’ termination from the Solitario. We recorded a credit to common additional paid-in capital upon the issuance of the shares under the 2013 Plan. There were no other stock awards or exercises of options under the 2013 plan during the nine months ended September 30, 2014. Options for 264,000 shares at a price of Cdn$1.55 per share from the 2006 Plan expired on May 15, 2014. None of our remaining outstanding options from the 2006 Plan or the 2013 Plan expire during 2014. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2014.

(e) Cash Flows

Net cash used in operations during the nine months ended September 30, 2014 decreased to $1,256,000 compared to $1,811,000 for the nine months ended September 30, 2013, primarily as a result of the reduction in exploration expenses and the reduction in general and administrative expenses, excluding the non-cash stock option compensation expenses, discussed above, during the nine months ended September 30, 2014 compared to the same period of 2013. Based upon projected expenditures in our 2014 budget, we anticipate continued use of funds from operations through the remainder of 2014. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $997,000 in cash from investing activities during the nine months ended September 30, 2014 compared to providing $2,870,000 in cash from investing activities during the nine months ended September 30, 2013. The large decrease compared to 2013 was primarily due to the payment of a $4,000,000 receivable related to the sale of a royalty interest on our Mt. Hamilton project during 2013. This decrease in cash provided during 2014 was partially offset by the increase in proceeds from the sale of 120,000 shares of Kinross stock during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, when we sold 60,000 shares of Kinross stock. In addition we capitalized cash expenditures related to our Mt. Hamilton project of $1,966,000 during the nine months ended September 30, 2014 compared to capitalized cash expenditures of $2,268,000 at Mt. Hamilton during the nine months ended September 30, 2013. We anticipate continued capitalization of expenditures at Mt. Hamilton during the remainder of 2014 as discussed above under “Liquidity and Capital Resources.”

Net cash provided from financing activities for the nine months ended September 30, 2014 were primarily related to the proceeds from the 2014 Offering of $1,630,000, less the repayment of our short-term borrowing, discussed above, and the borrowing of $1,500,000 on the RMB Loan compared to a $2,000,000 borrowing on long-term debt from RMBAH during the nine months ended September 30, 2013. These receipts of cash in both 2014 and 2013 were partially offset by payments on the Augusta long term debt of $750,000 during 2013 and the payments of $250,000, and $500,000, respectively, to DHI as part of our earn-in payments for MH-LLC during each of the nine months ended September 30, 2014 and 2013. We may attempt to obtain additional cash from financing activities during the remainder of 2014 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of September 30, 2014 and December 31, 2013 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

There have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(h) Discontinued Projects

During the nine months ended September 30, 2014 we recorded $20,000 of mineral property impairments related to our Pachuca project in Mexico. During the nine months ended September 30, 2013, we recorded $13,000 of mineral property write-downs related to our Cerro Azul project in Peru and our Atico and Jaripo projects in Mexico.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 30, 2014, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of September 30, 2014, and for the nine months ended September 30, 2014, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 “Presentation of Financial Statements-Going Concern” (“ASU No. 2015-15”). ASU No. 2014-15 is effective for the annual period ending after December 15, 2016. Solitario has not yet determined the impact, if any, of adopting ASU 2014-15 on its consolidated financial position, results of operations or cash flows. There are no recent accounting pronouncements, adopted in the three and nine months ended September 30, 2014 or issued by the FASB during the three and nine months ended September 30, 2014 that would have a material impact upon Solitario.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and those included in Item 1A of Part II in this Form 10-Q. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to repay the RMB loan with current resources;
•	Our estimates of fair value of our investment in shares of Kinross and Ely;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. , except as set forth below.

The RMB Loan matures in August 2015 and we currently lack the financial resources to repay the RMB Loan in accordance with its terms. As of September 30, 2014 Solitario owes $5,000,000 of borrowings, pursuant to the Facility Agreement. All amounts are due under the Facility Agreement in August of 2015. Solitario currently lacks the financial resources to pay all of its obligations under the Facility Agreement in accordance with its terms. Solitario is currently exploring sources of outside liquidity to permit Solitario to pay its obligations as they become due and otherwise provide additional working capital, including potential sales of equity or debt securities, additional borrowing or the sale of assets. Additionally Solitario may seek to extend the term of the RMB Loan or otherwise modify its terms. There is no assurance that Solitario will be able to identify and execute upon an outside source of funding or to restructure or extend the term of the RMB Loan on acceptable terms, if at all. Should Solitario be unable to repay the RMB Loan in accordance with its terms or negotiate the modification of its terms RMBAH, which has a security interest in substantially all of Solitario’s assets, could elect to foreclose upon that security interest and pursue other legal remedies against Solitario.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

November 4, 2014 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer (on behalf of the registrant and as its Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith