Form 10-K
period 2014-12-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2015-03-30
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2014
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

YES [ ] NO [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2014 as reported on NYSE MKT was approximately $47,915,000.

There were 39,247,689 shares of common stock, $0.01 par value, outstanding on March 25, 2015.

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

Item 1. Business

The Company

Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”) is a development stage company (prior to February 22, 2012 we were an exploration stage company) with a focus on developing the Mt. Hamilton gold project, the acquisition of precious and base metal properties with exploration potential, and the development or purchase of royalty interests. We acquire and hold a portfolio of exploration properties for future sale, joint venture, or to create a royalty prior to the establishment of proven and probable reserves.

In August 2010 we signed a Letter of Intent related to the Mt. Hamilton project, located in Nevada, and in December 2010 we signed a Limited Liability Company Operating Agreement (“MH Agreement”) in connection with the formation of Mt. Hamilton LLC (“MH-LLC”). We announced on February 22, 2012 the completion of a feasibility study on our Mt. Hamilton project (the “Feasibility Study”), prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, we earned an 80% interest in MH-LLC, the 100% owner of the Mt. Hamilton project, and we may develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required development financing capital, none of which is currently in place. We may also explore other strategic options with respect to the Mt. Hamilton project, including a potential sale of all or a part of our interest or other contractual arrangements intended to monetize our interest in Mt. Hamilton. On October 20, 2014, we announced an updated feasibility study (“Updated Feasibility Study”) on the Mt. Hamilton project, as discussed below under “Mt. Hamilton Joint Venture.” However, we have never developed a mineral property. We are exploring on other mineral properties that may be developed in the future by us or through a joint venture. We may also evaluate mineral properties to potentially buy a royalty.

We have been actively involved in mineral exploration since 1993. During 2014 and 2013, we have recorded revenues from joint venture delay rental payments of $200,000 for each of 2014 and 2013 related to our Bongará project in Peru and we recorded $100,000 of delay rental payment revenue for 2013 related to our Mercurio project in Brazil. MH-LLC sold a royalty interest in our Mt. Hamilton project to Sandstorm Gold Ltd. (“Sandstorm”) for $10,000,000 of which $6,000,000 was paid in June 2012 and $4,000,000 was paid in January 2013. Previously, our last significant revenues were recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  Future revenues from the sale of properties, if any, will also occur on an infrequent basis. At December 31, 2014, in addition to our Mt. Hamilton project, we had six mineral exploration properties in Peru and Mexico and our Yanacocha royalty property in Peru and our Mercurio royalty property in Brazil. We are conducting limited exploration activities in all of those countries either on our own using contract geologists, or through joint ventures operated by our partners.

Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, we became a publicly traded company on the Toronto Stock Exchange (the "TSX") through our initial public offering. On July 26, 2004, Crown completed a spin-off of its holdings of our shares to its shareholders as part of the acquisition of Crown (the “Crown - Kinross Merger”) by Kinross Gold Corporation (“Kinross”). On June 12, 2008, our shareholders approved an amendment to our Articles of Incorporation to change the name of the corporation to Solitario Exploration & Royalty Corp. from Solitario Resources Corporation.

Our corporate structure as of December 31, 2014 is as follows: All of the subsidiaries are 100%-owned, with the exception of Mt. Hamilton LLC, which is 80%-owned by Solitario and Minera Chambara, which is 85%-owned. Subsequent to December 31, 2014, Solitario announced that Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim”) had completed the steps required to earn a 61% interest in the Bongará project in Peru, with Solitario retaining a 39% interest in each project. In addition Solitario consented to the transfer of Votorantim’s 61% interest into Compania Minera Milpo S.A.A. (“Milpo”). Milpo, an affiliate of Votorantim, is traded on the Lima exchange under the symbol MILPOCI. Beginning in January 2015, Solitario accounts for its interest in both Bongará and Minera Chambara under the equity method of accounting.

Solitario Exploration & Royalty Corp. [Colorado]

- Altoro Gold Corp. [British Columbia, Canada]

 - Altoro Gold (BVI) Corp. [British Virgin Islands]

- Minera Altoro (BVI) Ltd. [British Virgin Islands]

- Minera Altoro Brazil (BVI) Corp. [British Virgin Islands]

- Minera Chambara, S.A. [Peru] (85% in January 2015)

- Minera Solitario Peru, S.A. [Peru]

- Minera Bongará, S.A. [Peru] (39% in January 2015)

- Minera Soloco, S.A. [Peru]

- Mineração Solitario Brazil, Ltd [Brazil]

- Minera Solitario Mexico, S.A. [Mexico]

- Mt. Hamilton, LLC [Colorado] (80%)

General

We are currently primarily working on development activities related to our Mt. Hamilton gold project that we may develop, subject to a number of factors including obtaining necessary permits and availability of required development financing capital, none of which is currently in place. We may explore other strategic options with respect to the Mt. Hamilton project, including a potential sale of all or a part of its interest or other contractual arrangements intended to monetize our interest. We have never developed a property in our history. As of December 31, 2014, per the Updated Feasibility Study, we reported proven and probable reserves at Mt. Hamilton of 22,500,000 tons of ore at a grade of 0.024 ounces of gold per ton for 544,400 contained ounces of gold and a grade of 0.198 ounces of silver per ton for 4,459,600 ounces of silver as discussed below under Item 2, “Properties, The Mt. Hamilton gold property.” The development of the Mt. Hamilton project, if it occurs, will entail a significant initial capital investment, which is estimated in the Updated Feasibility Study to be approximately $91.7 million. The Company is unlikely to be able to obtain the funds necessary to develop the Mt. Hamilton project on its own, and expects that a significant contribution from a third party will be required to fully develop the project. None of our other properties have reserves.

In addition to our activities related to the Mt. Hamilton project, one of our primary goals is to discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would attempt to either sell our mineral properties, or pursue their development either on our own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third-party that continues to advance the property. During 2013 we significantly reduced our exploration activities in Peru, Mexico and Brazil. We no longer have any active employees in any of those countries, and our current and near-term future exploration activities consist of care and maintenance of our existing exploration projects through the use of contract geologists and management of our joint ventures.

In analyzing our activities, a significant aspect relates to results of our development activities at the Mt. Hamilton project and our exploration activities and those of our joint venture partners' on a property-by-property basis. When these activities, including drilling, sampling and geologic testing, indicate a project may not be economic or contain sufficient geologic or economic potential, we may impair or completely write-off the property. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is up, the value of gold-bearing mineral properties increases; however, it may also become more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits.

The potential sale, joint venture or development, either on our own or through a joint venture of our mineral properties would likely occur, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities and planned development of the Mt. Hamilton project and exploration activities at our other projects, we need to maintain and replenish our capital resources. We have met our need for capital in the past through (i) sale of our investment in Kinross common stock; (ii) borrowing in the form of short-term margin debt secured by our investment in Kinross; (iii) borrowing under our the facility Agreement we entered into with RMB Australia Holdings Limited (“RMBAH”) and RMB Resources Inc. (“RMBR”) in August 2012 (the “Facility Agreement”) with all borrowings under the Facility Agreement collectively referred to in this report as the

“RMB Loan;” (iv) joint venture delay rental payments, including payments on our Bongará property and on our Mercurio project; (v) the royalty sale to Sandstorm; (vi) the sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; and (vii) issuance of common stock, including the exercise of options. In the past and with the exception of the Mt. Hamilton project, we have reduced our exposure to the costs of our exploration activities through the use of joint ventures. We anticipate these practices will continue for the foreseeable future.

We operate in two segments, mining development at our Mt. Hamilton project and mineral exploration. We currently conduct limited exploration activities in Peru and Mexico. See Note 13 “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. As of March 25, 2015, we had six full-time employees, located in the United States and no full-time employees outside of the United States. We utilize contract geologists and laborers to assist us in most of the care and maintenance of our Latin American exploration projects.

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

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment. We are required to conduct our operations in compliance with applicable laws and regulations.

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

During 2014, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Mt. Hamilton Joint Venture

On August 26, 2010, we signed a Letter of Intent (“LOI”) with Ely Gold & Minerals Inc., (“Ely”) to make certain equity investments into Ely and to joint venture Ely’s Mt. Hamilton gold project, which was wholly-owned by DHI Minerals (US) Ltd. (“DHI”), an indirect wholly-owned subsidiary of Ely. On August 26, 2010 and October 19, 2010, we made private placement investments of Cdn$250,000 each in Ely securities. We received a total of 3,333,333 shares of Ely common stock and warrants to purchase a total of 1,666,667 shares of Ely common stock (the “Ely Warrants”) for an exercise price of Cdn$0.25 per share, which expired two years from the date of purchase. The private placements were pursuant to the LOI to joint venture Ely’s Mt. Hamilton gold project. On November 12, 2010, we made an initial contribution of $300,000 for a 10% membership interest in, upon the formation of, MH-LLC, which was formed in December 2010. The terms of the joint venture are set forth in the MH Agreement. MH-LLC owns 100% of the Mt. Hamilton gold project. Pursuant to the MH Agreement, as a result of the completion of the Feasibility Study, Solitario has earned an 80% interest in MH-LLC, and indirectly, the Mt. Hamilton project. See a more complete discussion of Ely and MH-LLC below in Item 2, “Mineral Properties” below.

Investment in Kinross

We have a significant investment in Kinross at December 31, 2014, which consists of 480,000 shares of Kinross common stock. In August 2006, we received 1,942,920 Kinross shares in exchange for 6,071,626 shares of Crown common stock we owned on the date of the Crown - Kinross Merger. Subsequent to the Crown - Kinross Merger, we have sold 1,462,920 shares of Kinross common stock to fund our operations. As of March 25, 2015 we own 480,000 shares of Kinross common stock that have a value of approximately $1.18 million based upon the market price of $2.46 per Kinross share. Any significant fluctuation in the market value of Kinross common stock could have a material impact on Solitario's liquidity and capital resources.

Mineral Properties - General

In 2010 we acquired a 10% interest in MH-LLC with an option to earn up to the 80% interest which we now hold as a result of completion of the Feasibility Study. MH-LLC owns the Mt. Hamilton mining claims located in Nevada, USA.

We have been involved in the exploration for minerals in Latin America, focusing on precious and base metals, including gold, silver, platinum, palladium, copper, lead and zinc. We have held concessions in Peru since 1993 and in Bolivia and Brazil since 2000. During 2004 we began a reconnaissance exploration program in Mexico and acquired mineral interests there in 2005. During 2012 we terminated our mineral property activity in Bolivia and during 2013 we significantly reduced our exploration activities in Peru, Mexico and Brazil. We no longer have any active employees in any of those countries, and our exploration activities consist of care and maintenance of our existing exploration projects through the use of contract geologists and management of our joint ventures.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2014 and 2013 are total assets of $70,000 and $412,000, respectively, related to Solitario's foreign operations located in Brazil, Peru, and Mexico. Subsequent to 2014, our joint venture partner, Anglo Platinum, Ltd, placed the Pedra Branca project on care and maintenance. As of December 31, 2014, we have no remaining investment recorded relating to Pedra Branca do Mineração, the owner of the Pedra Branca project, of which we own 49% and account for under the equity method of accounting.

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

We hold an 80% interest in the Mt. Hamilton project through our membership interest in MH-LLC. The potential development of the Mt. Hamilton project has inherent risks to Solitario including permitting, finance, mining operations and closure, for which Solitario has limited experience, resources and personnel. Failure on any of these or other components of the potential development of the Mt. Hamilton project could contribute to our inability to profitably develop, operate or enter into an arrangement to monetize the Mt. Hamilton project, which could result in the loss of our investment in MH-LLC, and the loss of all or a significant portion of our financial reserves.

The development of mining properties involves a high degree of risk including the requirement to obtain permits, the need for significant financial resources for the construction and development of an operating mine, operational expertise and reclamation. We do not have a history of developing or operating mines and may not be able to acquire the additional personnel to adequately manage such operations. In addition, the financial resources required to put a mine into production and to sustain profitable operating mines are significant (the development costs of the Mt. Hamilton project are estimated in the Updated Feasibility Study to be $91.7 million) and far exceed our existing financial resources and there can be no assurance that we will be able to obtain such financial resources. The Company expects that to fully develop the project would require a significant contribution from a third party and there can be no assurance the Company will be able to enter in any such form of arrangement. During 2014 the United States Forest Service (the “Forest Service) approved our Environmental Assessment (“EA”) In addition we are required to obtain various other less complex state and local permits related to the construction and operation of the Mt. Hamilton Project mine. Should we fail to timely complete any of the activities required for the planned development of the Mt. Hamilton project, or if upon completion of the development of the Mt. Hamilton project we are unable to operate the project profitably, it could result in the loss of our investment in MH-LLC, the loss of all or a significant portion of our financial reserves and be a detriment to our other exploration assets. The failure to completely permit, develop, operate and close the Mt. Hamilton project on a timely and profitable basis could negatively affect our stock price and our financial position and operational results.

The potential development, operational or other potential plans to monetize our investment for Mt. Hamilton as well as projected economic results rely substantially upon the Updated Feasibility Study prepared by SRK. The Updated Feasibility Study makes certain assumptions regarding the mining, processing and environmental reclamation parameters, as well as estimates for capital costs to build the mine, costs to operate the mine, environmental regulations to build, operate and reclaim the mine, and revenues generated based upon the assumed grade of ore, recovery of gold and silver, as well as future market price of gold and silver. There are significant risks that the assumptions made in the Updated Feasibility Study may not be accurate when, and if, we build and operate the mine, or that we may not be able to achieve the results anticipated in the Updated Feasibility Study.

The Updated Feasibility Study relies substantially upon many assumptions, including, but not limited to, the accuracy of the estimated proven and probable reserves, the estimated versus actual recovery of gold and silver, the requirements and timing for environmental approvals, the cost to build the mine and processing plant, the cost of operating the mine, closure costs, and availability of necessary personnel to operate the mine. We can give no assurance the assumptions built into the Updated Feasibility Study are achievable now or in the future. Costs estimated in the feasibility will change with time, and historically have escalated. Environmental requirements also will change, and usually requirements have become more strict and costly. Should we fail to timely complete any of the development components recommended in the Updated Feasibility Study, or if upon completion of the development of the Mt. Hamilton project we are unable to operate the project as described in the Updated Feasibility Study, it could result in the loss of our investment in MH-LLC, the loss of all or a significant portion of our financial reserves and could negatively affect our stock price, our financial position and operational results.

We may elect to try to dispose of all or a portion of our interest in the Mt. Hamilton project, or otherwise enter into some arrangement to monetize our interest in the project.

From time to time the Company sells its interest in mineral properties or projects in whole or in part. The development of the Mt. Hamilton project will require a significant amount of capital and the Company may determine that circumstances dictate that the Company sell all or a portion of its interest in the project or otherwise seek to enter into some form of arrangement that will allow the Company to realize near term economic benefits from the development of the project. There can be no assurance that the Company will be able to identify and execute on a sale of any portion of its interest in the Mt. Hamilton project or that identify or execute on any arrangement with a third party that will provide the Company economic benefits.

Our mineral exploration activities involve a high degree of risk; a significant portion of our business model envisions the sale or joint venture of mineral property. If we are unable to sell or joint venture these properties, the money spent on exploration may never be recovered and we could incur an impairment of our investments in our projects.

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

We believe the data obtained from our own exploration activities or our partners' activities to be reliable; however, the nature of exploration of mineral properties and analysis of geological information is often subjective and data and conclusions are subject to uncertainty. Even if our exploration activities determine that a project is commercially viable, it is impossible to ensure that such determination will result in a profitable sale of the project or development by a joint venture in the future and that such project will result in profitable commercial mining operations. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur an impairment of our investment in such property interest. All of these factors may result in losses in relation to amounts spent, which are not recoverable. We have experienced losses of this type from time to time including during 2014 when we wrote down our investments in our Pachuca silver project in Mexico recording mineral property impairments totaling $20,000and during 2013 when we wrote down our investments in our Cerro Azul, Atico and Jaripo projects recording mineral property impairments totaling $13,000.

We have a significant investment in Kinross Gold Corporation (“Kinross”) common stock. We have no control over fluctuations in the price of Kinross common stock, and reductions in the value of this investment could have a negative impact on the market price of our common stock.

We have a significant investment in Kinross as of March 25, 2015. We have experienced reduction in the value of Kinross stock during the past two years with the value of Kinross stock dropping from approximately $11.40 per share to a low of $2.00 per share. Further negative fluctuation in the market value of Kinross common stock could have a material impact on the market price of our common stock and our liquidity and capital resources.

Our debt could adversely affect our financial condition; and our related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

We have, and for the foreseeable future will continue to have, a significant amount of indebtedness.   As of December 31, 2014 we had $4,861,000 in short term-indebtedness, consisting of $5,000,000 in indebtedness pursuant to the RMB Loan, before the remaining unamortized debt discount of $139,000 arising as a result of the warrants issued to the lender in connection with the Facility Agreement. As of March 25, 2015 we have $4,915,000 of short-term indebtedness under the RMB Loan including the remaining unamortized debt discount of $85,000. Amounts outstanding under the RMB Loan incur interest at the 90-day LIBOR rate plus 5% with interest being payable quarterly. Accordingly, if the LIBOR rates increase the corresponding interest rate under the Facility Agreement will increase. The RMB Loan is due in full in August 2015 and we do not have sufficient liquidity to repay the amounts outstanding under the RMB Loan. Due do our limited financial resources, and the obligation to repay the RMB Loan in full in August 2015, the audit report of our independent registered public accounting firm contained an explanatory paragraph that due to our near term financial obligations there is substantial doubt about our ability to continue as a going concern. The RMB Loan is secured by substantially all of the Company’s assets and therefore if the Company defaults under the Facility Agreement it could result in RMBAH foreclosing on those assets to satisfy the Company’s debt obligations.

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE MKT and the Toronto Stock Exchange (“TSX”) during 2014 was approximately 55,000 shares. The market price of our shares has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in gold or other commodity prices, negative news on our projects and general economic trends.

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

We have reported losses in 19 of our 21 years of operations. We reported losses of $1,833,000 and $2,052,000, respectively, for the years ended December 31, 2014 and 2013. We had a working capital deficit at December 31, 2014, limited cash resources and very limited sources of revenue. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only two years in our history, during 2003, as a result of a $5,438,000 gain on derivative instrument related to our investment in certain Crown warrants and during 2000, when we sold our Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues. If we do not operate profitably or identify and execute on outside sources of funding, we may have to reduce certain of our operating activities and the trading price of our common stock will likely decline.

Our operations outside of the United States of America may be adversely affected by factors outside our control, such as changing political, local and economic conditions, any of which could materially adversely affect our financial position or results of operations.

Our mineral properties located in Latin America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or in conjunction with our joint venture partners, or under lease, option or purchase agreements. Our mineral properties are located in Peru, Mexico and Brazil. We act as operator on all of our mineral properties that are not held in joint ventures or royalty properties. The success of projects held under joint ventures or royalty properties that are not operated by us is substantially dependent on the joint venture partner, over which we have limited or no control.

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

During 2013 Mexico imposed additional production taxes on metal mines and also holding costs, which added additional uncertainty to our exploration operations in Mexico.

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

The capital required for exploration and development of mineral properties is substantial. In the past we have financed operations through utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property or a subsidiary owning a property in exchange for the expenditure of a specified amount), the sale of interests in properties or other assets, the sale of strategic investments in other companies such as Kinross, short-term margin loans, funds from the Facility Agreement, and the issuance of common stock. We will need to raise substantial additional cash, or enter into joint venture arrangements, in order to fund development activities to place the Mt. Hamilton project into production and in the case of our exploration projects, the exploration activities required to determine whether mineral deposits on our projects are commercially viable. It is not likely we will be able to raise sufficient capital resources to fund all costs necessary for development of the Mt. Hamilton project. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. The inability to obtain new financing or joint venture partners on acceptable terms would likely prohibit us from continued development or exploration of our mineral properties. Without the successful sale or future development of our mineral properties through joint ventures, or on our own, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

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

In the United States and the other countries in which we operate, in order to obtain permits for exploration or potential future development of mineral properties, environmental regulations generally require a description of the existing environment, including but not limited to natural, archeological and socio-economic environments, at the project site and in the region; an interpretation of the nature and magnitude of potential environmental impacts that might result from such activities; and a description and evaluation of the effectiveness of the operational measures planned to mitigate the environmental impacts. The total expenditures on our Mt. Hamilton project are budgeted to be approximately $1,122,000 during 2015, which includes property payments and payments directly and indirectly related to permitting and development of the project. These payments could increase as a result of permitting delays or other challenges during the year, which we cannot accurately predict. Currently the expenditures to obtain exploration permits to conduct our exploration activities are not material to our total exploration cost.

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

Our Bongará project is joint-ventured with another mining company that manages the exploration and development activities on the project and we are the minority-interest party. Although our joint venture agreements with our joint venture partner provide certain voting rights and other minority-interest safeguards, the majority partner not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and development activities. Consequently, we are highly dependent on the operational expertise and financial condition of our joint venture partner, as well as their own corporate priorities. For instance, even though our joint venture property may be highly prospective for exploration success, or economically viable based on feasibility studies, our partner may decide to not fund the further exploration or development of our project based on their respective financial condition or other corporate priorities. Therefore our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.

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

 In the future, we may participate in a transaction to acquire a property, royalty or another company that requires a substantial amount of capital or the issuance of Solitario equity to complete. Our acquisition costs may never be recovered due to changing market conditions, or our own miscalculation concerning the recoverability of our acquisition investment. Such an occurrence could adversely affect our business, future operations and financial condition.

We have been involved in evaluating a wide variety of acquisition opportunities involving mineral properties and companies for acquisition and we anticipate evaluating potential acquisition opportunities in the future. Some of these opportunities may involve a substantial amount of capital or the issuance of Solitario equity to successfully acquire. As many of these opportunities do not have reliable feasibility-level studies, we may have to rely on our own estimates for investment analysis. Such estimates, by their very nature, contain substantial uncertainty. In addition, economic assumptions, such as future costs and commodity prices, also contain significant uncertainty. Consequently, if we are successful in acquiring any new acquisitions and our estimates prove to be in error, either through miscalculations or changing market conditions, this could have a material adverse effect on our financial position or results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act (“FCPA”) could subject us to penalties and other adverse consequences.

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

Solitario earned an 80% interest in the project, through its ownership in MH-LLC, upon completion of the Feasibility Study in February 2012. During 2013, Solitario, Ely and DHI revised the MH Agreement and the LOI whereby Solitario made a private placement into Ely of $1,300,000, the proceeds of which were used by Ely to completely pay off the remaining long-term debt due to Augusta Resource Corporation (“Augusta”), and as of December 31, 2013, Solitario and Ely had no remaining debt owed to Augusta. In addition Solitario, Ely and DHI revised the MH-LLC Agreement whereby Solitario delivered 327,000 shares of its common stock to Ely during 2013 to entirely satisfy its August 2014 payment requirement of $250,000 and 50,000 shares of Solitario common stock. As of December 31, 2014, Solitario is required to make the payments listed below, pursuant to the MH Agreement and the LOI.

Year	Cash payments to Royalty Owner (1)
2015	$300,000
2016	$300,000
2017	$300,000
2018	$300,000
2019	$300,000
2020	$300,000

Royalty reduction (6.0% to 2.75% NSR) payment paid prior to commencement of commercial production	$3,500,000
Royalty reduction (2.75% to 1.00% NSR) payment paid prior to one year after commencement of commercial production	$1,500,000

(1)     Annual minimum advance royalty payments are due on November 19 each year and are shown here only through 2020, but will continue through the end of production.

All construction and permitting costs are shared pro-rata subsequent to the completion of the Feasibility Study. However, DHI may have Solitario contribute DHI’s share of costs through commercial completion as a loan, with such loan, plus interest at 8%, being repaid to Solitario from 80% of DHI’s share of distributions from MH-LLC. DHI has no balance due to Solitario as of December 31, 2014 as all MH-LLC joint funding expenditures were funded by MH-LLC out of MH-LLC funds during 2013 and 2014.

All currently stated reserves lie within the Centennial Minerals Company LLC (“Centennial”) underlying mining lease that currently has a 6.0% Net Smelter Return (“NSR”) Royalty, but which allows Solitario to reduce the NSR Royalty from 6.0% to 1.0% by staging cash payments totaling $5.0 million (see above chart of payments we are required to make) to Centennial. In June 2012, MH-LLC sold a 2.4% NSR royalty to Sandstorm on gold and silver production for $10 million in cash, in which $6.0 million was received on signing and the remaining $4.0 million was received in mid-January 2013. Assuming the 5.0% NSR Royalty is purchased, the effective NSR Royalty rate on the currently defined reserves will be 3.40%, less $2,000,000 of advance royalties paid as of December 31, 2014.

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

With the exception of relatively good road access to the Mt. Hamilton property, and existing water wells with sufficient water to supply most of anticipated processing needs, there is no other infrastructure at the project site. The nearest power line to the property is approximately 11 miles away.

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

3. History

The general area reportedly produced 20 to 40 million ounces of silver and a limited amount of gold from 1868 to 1880 mostly from the Treasure Hill area east of Mt. Hamilton. Phillips Petroleum acquired the property around Mt. Hamilton in 1968 and explored for tungsten, molybdenum and copper. In 1984 Westmont Gold Inc. entered into a joint venture with Phillips and Queenstake Resources Ltd. and commenced a large-scale exploration program focused on gold. In 1993 the property was fully transferred to Westmont. In June 1994 Rea Gold Corp. (“Rea”) acquired the property and began production of the NE Seligman deposits in November 1994. Rea mined five small Seligman area deposits to June 1997, when Rea suspended mining. Rea filed for bankruptcy in November 1997.

In 2002 the US Bankruptcy Trustee abandoned all of the unpatented claims allowing them to lapse for failure to pay the annual maintenance fees. Centennial staked the claims covering the Centennial and Seligman deposits in late 2002, and in 2003 purchased all of the patented and fee lands. Augusta acquired a 100% leasehold interest in the property, subject to an underlying royalty, from Centennial in late-2003. In November 2007, Augusta sold to Ely 100% of the shares of DHI Minerals, Ltd., of which DHI, its wholly-owned subsidiary held the Mt. Hamilton property through the leasehold.

From 2008 through August 2010, Ely engaged SRK Consulting (US), Inc. (“SRK”), an independent full-service mining engineering consulting company, to complete a NI 43-101 compliant Preliminary Economic Assessment Study of the Centennial gold and silver deposit. The study was completed in May 2009, and updated in July 2010. In December 2010 Solitario and DHI signed the MH Agreement and formed MH-LLC, a limited liability company which now holds 100% of the Mt. Hamilton project assets. In February 2012, the Mt. Hamilton Feasibility Study was completed. In October 2014 the Updated Feasibility Study was completed.

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

5. Prior Work

Prior to 1968, very little is known about exploration activities on the property. Phillips Petroleum acquired the property in 1968 and drilled over 100,000 feet by the early 1980’s. The focus of Phillips’ work was to evaluate tungsten-molybdenum-copper mineralization in a skarn/porphyry geologic setting. Westmont Gold Inc. from 1984 to 1994 commenced a large-scale exploration program focused on gold. By early 1989, this work defined the NE Seligman deposits and the Centennial deposit. Westmont conducted feasibility and permitting studies from 1990 through 1994. Rea Gold Corp. focused on placing the NE Seligman deposits into production and conducted mining activities from 1994-1997. Augusta completed a limited confirmation drilling program and pre-feasibility related studies on the property from 2003-2007. Ely conducted a limited amount of confirmatory infill drilling in 2008. Solitario and MH-LLC conducted exploration, geotechnical, hydrologic and metallurgical drilling and engineering-environmental evaluations from late-2010 through the end of 2013.

6. Mineralization

There are two primary styles of mineralization at Mt. Hamilton: early skarn-hosted tungsten +/- molybdenum +/- copper (“WO3-Mo-Cu”) style, and a later-stage epithermal gold-silver style of mineralization. The likely source for the WO3-Mo-Cu skarn mineralization was the Seligman granodiorite stock that is Cretaceous in age (105 million years). Early metasomatic alteration converted shales to hornfels and silty carbonates to calc-silicate skarn.

Epithermal gold mineralization at Mt. Hamilton is controlled by stratigraphy, structure and magmatic hydrothermal alteration. Gold and silver in the Centennial ore body are concentrated along two shallowly dipping sub-parallel faults and associated multiple fracture zones that penetrate a 200 foot thick skarn horizon and provided pathways for hydrothermal fluids. The faulting and fracturing also controlled oxidation of the gold zone. The Centennial gold ore body is a north-south oriented lenticular deposit that is about 2,200 feet long, approximately 1,200 feet wide and ranges from 20 feet to over 350 feet in thickness. Gold and silver mineralization in the Seligman deposit is controlled by both vertical and sub-horizontal structures, resulting in a more complex geometry than at Centennial. The Seligman deposit is approximately 1,500 feet long and 1,000 feet wide. Recent drilling suggests that these two deposits coalesce into a single mineralized body.

7. Drilling

The Centennial gold and silver ore bodies have been defined by numerous drilling programs since the 1980’s. Recent drilling has demonstrated that the two ore bodies as previously delineated are actually a single continuous mineralized zone. The existing resources of the two deposits, now collectively referred to as the Mt. Hamilton ore body are currently defined by an 857 drill-hole data base incorporating 318,000 feet of drilling of which approximately 255 is reverse circulation (“RC”) drill holes and the remainder is core drilling. Core recoveries average in excess of 90%, with few exceptions.

Drill data included in resource and reserve modeling by SRK utilized historical data generated by Phillips Petroleum, Westmont Gold Inc. and Rea Gold. SRK concluded, with confirmatory drilling by both Ely and Solitario, that the data from all three previous operators of the project to be valid and sufficiently well documented to provide a reasonable representation of the Centennial gold deposit and sufficiently verifiable for use in a mineral resource estimate and classification of resources in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum Standards on Mineral Resources and Reserves: Definitions and Guidelines, dated November 27, 2010 and valid for reserve estimation in accordance with SEC-Guide 7 guidance. Solitario completed three rounds of infill and extension drilling, as well as geotechnical, metallurgical and hydrologic drilling for feasibility-related issues from 2010-2014.

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

9. Feasibility Study

Solitario engaged SRK to complete the Feasibility Study on the Centennial gold and silver deposit located on the Mt. Hamilton property in November 2010. The Feasibility Study was completed in February 2012. On October 20, 2014, we announced the completion of the Updated Feasibility Study. The Updated Feasibility Study includes the Seligman deposit in the reported Resources and Reserves in addition to the Centennial deposit. The Updated Feasibility Study projects positive economic returns under a recommended development plan by conventional open pit mining followed by crushing and then heap leach processing for both gold and silver. Realized gold/silver prices are assumed to be $1,300/$20 per ounce for the life-of-mine of the project.

The Updated Feasibility Study assumes the following mining methods. Mining within the open pit will be conducted on 10 or 20-foot high benches with a 50° high wall. Mining will utilize five to seven 100-ton haul trucks and a 20 cubic yard shovel and 15 cubic yard loader for loading. The waste to ore ratio is 2.4 tons waste to 1.0 ton ore. Non-mineralized rock will be hauled to a permanent storage area centrally located to the northwest of the Centennial pit. Ore will be hauled from the two pits to the primary crusher located on the southwestern edge of the Centennial pit. After crushing to minus-4 inch, the ore will be dropped down a 415-foot vertical shaft onto a 4,400-foot long underground conveyor. Just outside the conveyor tunnel the ore will then be fed into a secondary crusher that crushes the rock to 80% passing minus-¾ inch. From the secondary crusher the ore will be conveyed 500 to 1,000 feet to the heap leach pad where it will be stacked and then subjected to a weak-cyanide solution that dissolves the gold and silver. The solution from the heap leach will be piped to a standard ADR-processing plant where the precious metals are recovered by a conventional carbon tank circuit. A gold-silver doré will be produced on the property and periodically shipped to a refiner. The Updated Feasibility Study also developed a comprehensive reclamation plan designed to conform to current environmental regulations.

10. Mineral Proven and Probable Ore Reserves

We reported (October 20, 2014) the following mineral reserves at our Mt. Hamilton project from the Updated Feasibility Study:

Mineral Reserve Statement, Mt. Hamilton Gold Project,

White Pine County, Nevada, SRK Consulting (U.S.), Inc.

Reserve Category	Tons	Gold Grade		Silver Grade		Contained Metal (1,000’s of ounces)
	(000's)	oz/t	g/tonne	oz/t	g/tonne	Gold	Silver
Proven	1,240	0.029	1.01	0.198	6.80	36.6	245.8
Probable	21,260	0.024	0.82	0.198	6.80	508.8	4,213.8
Proven & Probable	22,500	0.024	0.83	0.198	6.80	545.4	4,459.6

  Production Rate: 10,000 tons ore per day;
  Mine Life: 6.5 years;
  Reserves are reported using a cutoff grade (“COG”) of 0.006 oz/t Au;
  The COG was based on a gold price of US$1,300/oz and a silver price of US$20/oz;
  The COG was calculated at an average recovery of 76% for Au and 39% for Ag;
  Gold recovery was calculated from a recovered grade item modeled for each model block based on cyanide soluble and total gold grades;
  Cutoff for each block was determined using this recovered grade item;
  Metal grades reported are diluted; and
  Some numbers may not add due to rounding.

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

  Mineral reserves were estimated from an engineered pit design based on $1,300/oz. gold and $20/oz. silver prices, which at the time were approximately the average prices of gold and silver over a three-year look-back period. The cutoff grade used to estimate reserves was 0.006 oz/t gold equivalent (0.20 grams/tonne) and is the internal cutoff grade. Equivalent gold grade was calculated using a 65:1 silver to gold ratio. The reserves were limited to a total volume of 22.5 million tons as constrained by the capacity of the permitted leach pad. Multiple pit scenarios were evaluated using these criteria under a range of gold prices to determine the most favorable pit design for both optimal resource extraction and cash flow.

  11. Mining Operations

  No mining operations have occurred on the project within the past 15 years.

  12. Permitting

  In November 2012 MH-LLC filed the Centennial-Seligman Mine Plan of Operations (“PoO”) with the USFS – Humbolt-Toiyabe National Forest for the operation of a gold and silver mine at Mt. Hamilton. The PoO describes the activities and facilities that are proposed on USFS administered lands. The USFS is the primary regulatory agency responsible for managing the permitting process on federal land. The major components described in the PoO are mining activities from two open pits (the Centennial and Seligman deposits), a waste disposal area, ore stockpiles and crushing facilities, a mine operations office, truck shop facilities, access and haul roads, exploration drill roads, power lines and a water supply well and associated infrastructure. Total proposed surface disturbance on USFS lands is currently estimated at 476 acres. During 2014 MH-LLC received a Decision Notice and finding of no significant Impact (“FONSI”) related to our permitting the Mt. Hamilton Project under an Environmental Assessment (“EA”) with the United States Forest Service (the “Forest Service”), effectively completing the requirements of the National Environmental Policy Act.

  In addition to the proposed mining activities on USFS land, Solitario received a right of way from the Bureau of Land Management (BLM) for road access to planned infrastructure facilities constructed on private land owned by MH-LLC. The BLM granted the access road right of way in January 2014. We have received three of four significant permits filed with Nevada Division of Environmental Protection (“NDEP”); these include the Water Pollution Control Permit for the mine and two Nevada Reclamation Permits for both private and public lands. We are awaiting approval of the Air Quality Permit for the overall project from the NDEP. Additionally, a Class III Survey Report and the Recovery (mitigation) Report for archeological and historical resources were submitted to the USFS and the State Historical Preservation Office for review and comment, and these documents were subsequently approved in the first quarter of 2015.

  The Company’s goal is to receive approval for the Air Quality Permit early in the second quarter of 2015 and to arrange project financing during the first half of 2015. Construction could begin in the second half of 2015, pending successful completion of all financing activities. However, estimating when project financing will be completed is difficult, at best, and there can be no assurance of when, if ever, financing will be completed to allow construction to begin.

  13. Planned Exploration, Development and Permitting

  Solitario’s focus for 2015 is to complete financing and detailed engineering with a goal to initiate construction in the second half of 2015. Construction startup is dependent upon receiving the Air Quality permit as well as several minor local and state permits and securing project financing none of which are currently in place. No exploration activities are planned for 2015 at the Mt. Hamilton project.

  Bongará Zinc Project (Peru)

  1. Property Description and Location

  The Bongará project consists of 16 concessions comprising 12,600 hectares of mineral rights granted to Minera Bongará S.A., a subsidiary of ours incorporated in Peru. The property is located in the Department of Amazonas, northern Peru. On August 15, 2006 Solitario signed a Letter Agreement with Votorantim on Solitario's 100%-owned Bongará zinc project. On March 24, 2007, Solitario signed a definitive agreement, the Framework Agreement for the Exploration and Potential Development of Mining Properties, (the "Framework Agreement") pursuant to, and replacing, the previously signed Bongará Letter Agreement with Votorantim. Solitario's and Votorantim's property interests are held through the ownership of shares in Minera Bongará S.A., a joint operating company that holds a 100% interest in the mineral rights and other project assets. Solitario currently owns 100% of the shares in Minera Bongará S.A.

  Subsequent to December 31, 2014, Solitario announced that Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim”) had completed the steps required to earn a 61% interest in the Bongará project, with Solitario retaining a 39% interest. In addition Solitario consented to the transfer of Votorantim’s interest in both the Bongará and Chambara projects to Compañía Minera Milpo S.A.A. (“Milpo”). Milpo, an affiliate of Votorantim, is traded on the Lima exchange under the symbol MILPOCI.

  Milpo can earn an additional 9% interest (up to a 70% shareholding interest) in the joint operating company, Minera Bongará S.A. by funding future annual exploration and development expenditures until a production decision is made or the agreement is terminated. The option to earn the 70% interest can be exercised by Milpo at any time by committing to place the project into production based upon a completed feasibility study. Milpo is the project manager. Once Milpo has committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest through production through a loan facility from Milpo to Solitario. Solitario will repay this loan facility through 50% of Solitario's cash flow distributions from the joint operating company.

  According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. In June 2015 payments of approximately $95,000 to the Peruvian government will be due in order to maintain the mineral rights of Minera Bongará. Milpo is responsible for paying these costs as part of its work commitment. Peru also imposes a sliding scale net smelter return royalty (NSR) on all precious and base metal production of 1% on all gross proceeds from production up to $60,000,000, a 2% NSR on proceeds between $60,000,000 and $120,000,000 and a 3% NSR on proceeds in excess of $120,000,000.

  As part of the transfer from Votorantim, Milpo acquires the surface rights agreement with the local community, which controls the surface of the primary area of interest of our Bongará joint venture. This agreement provides for an annual payment of approximately $85,000 and funding for mutually agreed social development programs in return for the right to perform exploration work including road building and drilling. From time to time Votorantim has entered into surface rights agreements with individual landowners or communities to provide access for exploration work. Generally, these are short-term agreements.

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

  2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

  The Bongará property is accessed by the paved Carretera Marginal road, which provides access from the coastal city of Chiclayo. The nearest town is Pedro Ruiz located 15 kilometers southeast of the property, and the Carretera Marginal, a heavily travelled national highway, is situated approximately eight kilometers south of the deposit. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, is currently inaccessible by road, the work to date having been done by either foot or helicopter access. Votorantim had previously completed approximately 26 kilometers of road work out of a planned 38 kilometers of access road construction. Milpo plans to complete most of the remaining access road construction in 2015. Milpo maintains project field offices in Pedro Ruiz and a drill core processing facility and operations office in the nearby community of Shipasbamba.   The climate is tropical and the terrain is mountainous and jungle covered. Seasonal rains hamper exploration work for four to five months of the year by limiting access. Several small villages are located within five kilometers of the drilling area.

  3. History

  We discovered the Florida Canyon mineralized zone of the Bongará Project in 1996. Subsequently, we optioned the property in December 1996 to Cominco (now Teck Resources). Cominco drilled 80 core holes from 1997-2000. Cominco withdrew from the joint venture in February 2001, and Solitario retained its 100% interest in the project. We maintained the claims from 2001 to 2006, until the Votorantim Letter Agreement was signed. Votorantim conducted surface drilling on an annual basis from 2006 to 2013 and underground tunneling and drilling from 2010 to 2013. All significant work on the property has been conducted by our joint venture partners: Cominco, Votorantim and now Milpo, which is described below in Section 5, “Prior Exploration.”

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

  Subsequent to our initial work, Cominco conducted extensive mapping, soil and rock sampling, stream sediment surveys and drilling. This work was designed to determine the extent and grade of the zinc-lead mineralization, the controls of mineral deposition and to identify areas of potential new mineralization. Votorantim began work in the fall of 2006 and has worked continuously on the project since. All work performed by us, Cominco or Votorantim was done by direct employees of the respective companies with the exception of the drilling, underground tunneling, helicopter services and road building, all of which were performed by third-party contractors under the direction of Cominco or Votorantim.

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

  Dolomitization reaches stratigraphic thicknesses in excess of 100 meters locally. This alteration is thought to be related to the mineralizing event in most cases and is an important exploration tool. Continuity of the mineralization is demonstrable in areas of highest drilling density by correlation of mineralization within characteristic sedimentary facies typical of specific stratigraphic intervals or within through-going observable structural zones in drill core.

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

  9. Pre-Feasibility Studies

  Votorantim, either through its engineering staff, or contracted independent mining engineering firms has conducted prefeasibility-level studies to provide estimates of deposit size and grade, sizing of appropriate scale of operations, infrastructure design, and capital and operating cost estimates on a scoping level of detail. Votorantim has engaged an independent metallurgical testing firm to evaluate metal recoveries and various processing options for mineralized material at Florida Canyon. Tests to date indicate zinc recoveries of 91.8% and lead recoveries of 81.9% in the San Jorge zone and zinc recoveries of 80.3% and lead recoveries of 71.7% in the Karen-Milagros zone. Recovery optimization will continue in 2015.

  In 2013, Votorantim drilled 16 diamond core holes evaluating geotechnical and hydrological parameters of the mineralized areas for both engineering and environmental purposes. Votorantim also completed detailed geology-mineralization modeling to develop an internal resource estimate as part of their ongoing pre-feasibility efforts. Additionally, Votorantim completed scoping-level infrastructure design and costing analysis for the project. Milpo plans to complete a pre-feasibility study by the end of 2015.

  10. Reserves and Resources

  There are no reported mineral reserves.

  11. Mining Operations

  No commercial mining operations to recover metals have occurred on the project. However, in September 2010 Votorantim initiated an underground tunneling program to access mineralization. As of December 31, 2014, 700 meters of tunneling were completed.

  12. Planned Exploration and Development

  Work in 2015 will focus on activities necessary to complete a prefeasibility study and then to transition to feasibility-level work for 2016. Milpo is planning to complete approximately 8km of access road during 2015,

  Pedra Branca Platinum-Palladium Metals Project (Brazil)

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

  From July 2001 until late 2002, we conducted geochemical sampling and geophysical surveys and independently drilled 22 diamond drill holes. From January 2003 to date, Anglo has funded eight drilling programs that focused on better defining the Esbarro and Curiu deposits, further testing the Cedro, Trapia and Santo Amaro prospects, and initial drill testing of 20 other target areas. Through the end of 2014, a total of 360 holes totaling 29,860 meters of core drilling were completed on the project. The Esbarro prospect, with 107 holes, has the largest database of information of the drilled prospects. Drilling was conducted on approximately 30 to 50-meter spaced centers. The Curiu prospect is the second most detailed prospect drilled with 50 holes completed to date. Drilling was conducted on generally 25-meter spaced centers. Additional drill holes have been completed at Santa Amaro, at Trapia I, at Trapia West and on the Cedro I through Cedro IV prospects. Drill spacing on these latter prospects range from 50 to 200 meters. During 2013 Anglo completed a helicopter borne geophysics program to delineate drill targets. Although significant mineralized material was encountered in many of the drill holes within these nine deposits, PBM has not undertaken a formal estimate of reserves or resources as PBM believes additional work is required to make such an estimate.

  After consideration of the results of the most recent drilling programs, subsequent to December 31, 2014, Anglo decided to place the Pedra Branca project on care and maintenance and will look for a joint venture partner for the project.

  Pachuca Norte Silver-Gold Property (Mexico)

  As December 2014, the Pachuca Norte property (formerly referred to as “Pachuca-Real”) consisted of approximately 19,048 hectares of mineral rights encompassing about 10% of the historic Pachuca Norte del Monte silver-gold mining district of central Mexico, but mainly areas situated to the north and northwest of the historic district, termed the North District, and areas east of the historic district. In March 2013 we signed a binding Letter of Intent with Minera Hochschild Mexico S.A. de C.V. (“Hochschild”), a wholly owned subsidiary of Hochschild Mining plc. In June 2013, a definitive joint venture agreement was signed that provides for Hochschild to earn a 51% interest in the property. During 2014 Hochschild completed an 18-hole core drilling program totaling 5,573 meters. Highlights of this drilling program (intercepts grading better than 100 grams per tonne silver equivalent, or better) are presented in the table below.

  Pachuca Norte Drilling Highlights

Drill Hole Number	Intercept* (meters)	Starting At (meters)	Gold (g/t)	Silver (g/t)	Silver Equiv.** (g/t)
DDHPA13-02	0.60	177.60	6.21	520.0	892.6
DDHPA13-05	1.10	272.90	0.83	64.3	114.1
DDHPA14-10	0.28	355.97	0.61	79.2	115.8
DDHPA14-11	0.30	178.55	1.01	88.0	148.6
DDHPA14-13	0.90	246.10	0.01	256.0	256.0
and	0.80	263.85	6.57	392.0	786.2
DDHPA14-15	1.15	86.35	1.16	57.4	126.7
DDHPA14-16	0.82	22.21	2.11	41.6	168.2
and	1.52	62.27	1.65	72.0	170.9
DDHPA14-18	2.80	250.90	1.40	68.8	152.8

  * True width has not been calculated for each individual intercept, but true width is generally estimated at 60%-75% of drilled width;

  ** Silver Equivalent (AuEq) was calculated using a Ag:Au ratio of 60:1

  During 2014 Hochschild elected to terminate their option to earn an interest in the project and we significantly reduced our landholdings at Pachuca and recorded a mineral property write-down of $20,000. We are reviewing the results of the 2014 program, as well as previously generated data, and will decide whether to continue independent exploration, seek a new joint venture partner, or abandon the project.

  Chambara Zinc Property (Peru)

  In April 2008, we signed the Minera Chambara shareholders agreement with Votorantim Metais Cajamarquilla, S.A., a wholly owned subsidiary of Votorantim Metais (both companies referred to as "Votorantim") for the exploration of a large area of interest in northern Peru measuring approximately 200 by 85 kilometers. Votorantim is the project manager, and funds and conducts all exploration on the project. Votorantim contributed 52 mineral concessions within the area of interest totaling 52,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. We contributed 9,600 hectares of mineral claims and certain exploration data in our possession for an 85% interest in Minera Chambara. Existing and future acquired properties subject to the terms of the shareholders agreement will be held by Minera Chambara. In November 2013, Minera Chambara dropped selected concessions, resulting in Minera Chambara now holding 82 concessions totaling 71,000 hectares of valid concessions. As of December 31, 2014, Minera Chambara’s only assets are the properties and Minera Chambara has no debt. Votorantim may increase its shareholding interest to 49% by completing future spending of $6,250,000, and may further increase its interest to 70% by funding a feasibility study and providing for construction financing for Solitario's interest. If Votorantim provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

   In 2010 Votorantim placed the project on care and maintenance, focusing all of their efforts on the Bongará project. The only field work conducted in 2014 and planned for 2015 is social work in preparation for any future exploration programs. In June 2015 payments of approximately $353,000 to the Peruvian government will be due by Votorantim in order to maintain the mineral rights. Votorantim is responsible for making these payments. In January 2015, Solitario consented to the transfer of Votorantim’s interest in the project to Milpo. As of the end of March 2015, the transfer of Votorantim’s interest had not yet been completed.

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

  As of December 31, 2014 we retain 100%-interest in the La Promesa project which is the only remaining property which falls within the Strategic Alliance area and is subject to the provisions of the Newmont Alliance as discussed above.

  La Promesa

  The La Promesa property, acquired in 2008, consists of three concessions totaling 2,600 hectares. Our only holding costs for the mineral rights are annual payments of three dollars or nine dollars per hectare, depending on the age of the claims, to the Peruvian government. Total holding costs in 2015 will be approximately $17,000. In February 2012 Newmont waived its right to joint venture La Promesa and allowed us to potentially joint venture the project with another company. During 2015 we hope to secure a joint venture partner to advance the project.

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

  Mercurio (Surubim) Gold Property (Brazil)

  The Mercurio gold property is located in Para State in Northern Brazil, approximately 250 km south of the town of Itaituba. It consists of three exploration concessions totaling 8,476 hectares. In November 2013, we agreed to transfer its rights to the property to Brazilian Resources Inc. (“BRI”) subject to a NSR Royalty due us of 1.5% on the first 2 million ounces of gold produced at Mercurio and 2.0% on all ounces of gold produced over 2 million ounces of gold, providing that BRI make certain payments and complete certain exploration commitments. As of December 31, 2014, one remaining joint venture payment of $650,000 is due upon the grant of a mining concession over an existing exploration concession at Mercurio by the DNPM. BRI has applied to the DNPM for this mining concession; however there is no assurance that the DNPM will grant the concession. BRI is responsible for all payments to keep the Mercurio claims in good standing during the period of the agreement. With exception of small scale artisanal mining for gold by gravity methods that has been conducted on the property for the past 15 years, there are no mining operations on the property. BRI issued a news release during 2013 that estimated resources on the property. BRI refers to the project as the Surubim project.

  Norcan and Aconchi Copper Properties (Mexico)

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

  Subsequent to December 31, 2014, we entered into an option agreement for our Norcan and Aconchi properties with Minera Cuicuilco S.A de C.V, a Mexican indirect subsidiary of Freeport-McMoRan Inc. Terms of the Agreement with Cuicuilco provide for exploration expenditures of $5,000,000 to earn a 100% interest in the properties of which a firm commitment of $750,000 is required during the first year. If Cuicuilco completes its earn-in then Solitario retains a 1.5% net smelter return royalty which may be purchased for $20,000,000.

  100%-Owned Properties

  Canta Colorado Gold Property (Peru)

  In 2012 we applied for two exploration concessions totaling 2,000 hectares. Reconnaissance surface exploration indicates this property has the potential to host an epithermal gold deposit in Tertiary volcanic rocks. No work is planned on this property for 2015

  Discontinued Projects

  During 2014 we reduced our holdings at our Pachuca property in Mexico and recorded a mineral property write-down of $20,000. During 2013 we abandoned the Cerro Azul and Atico projects in Peru and recorded a mineral property abandonment write-down of $8,000 and we abandoned the Jaripo project in Mexico and recorded a mineral property abandonment write-down of $5,000.

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

  Item 4. Mine Safety Disclosures

  Not applicable

  PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Our common stock traded predominantly on the TSX under the symbol SLR prior to August 2, 2006 when Solitario received approval to list its common stock on NYSE MKT. Trading on NYSE MKT began on August 11, 2006, under the symbol XPL. Since 2008 trading volume on NYSE MKT has exceeded the trading volume on the TSX.

  The following table sets forth the high and low sales prices on NYSE MKT for our common stock for the quarterly periods from January 1, 2013 to December 31, 2014.

	All prices are in USD$
	2014		2013
Period	High	Low	High	Low
First quarter	$1.65	$0.85	$1.77	$1.46
Second quarter	1.51	0.97	1.60	0.88
Third quarter	1.56	1.20	1.05	0.80
Fourth quarter	1.24	0.88	0.99	0.78

  The following table sets forth the high and low sales prices on the TSX for our common stock for the quarterly periods from January 1, 2013 to December 31, 2014.

	All prices are in CDN$
	2014		2013
Period	High	Low	High	Low
First quarter	$1.83	$0.87	$1.77	$1.41
Second quarter	1.57	1.09	1.60	0.95
Third quarter	1.66	1.31	1.09	0.87
Fourth quarter	1.36	1.01	1.05	0.81

  Shares authorized for issuance under equity compensation plans

  On June 18, 2013, Solitario's shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the "2013 Plan"). Under the terms of the 2013 Plan, the Board of Directors may grant awards of stock options, stock appreciation rights, restricted stock, and restricted stock units A total of 1,750,000 shares of Solitario common stock are reserved for issuance for awards that may be made under the 2013 Plan. As of December 31, 2014, we have granted stock options for 120,000 shares that remain unexercised at $1.14 per share and options for 1,280,000 shares that remain unexercised at $0.94 per share.

  On June 27, 2006, Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). A total of 2,800,000 shares of Company common stock are reserved for issuance for awards that may be made under the 2006 Plan. As of December 31, 2014, we have granted options for 160,000 shares that remain unexercised at Cdn$1.49 per share, 1,990,000 shares that remain unexercised at Cdn$1.60 per share and 198,000 shares that remain unexercised at Cdn$2.40.

Equity Compensation Plan Information as of December 31, 2013:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2006 Plan -Cdn$) (2013 Plan – US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2006 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,348,000	$1.66	133,150

Equity compensation plans not approved by security holders	-	N/A	-
Subtotal 2006 Plan	2,348,000	$1.66	133,150
2013 Plan
Equity compensation plans approved by security holders	1,400,000	$0.96	299,438
Equity compensation plans not approved by security holders	-	N/A	-
Subtotal 2013 Plan	1,400,000	0.96	299,438
Total all plans	3,748,000		432,588

  Holders of our common stock

  As of March 25, 2015, we have approximately 2,983 holders of our common stock.

  Dividend Policy

  We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future. Furthermore, restrictions under the Facility Agreement restrict our ability to make distributions until all amounts due under the Facility Agreement are satisfied.

  Item 6. Selected Financial Data

  The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 2010. This data has been derived from the audited consolidated statements of operations for our business for each of the five years ended December 31, 2014 and the audited consolidated balance sheets of our business as of December 31, 2014, 2013, 2012, 2011 and 2010. You should read this information in conjunction with Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included in Item 8 – "Financial Statements and Supplementary Data." The information set forth below is not necessarily indicative of future results.

Balance sheet data:	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Total current assets	$3,217	$3,784	$7,936	$5,281	$6,113
Total assets	$19,040	$19,500	$23,483	$22,054	$29,608
Working capital (deficit) (1)	$(1,987)	$2,531	$4,245	$345	$134
Long-term debt	$—	$3,144	$2,437	$2,075	$2,604
Shareholders' equity	$6,781	$7,963	$9,217	$13,873	$13,776

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2013	2013	2012	2011	2010
Property and joint venture revenue	$200	$300	$300	$242	$200
Net loss attributable to Solitario shareholders	$(1,833)	$(2,052)	$(3,297)	$(3,377)	$(4,066)
Per share information:
Basic and diluted
Net loss attributable to Solitario shareholders	$(0.05)	$(0.06)	$(0.10)	$(0.10)	$(0.14)

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

  (a). Business Overview and Summary

  We are a development stage company (prior to February 22, 2012 we were an exploration stage company) with a focus on developing the Mt. Hamilton gold project, the acquisition of precious and base metal properties with exploration potential, and the development or purchase of royalty interests. We announced on February 22, 2012 the completion of a feasibility study on our Mt. Hamilton project (the “Feasibility Study”), prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). As a result of the completion of the Feasibility Study, we have earned an 80% interest in the Mt. Hamilton project and may develop the Mt. Hamilton project, subject to a number of factors including obtaining necessary permits and availability of required development financing capital, none of which is currently in place. We also may explore other manners to monetize our interest in the Mt. Hamilton project, including divesting all or a portion of our interest in the project. The Mt. Hamilton project is discussed below under “Mt. Hamilton Joint Venture.” In addition, we acquire and hold a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our exploration properties may be developed in the future by us or through a joint venture, and we may develop the Mt. Hamilton project, we have never developed a mineral property. We may also evaluate mineral properties to potentially buy a royalty.

  Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation (“Crown”). We have been actively involved in this business since 1993. We recorded revenues from joint venture delay rental payments related to our Bongará project of $200,000, each year, during 2014 and 2013 and we recorded $100,000 of delay rental payments each year during 2013 related to our Mercurio project. During June 2012, we sold a royalty interest in our Mt. Hamilton project to Sandstorm Gold Ltd. (“Sandstorm”) for $10,000,000 of which $6,000,000 was paid in June 2012 and $4,000,000 was paid in January 2013. Previously, our last significant revenues were recorded in 2000 upon the sale of our Yanacocha property for $6,000,000.  We expect that future revenues from the sale of properties, if any, would also occur on an infrequent basis. At December 31, 2014, in addition to our Mt. Hamilton project, we had five exploration properties in Peru and Mexico, and one royalty property in each of Peru and Brazil. We are conducting limited exploration activities in those countries either on our own or through joint ventures operated by our partners.

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

  The accompanying financial statements have been prepared assuming we will continue as a going concern. As of December 31, 2014 we have a working capital deficit of $1,987,000. As explained in more detail in Note 4, “Short-term Debt,” in Item 8 "Financial Statements and Supplementary Data," we entered into a facility agreement (the “Facility Agreement”) with RMB Australia Holdings Limited (“RMBAH”) and RMB Resources, Inc., a Delaware corporation (“RMBR”) whereby we may borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”). The RMB Loan is due in August 2015. We currently do not have sufficient liquidity to repay the RMB Loan when due which raises significant doubt about our ability to continue as a going concern. Our management is currently in discussions to refinance the RMB Loan or to raise additional funds to from the sale of common shares, additional borrowing or the sale of assets to facilitate the repayment of the RMB Loan. There is no assurance that we will be able to raise sufficient funds to refinance the RMB Loan on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the RMB Loan, we will be in default if it is unable to repay the RMB Loan when it is due in August 2015. Should we be in default, RMBAH has, among other rights, the right foreclose on its security interest in certain Company assets to satisfy its obligation

  In analyzing our activities, the most significant aspect relates to results of our exploration and potential development activities and those of our joint venture partners on a property-by-property basis. When our exploration or development activities, including drilling, sampling and geologic testing, indicate a project may not be economic or contain sufficient geologic or economic potential we may impair or completely write-off the property. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of gold is down, the value of gold-bearing mineral properties decreases; however, when the price of gold is up it may become more difficult and expensive to locate and acquire new gold-bearing mineral properties with potential to have economic deposits. We anticipate the success of our development activities on our Mt. Hamilton property will become increasingly important in the future.

  The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Accordingly, while we conduct development activities at the Mt. Hamilton project, we need to maintain and replenish our capital resources. We have met our need for capital in the past through (i) the sale of properties, which last occurred in 2000 with the sale of our Yanacocha property for $6,000,000; (ii) joint venture payments, including delay rental payments discussed above; (iii) the Sandstorm royalty sale during 2012; (iv) the sale of our investment in Kinross common stock; (v) borrowing against the Facility Agreement; (vi) short-term margin borrowing secured by our investment in Kinross common stock; and (vii) issuance of common stock, including exercise of options. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures; however, we do not have any current plans to further joint venture Mt. Hamilton. In 2013, we significantly reduced our level of expenditures in our foreign exploration and administrative activities to just the care and maintenance of existing 100%-owned properties. Although we anticipate these practices will continue for the foreseeable future, we can provide no assurance that these sources of capital will be available in sufficient amounts to meet our needs, if at all.

  (b). Recent Developments

  Updated Feasibility Study

  On February 22, 2012, we announced the completion of the Feasibility Study, and as a result we earned an 80% interest in MH-LLC pursuant to the MH Agreement, and became a development-stage company (but not a company in the “Development Stage”). On October 20, 2014, we announced the completion of the updated Mt. Hamilton feasibility study (the “Updated Feasibility Study”) and we reported the following mineral reserves at our Mt. Hamilton project:

  Mineral Reserve Statement, Mt. Hamilton Gold Project,

  White Pine County, Nevada, SRK Consulting (U.S.), Inc.

Reserve Category	Tons	Gold Grade		Silver Grade		Contained Metal (1,000’s of ounces)
	(000's)	oz/t	g/tonne	oz/t	g/tonne	Gold	Silver
Proven	1,240	0.029	1.01	0.198	6.80	36.6	245.8
Probable	21,260	0.024	0.82	0.198	6.80	508.8	4,213.8
Proven & Probable	22,500	0.024	0.83	0.198	6.80	545.4	4,459.6

  Reserves are reported using a cutoff grade (“COG”) of 0.006 oz/t Au;
  The COG was based on a gold price of US$1,300/oz and a silver price of US$20/oz;
  The COG was calculated at an average recovery of 76% for Au and 39% for Ag;
  Gold recovery was calculated from a recovered grade item modeled for each model block based on cyanide soluble and total gold grades;
  Cutoff for each block was determined using this recovered grade item;
  Metal grades reported are diluted; and
  Some numbers may not add due to rounding.

  Investment in Kinross

  We have a significant investment in Kinross at December 31, 2014, which consists of 480,000 shares of Kinross common stock. During 2014 and 2013, we sold 120,000 and 70,000 shares, respectively, of Kinross common stock for proceeds of $556,000 and $358,000. As of March 25, 2015, we own 480,000 shares of Kinross common stock. Our investment in Kinross common stock represents a significant concentration of risk and any significant fluctuation in the market value of Kinross common shares could have a material impact on our liquidity and capital resources. As of March 25, 2015 we have sold two covered options covering 140,000 shares of Kinross stock whereby the holder could purchase 40,000 shares at $3.50 per share through May 2015 and purchase 100,000 shares at $4.00 per share through August 2015. The use of Kinross call options are discussed below under Note 8, "Derivative Instruments" in Item 8, “Financial Statements and Supplementary Data.” We have classified our holdings of Kinross common stock as marketable equity shares available for sale and gains and losses on our holdings of Kinross common stock are recorded in other comprehensive income in the shareholders’ equity section of our Consolidated Balance Sheet.

  Investment in Ely

  As of December 31, 2014 we own 15,732,274 shares of Ely common stock, representing approximately 19.5% of the outstanding shares of Ely. We have classified our holdings of Ely common stock as marketable equity shares available for sale and gains and losses on our holdings of Ely are recorded in other comprehensive income in the shareholders’ equity section of our Consolidated Balance Sheet.

  Mineral property

  We began capitalizing our development costs incurred at our Mt. Hamilton project subsequent to the completion of the Feasibility Study. During 2014 and 2013, we capitalized $2,582,000 and $2,784,000, respectively, of mineral property to Mt. Hamilton, including $1,699,000 and $1,884,000, respectively, of development costs, $250,000 and $174,000, respectively, of payments on mineral properties and $633,000 and $726,000, respectively, of interest. In addition, during 2014 and 2013 we capitalized $20,000 and $11,000, respectively, of net bonding costs and $300,000 and $300,000, respectively, of advance royalty payments to an underlying leaseholder as other assets. See Note 2, “Mineral Properties,” in Item 8, “Financial Statements and Supplementary Data” below for further discussion of the Mt. Hamilton project.

  Cancellation of options

  On January 28, 2014, holders of option awards from the 2006 Plan agreed to the cancellation of an aggregated of 1,797,000 options with an option price of Cdn$2.40 with an expiration date of May 5, 2015 to allow us to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards.

  Private placement

  On February 28, 2014 we closed a private placement of 1,600,000 shares of Solitario common stock priced at $1.05 per share for total proceeds of $1,680,000 (the 2014 “Offering”). We retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering.

  (c). Results of Operations

  Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

  We had a net loss of $1,833,000 or $0.05 per basic and diluted shares for the year ended December 31, 2014 compared to a net loss of $2,052,000 or $0.06 per basic and diluted share for the year ended December 31, 2013. As explained in more detail below, the primary reasons for the decrease in net loss during 2014 compared to the net loss during 2013 were (i) a decrease in other exploration expense to $279,000 during 2014 compared to $797,000 during 2013; (ii) a decrease in our non-stock option general and administrative expense to $1,397,000 during 2014 compared to $1,824,000 during 2013; (iii) an increase in the gain on sale of marketable equity securities to $472,000 during 2014 compared to a gain on sale of marketable equity securities of $142,000 during 2013; and (iv) a reduction in the net loss of our equity method investment to $153,000 during 2014 compared to $1,012,000 during 2013. Partially offsetting these decreases in net loss were (i) a reduction in our gain on derivative instruments to $39,000 during 2014 compared to a gain on derivative instruments of $90,000 during 2013; (ii) an increase in non-cash stock option compensation expense to $779,000 during 2014 compared to $420,000 during 2013; (iii) a decrease in the gain on warrant liability to $85,000 during 2014 compared to a gain on warrant liability of $998,000 during 2013; (iv) an increase in property abandonment and impairment to $20,000 during 2014 compared to property abandonment and impairment of $13,000 during 2013 and a reduction in our income tax benefit to nil in 2014 compared to an income tax benefit of $176,000 during 2013. Each of these items is discussed in greater detail below.

  Our primary activities during 2014 and 2013 have been the (i) engineering and permitting activities to advance the Mt. Hamilton property toward future production, and to a lesser extent the monitoring of the exploration and development activities of our joint venture partners. During 2014 we continued our development efforts related to our Mt. Hamilton project capitalizing $2,582,000 in mineral property costs including $1,699,000 in direct development costs, property payments of $250,000 and capitalization of interest costs of $633,000. In addition we recorded an increase in other assets during 2013 of $320,000 including bonding costs of $20,000 and $300,000 of advance royalty payment. During 2013 we capitalized $2,784,000 of mineral property, including $1,884,000 in direct development costs, $174,000 of property payments and $726,000 of capitalized interest. In addition during 2013 we capitalized $11,000 of bonding costs and $300,000 of advanced royalty payment to other assets. The expenditures were less during 2014 as we had completed the majority of the permitting work and were concentrating on engineering work related to the development of the Mt. Hamilton project as well as work on the Updated Feasibility Study, which required less direct expenditure than the work during 2013. In addition we had paid off our Augusta long term debt at the end of 2013, which reduced our interest costs during 2014. We decreased our exploration expenditures at our South American and Mexico properties to $279,000 during 2014 compared to 797,000 during 2013 compared to as a result of a shift in our focus to the Mt. Hamilton project, and placing all of our non-joint ventured exploration activities on care and maintenance at the end of 2013. We did no drilling on any of our exploration projects in South America or Mexico during 2014 or 2013.

  Our 2015 exploration and development expenditure budget is approximately $846,000, which includes approximately $732,000 for development costs related to Mt. Hamilton. In addition we anticipate we will spend approximately $735,000 for claim payments, payments on leases to landowners and advance minimum royalty payments. The primary factor in the reduction in Mt. Hamilton exploration and development expenditures in 2015 compared to 2014 relates to the planned completion of our primary permitting activities during 2015, with reductions in engineering design work and project management pending obtaining all necessary permits and obtaining financing to begin construction of the project. The future construction of Mt. Hamilton will be dependent on a number of factors including receiving permits and obtaining financing for construction, none of which is currently in place. We cannot predict with certainty that we will be successful in achieving any of these goals. During 2015 we will continue our reduced early-stage planned exploration activities on our other properties and our reconnaissance exploration activities as we focus on the development of Mt. Hamilton. These exploration activities may also be modified, as necessary for changes, in joint venture funding, commodity prices and access to capital.

  Exploration expense (in thousands) by property consisted of the following:

Property Name	2014	2013
Bongará	$98	$—
Pachuca	29	14
La Promesa	15	8
Canta Colorado	6	2
Cerro Azul	—	71
Norcan	—	5
Mercurio	—	4
Jaripo	—	1
Reconnaissance	131	692
Total exploration expense	$279	$797

  On November 22, 2013 we entered into a letter agreement, (the “Letter Agreement”) between us, Ely Gold and Minerals, Inc. (“Ely”) and DHI Minerals (US) Ltd. (“DHI”). Under the Letter Agreement, Solitario subscribed for $1,300,000 of shares of common stock of Ely at a price of Cdn$0.10 and upon approval by Ely and other regulatory approvals we received 13,571,354 shares of Ely common stock. Ely used the$1,300,000 from the subscription to pay Augusta Resource Corporation (“Augusta”) $1,300,000 pursuant to the terms of an agreement between Ely and Augusta dated November 20, 2013. Ely’s receipt of the $1,300,000 and payment of those funds to Augusta fully satisfied Solitario’s prior obligations to subscribe for an aggregate of US$1,750,000 of shares of Ely common stock (US$750,000 on or before May 1, 2014 and US$1,000,000 on or before May 1, 2015) and paid off Solitario’s Augusta debt which was deemed fully paid upon receipt by Augusta of the $1,300,000 from Ely. Solitario recorded a gain on early retirement of debt of $313,000 during 2013 as a result of the payoff of the Augusta long-term debt. There were no similar items during 2014

  We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense which is discussed below. Excluding these costs, general and administrative costs were $1,397,000 during 2014 compared to $1,824,000 during 2013. We incurred salary and benefits expense of $734,000 during 2014 compared to $880,000 during 2013, which decreased as a result of reduced salary costs with the reduction in certain administrative expenses related to the management of our reduced exploration activities. In addition, (i) legal and accounting costs were reduced to $133,000 during 2014 compared to legal and accounting costs of $285,000 as a result of less legal work performed in 2014 and as a result of the reversal of certain prior year accrued costs which were not incurred in our South American subsidiaries as a result of the reduced activities and elimination of Solitario employees; (ii) travel and investor relation costs were reduced to $311,000 during 2014 compared to $394,000 during 2013 as a result of ongoing cost reductions and reduced activities in travel and investor relations costs during 2014 and (iii) other costs related to office, insurance and miscellaneous costs were reduced to $217,000 during 2014 compared to $264,000 primarily due to lower insurance coverages related to cost reductions and reduced coverages. We anticipate general and administrative costs for 2015 will be lower than the costs incurred during 2014 as we expect less activity with regard to Mt. Hamilton and our South American operations and we have expect a reduction in salary costs during 2015. We have forecast 2015 general and administrative costs to be approximately $1,403,000, excluding non-cash stock option compensation expense.

  We account for our employee stock options under the provisions of ASC 718. Beginning in January 1, 2011, we recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the grant date fair value of each of its outstanding options. During the year ended December 31, 2014 we recorded 779,000 of non-cash stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital compared to $420,000 of non-cash stock option compensation expense during 2013. The primary reason for the increase in non-cash stock option compensation expense related to the grant of 1,990,000 options on August 15, 2014 and the related 25% expense of the grant date fair value of $404,000 on that date. See Note 11, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

  During 2014 we recorded a gain on derivative instruments of $39,000 compared to a gain of $90,000 during 2013. The gains were related to the sale of Kinross calls during 2014 and 2013. We have sold covered calls on a limited portion of our Kinross common stock that we intend to sell within one year, to enhance our return on Kinross common stock in exchange for some potential upside in those covered Kinross shares. We do not anticipate selling a material number of covered Kinross call options during 2015. See Note 8, “Derivative Instruments” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for an analysis of the changes in our derivative instruments, and the components that are used to determine the fair value of our derivative instruments.

  We had $41,000 of depreciation and amortization during 2014, of which we capitalized $21,000 to mineral property in connection with the development of Mt. Hamilton compared to $56,000 of depreciation and amortization during 2013, of which we capitalized $30,000 to mineral property. The decrease is primarily as a result of certain equipment being fully amortized during 2014, which was partially offset by a small increase in furniture and fixtures at Mt. Hamilton. We amortize these assets over a three-year period. We anticipate our 2015 depreciation and amortization costs will be similar to our 2014 amount.

  During 2014 we incurred $633,000 of interest costs, including (i) $217,000 paid in cash on the RMB Loan, (ii) $4,000 paid on our UBS margin loans, (iii) $195,000 for the amortization of our deferred offering costs on the RMB Loan and (iv) $217,000 of interest costs associated with the amortization of the discount associated with the RMB warrants issued in connection with the RMB Loan. During 2013 we incurred $726,000 of interest costs, including (i) $165,000 paid in cash on the RMB Loan, (ii) $22,000 paid on our UBS margin loans, (iii) $195,000 for the amortization of our deferred offering costs on the RMB Loan and $217,000 of interest costs associated with the amortization of the discount associated with the RMB warrants issued in connection with the RMB Loan and (iv) $127,000 of interest costs during 2013 related to the accretion of interest on the Augusta debt prior to the payoff of the loan in November 2013. As discussed above, we capitalized all of our interest costs during 2014 and 2013 to mineral property associated with the development of the Mt. Hamilton project. See Note 2, “Mineral Properties” and Note 6 “Long-term Debt” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.” Both the deferred offering costs and the warrant discount are being amortized to interest expense on a straight-line basis over the expected life of the RMB Loan.

  We recorded interest and dividend income of $1,000 during 2014 compared to $57,000 during 2013. The reduction was related to the suspension of dividends on our Kinross stock during 2013. Interest income during 2014 and 2013 was not significant as our interest bearing accounts were kept to a minimum to reduce borrowing costs. We anticipate our cash interest cost will increase in 2014 as a result an increase in the outstanding balance on the RMB Loan anticipated during 2015 compared to 2014. However this will be mitigated by an anticipated reduction in the accretion of the interest costs associated with the deferred offering costs and the amortization of the warrant discount associated with the RMB Loan, which will end in August of 2015. However, we anticipate we may seek to refinance the RMB Loan during 2015, which would likely include additional offering costs, and require paying cash interest during the entire year of 2015, if we refinance the RMB Loan, for which we can provide no assurance. See “Liquidity and Capital Resources,” below, for further discussion of the RMB Loan. See Note 5, “Short-term Debt” and Note 6, “Long-term Debt” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion of our interest expense related to our short and long-term debt.

  During 2014 we sold 120,000 shares of Kinross stock for proceeds of $556,000 and recorded a gain on sale of Kinross of $472,000 compared to During 2013 we sold 70,000 shares of Kinross stock for proceeds of $358,000 and recorded a gain on sale of Kinross of $308,000. In addition during 2013 we sold 6,303,563 shares of Ely for gross proceeds of $481,000 and recorded a loss on sale of marketable equity securities of $166,000. We anticipate we will continue to liquidate our holdings of Kinross stock to fund our exploration activities and our 2015 budget anticipates the sale of all 480,000 shares of Kinross stock for assumed proceeds of $1,440,000 during 2015. Although we have not budgeted any sales of shares of Ely for 2015, we may also sell some shares of Ely to meet our cash and liquidity needs. See Liquidity and Capital Resources below. Any proceeds we may receive from sales of marketable equity securities are significantly dependent on the quoted market price of the securities sold on the date of sale and may be at prices significantly below our projected price.

  During 2014 we recorded no income tax benefit or expense compared to 2013 when we recorded an income tax benefit of $176,000. The change in our tax benefit during 2014 is primarily related to the reduction in the value of our holdings of marketable equity securities during 2013 and 2014 to the point that we no longer have a built-in-gain in our marketable equity securities for federal and state income tax purposes in excess of our net operating losses, and accordingly we are recording a valuation allowance for the tax losses we have incurred during 2014. Furthermore we have reduced our deferred income tax liability, previously related to the built-in-gains on our marketable equity securities and have recorded a valuation allowance for our deferred tax assets at December 31, 2014. See Note 7, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2014 and 2013. We continue to provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru, Mexico and Brazil. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

  We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During 2014 we recorded $20,000 of mineral property impairments related to our Pachuca property in Mexico compared to 2013 when we recorded $13,000 of mineral property impairments related to our Cerro Azul and Atico properties in Peru and our Jaripo property in Mexico.

  (d). Liquidity and Capital Resources

  Short-term debt

  UBS secured line of credit margin loans

  At December 31, 2013 we have a balance of $802,000 related to a short-term secured credit margin loan with UBS Bank, USA ("UBS Bank") secured by our holdings of Kinross common stock. During 2014 we borrowed an additional $100,000 on the secured credit margin loan prior to paying off the entire balance of $906,000, including $4,000 of interest. We used the short-term credit margin loans as an alternative source of capital to selling our Kinross stock. We have no balance remaining on our short-term margin loan from UBS Bank at December 31, 2014 and have terminated our margin loan agreement with UBS. We do not anticipate we will borrow money using short-term margin loans in the near future. Solitario incurred interest costs related to the UBS credit line of $4,000 and $22,000, respectively, for the years ended December 31, 2014 and 2013

  We anticipate the proceeds from the sale of Kinross common stock sold during 2014 will not exceed our anticipated United States tax deductible expenses, and accordingly, we do not anticipate having any currently payable United States income taxes for 2014. Our use of short-term borrowing is not considered critical to our liquidity, capital resources or credit risk strategies. We consider the use of short-term borrowing as a component of our overall strategy to potentially maximize our after-tax returns on the sale of our investment in Kinross stock.

  RMB Facility Agreement

  On August 10, 2012, we entered into a Facility Agreement with RMBAH and RMBR. Under the Facility Agreement, we were permitted to borrow up to $5,000,000 from RMBAH at any time during the 24 month period commencing on August 21, 2012, the date of initial funding (the “Availability Period”), On August 11, 2014 we borrowed $1,500,000 to bring our total borrowing under the RMB Loan to $5,000,000. We may not borrow any further funds from the Facility Agreement. The RMB Loan is due in August 2015. We currently do not have sufficient liquidity to repay the RMB Loan when due as discussed above under “Business overview and summary.” We recorded $558,000 of deferred offering cost in 2012 upon entering into the Facility Agreement. The deferred offering costs are recorded in other assets and are being amortized on a straight-line basis to interest expense over 36 months, the term of the Facility Agreement. We have recorded deferred offering costs of $126,000 and $322,000, respectively as of December 31, 2014 and 2013 in other assets. We borrowed $2,000,000 during 2013 and the outstanding principal balance of the RMB Loan was $3,500,000 at December 31, 2013.

  The RMB Loan matures on the earlier to occur of (i) 36 months from the date of initial funding or (ii) the date on which financing is made available to MH-LLC for purposes of placing the Mt. Hamilton project into commercial production. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. All proceeds from the RMB Loan are deposited in a proceeds account (the “Proceeds Account”) and are recorded as restricted cash until disbursed in accordance with the Facility Agreement. Pursuant to the Facility Agreement, funds may only be disbursed from the Proceeds Account for approved expenditures, including (i) exploration and development activities at the Mt. Hamilton project, ongoing earn-in payments at MH-LLC, general corporate purposes as set forth in a project and corporate budget approved by RMBAH and (iv) any other purpose approved by RMBAH. As of December 31, 2014 there was no cash balance in the Proceeds Account. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on our 80% interest in MH-LLC as well as a general security interest in our remaining assets.

  RMB Warrants

  Pursuant to the Facility Agreement, we issued 1,624,748 warrants to RMBAH (the “RMB Warrants”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. We recorded a discount to the RMB Loan for the fair value of the RMB Warrants of $650,000 as of August 21, 2012, based upon a Black-Scholes model using a 36-month life, volatility of 62%, and a risk-free interest rate of 0.39%. We are amortizing this discount on a straight-line basis to interest expense over the three-year term of the RMB Loan and the remaining unamortized warrant discount was $139,000 and $356,000, respectively, as of December 31, 2014 and 2013.

  The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Short-term Debt(1)
Beginning balance January 1, 2013	$1,500	$(573)	927
Borrowing	2,000	—	2,000
Amortization of discount to interest cost	—	217	217
Ending balance December 31, 2013 (1)	$3,500	$(356)	$3,144
Borrowing	1,500	—	1,500
Amortization of discount to interest cost	—	217	217
Ending balance December 31, 2014	$5,000	$(139)	$4,861
(1)	Prior to August 21, 2014, the RMB Loan was recorded as long-term debt.

  The following table details the interest costs associated with the RMB Loan:

(in thousands)	Year ended December 31,
	2014	2013
Interest expense paid in cash	$217	$165
Amortization of the RMB Warrants discount	217	217
Amortization of RMB deferred offering costs	195	195
Total interest related to the RMB Loan	$629	$577

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

  On November 22, 2013, we entered into the second amendment to the MH-Agreement whereby we subscribed for 13,571,354 shares of Ely common stock for $1,300,000 and, pursuant to the Letter Agreement Ely, used the funds to fully pay off the Augusta long-term debt. We recorded a gain on early retirement of debt of $313,000 during 2013 as a result of the payoff of the Augusta long-term debt.

  In April 2013, Ely exercised its right to reduce to $500,000 Solitario’s required subscription of $750,000 for Ely common stock, funds from which Ely was required to pay the June 1, 2013 payment due to Augusta. Ely agreed to pay the remaining $250,000 due to Augusta from its own funds, for a total payment of $750,000 which was done in June 2013. As a result, we received 5,131,150 shares of Ely common stock and recorded the fair market value of the Ely stock received as marketable equity securities and an increase in additional paid-in-capital. Ely’s payment of the $250,000 portion of the Augusta debt was recorded as an increase in noncontrolling interest in the equity section of Solitario’s balance sheet and is shown as a noncontrolling interest contribution, net as well as a repayment of long-term debt in the statement of cash flows.

  During 2013 we recorded $127,000 for accretion of interest related to the Augusta long-term debt and paid $2,050,000, including the contribution of $250,000 from noncontrolling interest, discussed above and $750,000, respectively, in cash on the long-term note. All interest accreted on the Augusta long-term debt during 2013 was capitalized to mineral property. See Note 2, “Mineral Properties,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data.”

  Joint venture and delay rental payments

  In the past, we have financed our activities through the sale of our properties, joint venture arrangements, and the sale of our securities and from the sale of our marketable equity securities. We received joint venture payments of $200,000, during both 2014 and 2013 related to delay rental payments on our Bongará project from Votorantim Metais Cajamarquilla, S.A., a wholly-owned subsidiary of Votorantim Metais (both companies referred to as “Votorantim”), our joint venture partner. In addition, we received a $100,000 delay rental payment, on our Mercurio project in Brazil from Brazil Resources, Inc., our joint venture partner during 2013. Receipts from joint venture payments previously occurred on an infrequent basis. Per our agreements with both Votorantim on our Bongará project and Brazil Resources, Inc. on our Mercurio project, the joint venture partners may terminate the agreements at any time, and will not be required to make further delay rental payments if they terminate the agreements. Subsequent to December 31, 2014, Votorantim provided notice to us that it had made all required minimum expenditures at our Bongará project and per the joint venture agreement, is not required to make any further delay rental payments. Brazil Resources, Inc. will be required to make one additional joint venture payment of $650,000 to us on our Mercurio project upon the grant of a mining concession over an existing exploration concession at Mercurio by the Brazilian National Department of Mineral Processing (“DNPM”). Brazilian Resources, Inc. has applied to the DNPM for this mining concession; however there is no assurance that the DNPM will grant the concession, nor can there be any assurance that Brazilian Resources, Inc. will not drop the exploration concession prior to the receipt of the mining concession, in which case no further payments will be required to be paid to us. We have not budgeted the receipt of any joint venture or delay rental payments for 2015 and expect that future revenues from joint venture payments and from the sale of properties, if any, would occur on an infrequent basis.

  Sale of mineral property

  During 2012, MH-LLC completed the sale of a 2.4% net smelter returns royalty (“NSR”) on the Mt. Hamilton project to Sandstorm for $10,000,000. MH-LLC received an upfront payment of $6,000,000 upon signing the agreement and received $4,000,000 on January 15, 2013, which we recorded as a current asset as of December 31, 2012. See Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of the Sandstorm royalty sale. Previously a significant sale of mineral properties occurred in 2000 when we sold our interest in our Yanacocha property in Peru for $6,000,000 in cash. Any sales of property, whether as a royalty, gold-stream or outright sale will also occur in the future, if at all, on an infrequent basis.

  MH Agreement

  During 2013, MH-LLC distributed $250,000 to its members in proportion to their interests. We received $200,000 from this distribution which was eliminated in consolidation. In addition, as part of the second amendment to the MH Agreement, Solitario and DHI agreed to modify our payment obligation of US$250,000 and 50,000 shares of our common stock due to DHI on August 21, 2014 as previously contemplated under the terms of the MH Agreement to a payment of 327,000 shares of our common which was paid on December 20, 2013. Our last required cash and stock payment to DHI pursuant to the MH-Agreement, as amended, of US$250,000 and 50,000 shares of our common stock was paid in February 2014. As of December 31, 2014 we have no remaining payments due to DHI under the terms of the MH Agreement, as amended.

  Investment in marketable equity securities

  Our investments in marketable equity securities are based upon market quotes on the NYSE MKT and the Toronto Stock Exchange (“TSX”). At December 31, 2014, we have classified $2,308,000 of our marketable equity securities as a short-term asset. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the year ended December 31, 2014, we recorded a loss in other comprehensive income on marketable equity securities of $1,580,000, and recorded a valuation allowance equal to the related deferred tax expense. See Note 7, “Income Taxes” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of the income taxes related to other comprehensive income.

  Kinross common stock

  Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At December 31, 2014 and 2013, we owned 480,000 and 600,000 shares of Kinross common stock, respectively. The Kinross shares are recorded at their fair market value at December 31, 2013 and 2012 of $1,354,000 and 2,628,000, respectively.

  During 2014 we sold 120,000 shares of Kinross common stock for proceeds of $556,000 and recorded a gain on sale of Kinross of $472,000 in the consolidated statement of operations. During 2013 we sold 70,000 shares of Kinross common stock for proceeds of $358,000 and recorded a gain on sale of those shares of $308,000 in the consolidated statement of operations. The gain on sale was transferred; less related deferred tax expense, from previously unrealized gain on marketable equity securities in other comprehensive income. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock varied from a high of $5.37 per share to a low of $2.00 per share during the year ended December 31, 2014.

  Ely common stock

  During 2013 we sold 6,303,563 shares of Ely for gross proceeds of $481,000 and recorded a loss on sale of marketable equity securities of $166,000 in the consolidated statement of operations. The loss on sale was transferred; less related deferred tax expense, from previously unrealized gain on marketable equity securities in other comprehensive income. As part of the Letter Agreement, discussed above, we received 13,571,354 shares of Ely common stock. As of December 31, 2014 we own 15,732,274 shares of Ely common stock, representing approximately 19.5% of the outstanding shares of Ely that are recorded at their fair market value of $946,000 at December 31, 2014. We have classified our holdings of Ely common stock as marketable equity shares available for sale and gains and losses on our holdings of Ely are recorded in other comprehensive income in the shareholders’ equity section of our consolidated balance sheet.

  Other common stock

  We also own 430,000 shares of TNR Gold Corp. that are recorded at their fair market value of $4,000 at December 31, 2014 and 250,000 shares of International Lithium Corporation that are recorded at their fair market of $4,000 at December 31, 2014.

  Working capital

  We had negative working capital of $1,987,000 at December 31, 2014 compared to $2,531,000 at December 31, 2013. Our negative working capital is primarily related to the our obligation to repay the RMB Loan of $5,000,000 on August 21, 2014, which is in excess of our remaining working capital which primarily consists of our cash and equivalents and our investment in 480,000 shares of Kinross common stock of $1,354,000, our investment in 15,732,274 shares of Ely common stock all of which are available for sale in the next year as needed for working capital, less our accounts payable of $342,000. We currently do not have sufficient liquidity to repay the RMB loan when due. Our management is currently in discussions to refinance the RMB Loan or to raise additional funds to from the sale of common shares, additional borrowing or the sale of assets to facilitate the payment of the RMB loan. There is no assurance that we will be able to refinance the RMB Loan or raise sufficient funds on acceptable terms. If we are not able to raise sufficient funds or refinance the RMB Loan, RMBAH has the right to foreclose on the RMB Loan and liquidate our assets to satisfy the balance due on the RMB Loan.

  Cash and cash equivalents were $869,000 as of December 31, 2014 compared to $2,092,000 as of December 31, 2013. As of December 31, 2014, our cash balances along with our investment in marketable equity securities are not adequate to fund our expected expenditures over the next year, including our planned 2014 development and payment obligations related to MH-LLC and the Mt. Hamilton project. See Note 1, “Basis of Presentation” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of our plan to meet our obligations during the coming year.

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

  Sale of our common stock

  On February 28, 2014, we sold 1,600,000 shares of our common stock in a private placement at a price of $1.05 per share for total proceeds of $1,680,000 (the “2014 Offering”). We paid a finder’s fee of $50,000 in connection with the 2014 Offering. The 2014 Offering was unanimously approved by our Board of Directors.

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

  Any future sale of our common stock, if any, would be dependent on a number of factors including the market price of our stock, the availability of investors, our ability to meet necessary regulatory requirements, including possible registration of the shares to be sold with the United States Securities and Exchange Commission among other things, and there can be no assurance that any of the necessary requirements will be in place.

  Stock-based compensation plans

  2013 Plan

  During the year ended December 31, 2014 we issued restricted stock units (RSU’s) from the 2014 Plan for a total of 50,562 shares that vested upon grant and were issued as shares to two employees as part of their severance pay upon the employees’ termination from Solitario. We recorded a credit to additional paid-in-capital of $45,000 on the date of issuance of the shares from the 2013 Plan. During the year ended December 31, 2013 we granted options for 120,000 shares at an exercise price of $1.14 and options for 1,280,000 shares at an exercise price of $0.94 per share. The options vest 25% on date of grant and 25% on the next three anniversary dates. There were no options exercised from the 2013 Plan during 2014 or 2013.

  2006 Plan

  On January 28, 2014, holders of option awards from the 2006 Plan agreed to the cancellation of an aggregate of 1,797,000 options having an option price of Cdn$2.40 and an expiration date of May 5, 2015 to allow Solitario to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards. On August 15, 2014 we granted options for 1,990,000 shares exercisable at Cdn$1.60 per share, with a five-year life that vest 25% on date of grant and 25% on the next three anniversary dates. The options had a grant-date fair value of $1,618,000, based upon a Black-Scholes model using an expected volatility of 66% and a risk free interest rate of 1.6%. There were no options exercised from the 2006 Plan during 2014. During the year ended December 31, 2013, options for 117,500 shares were exercised from the 2006 Plan for cash proceeds of $184,000. During 2013 there were no shares exercised or granted from the 2006 Plan.

  We do not expect any of our vested options from the either the 2006 Plan or the 2013 Plan will be exercised during 2015. See Note 11, “Employee Stock Compensation Plans” to the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” for a summary of the activity for stock options outstanding under the 2006 Plan and the 2013 Plan as of December 31, 2014.

  Off-balance sheet arrangements

  As of December 31, 2014 and 2013, we have no off-balance sheet arrangements.

  (e). Cash Flows

  Net cash used in operations during the year ended December 31, 2014 decreased to $1,610,000 compared to $2,237,000 for 2013 primarily as a result of (i) a decrease in exploration expenses to $279,000 in 2014 compared to $797,000 in 2013 as a result of the reduced activity South America and Mexico during 2014 compared to 2013 and (ii) a decrease in non-stock option general and administrative costs to $1,398,000 during 2014 compared to $1,824,000 during 2013, both of which are discussed in more detail above in “Results of Operations.”

  Net cash (used in) provided from investing activities decreased to a use of $(1,691,000) during 2014 from net cash provided of $2,517,000 during 2013 primarily related to (i) no proceeds from the Sandstorm sale during 2014 compared to $4,000,000 in proceeds during 2013, discussed above, and (ii) a reduction in proceeds from the sale of marketable equity securities to $556,000 during 2014 compared to $839,000 during 2013, also discussed above. This decrease was partially offset by (i) a decrease in the capitalization of expenditures for additions to mineral properties, primarily at Mt. Hamilton, as discussed above, to $1,960,000 during 2014 compared to $2,173,000 during 2013.

  Net cash provided from financing activities increased to $2,078,000 provided during 2014 compared to $1,196,000 during 2013. The primary reasons for the increase in cash provided from financing activities in 2014 was related to (i) net borrowing on long-term debt of $1,500,000 from the RMB Loan during 2014 compared to net repayments of long-term debt of $50,000 during 2013, which encompassed the borrowing of $2,000,000 on the RMB Loan and the repayment of the Augusta long-term debt of $2,050,000. These increases in cash provided from financing activities during 2014 compared to 2013 was partially offset by an increase in the net payments of short-term debt of $802,000 during 2014 compared to net repayments of $698,000 during 2013; (ii) a reduction in cash received from the issuance of common stock to $1,630,000 during 2014 compared to $2,060,000 during 2013; and (iii) cash received from the exercise of options of $184,000 during 2013 with no similar item during 2014.

  (f). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

  Development Activities

  With the completion of the Feasibility Study on February 22, 2012, we entered the development stage of the Mt. Hamilton project. The development of the Mt. Hamilton project, if it occurs, will entail a significant initial capital investment, which is estimated in the Updated Feasibility Study to be approximately $91.7 million. We currently do not have the funds for the estimated $91.79 million initial capital investment to develop the Mt. Hamilton project and there can be no assurance that the funds to complete the development of Mt. Hamilton will not be higher than is estimated in the Updated Feasibility Study. As a result, the funding for the full development will require significant additional capital which we anticipate may, in part, come from the joint venture of the project, as well as liquidation of our investment in Kinross, additional potential issuance of our common stock, equipment leasing, or debt and commodity stream financing, none of which is currently in place. We cannot provide any assurance that such capital will be available in sufficient amounts, if at all. If we develop the Mt. Hamilton deposit, we will be responsible for reclamation at the completion of mining. In addition we are required to make certain annual claim payments on our mineral property at Mt. Hamilton and make payments to certain other underlying leaseholders at Mt. Hamilton to maintain our ownership of MH-LLC and the Mt. Hamilton project. Our 2015 Mt. Hamilton mineral property payments, which include a $300,000 prepaid royalty payment, are estimated to be approximately $735,000. These obligations are detailed below under “Contractual Obligations.” If we fail to make any of these payments we may lose some or all of our interest in MH-LLC and/or the Mt. Hamilton project.

  Exploration Activities

  A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2014 mineral and surface property rental and option payments included in exploration expense, were $29,000. Our 2015 net exploration property rentals and option payments for properties we own or operate, which exclude Mt. Hamilton mineral property payments discussed above, are estimated to be approximately $541,000. Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf, or reimburse us approximately $517,000 of these annual payments. These obligations are detailed below under “Contractual Obligations.” In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

  Environmental Compliance

  We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures, and have not had a material effect on our financial position. For the years ended December 31, 2014 and 2013, we have not capitalized any costs related to environmental control facilities. We do not anticipate our non-Mt. Hamilton project exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

  Potential Mt. Hamilton project development activities will increase our environmental expenditures in the event we complete the development of the Mt. Hamilton project, which entails among other things, building a mine, building and operating an open pit, an ore processing plant and leach pads and other similar activities. Prior to construction and the completion of mining development activities, substantial reclamation and mine closure bonds and similar financial assurances must be given to the federal and state regulatory agencies and maintained through the life of the project until closure. The requirements to fund these development and operating financial assurances are dependent on, among other things, receiving required permits and obtaining necessary financing. None of which are in place currently; please see “Risk Factors” in Item 1A of Part I, above. We anticipate the majority of our activities during 2015 at our Mt. Hamilton project will relate to obtaining required financing to develop the project. With the exception of any potential Mt. Hamilton project construction activities, we do not expect any material additional environmental exposures or required environmental remediation expenditures within the next year.

  Contractual Obligations

  The following table provides an analysis of our contractual obligations at December 31, 2014:

(in thousands)	As of December 31, 2014 Payments due by period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations	$ 30	$ 30	$ -	$ -	$ -
Land Holding Costs (1)	23	23	-	-	-
Mt. Hamilton land holding costs (2)	855	435	168	168	84
Mt. Hamilton advance royalty and royalty buy-down payments (3)(4)	6,800	300	5,600	600	300
RMB Loan long-term debt (5)	5,000	5,000	-	-	-
Total	$12,708	$5,788	$5,768	$768	$384

  (1) Excluding Mt. Hamilton, discussed below, our other land holding contractual obligations, net of expected joint venture reimbursements of $517,000. Our non-Mt. Hamilton land holding agreements are generally cancelable at our option and this amount includes all required net land payments for the next 12 months to maintain our existing mineral properties.

  (2) Mt. Hamilton land holding costs have been shown through 2020 and include $45,000 of annual unpatented mining claim fees, required lease and option payments of $190,000 and $200,000 due in 2015, minimum cash stand-by royalty and land payments and required minimum royalty payments of 33 ounces of gold per year in 2016 through 2020, valued at $1,183 per ounce, the closing price of an ounce of gold at December 31, 2014, quoted on kitco.com.

  (3) Pursuant to the MH Agreement, we have agreed to (i) buy down the existing 6% net smelter return (“NSR”) royalty to a2.75% NSR royalty by paying the underlying royalty holder $3,500,000 on or before commercial completion of the Mt. Hamilton project, which we have estimated the payment to be due on or before December 31, 206 for the purposes of this schedule only, and we are further required to pay an additional $1,500,000 on or before one year after commercial completion to buy down the royalty from a 2.75% NSR to a 1.0% NSR . The actual date of commercial completion is not currently known and is dependent upon obtaining permits, financing and other factors, none of which are currently in place and may be delayed for a number of reasons beyond our control. Please see “Risk Factors”, above. If we fail to make any of the payments for the annual advanced royalty payments discussed below or fail to pay down the existing royalty, discussed herein, our interest in MH-LLC will be reduced to 49% and DHI’s interest will be increased to 51%.

  (4) The minimum annual advance royalty payments of $300,000 per year have been included in this table through December 2020.

  (5) The RMB Loan is a three year term loan and is estimated to be paid in full for the purpose of this schedule on or before August 2015.

  (g). Mt Hamilton Joint Venture

  The Mt. Hamilton gold property, located in east-central Nevada, is currently the most important project in the Company and we expect that in 2015 we will primarily focus on its further development or other transactions or arrangements to monetize all or a part of our interest in that project. With the completion of the Feasibility Study in February 2012, we earned an 80% interest in the property. It is our only property with proven and probable reserves. Our initial participation in the Mt. Hamilton property began in August 2010, when we signed a Letter of Intent (“LOI”) with Ely to earn up to an 80% interest. In December 2010, we entered into the definitive MH Agreement with DHI, a wholly owned subsidiary of Ely, with respect to MH-LLC, the limited liability company that holds the Mt. Hamilton project assets. During 2014 we completed the bulk or our permitting efforts, including the approval of the Environmental Assessment by the United States Forest Service. We also completed the Updated Feasibility Study in October 2014. During 2013, Solitario, Ely and DHI revised the LOI to clarify the timing and pricing of the payments due to Ely as a result of the early termination of the Augusta debt, as further described above in recent developments. See also Note 2, “Mineral Properties” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

  We are the manager of all project activities. Our focus for 2015 is to complete environmental permitting for the project and arrange financing and or joint venture for the project in order to put the project into production. The only major permit left to allow for the construction of Mt. Hamilton facilities is an Air Quality permit from the State of Nevada, which is expected prior to the end of the second quarter 2015. Additional engineering studies will also be undertaken. No exploration activities are planned for 2015 at Mt. Hamilton. There can be no assurance as to when the Mt. Hamilton project financing will be completed as it is dependent on a number of factors over which we have no control. Other planned activities for 2015 include other limited engineering and project management in support of a positive development and construction decision. Our 2015 exploration and development expenditure budget is approximately $846,000, which includes approximately $732,000 for development costs related to Mt. Hamilton. In addition we anticipate we will spend approximately $735,000 for claim payments, payments on leases to landowners and advance minimum royalty payments.

  (h). Exploration Joint Ventures, Royalty and other properties

  The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2014. Please also see Note 2 “Mineral Properties” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

  Bongará

  The Bongará project is an advanced-stage high-grade zinc project in Peru. Based on extensive exploration and development work conducted to date, we believe the property has excellent potential to be developed into a mine over the next several years. In August 2006 we signed a Letter Agreement with Votorantim Metais (“Votorantim”), granting Votorantim the right to earn up to a 70% interest in the project by meeting certain spending and development milestones. During 2015, Votorantim announced the transfer of the Bongará project to Compania Minera Milpo S.A.A (“Milpo”), an affiliate of Votorantim. Milpo has assumed all of the development responsibilities of Votorantim, which owns 51% of Milpo. The Bongará project hosts the Florida Canyon zinc deposit, where high-grade zinc mineralization has been encountered in drill holes over an area approximately 2.5 kilometers by 1.3 kilometers in dimension.

  Milpo is funding and managing all work conducted on the project. Work in 2015 will focus on activities necessary to complete a prefeasibility study and then to transition to feasibility-level work for 2016. Another 8 kilometers of road is also scheduled to be completed in 2015. Permitting and social development activities with surrounding communities will also continue throughout 2015.

  Pedra Branca

  The Pedra Branca project is an advanced-stage project in which we are exploring for platinum and palladium (“PGM”) in Brazil. Several well mineralized bodies containing strong values of PGM’s have been delineated by drilling. The property is 100% owned by PBM. Our joint venture partner, Anglo Platinum (“Anglo”), owns 51% of PBM and is funding, through PBM, all work conducted on the project. We hold a 49% interest in PBM. We deconsolidated PBM during 2010 and record our share of any exploration expense as our equity interest in the gains and losses of PBM against its investment in PBM. As part of the Shareholders Agreement, Anglo is the manager of the project and is paid a management fee of 5% of the incurred costs at PBM. During 2014 we recorded $153,000 of loss on equity method investment and As of December 31, 2014, we have no remaining investment in PBM. See Note 2 “Mineral Property” in to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional discussion of PBM and the Pedra Branca project.

  Anglo completed the 2014 exploration program and placed the Pedra Branca project on care and maintenance for 2015 and will look to joint venture the project.

  Yanacocha Royalty Property

  The 61,000-hectare Yanacocha royalty property is located in northern Peru immediately north of Newmont Mining-Buenaventura's Minera Yanacocha Mine, the largest gold mine in South America. We acquired the property in 1993 and sold it to Newmont in 2000 for $6.0 million and we retained a net smelter return ("NSR") royalty on the property. We consider the property to be an early-stage exploration property, but believe it has good potential to host gold mineralization. We will not receive any royalties from Yanacocha until such any time as Newmont develops and places into operation a mine on the properties covered by our royalty. Accordingly, we cannot predict revenue from our royalty in the near future, if ever.

  Mercurio (Suribim) Royalty Property

  The Mercurio gold property is located in Para State in Northern Brazil. November 2013, we agreed to transfer its rights to the property to Brazilian Resources Inc. (“BRI”) subject to a NSR Royalty due us of 1.5% on the first 2 million ounces of gold produced at Mercurio and 2.0% on all ounces of gold produced over 2 million ounces of gold, providing that BRI make certain payments and complete certain exploration commitments. As of December 31, 2014, one remaining joint venture payment of $650,000 is due upon the grant of a mining concession over an existing exploration concession at Mercurio by the DNPM. BRI has applied to the DNPM for this mining concession; however there is no assurance that the DNPM will grant the concession, nor can there be any assurance that Brazilian Resources, Inc. will not drop the exploration concession prior to the receipt of the mining concession, in which case no further payments will be required to be paid to us. We have not budgeted the receipt of any joint venture or delay rental payments for 2015 and expect that future revenues from joint venture payments and from the sale of properties, if any, would occur on an infrequent basis. Until such any time as BRI develops and places into operation a mine on the properties covered by our royalty we cannot predict revenue from our royalty in the near future, if ever. BRI refers to the project as the Surubim project.

  Other Properties

  We have significantly reduced activities in Peru and Mexico and have budgeted 2015expenditures of $114,000 for exploration on our other properties in Peru and Mexico that are not subject to joint venture and have terminated our Latin American employees. We will carry on limited exploration activities during 2015 by utilizing contract geologists and have placed our current properties on care and maintenance.

  (i). Discontinued Projects

  During 2014, Solitario recorded $20,000 of mineral property write-downs related to its Pachuca exploration project in Mexico. During 2013 we abandoned our Cerro Azul and Atico properties in Peru and our Jaripo property in Mexico and recorded $13,000 of mineral property impairments.

  (j). Significant Accounting Policies

  See Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8 “Financial Statements and Supplementary Data” for a discussion of our Significant Accounting Policies.

  (k). Related Party Transactions

  On July 26, 2013, we sold 2,451,892 shares of Solitario common stock in the Offering at a price of $0.84 per share for total proceeds of $2,060,000. The Offering was unanimously approved by our Board of Directors and, as part of the Offering insiders subscribed for and acquired 606,665 Insider Shares for a total purchase of $510,000. The offer and sale of the Insider Shares was unanimously approved by the Audit Committee of the Board of Directors. All shares in the Offering were offered and sold on the same terms and conditions.

  (l). Recent Accounting Pronouncements

  See Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8 “Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Smaller reporting companies are not required to provide the information required by this item.

  Item 8. Financial Statements and Supplementary Data

44

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders

  Solitario Exploration & Royalty Corp.

  Wheat Ridge, Colorado

  We have audited the accompanying consolidated balance sheets of Solitario Exploration & Royalty Corp. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient liquidity to pay a loan maturing in 2015 raising substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  EKS&H LLLP

  March 27, 2015

  Denver, Colorado

  SOLITARIO EXPLORATION & ROYALTY CORP.

  CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share amounts)	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$869	$2,092
Investments in marketable equity securities, at fair value	2,308	1,577
Prepaid expenses and other	40	115
Total current assets	3,217	3,784

Mineral properties	14,660	12,098
Investments in marketable equity securities, at fair value	—	2,396
Equity method investment	—	153
Other assets	1,163	1,069
Total assets	$19,040	$19,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$343	$367
Current portion long-term debt, net of discount	4,861	—
Short-term margin loan	—	802
Other	—	84
Total current liabilities	5,204	1,253

Long-term debt, net of discount	—	3,144

Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	55	140

Commitments and contingencies (Notes 2 and 9)

Shareholders’ Equity:
Solitario shareholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2014 and 2013)	—	—
Common stock, $0.01 par value, authorized, 100,000,000 shares (39,247,689 and 37,512,127 , respectively, shares issued and outstanding at December 31, 2014 and 2013)	393	375
Additional paid-in capital	54,512	51,963
Accumulated deficit	(46,563)	(44,730)
Accumulated other comprehensive (loss) income	(1,120)	460
Total Solitario shareholders’ equity	7,222	8,068
Noncontrolling interest	(441)	(105)
Total shareholders' equity	6,781	7,963
Total liabilities and shareholders' equity	$19,040	$19,500

  See Notes to Consolidated Financial Statements.

  SOLITARIO EXPLORATION & ROYALTY CORP.

  CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands of U.S. Dollars, except per share amounts)	For the year ended December 31,
	2014	2013

Property and joint venture revenue
Joint venture property payments	$200	$300

Costs, expenses and other:
Exploration expense	279	797
Depreciation and amortization	13	26
General and administrative	2,176	2,244
Gain on derivative instruments	(39)	(90)
Property abandonment and impairment	20	13
Gain on sale of assets	(1)	(11)
Interest expense and dividend income (net)	(1)	(57)
Total costs, expenses and other	2,447	2,922
Other Income (expense)
Gain on sale of marketable equity securities	472	142
Gain on warrant liability	85	998
Gain on early termination of debt	—	313
Equity in net loss of equity method investment	(153)	(1,012)
Total other income (expense)	404	441
Loss before income tax	(1,843)	(2,181)
Income tax benefit	—	176
Net loss	(1,843)	(2,005)
(Income) loss attributable to noncontrolling interest	10	(47)
Net loss attributable to Solitario shareholders	$(1,833)	$(2,052)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.05)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	38,967	35,743

  See Notes to Consolidated Financial Statements.

  SOLITARIO EXPLORATION & ROYALTY CORP.

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

  FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands of U.S. Dollars)	For the year ended December 31,
	2014	2013
Net loss for the period, before other comprehensive loss	$(1,843)	$(2,005)
Other comprehensive income (loss):
Unrealized loss on marketable equity securities, net of deferred taxes	(1,580)	(3,454)
Comprehensive loss	(3,423)	(5,459)
Loss (income) attributable to noncontrolling interests	10	(47)
Comprehensive loss attributable to Solitario shareholders	$(3,413)	$(5,506)

  See Notes to Consolidated Financial Statements

  SOLITARIO EXPLORATION & ROYALTY CORP.

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

		Solitario Shareholders’
(in thousands, of U.S. Dollars					Accumulated	Total
except share amounts)			Additional		Other	Solitario	Non-	Total
	Common Stock	Paid-in	Accumulated	Comprehensive	Shareholders’	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2012	34,479,958	345	47,107	(42,678)	3,914	8,688	529	9,217

Issuance of shares and $500 of cash to noncontrolling shareholder for future earn-in	427,777	4	377	—	—	381	(881)	(500)
Noncontrolling interest distribution (net)	—	—	—	—	—	—	(50)	(50)
Credit for payment to receive Ely shares as well as Augusta debt payment			1,800			1,800	250	2,050
Issuance of shares in private placement	2,451,892	25	2,035	—	—	2,060	—	2,060
Exercise of stock options	117,500	1	183	—	—	184	—	184
Stock option expense	—	—	420	—	—	420	—	420
Issuance of shares for mineral property	35,000	—	41	—	—	41	—	41
Net loss	—	—	—	(2,052)	—	(2,052)	47	(2,005)
Net unrealized (loss) on marketable equity securities (net of tax of $770)	—	—	—	—	(3,454)	(3,454)	—	(3,454)
Balance at December 31, 2013	37,512,127	$375	$51,963	$(44,730)	$460	$8,068	$(105)	$7,963

Issuance of shares from restricted stock grant	50,562	—	45	—	—	45	—	45
Issuance of shares and $250 of cash to noncontrolling shareholder for future earn-in	50,000	1	75	—	—	76	(326)	(250)
Issuance of shares in private placement	1,600,000	16	1,614	—	—	1,630	—	1,630
Stock option expense	—	—	778	—	—	778	—	778
Issuance of shares for mineral property	35,000	1	37	—	—	38	—	38
Net loss	—	—	—	(1,833)	—	(1,833)	(10)	(1,843)
Net unrealized (loss) on marketable equity securities (net of tax of $0)	—	—	—	—	(1,580)	(1,580)	—	(1,580)
Balance at December 31, 2014	39,247,689	$393	$54,512	$(46,563)	$(1,120)	$7,222	$(441)	$6,781

  See Notes to Consolidated Financial Statements.

  SOLITARIO EXPLORATION & ROYALTY CORP.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(in thousands of U.S. Dollars)	For the year ended December 31,
	2014	2013
Operating activities:
Net loss	$(1,843)	$(2,005)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on derivative instruments	(39)	(90)
Depreciation and amortization	13	26
Loss on equity method investment	153	1,012
Property abandonment and impairment	20	13
Employee stock option expense	778	420
Deferred income taxes	—	(176)
(Gain) loss on warrant liability	(85)	(998)
(Gain) on asset and equity security sales	(473)	(153)
(Gain) on early termination of debt	—	(313)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	75	78
Accounts payable and other current liabilities	(209)	(51)
Net cash (used in) operating activities	(1,610)	(2,237)

Investing activities:
Additions to mineral properties	(1,960)	(2,173)
Additions to other assets	(334)	(318)
Sale of derivative instrument, net	36	90
Proceeds from sale of marketable equity securities	556	839
Proceeds from sale of other assets	11	79
Proceeds from sale of mineral property	—	4,000
Net cash (used in) provided by investing activities	(1,691)	2,517

Financing activities:
Proceeds from issuance of debt, net	1,500	2,000
Proceeds from issuance of common stock , net	1,630	2,060
Short-term borrowing	100	2,300
Repayment of short-term borrowing	(902)	(2,998)
Payment to noncontrolling interest	(250)	(550)
Repayment of long-term debt	—	(2,050)
Proceeds from exercise of options	—	184
Noncontrolling interest contribution, net	—	250
Net cash provided by financing activities	2,078	1,196

Net (decrease) increase in cash and cash equivalents	(1,223)	1,476
Cash and cash equivalents, beginning of year	2,092	616
Cash and cash equivalents, end of year	$869	$2,092

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$220	$186

Supplemental disclosure of non-cash flow investing and financing activities:
Capitalized non-cash interest	$412	$540
Capitalized depreciation	$21	$30
Capitalized property payment included in accounts payable	$150	$—
Issuance of stock for mineral property	$38	$41
Issuance of stock from restricted stock grant	$45	$—
Issuance of stock to noncontrolling interest	$—	$381
Shares of Ely marketable equity securities received upon payment of Augusta debt	$—	$1,800

  See Notes to Consolidated Financial Statements.

  1. Business and Summary of Significant Accounting Policies:

  Business and company formation

   Solitario Exploration & Royalty Corp. (“Solitario”) is a development stage company at December 31, 2014 under Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”), with a focus on the development of the Mt. Hamilton gold project located in Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its Initial Public Offering. Solitario has been actively involved in mineral exploration since 1993. As further explained below in Note 2, “Mineral Properties”, in December 2010 Solitario signed the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (the “MH Agreement”) with DHI Minerals (U.S.) Ltd., (“DHI”) and formed Mt. Hamilton LLC (“MH-LLC”), the owner of the Mt. Hamilton project. DHI is a wholly-owned subsidiary of Ely Gold and Minerals, Inc. (“Ely”). Solitario may develop the Mt. Hamilton project or otherwise enter into an arrangement to monetize its interest in the project. However, Solitario has never developed a mineral property.

  In addition Solitario has a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves. Solitario has recorded revenue in the past from the sale of mineral property and joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties have not been a significant source of revenue and would occur, if at all, on an infrequent basis in the future.

  Basis of Presentation

  The accompanying financial statements have been prepared assuming Solitario will continue as a going concern. As of December 31, 2014 Solitario has a working capital deficit of $1,987,000. As explained in more detail in Note 4, “Short-term Debt,” Solitario entered into a facility agreement (the “Facility Agreement”) with RMB Australia Holdings Limited (“RMBAH”) and RMB Resources, Inc., a Delaware corporation (“RMBR”) whereby Solitario has borrowed $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”). The RMB Loan is due on August 20, 2015. Solitario currently does not have sufficient liquidity to repay the RMB Loan when due raising substantial doubt about its ability to continue as a going concern. Management is currently in discussions to refinance the RMB Loan or raise additional funds from the sale of common shares, additional borrowing or the sale of assets to facilitate the repayment of the RMB loan. There is no assurance that Solitario will be able to refinance the RMB loan or raise sufficient funds on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the RMB loan, Solitario will be in default if it is unable to repay the RMB loan when it is due on August 20, 2015. Should Solitario be in default, RMBAH has, among other rights, the right to foreclose on its security interest in certain assets of Solitario to satisfy its obligation.

  Financial reporting

  The consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries, controlled non-wholly-owned subsidiaries and its equity investment in Pedra Branca Mineracao, Ltd (“PBM”), which owns the Pedra Branca project in Brazil. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), and are expressed in US dollars.

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

  Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral properties, with significant emphasis on Mt. Hamilton and the recoverability of its investment as well as the recoverability of mineral exploration properties and their future exploration potential; (ii) the fair value of Solitario's stock option grants to employees; (iii) the ability of Solitario to realize its deferred tax assets; (iv) the current portion of Solitario's investment in marketable equity securities; (v) the fair value of Solitario’s liability for warrants Solitario granted to RMBAH upon entering into the Facility Agreement

  In performing its activities, Solitario has incurred certain costs for mineral properties. The recovery of these costs is ultimately dependent upon the sale of mineral property interests or the development of economically recoverable ore reserves and the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

  Cash equivalents

  Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of December 31, 2014 and 2013 Solitario had concentrations of cash and cash equivalents in excess of federally insured amounts and cash in foreign banks, which are not covered under the federal deposit insurance rules for the United States.

  Mineral properties

  Solitario expenses all exploration costs incurred on its mineral properties prior to the establishment of proven and probable reserves through the completion of a feasibility study. Initial acquisition costs of its mineral properties are capitalized. Solitario began capitalizing all of its development expenditures on its Mt. Hamilton project, subsequent to the completion of a feasibility study in 2012. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

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

  Fair value

  FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents, short-term margin loans and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's marketable equity securities and the Kinross calls are carried at their estimated fair value based on quoted market prices. See Note 9, “Fair Value of Financial Instruments” below.

  Marketable equity securities

  Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the Board of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes fair value are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in fair value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statements of operations.

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

  Equity method investments

  Solitario records its share of income or loss of unconsolidated subsidiaries where it has a significant influence over the unconsolidated subsidiary, under the equity method of accounting, as an increase or decrease in its investment in the unconsolidated subsidiary. Solitario accounts for its investment in Pedra Branca do Mineracao, Ltd. (“PBM”) under the equity method since July 2010, when Anglo Platinum Limited (“Anglo”) earned a 51% interest in PBM. Solitario elected not to record its investment in PBM at fair value after July 2010. See Note 2, “Mineral Properties” below.

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

  Accounting for uncertainty in income taxes

  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. These provisions of ASC 740 had no effect on Solitario's financial position or results of operations. See Note 7, “Income Taxes” below.

  Earnings per share

  The calculation of basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2014 and 2013. Potentially dilutive shares related to outstanding common stock options of 3,748,000 and 3,819,000 for the years ended December 31, 2014 and 2013, respectively, and RMB warrants of 1,624,748 for the years ended December 31, 2014 and 2013 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

  Employee stock compensation and incentive plans

  Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation”. See Note 11, “Employee Stock Compensation Plans” below.

  Recent accounting pronouncements

  In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations, or cash flows. If any event occurs in future periods that could affect the Company’s ability to continue as going concern, the Company will provide appropriate disclosures as required by ASU 2014-15.

  2. Mineral Properties:

  The following table details Solitario’s investment in Mineral Property:

(in thousands)	December 31,
	2014	2013
Development (United States)
Mt. Hamilton	$14,641	$12,059
Exploration
La Promesa (Peru)	5	5
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Mexico)	3	3
Pachuca (Mexico)	—	20
Total exploration	19	39
Total mineral property	$14,660	$12,098

  Mt. Hamilton

  MH-LLC joint venture of the Mt. Hamilton project

  In December 2010 Solitario signed the MH Agreement with DHI and formed MH-LLC, the owner of the Mt. Hamilton project. Pursuant to the MH Agreement, the fair value of the DHI contribution was valued at $3,000,000 for its 90% interest and MH-LLC assumed $3,066,000 for the fair value of the Augusta debt, discussed below in Note 6, “Long-term Debt.”

  On February 22, 2012, Solitario earned an 80% interest in MH-LLC as a result of the completion of a feasibility study on the Mt. Hamilton project (the “Feasibility Study”) prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). Solitario intends to develop the Mt. Hamilton project. In October 2014, Solitario completed an updated feasibility study on the Mt. Hamilton project (the “Updated Feasibility Study”).

  As of December 31, 2014, pursuant to the MH Agreement as amended, Solitario had no further cash or share payments due to DHI. Solitario has annual advance royalty payments due to the underlying leaseholder of $300,000 per year. In addition Solitario has the option of making $5,000,000 in royalty reduction payments whereby Solitario may reduce the current royalty due the underlying leaseholder by paying $3,500,000 at any time prior to commercial production at Mt. Hamilton, to reduce the current royalty from 6.0% to 2.75% and, if that payment is made by Solitario, an additional option to make a further royalty reduction payment of $1,500,000 at any time within one year of commercial production at Mt. Hamilton to reduce the then royalty at Mt. Hamilton from 2.75% to 1.0%. However if Solitario fails to make these payments to the underlying leaseholder, per the MH Agreement, Solitario’s interest in MH-LLC will be reduced from 80% to 49% with a corresponding increase in the DHI’s interest in MH-LLC.

  The MH Agreement provides that all costs for development at Mt. Hamilton after completion of the Feasibility Study will be shared by Solitario and DHI pro-rata. Upon completion of the Feasibility Study, DHI has the option of having Solitario contribute DHI’s share of costs through commercial completion as a loan, with such loan, plus interest at 8%, being repaid to Solitario from 80% of DHI’s share of distributions from MH-LLC. During 2012, Solitario loaned DHI $127,000 for its share of costs subsequent to the completion of the Feasibility Study. However, subsequently, DHI repaid Solitario $131,000 for the remaining balance due on the loan from Solitario, including interest, and has no balance due to Solitario as of December 31, 2014 or 2013.

  During 2013, MH-LLC distributed $250,000 to its members, Solitario and DHI, in proportion to their interests. Solitario received $200,000 from this distribution which was eliminated in consolidation.

  Sandstorm royalty sale

  In June 2012, MH-LLC completed the sale of a 2.4% net smelter royalty on its Mt. Hamilton project to Sandstorm for $10 million. MH-LLC received an upfront payment of $6 million upon signing the agreement and received $4 million on January 15, 2013. The Sandstorm royalty agreement provides that in the event Sandstorm does not receive $10 million in royalty proceeds by December 31, 2022, MH-LLC will make up any shortfall. As a result of this guarantee, Solitario deferred the gain on sale, until such time as the potential funding obligation under the guarantee is reduced or eliminated. Solitario reduced mineral property $3,000,000 and recorded a deferred gain as a long-term liability on the sale of the Sandstorm royalty of $7,000,000.

  As part of the Sandstorm agreement, MH-LLC has provided Sandstorm with a right of first refusal on any future royalty or gold stream financing for the Mt. Hamilton project. Pursuant to the Sandstorm agreement, Solitario is jointly and severally liable for all obligations of MH-LLC to Sandstorm.

  Capitalized costs

  Solitario has been capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study in February 2012. The following table details the capitalization during 2014 and 2013:

(in thousands)	Year ended December 31,
	2014	2013
Development expenditures	$1,678	$1,854
Capitalized interest	633	726
Property payments	250	174
Capitalized depreciation	21	30
Total capitalized costs	$2,582	$2,784

  Included in the property payments during 2014 and 2013 are the issuance of 35,000 common shares of Solitario with fair values of $38,000 and $41,000 issued to underlying leaseholders which were recorded as an increase to additional paid-in-capital. Solitario also capitalized $300,000 during each of 2014 and 2013 of advance royalty payments to the underlying leaseholder as long-term other assets. See Note 4, “Other Assets,” below.

  Exploration property

  Solitario's exploration mineral properties at December 31, 2014 consist of use rights related to its exploration properties, and the value of such assets is primarily driven by the nature and amount of economic mineral ore believed to be contained, or potentially contained, in such properties. The amounts capitalized as mineral properties include concession and lease or option acquisition costs. Capitalized costs related to a mineral property represent its fair value at the time it was acquired. At December 31, 2014, none of Solitario’s exploration properties have production (are operating) or contain proven or probable reserves. Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential. Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.

  In addition to its capitalized exploration properties, Solitario has an interest in its Bongará and Mercurio exploration concessions, which are currently subject to joint venture agreements where joint venture partners made payments to Solitario. Solitario records joint venture property payment revenue received in excess of capitalized costs and recorded $200,000 of joint venture property revenue on its Bongará project during 2014 and 2013 and recorded $100,000 of joint venture property revenue on its Mercurio project in Brazil during 2013. At December 31, 2014 and 2013, neither of these properties have any remaining capitalized costs.

  Solitario previously sold its mineral interests in its Yanacocha exploration projects and retained a royalty interest. Solitario has no capitalized costs related to its Yanacocha royalty interest.

  Pedra Branca

  Solitario accounts for its investment in PBM, the owner of the Pedra Branca project under the equity method of accounting. During 2014 and 2013 recorded a reduction of $153,000 and $1,012,000, respectively, in its equity method investment for Solitario’s share of the loss of PBM during 2014 and 2013. During 2014, Solitario’s equity investment in PBM was reduced to zero and Solitario is no longer recognizing its share of losses in PBM in the statement of operations. Solitario’s unrecognized losses related to its 49% interest in PBM at December 31, 2014 were $652,000. During the years ended December 31, 2014 and 2013, PBM had no revenues and reported a net operating loss of approximately $1,643,000 and $2,065,000, respectively.

  Discontinued projects

  During 2014, Solitario recorded $20,000 of mineral property write-downs related to its Pachuca exploration project in Mexico. During 2013, Solitario recorded $13,000 of mineral property write-downs related to its Cerro Azul and Atico properties in Peru and its Jaripo property in Mexico.

  Exploration Expense

  The following items comprised exploration expense:

	For the year ended December 31,
(in thousands)	2014	2013
Geologic and field expenses	$197	$311
Administrative	82	486
Total exploration expense	$279	$797

  3. Marketable Equity Securities

  Investment in Kinross

  Solitario has a significant investment in Kinross Gold Corporation (“Kinross”), which consisted of the following at December 31, 2014 and 2013:

(in thousands)	Year ended December 31,
	2014	2013
Shares	480	600
Fair value
Current assets	$1,354	$1,577
Long term assets	—	$1,051

  The current assets represent Solitario's estimate of the portion of marketable equity securities that will be liquidated within one year. Solitario sold the following shares of Kinross during 2014 and 2013:

(in thousands)	Year ended December 31,
	2014	2013
Shares sold	120	70
Proceeds	$556	$358
Gain on sale	$472	$308

  As of March 25, 2015, Solitario owns 480,000 shares of Kinross common stock which have a value of approximately $1.18 million based upon the market price of $2.46 per Kinross share. Solitario’s investment in Kinross common stock represents a significant concentration of assets, with the inherent risk that entails. Any significant fluctuation in the market value of Kinross common shares could have a material impact on Solitario’s liquidity and capital resources.

  Investment in Ely

  On November 22, 2013, Solitario subscribed for 13,571,354 shares of Ely common stock for $1,300,000 and, pursuant to a letter agreement between Solitario Ely and DHI (the “Letter Agreement”) whereby, Ely used the funds from the sale of their shares to fully pay off the Augusta Resources, Inc. (“Augusta”) long-term debt. Solitario recorded a gain on early retirement of debt of $313,000 during 2013 as a result of the payoff of the Augusta long-term debt.

  During 2013, prior to the subscription of the Ely shares discussed above, Solitario sold 6,303,563 shares of Ely common stock for proceeds of $481,000, recording a loss on sale of marketable equity securities of $166,000. Solitario received 3,333,333 of these shares in connection with the formation of MH-LLC during 2012 and received 2,070,230 of these shares in connection with the May 2013 payment of the Augusta long-term debt discussed below under “Long-term debt.”

  As of December 31, 2014 Solitario owns 15,732,274 shares of Ely common stock, representing approximately 19.5% of the outstanding shares of Ely with a fair value of $946,000. We have classified our holdings of Ely common stock as marketable equity shares available-for-sale and gains and losses on our holdings of Ely are recorded in accumulated other comprehensive income in the shareholders’ equity section of our Consolidated Balance Sheet.

  The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	December 31, 2014	December 31, 2013
Marketable equity securities at fair value	$2,308	$3,973
Cost	1,869	1,954
Accumulated other comprehensive income for unrealized holding gains	439	2,019
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(1,559)	(1,559)
Accumulated other comprehensive income	$(1,120)	$460

  The following table represents changes in marketable equity securities:

(in thousands)	Year ended December 31,
	2014	2013
Gross cash proceeds	$556	$839
Cost	84	697
Gross gain on sale included in earnings during the period	472	142
Deferred taxes on gross gain on sale included in earnings	—	(58)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(472)	(84)
Gross unrealized holding loss arising during the period included in other comprehensive loss.	(1,108)	(4,081)
Deferred taxes on unrealized holdings loss included in other comprehensive loss	384	1,582
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	(384)	(871)
Net unrealized holding gain (loss)	(1,108)	(3,370)
Other comprehensive income (loss) from marketable equity securities	$(1,580)	$(3,454)

  4. Other Assets:

  The following items comprised other assets:

(in thousands)	December 31,
	2014	2013
Deferred offering costs RMB Loan	$126	$322
Accumulated Mt. Hamilton advance royalty payments (1)	900	600
Furniture and Fixtures, net of accumulated depreciation	63	95
Exploration bonds and other assets	74	52
Total other assets	$1,163	$1,069
(1)	Total advanced royalty payments at Mt. Hamilton are $2,000,000 as of December 31, 2014. The capitalized advanced royalty payments here exclude advanced royalty payments totaling $1,100,000 incurred by Ely, prior to the formation of MH-LLC and by MH-LLC expensed prior to completion of the Feasibility Study.

  In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Short-term Debt,” below.

  5. Short-term Debt:

  RMB Facility Agreement

  On August 10, 2012, Solitario entered into the Facility Agreement with RMBAH, and RMBR whereby Solitario was permitted to borrow up to $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”) at any time during the 24 month period ending on August 21, 2014, (the “Availability Period”). On August 11, 2014 Solitario borrowed $1,500,000 to bring its total borrowing under the RMB Loan to $5,000,000. Solitario may not borrow any additional funds under the Facility Agreement. Solitario recorded $588,000 of deferred offering costs related to the Facility Agreement in long-term assets, which are being amortized over the 36 month life of the Facility Agreement on a straight-line basis. See Note 4, “Other Assets,” above. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the 1,624,748 warrants issued to RMBAH at the time Solitario entered into the Facility Agreement (the “RMB Warrants”) and recorded a debt discount of $650,000 for the fair value of the RMB warrants. The debt discount is being amortized to interest cost over 36 months, the term of the Facility Agreement. See Note 8, “Derivative Instruments,” below. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.23% at December 31, 2014. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

  Prior to August 21, 2014, the RMB Loan was classified as long-term debt in the consolidated balance sheet.

  The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance January 1, 2013	$1,500	$(573)	927
Borrowing	2,000	—	2,000
Amortization of discount to interest cost	—	217	217
Ending balance December 31, 2013	$3,500	$(356)	$3,144
Borrowing	1,500	—	1,500
Amortization of discount to interest cost	—	217	217
Ending balance December 31, 2014	$5,000	$(139)	$4,861

  Solitario recorded the following interest cost related to the RMB Loan:

(in thousands)	Year ended December 31,
	2014	2013
Interest paid in cash	$217	$165
Amortization of the RMB Warrants discount	217	217
Amortization of RMB deferred financing costs	196	196
Total interest expense related to the RMB Loan	$629	$578

  Solitario capitalized all of its interest incurred during 2013 to mineral property. See Note 2, “Mineral Properties,” above.

  UBS Short-term credit line

  During 2014 and 2013 Solitario had a secured credit line agreement with UBS Bank, USA (“UBS”), which was secured by all of Solitario’s assets held in its UBS brokerage account, consisting primarily of Kinross shares. The UBS secured line of credit carried an interest rate which floated based upon a base rate of 2.25% plus the one-month London Interbank Offered Rate (“LIBOR”) which averaged 0.16% during the period the UBS secured line of credit was outstanding during 2014. Solitario paid its entire balance owing on the UBS secured line of credit during 2014 and the secured line of credit was terminated.

  The following tables summarize Solitario’s short-term debt:

	December 31,
(in thousands)	2014	2013
UBS short-term credit line
Beginning balance	$802	$1,500
Borrowing	100	2,300
Repayments	(902)	(2,998)
Total short-term margin loans	—	802

(in thousands)	Year ended December 31,
	2014	2013
Interest UBS short-term credit line	$4	$22

  During 2014 and 2013 Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral Properties,” above.

  6. Long-term Debt:

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

  On November 22, 2013, Solitario subscribed for 13,571,354 shares of Ely common stock for $1,300,000 and, pursuant to the Letter Agreement, Ely used the funds from the sale of their shares to fully pay off the Augusta long-term debt. Solitario recorded a gain on early retirement of debt of $313,000 during 2013 as a result of the payoff of the Augusta long-term debt. As of December 31, 2013 Solitario has no remaining balance due or obligations related to the Augusta long-term debt.

  In April 2013, Ely exercised its right to reduce to $500,000 Solitario’s required subscription of $750,000 for Ely common stock, funds from which Ely was required to pay the June 1, 2013 payment due to Augusta. Ely agreed to pay the remaining $250,000 due to Augusta from its own funds, for a total payment of $750,000 which was done in June 2013. As a result, Solitario received 5,131,150 shares of Ely common stock and recorded the fair value of the Ely stock received as marketable equity securities and an increase in additional paid-in-capital. Ely’s payment of the $250,000 portion of the Augusta debt was recorded as an increase in noncontrolling interest in the equity section of Solitario’s balance sheet.

  During 2013 Solitario recorded $127,000 for accretion of interest related to the Augusta long-term debt and paid $1,800,000, in cash on the long-term note. All interest accreted on the Augusta long-term debt during 2013 was capitalized to mineral property. See Note 2, “Mineral Properties,” above.

  7. Income Taxes:

  Solitario's income tax benefit consists of the following as allocated between foreign and United States components:

(in thousands)	2014	2013
Current:
United States	$—	$5
Foreign	—	12
Deferred:
United States	—	(614)
Foreign	—	—
Operating loss and credit carryovers:
United States	—	421
Foreign	—	—
Income tax benefit	$—	$(176)

  Consolidated loss before income taxes includes losses from foreign operations of $262,000 and $1,564,000 in 2014 and 2013, respectively.

  See Note 1, “Business and Summary of Signifcant Accounting Policies for a detail of the deferred taxes associated with the sale of marketable equity securities and the deferred taxes associated with unrealized gains and losses associated with other comprehensive income related to marketable equity securities.

  The net deferred tax assets/liabilities in the December 31, 2014 and 2013 consolidated balance sheets include the following components:

(in thousands)	2014	2013
Deferred tax assets:
Loss carryovers	$11,168	$9,852
Deferred Gain	2,376	2,335
Stock option compensation expense	350	932
Royalty	1,387	1,363
Earnings in Unconsolidated Subsidiary	865	798
Severance	—	23
Other	105	107
Valuation allowance	(12,431)	(12,545)
Total deferred tax assets	3,820	2,865
Deferred tax liabilities:
Unrealized gain on derivative securities	238	160
MH-LLC investment	2,305	1,168
Exploration costs	845	845
Unrealized gains on marketable equity securities	152	688
Capitalized interest	277	—
Other	3	4
Total deferred tax liabilities	3,820	2,865
Net deferred tax liabilities	$—	$—

  A reconciliation of expected federal income taxes on income (loss) from operations at statutory rates, with the benefit for income taxes is as follows:

(in thousands)	2014	2013
Expected income tax benefit	$(627)	$(741)
Non-deductible foreign stock compensation expense	850	18
Foreign tax rate differences	(101)	31
State income tax	(146)	303
Change in valuation allowance	(5)	233
MH-LLC Investment	3	(16)
Permanent differences and other	26	(4)
Income tax benefit	$—	$(176)

  During 2014, the valuation allowance was increased primarily as a result of increases in Solitario US and foreign net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized. During 2013, the valuation allowance was increased primarily as a result of increases in Solitario foreign net operating loss carryforwards, for which it was more likely than not that the deferred tax benefit would not be realized, as well as a decrease in unrealized gains available to offset the future reversal of deferred tax assets.

  At December 31, 2014, Solitario has unused US federal Net Operating Loss ("NOL") carryovers of $4,421,000 which begin expiring in 2031and unused US State NOL carryovers of $5,968,000 which begin expiring in 2030. Solitario has foreign loss carryforwards for which Solitario has provided a full valuation allowance and which expire over various periods from five years to no expiration depending on the foreign jurisdiction.

  Solitario adopted the provisions ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that Solitario recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, Solitario performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740. The provisions of ASC 740 had no effect on Solitario’s financial position, cash flows or results of operations at December 31, 2014 or December 31, 2013, or for the years then ended as Solitario had no unrecognized tax benefits.

  Solitario and its subsidiaries are subject to the following material taxing jurisdictions: United States Federal, State of Colorado, Mexico, Peru and Brazil. Solitario’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. Solitario has no accrued interest or penalties related to uncertain tax positions as of December 31, 2014, or December 31, 2013 or for the years then ended.

  8. Derivative Instruments:

  RMB warrants

  Pursuant to the Facility Agreement, the Company issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock at an exercise price of $1.5387 for a term of 36 months, subject to standard anti-dilution adjustments. Solitario recorded a discount to the RMB Loan for the fair value of the RMB Warrants. Solitario is amortizing this discount on a straight-line basis to interest cost over the three-year term of the RMB Loan and as of December 31, 2014 the remaining unamortized warrant discount was $139,000.

  Solitario has recorded a liability for the fair value of the RMB Warrants based upon a Black-Scholes model and adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. The following tables summarize the RMB Warrants:

		Black Scholes model
	Warrant Liability (in thousands)	Life (months)	Stock price Per share	Volatility (%)	Risk- Free interest rate
Ending balance December 31, 2012	$1,138	32	1.68	62	0.35
Loss (gain) on warrant liability	(998)
Ending balance December 31, 2013	$ 140	20	0.85	55	0.38
Loss (gain) on warrant liability	(85)
Ending balance December 31, 2014	$ 55	8	0.92	57	0.19

  Covered call options

  From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has not designated its covered calls as hedging instruments as described in ASC 815, “Derivatives and Hedging,” and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During 2014 and 2013, Solitario recorded the following liabilities and gain or loss on derivative instruments related to Kinross covered call options:

(in thousands)	KGC February 2013 $11 call	KGC February 2014 $7 call	KGC February 2014 $8 call	KGC May 2014 $5 call	KGC May 2014 $6 call
Shares of Kinross	100	100	50	30	100
Ending liability balance December 31,2012	$3	$—	$—	$—	$—
Sale of call	—	55	35	—	—
(Gain) on derivative instrument	(3)	(53)	(34)	—	—
Ending liability balance December 31,2013	$—	$2	$1	$—	$—
Sale of call	—			16	20
(Gain) on derivative instrument	—	(2)	(1)	(16)	(20)
Ending liability balance December 31,2014	$—	$—	$—	$—	$—

  The following table provides the location and amount of the fair values of Solitario's derivative instruments presented in the consolidated balance sheet as of December 31, 2014 and 2013:

	Derivatives
(in thousands)	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments under ASC 815
RMB warrants	Long-term liabilities	$55	$140
Kinross calls	Other current liabilities	$—	$3

  9. Fair Value of Financial Instruments:

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

  The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the years ended December 31, 2014 and 2013, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

  The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,308	$—	$—	$2,308
Liabilities
RMB warrants	—	55	—	55

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

  Items measured at fair value on a recurring basis:

  Marketable equity securities: At December 31, 2014 and 2013, the fair value of Solitario’s investment in Kinross, TNR and Ely marketable equity securities is based upon quoted market prices.

  Kinross calls: The fair value of the Kinross calls, which are traded on a public market, is based upon quoted market prices.

  RMB Warrants: The RMB Warrants are not traded on any public exchange. Solitario determines the fair value of the RMB Warrants using a Black-Scholes pricing model, using inputs, including share price, volatility of Solitario common stock and discount rates that include an assessment of performance risk, that are readily available from public markets therefore they are classified as Level 2 inputs as of December 31, 2014 and 2013.

  During the year ended December 31, 2014, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

  10. Commitments and Contingencies:

  In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2, “Mineral Properties,” above. Solitario estimates its 2015 property rentals and option payments, excluding certain earn-in payments discussed below, for properties we own or operate to be approximately $975,000, which includes $435,000 of mineral property payments at Mt. Hamilton. Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties; approximately $517,000 of these annual payments are paid or are reimbursable to us by our joint venture partners. MH-LLC is required to make an annual advance minimum royalty payment of $300,000 to an underlying royalty holder at Mt. Hamilton. As of December 31, 2014, the total advance minimum royalty payments made to date were $2,000,000 which may be used to offset the total royalty due to the underlying leaseholder, if any, that may due from production at Mt. Hamilton, after the payment of the $300,000 annual minimum royalty payment. In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

  Solitario has entered into certain month-to-month office leases for its field offices in Nevada, Peru and Mexico. The total rent expense for these offices during 2014 and 2013 was approximately $15,000 and $72,000, respectively. In addition, Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for total minimum rent payments through October of 2015 of $30,000.

  Per the MH Agreement, Solitario, in order to maintain its 80% interest in MH-LLC, is required to make certain option payments to buy down a portion of an existing 6% net smelter royalty to a 1% net smelter royalty by paying $3,500,000 to an underlying royalty holder on or before commercial completion of the Mt. Hamilton project and by paying $1,500,000 to the underlying royalty holder on or before one year after commercial completion of the Mt. Hamilton project. If Solitario chooses not make these royalty buy-down payments, its interest in Mt. Hamilton would be reduced from 80% to 49% and DHI’s interest in Mt. Hamilton would be increased from 20% to 51%.

  11. Employee Stock Compensation Plans:

  a.)     The 2006 Plan

  On June 27, 2006, Solitario's shareholders approved the 2006 Stock Option Incentive Plan (the "2006 Plan"). Under the terms of the 2006 Plan, the Board of Directors reserved a total of 2,800,000 shares of Solitario common stock for the potential awards to Directors, officers and employees with exercise prices equal to the market price of Solitario's common stock at the date of grant. Solitario classifies its stock options under the 2006 Plan as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.”

  b.)     2006 Plan stock option compensation

  Solitario’s outstanding options from the 2006 Plan on the date of grant have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. The following table shows the grant date fair value of Solitario’s options grants during 2014 and 2013 from the 2006 Plan as of the date of grant.

  Grant date fair value

Grant Date	8	/15/14
Option – grant date price (Cdn$)	$1.60
Options granted	1,990,000
Expected life yrs.	5.0
Expected volatility	66%
Risk free interest rate	1.6%
Weighted average fair value	$0.81
Grant date fair value	$1,618,000

  Solitario recorded $591,000 and $189,000, respectively, of stock option expense from the 2006 Plan during 2014 and 2013 included in general and administrative expense, for the amortization of grant date fair value with a credit to additional paid-in capital.

  c.)     2006 Plan Stock option activity

  During 2014 there were no shares issued from the exercise of options. During the year ended December 31, 2013, options for 117,500 shares were exercised for cash proceeds of $184,000. The following table summarizes the activity for stock options outstanding under the 2006 Plan as of December 31, 2014 and2013:

	2014			2013
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price (Cdn$)	value(1)	Options	Price (Cdn)$	Value(1)
2006 Plan
Outstanding, beginning of year	2,419,000	$2.25		2,598,400	$2.22
Granted	1,990,000	1.60		-	-
Exercised	-	-		(117,500)	1.55
Cancelled/expired (2)	(2,061,000)	2.31		-	-
Forfeited	-	-		(61,900)	2.40
Outstanding, end of year	2,348,000	$1.66	$ -	2,419,000	$2.25	$ -
Exercisable, end of year	814,250	$1.78	$ -	2,336,500	$2.27	$ -

  (1)The intrinsic value at December 31, 2014 and 2013 based upon the quoted market price of Cdn$1.05 and Cdn$0.87, respectively, per share for our common stock on the TSX and an exchange ratio of 0.85993 and 0.93485, respectively, United States dollars per Canadian dollar.

  (2)On January 28, 2014, holders of option awards from the 2006 Plan voluntarily cancelled awards for 1,797,000 options with an option price of Cdn$2.40 with an expiration date of May 5, 2015 to allow Solitario to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards.

  d.)     The 2013 Plan

  On June 18, 2013 Solitario’s shareholders approved the 2013 Solitario Exploration and Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, a total of 1,750,000 shares of Solitario common stock are reserved for awards to Directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. Solitario classifies its awards from the 2013 Plan as equity awards under the provisions of ASC 718 “Compensation – Stock Compensation.”

  e.)     Stock option compensation

  Solitario made no grants of options during 2014 and made two grants of options during 2013 from the 2013 Plan which on the date of grant have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options.

  The following table shows the grant date fair value of Solitario’s options grants during 2013 from the 2013 Plan as of the date of grant.

  Grant date fair value

Grant Date	6/18/13	10/21/13
Option – grant date price	$1.14	$0.94
Options outstanding	120,000	1,280,000
Expected life yrs.	5.0	5.0
Expected volatility	68%	67%
Risk free interest rate	1.24%	1.39%
Weighted average fair value	$0.65	$0.53
Grant date fair value	$78,000	$674,000

  Solitario recorded $188,000 and $231,000 of stock option expense from the 2013 Plan during 2014 and 2013, respectively, included in general and administrative expense, for the amortization of grant date fair value with a credit to additional paid-in capital.

  f.)     Stock option activity

  During 2014 and 2013 no option grants from the 2013 Plan were exercised. During 2014 Solitario issued restricted stock units (RSU’s) from the 2014 Plan for a total of 50,562 shares that vested upon grant and were issued as shares to two employees as part of their severance pay upon the employees’ termination from Solitario. Solitario recorded a credit to additional paid-in-capital of $45,000 on the date of issuance of the shares from the 2013 Plan. The following table summarizes the activity for stock options and RSU’s outstanding under the 2013 Plan as of December 31, 2014 and 2013:

	2014			2013
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	RSU’s/	Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	value(1)	Options	Price	value(1)
2013 Plan
Outstanding, beginning of year	1,400,000	$0.96		-	-
Granted	50,562	0.89		1,400,000	0.96
Exercised	(50,562)	0.89		-	-
Cancelled	-	-		-	-
Forfeited	-	-		-	-
Outstanding, end of year	1,400,000	$0.96	$ -	1,400,000	$0.96	$ -
Exercisable, end of year	700,000	$0.96	$ -	350,000	$0.96	$ -

  (1)The intrinsic value at December 31, 2014 and 2013 based upon the quoted market price of $0.92 per share and $0.85 per share, respectively, for our common stock on the NYSE-MKT.

  12. Related Party Transactions:

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

  13. Segment Reporting

  With the completion of the Feasibility Study on February 22, 2012, Solitario now operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.”

  Solitario’s Mt. Hamilton project is located in Nevada and all of Solitario's remaining operations are located in Peru, Brazil and Mexico as further described in Note 2, “Mineral Properties” to these consolidated financial statements. Included in the consolidated balance sheet at December 31, 2014 and 2013 are total assets of $70,000 and $412,000, respectively, related to Solitario's foreign operations located in Brazil, Peru and Mexico. Solitario is not aware of any foreign exchange restrictions on its subsidiaries located in foreign countries. During 2014 and 2013, Solitario recorded foreign exchange losses of $2,000 and $21,000, respectively. Solitario's cash accounts in foreign subsidiaries not denominated in United States dollars represent the only significant foreign currency denominated assets. Foreign currency denominated cash accounts totaled $14,000 and $64,000, respectively, at December 31, 2014 and 2013.

  The following summarizes Solitario segment information for the year ended December 31, 2014:

(in thousands)	Year ended December 31, 2014
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$ -	$ 279	$ -	$ 279
Interest expense	-	-	-	-
Other (income) loss (1)	-	50	1,514	1,564
Pre-tax income (loss)	$ -	$(329)	$(1,514)	$ (1,843)
Total assets (2)	$16,017	$ 57	$2,966	$19,040
Capital Expenditures (3)	$ 2,915	$ -	$ -	$ 2,915

  (1)     Corporate and other includes gain on sale of marketable equity securities of $472 and joint venture property              payments of $200.

  (2)     Corporate and other total assets include investment in marketable equity securities of $2,308.

  (3)     Capital expenditures at Mt. Hamilton include capitalized interest of $633 and capitalized other assets of $320.

  The following summarizes Solitario segment information for the year ended December 31, 2013:

(in thousands)	Year ended December 31, 2013
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$ -	$ 797	$ -	$ 797
Interest expense	-	-	-	-
Other (income) loss (1)	(287)	784	887	1,384
Pre-tax income (loss)	$ 287	$(1,581)	$(887)	$ (2,181)
Total assets (2)(3)	$14,283	$ 784	$4,433	$19,500
Capital Expenditures (4)	$ 3,094	$ 5	$ 4	$ 3,103

  (1)     Mt. Hamilton other includes gain on early retirement of debt of $313. Corporate and other includes gain on sale of            marketable equity securities of $142 and joint venture and property payments of $300.

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

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

  Item 9A. Controls and Procedures

  The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario’s internal control over financial reporting and the design and operation of Solitario’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, Solitario’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, Solitario’s internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting during the three months ended December 31, 2014.

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

  Item 9B. Other Information

            In the definitive proxy statement for our June 2014 annual meeting of shareholders we advised shareholders that we expected to hold our next annual meeting of shareholders in June 2015. We have decided to postpone our 2015 annual meeting of shareholders, but expect to hold that meeting later in the 2015 calendar year although we have not yet determined when we will hold the meeting. Although we do not yet know when we will hold the 2015 annual meeting of shareholders we are requiring that proposals from our shareholders for consideration at the next meeting must be presented to us not later than April 30, 2015. Any proposal from shareholders must comply with the requirements set forth in our Bylaws and rules imposed by the SEC to be considered.

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance

  Directors and Officers

(a)	Identification of Directors
Name	Age
Brian Labadie Chairman (1)(2)(3)(4)	62	Mr. Labadie has been a director of Solitario since June 2006 and Chairman since March of 2009. He is an independent mining industry consultant. He was a director of Crown Resources Corporation (CRS:TSX) ("Crown") from June of 2002 until August 2006 upon completion of Crown’s merger with Kinross Gold Corporation, ("Crown-Kinross Merger") and a director of Battle Mountain Gold Exploration Corporation (BMGX:OTC) from June 2005 to June 2007. In evaluating Mr. Labadie’s qualifications as a Director, Solitario’s Board considered the experience Mr. Labadie had in over thirty years-experience in the mining industry. The specific experience that Mr. Labadie brings to Solitario includes formal training and experience as a mining engineer including developing and operating mines, both as a mine manager and as a senior executive at Miramar Mining Corporation and Echo Bay Mines. The Board of Directors believes Mr. Labadie’s operating experience complements and enhances the knowledge and understanding the other Board Members and management of Solitario have in mining exploration, and corporate finance. Mr. Labadie spent ten years with Miramar Mining Corporation from November 1996 to September 2006 as the Executive Vice President, COO. Prior to that, Mr. Labadie spent nine years with Echo Bay Mines, Ltd. as Vice President of Operations. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

Mark E. Jones, III, Vice-chairman (1)(3)(4)	75	Mr. Jones has been a director of Solitario since August 1993 and served as Chairman until June 2006. Mr. Jones was also a director of Crown from the time it commenced operations in February 1989 until August 2006, upon completion of the Crown-Kinross Merger. In evaluating Mr. Jones’s qualifications for serving as a Director, the Board of Solitario believes Solitario benefits both from his experience in founding Solitario and being the Chairman of Crown, but also his track record of founding and successfully operating other mining concerns including Brazauro Resources and TriStar Gold, Inc. Mr. Jones has exhibited leadership in this industry for many years and is well known in many mining circles. Mr. Jones’ experience in mine finance and mergers and acquisitions related to the mining industry provides Solitario valuable insight and guidance. Mr. Jones was a founding partner of Jones, Loyd & Webster, Inc., a Houston-based corporate finance and investment banking firm that specialized in oilfield equipment financing. Mr. Jones is Chairman of the Board of Directors and CEO of TriStar Gold, Inc., a gold exploration company based in Houston, Texas which is traded on the TSX Venture Exchange (TSG:V). Mr. Jones also served as a director and Chairman of the Board of Brazauro Resources (BZO:V), a gold exploration company, until its acquisition by Eldorado Gold during 2010. Mr. Jones attended the University of Texas.

John Hainey (1)(2)(4)	82	Mr. Hainey has been a director of Solitario since 1999. He is a retired mining engineer and spent the last ten years of his career, before his retirement in 1998, as a mining analyst in the Canadian investment industry with Dundee Securities Corporation (formerly Eagle & Partners), Yorkton Securities Inc., Loewen, Ondaatje, McCutcheon & Company and Canaccord Capital Corporation. In evaluating Mr. Hainey’s qualifications to serve as a Director, the Board of Solitario considered his technical and financial experience, specifically related to finance and evaluation of companies in the mining industry. The Board believes Mr. Hainey’s formal training as a mining engineer coupled with his financial experience makes him uniquely suited to serve on Solitario’s Board. Prior to 1988, Mr. Hainey spent over 30 years working in the mining industry, both in Canada and abroad, which covered engineering, operations, consulting and business development and included 17 years with BP Resources Canada Ltd. Mr. Hainey is a member of the Association of Professional Engineers of Ontario and of the Canadian Institute of Mining and Metallurgy. He is also a Chartered Engineer (U.K.) and a Fellow of the Institute of Materials, Minerals and Mining (U.K.). He is an honors graduate in Mining Engineering of The Camborne School of Mines in England.

Leonard Harris (1)(2)(3)	87	Mr. Harris has been a director of Solitario since June 1998. Prior to his retirement from Newmont Mining Corporation, Mr. Harris gained over 60 years-experience in the mining industry including serving in various capacities including as General Manager of Minera Yanacocha, South America's largest gold mine, and Vice President and General Manager of Newmont Latin America. Mr. Harris has over 20 years-experience in managing mining operations in Latin America that include base metal and gold deposits, underground and open pit mines, gold and base metal processing plants and smelting and refining operations. In evaluating Mr. Harris’ qualifications to serve as a Director, the Board of Solitario believes Mr. Harris experience in managing and developing mines all over the world, but specifically in Peru and Latin America, where much of Solitario’s exploration efforts have been is paramount to the success of Solitario. In addition, Mr. Harris’ reputation and integrity in over 50 years in this business are well known throughout the mining industry and have provided Solitario with numerous opportunities and introductions that Solitario simply would not have without his association with Solitario as a Board member. Mr. Harris currently serves on the boards of Aztec Metals Corp., Canarc Resources and Cardero Resources Corp. He is a 1949 graduate metallurgist of The Mount Morgan School of Mines (Australia).

Christopher E. Herald	61	Mr. Herald has been a director of Solitario since August 1992. He has also served as Chief Executive Officer since June 1999 and President since August 1993. Mr. Herald also served as a director of Crown starting in April 1989, as Chief Executive Officer of Crown starting in June of 1999, President of Crown from November 1990 until August 2006, when he resigned from such positions upon completion of the Crown-Kinross Merger. In evaluating Mr. Herald’s qualifications to serve as a Director, the Board of Solitario believes his leadership of Solitario since Solitario’s inception as Chief Executive Officer, as well as his knowledge of the operations, make him an invaluable member of the Board. In addition, Mr. Herald has shown a keen insight in the evaluation of various opportunities in the mining industry, including the acquisition of properties for exploration and potential merger and acquisition candidates for Solitario. Mr. Herald has a track record of operating mining companies both with Crown and Solitario and the Board believes these are significant contributors to the success of Solitario. Prior to joining Crown, Mr. Herald was a Senior Geologist with Echo Bay Mines and Anaconda Minerals. Mr. Herald is a director of Atna Resources Ltd. (ATN: TSX) which is a gold mining company with active operations in California. Mr. Herald was formerly a director of the following public companies: TNR Resources (TNR: V) from July 1998 to April 2009; Maestro Ventures (MAP: V) from April 2004 to July 2007; Gryphon Gold (GGN: TSX) from December 2005 to September 2007; Battle Mountain Gold Exploration (BMGX: OTCBB) from February 2006 to August 2007 and Underworld Resources Inc. (UW: V) from June 2009 to June 2011. Mr. Herald is past Chairman of the Denver Gold Group, a non-profit industry trade group that organizes the preeminent gold mining industry institutional conferences in the United States and Europe. Mr. Herald received a M.S. in Geology from the Colorado School of Mines and a B.S. in Geology from the University of Notre Dame.

    The Board has determined this Director to be an independent member of the Board in accordance with Section 803A of the NYSE-MKT Company Guide.
    Member of the Audit Committee.
    Member of the Compensation Committee.
    Member of the Nominating Committee.

(b)	Identification of Executive Officers

  Executive Officers

  The following biographies describe the business experience of our executive officers (each also being a "Named Executive Officer" as defined in Item 402 of Regulation S-K):

  Christopher E. Herald    See biography above under the heading “Identification of Directors.”

  Walter H. Hunt (64) has been Chief Operating Officer of Solitario since June of 2008 and Vice President - Operations and President - South American Operations of Solitario since June 1999. He also served as Vice President - Peru Operations from July 1994 until June 1999. Mr. Hunt was also Vice President - Operations of Crown from 1994 until completion of the Crown - Kinross Merger in August of 2006. Mr. Hunt has over 30 years of exploration, development and operational experience with Anaconda Minerals, Noranda and Echo Bay Mines where he served as Superintendent, Technical Services and Chief Geologist at Echo Bay's Kettle River Operations. Mr. Hunt received his M.S. degree in Geology from the Colorado School of Mines and a B.S. degree from Furman University.

  James R. Maronick (59) has served as Chief Financial Officer, Secretary and Treasurer of Solitario since 1999 and was Chief Financial Officer of Crown from June 1999 until completion of the Crown - Kinross Merger in August of 2006. Prior to that, Mr. Maronick served as Vice President - Finance and Secretary/Treasurer of Consolidated Nevada Gold Fields Corporation from November 1994 to September 1997. Mr. Maronick graduated with honors from the University of Notre Dame in 1977 with a BA in accounting and received his Masters degree in Finance with highest honors from the University of Denver in 1986.

  (c) Identification of Certain Significant Employees

                    Not Applicable.

  (d) Family Relationships

  There are no family relationships between any director, executive officer, or person nominated or chosen by the Registrant to become a director or executive officer.

  (e) Business Experience

  The business experience of each of our directors and executive officers is set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)—Identification of Executive Officers of this Annual Report on Form 10-K/A.

  The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A.

  (f) Involvement in Certain Legal Proceedings

  During the past ten years none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the U.S. Commodity Future Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

  (g) Promoters and Control Persons

  Not Applicable.

  (h) Meetings of Board of Directors Annual Meeting Attendance

  During the fiscal year ended December 31, 2014, there were four meetings of the Board. Each of the incumbent directors attended each of those Board meetings. Each of the incumbent directors attended all meetings held by committees of the Board (described below) on which they served during 2014. All of the references to meetings exclude actions taken by written consent.

  The Company does not have a formal policy regarding the attendance of our Board members at our annual meetings of shareholders and Board members are not required to attend such meetings. Mr. Herald was the only director that attended the annual meeting of shareholders held on June 17, 2014.

  (i) Procedures for Stockholder Nominations to the Registrant’s Board of Directors

  No material changes to the procedures for nominating directors by our stockholders, as described in the Proxy statement filed by the Company on April 29, 2014 with respect to the 2014 annual meeting of stockholders, has been made since such Proxy Statement was filed.

  (j) Audit Committee and Financial Expert

  Solitario has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Mr. Hainey, Mr. Harris and Mr. Labadie, each of whom is independent in compliance with the listing standards of the NYSE-MKT set forth in the NYSE-MKT Company Guide. The Board has determined that Mr. Hainey is the audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee acts under a written charter that was adopted and approved by the Board on July 26, 2006, a current copy of which is available on the Company website at www.solitarioxr.com. The Audit Committee’s primary function is to review Solitario's financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls. The Audit Committee met four times during the year ended December 31, 2014.

  Audit Committee Report

  In performing its duties the Audit Committee reviewed and discussed the audited financial statements contained in the 2014 Annual Report on Form 10-K with management and Solitario's independent registered public accountant, EKS&H LLLP. The Audit Committee met with EKS&H LLLP, and discussed all issues deemed to be significant by EKS&H LLLP, including any matters required by Rule 2-07 of Regulation S-X, "Communication with Audit Committees" and by the statements on Auditing Standards No. 61, as amended (AICPA Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Oversight Board, and without management present, discussed and reviewed the results of the independent auditor's examination of the financial statements. In addition, in accordance with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" as amended or supplemented, the Audit Committee discussed with EKS&H LLLP its independence from Solitario and its management, and has received and reviewed the written disclosures and letter from EKS&H LLLP required by applicable requirements of the Public Company Accounting Oversight Board regarding EKS&H LLLP’s communications with the Audit Committee including that EKS&H LLLP is independent and has discussed EKS&H LLLP’s independence with them.

  Based on the reviews and discussions outlined above, the Audit Committee recommended to the Board that Solitario include the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014 to be filed with the United States Securities and Exchange Commission (“SEC”).

  AUDIT COMMITTEE
                 John Hainey, Chairman
                 Leonard Harris
                 Brian Labadie

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires Solitario's directors and executive officers, and persons who own more than ten percent of a registered class of Solitario's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Solitario. Officers, directors, greater than ten percent shareholders are required by SEC regulation to furnish Solitario with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to Solitario and written representations that no other reports were required, during the fiscal year ended December 31, 2014 no person failed to meet the Section 16(a) filing requirements applicable to officers, directors, and greater than ten percent beneficial owners.

  Code of Ethics

  We adopted a Code of Business Conduct and Ethics including a Code of Ethics applicable to the principal executive officer and the principal financial and accounting officer of Solitario (the "Code of Ethics") on June 27, 2006, a copy of which may be found on our website at www.solitarioxr.com and on SEDAR at www.sedar.com. Any person who wishes to receive a copy of the Code of Ethics may do so at no charge by written request to Investor Relations, Solitario Exploration & Royalty Corp., 4251 Kipling St, Suite 390, Wheat Ridge, CO 80033.

  Item 11. Executive Compensation

  Compensation Discussion and Analysis

            The following discussion provides information regarding the compensation program for Solitario's Named Executive Officers for 2014.

  Objectives of the Corporation's Compensation Program

  The Compensation and Management Development Committee (the “Compensation Committee”) has responsibility for approving the compensation program for Solitario's Named Executive Officers and acts according to a charter that has been approved by the Board and is available on the Company website at www.solitarioxr.com. The compensation program is designed to attract, retain and reward our executives who contribute to Solitario's long-term success. This in turn is intended to build value for Solitario and its shareholders. The program is based upon three fundamental principles:

  (1)          A substantial portion of Solitario's Named Executive Officer compensation should be performance and equity-based to achieve alignment with shareholder interests.

  This principle is accomplished in two primary ways; first, through the award of stock options or, other equity awards contemplated in the 2013 Plan, in an amount and with such terms that encourages our Named Executive Officers to promote the long-term growth and performance of Solitario in terms of the value of the Company as reflected in the price of our common stock as quoted on the TSX and the NYSE-MKT. Second, this is also reflected in terms of cash compensation in the form of cash bonuses. These bonuses are entirely set by the Compensation Committee, in its sole discretion, in a range of zero to 100% of base salary. The extent to which bonuses are paid depends entirely on the extent to which the Compensation Committee believes Solitario has met its development, exploration, budget and shareholder goals, as set by the Compensation Committee and the current and expected financial condition of the company. No bonuses were authorized by the Compensation Committee for the performance of the Named Executive Officers during 2014. In determining any bonus for 2014, the Compensation Committee considered the milestones achieved during 2014 by the Company, including (i) completion of a $1,630,000 private placement financing, (ii) completion of the Updated Feasibility Study at the Mt. Hamilton project, and (iii) continued positive permitting activities at the Mt. Hamilton project including the receipt of the Finding of No Significant Impact on the Environmental Assessment permit by the United States Forest Service, completing that major permitting milestone.. However, given Solitario’s limited liquidity, the Compensation Committee believed the difficult financial markets for both debt and equity financing that existed in the junior mining industry during 2014 was an overriding factor relative to the accomplishments of Solitario and the Named Executive Officers and that no bonus was appropriate for 2014.

  (2)          Solitario's compensation program for Named Executive Officers is intended to enable the Company to compete for the best executive talent available.

  The Compensation Committee believes shareholders are best served when the Company can attract and retain the highest caliber executives appropriate for a company of our size and complexity. This is done with compensation packages we believe to be fair and competitive. Our Named Executive Officers have served Solitario for many years. During 2014 and 2013 the Compensation Committee reviewed published compensation surveys and publically available compensation disclosures of several of our peer group companies (“Peer Group Companies”) for which Solitario competes for executive talent as the Compensation Committee believes that each of these public companies share some attributes of Solitario with regard to similar size to, and in a similar industry as Solitario. These Peer Group Companies included the following companies:

Atna Resources Inc.	Midas Gold Corp.
Midway Gold Corp.	Pacific Rim Mining Corporation

  These reviews were not used to create specific benchmarks applicable to our Named Executive Officer compensation levels. These reviews were used to inform the members of the compensation committee of current standards in the industry as such standards may relate, in their independent judgment, to appropriate modifications to Solitario's existing compensation levels in setting new compensation levels. The differences in Solitario's activities, which are generally more narrowly focused to the development of the Mt. Hamilton project and early stage exploration, compared to the activities of the Peer Group Companies; and the difference in the number of total employees of Solitario, which currently has approximately six employees world-wide, compared to the Peer Group Companies, do not lend itself to effective use of specific benchmarks.

  Based upon the difficult financial markets and the limited financial resources of the Company, the Compensation Committee decided to leave the ending annual 2014 salary amounts the same during 2015 with the salary of Mr. Herald at $230,000, the salary of Mr. Maronick at $164,000 and the salary of Mr. Hunt at $178,000. Subsequent to December 31, 2014, to conserve cash resources during 2015, all employees of Solitario, including its Named Executive Officers agreed to defer between 15% and 34% of the gross cash salary payments due during 2015 until January of 2016. These amounts will be accrued as a current liability. This deferral does not affect the gross salaries to be earned during 2015 by any of the employees or Named Executive Officers.

  (3)          Solitario's compensation program for the Named Executive Officers should be fair to the executive, Company and all its employees and perceived as such, both internally and externally.

  The Compensation Committee strives to create a compensation program that promotes good corporate practice, encourages our Named Executive Officers to perform at a high level and promotes teamwork among our employees. The Compensation Committee takes these goals into consideration by comparison of executive pay in relation to all other Solitario salary costs for internal consistency, and by comparison to both Peer Group Companies and industry salaries for external consistency. In addition, the compensation program is intended to enhance shareholder value and the Compensation Committee strives to provide transparency and full disclosure to all interested parties.

  The Compensation Committee has no authority to recover salary, bonuses or stock option awards or other equity awards made to Named Executive Officers. Although the Compensation Committee has the ability to consider prior compensation (e.g. gains from prior option grants or other equity awards) in setting current compensation, it has no formal procedure or requirement to do so. The Compensation Committee does not set or utilize benchmarks of any kind to set, evaluate or allocate compensation. There have been no actions taken or adjustments made to the process of setting executive compensation discussed herein by the Compensation Committee subsequent to December 31, 2014.

  Key Elements of Executive Compensation

  The elements of the Company’s compensation program are intended to balance long term and short term compensation for its executives and attempt to motivate executives to provide excellent leadership and achieve Company goals by linking short-term (such as salaries and benefits) and long-term incentives (such as equity based compensation) to the achievement of business objectives, thereby aligning the interests of executives and shareholders. In addition the Compensation Committee recognizes the performance of the Company’s common stock is often influenced by the general investment climate of the junior mining industry, which is not within the control of the specific performance of the Named Executive Officers in achieving the objectives set by the Company. The key elements of the compensation of the Company’s Named Executive Officers are outlined below. The Compensation Committee considers shareholder input when setting compensation for Named Executive Officers. At our 2014 annual meeting of shareholders, greater than 93% of the votes cast on the advisory vote on executive compensation were in favor of our executive compensation program. The Board of Directors and the Compensation Committee reviewed these vote results and determined that, given the significant level of support, no major re-examination of our executive compensation program was necessary at this time.

(1)	Base Salary

  The Compensation Committee attempts to provide base salary to the Company’s Named Executive Officers that is commensurate with their review of our Peer Group Companies, listed above. The Compensation Committee fixed the base salary for the Named Executive Officers for 2014 (which commenced on January 1, 2014) during its meeting in September 2013. Increases or decreases in base salary are dependent on the Compensation Committee's evaluation of each individual Named Executive Officer performance, the effect of a peer group review, the performance of the entire Company relative to the Company’s general goals and objectives, and the Company’s current and projected financial resources. No Named Executive Officers receive minimum base salary payments pursuant to any employment, or other agreement. The Compensation Committee has authority from the Board to set the base salary at any amount it believes is appropriate. Although the Compensation Committee, has used its review of the accomplishments of the Named Executive Officers against general goals of the Company, including planned exploration programs, development of the Mt. Hamilton project, corporate financing activities and market price of Solitario’s common stock, among other things, the Compensation Committee has full discretion to set compensation levels and has not set specific compensation levels to specific criteria. Some of the general criteria are discussed below.

(2)	Bonuses

  The Compensation Committee may provide bonuses to the Named Executive Officers, in its sole discretion, based upon their evaluation of the individual Named Executive Officer in light of the certain parameters, including the following:

(i)	Targeted bonuses based upon operational goals and parameters;
(ii)	The desire, discussed above, to provide a substantial portion of compensation based on performance;
(iii)	The performance of the Company relative to Company goals including share price performance; and
(iv)	The financial strength and prospects for the smaller (junior) exploration mining industry.

  In establishing its goals for any particular year, the Compensation Committee strives to ensure that the goals provide both an incentive and an attainable goal that provides shareholders with the opportunity for return on their investment while minimizing corporate and shareholder risk to the extent possible. Although certain targets and goals related to potential property acquisitions and/or potential merger or acquisition activities, if any, are confidential, the Compensation Committee has structured these types of goals to be reasonable and obtainable by our Named Executive Officers, without undue risk to the assets of Solitario. Due to the nature of Solitario's corporate activities relating to (i) the ongoing development of Mt. Hamilton, including completion of an updated feasibility study in October 2014 as well as the receipt of the Finding of No Significant Impact on the Environmental Assessment permit by the United States Forest Service and ongoing permitting and other related activities and (ii) early-stage exploration of mineral properties located in Peru and Mexico, the goals for Solitario’s Named Executive Officers are not specifically related to traditional financial metrics, such as revenue growth, earnings or earnings per share. The targets and goals are more subjective and generally include the negotiation and signing of land and royalty joint ventures on our existing properties, including Mt. Hamilton, the development activities, including obtaining adequate financing for our Mt. Hamilton project, exploration activities and success, both on our own and through joint ventures, acquisition of additional exploration properties, training and retaining employees, maintaining adequate liquidity to fund future exploration activities, financial reporting and disclosure, and shareholder return. The Compensation Committee also evaluates the financial strength and prospects for the junior exploration segment of the mining industry. The Compensation Committee reviews the annual goals with the Named Executive Officers at or near the start of each year. The evaluation of the performance of our Named Executive Officers, relative to the goals outlined herein, has been and is expected to continue to be at the discretion of the Compensation Committee. In September 2014, the Compensation Committee determined that granting any bonus for the year ended December 31, 2014 would not be in the best interest of the Company, given Solitario’s limited liquidity and the difficult financial markets for both debt and equity financing that existed in the junior mining industry during 2014, and given the potential financing needs of the Company subsequent to December 31, 2014 in the event the Mt. Hamilton project is developed.

  These were the overriding factors relative to the accomplishments of Solitario and the Named Executive Officers and as a result the Compensation Committee determined that no bonuses were appropriate for 2014.

(3)	Equity

  To date, the only equity compensation our Named Executive Officers have received is in the form of stock options granted pursuant to the 2006 Plan and the 2013 Plan, with the exercise price of such options equal to the current market value of our publicly traded stock in the 2006 Plan and the 2013 Plan. The Compensation Committee believes that a substantial portion of our Named Executive Officers’ compensation should be performance based upon and tied to the long term value of the Company. The Compensation Committee also believes that our compensation policies should be fair to our shareholders, and be focused on our long-term viability. The Compensation Committee believes the granting of stock options or other forms of equity based compensation aligns the interests of the Named Executive Officers and our shareholders and provides the incentive to manage the Company from the perspective of an owner of the Company. In addition, the Compensation Committee believes the vesting terms of the stock options granted from the 2006 Plan and from the 2013 Plan, discussed below, provide that a significant portion of the compensation will be received at a future date, which provides a tempered longer-term incentive for our Named Executive Officers as well as an incentive for them to remain with the Company.

  To date, the amount of all individual grants and the grant date of the stock options have been determined each year at a meeting of the Compensation Committee or by the full Board of Directors. All grants to date are as of the date of the approval by the Compensation Committee (or the full Board, if requested by the Compensation Committee) at the market value on the date of grant. To date, all option grants from the 2006 Plan and the 2013 Plan vest 25% on the date of grant and the remaining options vest at 25% per year on the anniversary of the grant over a three-year period. The full Board, at the request of the Compensation Committee, determined 1.990,000 options, in total, would be granted during the year ended December 31, 2014, all from the 2006 Plan, of which 420,000 options were awarded to Mr. Herald, 310,000 options were awarded Mr. Hunt and 290,000 options were awarded to Mr. Maronick.

  In the future, our officers and directors may receive additional equity based awards pursuant to the 2006 Plan in the form of options or in the case of the 2013 Plan, equity based awards which may take the form of stock options or the other forms of awards including restricted stock awards, restricted stock units or stock appreciation rights.

  Allocation between the Key Elements of Compensation

  The Compensation Committee has complete discretion in allocating total compensation between the key elements of compensation discussed above. Each of the individual components of compensation is evaluated by the Compensation Committee independently and each component is not evaluated based upon the other components. The Compensation Committee has not developed a set formula (such as fair value of equity compensation to equal 50% of base salary) to allocate the elements of compensation to each individual Named Executive Officer.

  Employment Agreements

  None of our Named Executive Officers have ongoing employment agreements other than individual Change in Control Severance Benefits Agreements, discussed below.

  Change in Control Agreements

  The Compensation Committee and Solitario consider it essential to the best interest of its shareholders to foster the continuous employment of key management personnel. In this regard, the Compensation Committee and Board recognize that, as is the case with many publicly held corporations and their subsidiaries, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders.

  Accordingly, on March 14, 2007, the Compensation Committee approved separate Change in Control Severance Benefits Agreements (each a "CIC") for each of the persons serving as our Named Executive Officers, Mr. Herald, Mr. Maronick and Mr. Hunt. Each CIC provides for the payment of severance benefits if the employment of one of the Named Executive Officers is terminated for a period of three years following the last day of the month in which a Change in Control of Solitario occurs (as defined in the CIC) equal to 2.5 times the base salary of the Named Executive Officer. In addition any unvested stock options held by the Named Executive Officer will vest upon the Change in Control. The CIC provides an additional gross up for any taxes due as a result of Excise Tax, as defined by Section 4999 of the Code.

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

  Benefits are payable under each CIC after a change in control if the Named Executive Officer terminates his employment for "good reason," or is terminated by the Company, other than for "cause." "Good reason" is generally defined as a reduction in the compensation, level of responsibility or forced relocation, among other things. "Cause" is generally defined in the CIC as the conviction of a felony, gross and willful failure to perform assigned duties, and dishonest conduct that is intentional and materially injurious to the Company.

  Tax Implications of Executive Compensation

  Under Section 162(m) of the Code, the Company generally receives a tax deduction for compensation on payments which total less than $1,000,000 paid to our Named Executive Officers, unless that compensation is performance based. The total non-performance based compensation for any of our Named Executive Officers did not exceed $1,000,000 during 2014, nor do we anticipate it will exceed $1,000,000 for the foreseeable future.

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

  Compensation Policies with Regard to Risk Management

  Solitario’s Board is responsible for the overall risk management of the Company. Solitario is subject to the inherent risks involved in the exploration and development of mineral properties and shareholders should carefully review Item 1A, “Risk Factors,” in our this Annual Report on Form 10-K. However, Solitario does not have any compensation plans or incentives for our Named Executive Officers or any employee for any risk taking activity or risk management activities. Solitario does not engage in activities that have traditional incentives for financial risk taking activities, such as buying or selling derivatives or other similar instruments, other than our limited use of derivatives to reduce our exposure to our holdings of Kinross common stock.

  Role of the Chief Executive Officer in Compensation Decisions

  The CEO annually reviews the performance of all other Named Executive Officers. The performance of the CEO is reviewed by the Chairman of the Compensation Committee. The conclusions and recommendations, which include salary, bonus and equity grants, if any, are presented to the Compensation Committee, which has absolute discretion in modifying or applying any of the recommendations for the Named Executive Officers. The Compensation Committee presents its conclusions and recommendations to the Board for their input and review.

  Summary Compensation Table

  The following table provides summary information regarding compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2014 and 2013:

  SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Mr. Herald, CEO (4)	2014	230,000	—	—	341,401	—	—	23,000	594,401
	2013	230,000	—	—	157,918	—	—	26,750	414,668

Mr. Maronick, CFO	2014	164,000	—	—	235,729	—	—	23,000	422,729
	2013	164,000	—	—	105,278	—	—	26,750	296,028

Mr. Hunt, COO	2014	178,000	—	—	251,986	—	—	23,000	451,986
	2013	178,000	—	—	115,806	—	—	26,750	320,556
(1)	Amount for bonus earned during the year. No bonus amount was earned during 2014 or 2013.
(2)	The amount represents the grant date fair value of option awards granted during the year in accordance with FASB ASC No. 718. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion regarding assumptions used to calculate fair value.
a.	The 2014 options were granted from the 2006 Plan on August 15, 2014 have a five-year term and vest 25% on grant date and 25% on the next three anniversary dates. The assumptions used in determining our 2014 grant date fair value are based upon a Black-Scholes model using a five year term, historical volatility of 66%, a risk-free interest rate of 1.6%, and a Canadian dollar – United States dollar exchange rate of 0.91662.
b.	The 2013 options were granted from the 2013 Plan on October 21, 2013 have a five-year term and vest 25% on grant date and 25% on the next three anniversary dates. The assumptions used in determining our 2013 grant date fair value are based upon a Black-Scholes model using a five year term, historical volatility of 67%, and a risk-free interest rate of 1.39%.
(3)	Mr. Herald, Mr. Maronick and Mr. Hunt each received a $23,000 and $23,000, respectively, 401(K) match during 2014 and 2013, and each received a $3,750 contribution to their health savings account during 2013.
(4)	Mr. Herald has an aggregate of 745,000 stock options outstanding at December 31, 2014.

  Option exercises and Stock Vested

  There were no exercises of stock options during the year ended December 31, 2014 or 2013 by our Named Executive Officers.

  Outstanding Equity Awards at Fiscal Year End

  At December 31, 2014 the following equity awards were outstanding:

  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Option Awards					Stock Awards
	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher E Herald, CEO	18,750(1) 150,000(2) 105,000(3)	6,250 150,000 315,000	- - -	Cdn$1.49 $0.94 Cdn$1.60	12/16/17 10/20/18 8/14/19	- - -	- - -	- - -	- - -

James R. Maronick, CFO	15,000(1) 50,000(2) 72,500(3)	5,000 150,000 217,500	- - -	Cdn$1.49 $0.94 $Cdn1.60	12/16/17 10/20/18 8/14/19	- - -	- - -	- - -	- - -

Walter H Hunt, COO	15,000(1) 110,000(2) 77,500(3)	5,000 110,000 232,500	- - -	Cdn$1.49 $0.94 $Cdn1.60	12/16/17 10/20/18 8/14/19	- - -	- - -	- - -	- - -

(1)	Options were granted on 12/17/12 and vested 25% on date of grant and 25% on each anniversary date thereafter.
(2)	Options were granted on 10/21/13 and vested 25% on date of grant and 25% on each anniversary date thereafter.
(3)	Options were granted on 8/15/14 and vested 25% on date of grant and 25% on each anniversary date thereafter.

  Cancellation of options

  On January 28, 2014, holders of option awards from the 2006 Plan agreed to cancel option awards for an aggregate of 1,797,000 options (including 995,000 options held by Named Executive Officers) with an option price of Cdn$2.40 with an expiration date of May 5, 2015 to allow us to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards.

  Compensation of Directors

  In addition to any options granted pursuant to the 2006 Plan or the 2013 Plan, our directors receive the following compensation in their capacities as Directors:

Annual Director retainer fee.	$10,000 (2,500 per quarter)
Additional Chairman fee.	$ 6,000 (1,500 per quarter)
Additional Vice Chairman fee.	$ 3,000 (750 per quarter)
Additional Audit Committee Chairman fee.	$ 2,000 (500 per quarter)

  All the above referenced fees are paid quarterly. Fees cover participation in all board and committee meetings, including the position of all committee chairmen (excluding audit chairman that receives an additional fee). A deduction of $1,000 will be made for any regularly scheduled board meeting (four quarterly meetings) that is missed.

  The following table provides summary information regarding compensation earned by our directors during the fiscal year ended December 31, 2014:

  DIRECTOR COMPENSATION

Name(1)	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards (2) ($)	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Labadie, Chairman (3)	16,000	—	146,314	—	—	—	162,314
Mr. Hainey (4)	12,000	—	121,928	—	—	—	133,928
Mr. Harris (5)	10,000	—	121,928	—	—	—	131,928
Mr. Jones (6)	13,000	—	130,057	—	—	—	143,057

(1)	Mr. Herald received a salary, bonus, option award and other compensation for his services as an officer of Solitario during the year ended December 31, 2013, which are shown above under the “Summary Compensation Table”.
(2)	The 2014 options were granted from the 2006 Plan on August 15, 2014 have a five-year term and vest 25% on grant date and 25% on the next three anniversary dates. The assumptions used in determining our 2012 grant date fair value are based upon a Black-Scholes model using a five year term, historical volatility of 66%, a risk-free interest rate of 1.6%, and a Canadian dollar – United States dollar exchange rate of 0.91662. Mr. Harris and Mr. Hainey each received 150,000 options, Mr. Labadie received 180,000 options and Mr. Jones received 160,000 options. All options were granted with an exercise price of Cdn$1.60 per share being the closing share price as quoted on the NYSE MKT on August 15, 2014, the date of grant.
(3)	Mr. Labadie has an aggregate of 320,000 stock options outstanding at December 31, 2014.
(4)	Mr. Hainey has an aggregate of 265,000 stock options outstanding at December 31, 2014.
(5)	Mr. Harris has an aggregate of 265,000 stock options outstanding at December 31, 2014.
(6)	Mr. Jones has an aggregate of 285,000 stock options outstanding at December 31, 2014.

  Compensation Committee

  On June 27, 2006, the Board approved the charter for and formed the Compensation Committee. A current copy of the Compensation Committee charter is available on the Company website at www.solitarioxr.com. Mr. Labadie, Mr. Jones and Mr. Harris are the members of the Compensation Committee. The Compensation Committee met once during 2014.

  The primary purposes of the Compensation Committee are to (a) review from time to time and approve the overall management evaluation and compensation policies of Solitario; (b) review and approve goals and objectives relevant to the compensation of the executive officers, including the chief executive officer, of Solitario and evaluate the performance of Solitario's executive officers; (c) set the compensation of the executive officers of Solitario, in light of the Compensation Committee's review; (d) review, approve and periodically evaluate Solitario's compensation and other benefit plans, including incentive compensation and equity-based plans and programs for non-employee directors, executive officers and senior management, and make recommendations as necessary; (e) review and approve any amendments and modifications to any such plan or program requiring approval of the Board, subject to applicable regulatory and shareholder approval requirements; (f) review and approve the granting of options, restricted stock, stock appreciation rights and other equity-based grants to Solitario's non-employee directors, executive officers and senior management consistent with the Corporation's incentive compensation plans and programs and compensation and retention strategy, subject to ratification by the Board; (g) review and approve plans of the Company for management development and senior managerial succession; (h) oversee compliance with the applicable compensation reporting requirements of the SEC and (i) conduct an annual performance self-evaluation of the Committee and prepare an annual report thereon to the Board. The Compensation Committee has not engaged compensation consultants but has the authority to do so under the Compensation Committee charter. Further, the Compensation Committee may form, and delegate authority to, subcommittees when appropriate. The processes and procedures used for the consideration and determination of executive compensation are described above under "Compensation Discussion and Analysis."

  The scope and authority of the Compensation Committee, including the role of executive officers and compensation consultants in determining or recommending the amount and form of compensation and the ability of the Compensation Committee to delegate authority, are more fully described in the Compensation Committee charter.

  Compensation Committee Interlocks and Insider Participation

  Mr. Labadie, Mr. Jones and Mr. Harris are the members of the Compensation Committee and are independent in accordance with the definition of independence set forth in the NYSE-MKT Company Guide. No member of the Compensation Committee is currently, or has been an officer or employee of Solitario for the last three years or had a relationship with Solitario required to be disclosed pursuant to Item 404 of Regulation S-K.

  Compensation Committee Report

  The Compensation Committee has reviewed, evaluated and discussed the (i) allocation of executive compensation, including the allocation of compensation between salary, paid in cash and deferred compensation based in stock option grants and awards; (ii) goals and objectives of our executive compensation including the need to be competitive with peer companies to retain and attract the best available executive talent; (iii) existing elements of executive compensation including salary, bonus and stock options, and (iv) performance of our existing executives, including our Chief Executive Officer (“CEO”) against general targets and goals including budgets, exploration activities and success, the performance of our stock and other measures. Neither the Compensation Committee nor management has engaged any compensation consultants in determining or recommending the amount or form of executive or director compensation in the last year. The Compensation Committee has reviewed recommendations prepared by our CEO for levels of compensation for Mr. Hunt, our Chief Operating Officer and Mr. Maronick, our Chief Financial Officer. The Compensation Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

  COMPENSATION COMMITTEE
                 Brian Labadie, Chairman
                 Leonard Harris
                 Mark E. Jones III

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Equity Compensation Plan Information

  The information on Solitario’s Equity Compensation Plans as of December 31, 2014 is included in Item 5 of Part II of this Annual Report on Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and as further described in Note 11, “Employee Stock Compensation Plans” in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

  Security Ownership of Certain Beneficial Owners and Management

   To our knowledge, as of March 25, 2015, no person beneficially owns, directly or indirectly, or exercises control or direction over, more than five percent of our issued and outstanding Common Stock with the exception of Newmont Mining Corporation of Canada Limited, which directly owns 2,700,000 shares representing approximately 6.9 percent of our issued and outstanding Common Stock.

   The following table sets forth, as of March 25, 2015, the beneficial ownership of our outstanding Common Stock by each of our shareholders owning more than five percent, our directors, each Named Executive Officer and all of our executive officers and directors as a group. Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated. Except as indicated below the mailing address for each person is 4251 Kipling Street, Suite 390, Wheat Ridge, CO 80033.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Percent of Class*
John Hainey, Director	101,250	(1)	**
Leonard Harris, Director	168,726	(2)	**
Christopher E. Herald, CEO and Director	1,748,375	(3)	4.4%
Mark E. Jones, III, Director	366,750	(4)	**
Brian Labadie, Director	311,607	(5)	**
Walter H. Hunt, COO	592,462	(6)	1.5%
James R. Maronick, CFO	770,548	(7)	2.0%
All directors and executive officers as a group	4,059,718	—	10.3%
Newmont Mining Corporation of Canada 20 Eglinton Ave West, Suite 1900 Toronto, Ontario M4R 1K8	2,700,000	—	6.9%

  *     Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and Item 403of Regulation S-K.

  **     Indicates holdings of less than 1%.

  (1)     Includes 101,250 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  (2)     Includes 67,476 shares owned and 101,250 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  (3)     Includes 1,474,625 shares owned and 273,750 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  (4)     Includes 258,000 shares owned and 108,750 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  (5)     Includes 192,857 shares owned and 118,750 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  (6)     Includes 389,962 shares owned and 202,500 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  (7)     Includes 583,048 shares owned and 187,500 shares that he has the right to acquire within 60 days under options granted pursuant to the 2006 Plan and the 2013 Plan.

  Potential Payments upon Termination or Change in Control

  As noted under "Compensation Discussion and Analysis" in this Annual Report on Form 10-K, the Company entered into certain change in control agreements on March 14, 2007 with the following Named Executive Officers: Christopher E. Herald, James R. Maronick and Walter H. Hunt (as defined above, each such agreement being a “CIC”). The terms of the CICs are more fully described under "Change in Control Agreements" in the "Compensation Discussion and Analysis" section above. The potential payments to each Named Executive Officer are described below in the event of an assumed change in control as defined in the applicable CIC as of December 31, 2014.

Name	Salary(1)	Stock option vesting(2)	Tax gross up(3)	Total
Christopher E. Herald, CEO	$575,000	$—	$—	$575,000
James R. Maronick, CFO	410,000	—	—	410,000
Walter H, Hunt, COO	445,000	—	—	445,000

(1)	Two and one half times base salary as of December 31, 2014. Paid as a lump sum payment.
(2)	The price of a share of our common stock on December 31, 2014 was Cdn$1.05 as quoted on the TSX, and was $0.92 as quoted on the NYSE MKT. These prices are below the exercise price of all options owned by our Named Executive Officers on that date. Accordingly there was no intrinsic value from the acceleration of any unvested options owned by the Named Executive Officer as of December 31, 2014.
(3)	The change in control provides for a gross-up for taxes in the event the combined salary and all other compensation, triggered by a change in control, results in Excise Tax, as defined by Section 4999 of the Code. The CIC provide for additional cash compensation to pay the Named Executive Officer for the Excise Tax, which is 20% of all compensation in excess of the base salary amount, when the total payments, including the fair value from acceleration of vesting for unvested options, under the CIC exceed three times base salary. We have estimated that no tax gross up would have been due or payable as of December 31, 2014 because the total compensation, including the fair value from the acceleration of all outstanding unvested options would not exceed three times the base salary.

  Item 13. Certain Relationships and Related Transactions, and Director Independence

  There are no material interests, direct or indirect, of current directors, executive officers, or any shareholder who beneficially owns, directly or indirectly, more than 10% of the outstanding shares of Solitario common stock, or any known associates or affiliates of such persons, in any transaction since the beginning of the Company’s last fiscal year or in any proposed transaction which has materially affected or would materially affect the Company and in which the amount involved exceeded $120,000.

  Policy Regarding Related Party Transactions

  The Board of Directors has adopted a written Related Party Transaction Policy. Pursuant to that policy, Solitario may enter into transactions with certain "related persons." Related persons include the Company's executive officers, directors, 5% or more beneficial owners of the Company's common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. These transactions are referred to as "related party transactions." All related party transactions are subject to the following related party transaction policy requirements:

•	the transaction must be approved by disinterested members of the Board;
•	the Audit Committee must have approve or ratify such transaction and the terms of the transaction are comparable to that which could be attained in an arm's-length dealing with unrelated third parties; or
•	the transaction involves compensation approved by the Compensation Committee.

  Director Independence

  Solitario’s Board has determined Mr. Hainey, Mr. Harris, Mr. Jones and Mr. Labadie are independent member of the Board of Directors in accordance with Section 803(A) of the NYSE-MKT Company Guide.

•	Mr. Hainey, Mr. Labadie and Mr. Harris are members of the Audit Committee.
•	Mr. Jones, Mr. Labadie and Mr. Harris are members of the Compensation Committee.
•	Mr. Hainey, Mr. Jones and Mr. Labadie are members of the Nominating Committee.

  Item 14. Principal Accounting Fees and Services

  Audit Fees

  The following table summarizes the aggregate fees billed to Solitario by EKS&H LLLP for the fiscal years ended December 31, 2014 and 2013.

81

	2014	2013
Audit Fees (1)	$60,000	$56,000
Audit related fees (2)	29,000	27,000
Tax fees (3)	37,000	30,000
All other fees (4)	11,000	2,000
Total	$137,000	$115,000

(1)	Fees billed for audit services in 2014 and 2013 consisted of:

                                                                 i.      Audit of our annual financial statements for 2014 and 2013.

                                                                ii.      Consent and other services related to SEC filings.

(2)	Represents fees billed related to reviews of our quarterly reports for 2014 and 2013.
(3)	Represents fees billed in connection with the preparation and filing of our United States federal and Colorado state income tax returns.
(4)	All other fees in 2014 primarily include audit-related fees billed for accounting consultations, research, and analysis related to completion of the Updated Feasibility Study, and analysis of corporate financing transactions including the 1,630,000 private placement completed in February 2014 and other matters. All other fees in 2013 primarily include audit-related fees billed for accounting consultations, research, and analysis related to pay-off of the Augusta loan and other matters.

  Pre-approval of Audit Fees

  On an annual basis the Audit Committee approves the proposed audit services and the fees related thereto by our independent auditors in advance of the year of service in accordance with the pre-approval policy adopted by the Audit Committee. All other fees are pre-approved on an ongoing basis as required. The Audit Committee pre-approval policy requires that the Audit Committee determine that proposed services and related fees are required and reasonable under the circumstances. All of the fees billed to Solitario by EKS&H LLLP during 2014 and 2013 were pre-approved by the audit committee pursuant to the Audit Committee pre-approval policy. The Audit Committee considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has determined that the provision is compatible.

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

  1.     Financial Statements

            The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

  Consolidated Financial Statements
  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2014, and 2013
  Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
  Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013
  Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014 and 2013
  Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

SOLITARIO EXPLORATION & ROYALTY CORP.

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	March 27, 2015

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/
Christopher E. Herald, Chief Executive Officer		Principal Executive Officer and Director	March 27, 2015

/s/
James R. Maronick, Chief Financial Officer		Principal Financial and Accounting Officer	March 27, 2015
| | | | | | | | | | | | | | |
/s/
Mark E. Jones, III
A majority of
/s/		the Board of	March 27, 2015
Brian Labadie		Directors

/s/
Leonard Harris

/s/
John Hainey

By: /s/
James R. Maronick, Attorney-in-fact

  INDEX TO EXHIBITS

Description
3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

10.1	Letter Agreement dated April 22, 2013 between Solitario, Ely, and DHI (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on April 25, 2013)

10.2	Subscription Agreement dated April 22, 2013 between Solitario and Ely subscribing for 5,131,150 shares of Ely common stock. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on April 25, 2013)

10.3	Third Amendment to mining lease dated May 23, 2013 between CMC, MH-LLC and Solitario. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on May 24, 2013)

10.4	Third Amendment to mining lease dated May 23, 2013 between Carrington, MH-LLC and Solitario. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on May 24, 2013)

10.5	Letter agreement between the Company and DHI-US with respect to the Lease Amendments dated May 23, 2013. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on May 24, 2013)

10.6	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on June 20, 2013)

10.7	Subscription Agreement dated July 15, 2013 between Solitario and Mr. Christopher Herald. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on July 19, 2013)

10.8	Subscription Agreement dated July 15, 2013 between Solitario and Mr. Walt Hunt. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on July 19, 2013)

10.9	Subscription Agreement dated July 15, 2013 between Solitario and Mr. James Maronick. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on July 19, 2013)

10.10	Subscription Agreement dated July 15, 2013 between Solitario and Mr. Brian Labadie. (incorporated by reference to Exhibit 99.4 to Solitario’s Form 8-K filed on July 19, 2013)

10.11	Subscription Agreement dated July 15, 2013 between Solitario and Mr. Leonard Harris. (incorporated by reference to Exhibit 99.5 to Solitario’s Form 8-K filed on July 19, 2013)

10.12	Letter Agreement dated November 22, 2013 between Solitario, Ely, and DHI (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on November 27, 2013)

10.13	Subscription Agreement dated November 22, 2013 between Solitario and Ely subscribing for 13,571,354 shares of Ely common stock DHI (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on November 27, 2013)

10.14	Second Amendment to the Limited Liability Company Operating Agreement of Mt. Hamilton LLC dated November 22, 2013 (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on November 27, 2013)

10.15	Facility Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on August 16, 2012)

10.16	Security Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on August 16, 2012)

10.17	Pledge Agreement dated August 10, 2012 between Solitario, RMBAH and RMBR. (incorporated by reference to Exhibit 99.4 to Solitario’s Form 8-K filed on August 16, 2012)

10.18	Side Agreement dated August 10, 2012 between Solitario, RMBAH, RMBR, DHI and Ely. (incorporated by reference to Exhibit 99.5 to Solitario’s Form 8-K filed on August 16, 2012)

10.19	Net smelter royalty agreement for purchase of a 2.4% NSR Royalty by Sandstorm for $10 million by and among MH-LLC, Solitario and Sandstorm dated June 11, 2012. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on June 13, 2012)

10.20	Amendment of the Mt. Hamilton LLC Operating Agreement dated June 28, 2012 between Solitario and DHI Minerals (US), Ltd. (incorporated by reference to Exhibit 99.3 to Solitario’s Form 8-K filed on July 2, 2012)

10.21	Purchase Agreement for a royalty buy-down by and among MH-LLC, Solitario Exploration & Royalty Corp. and Centennial, dated May 17, 2011 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on May 18, 2011)

10.22	Letter agreement between Solitario Exploration & Royalty Corp. and DHI with respect to the funding of the Purchase Price and related amendments to the MH-LLC Operating Agreement dated May 17, 2011 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on May 18, 2011)

10.23	Limited Liability Company Operating Agreement of Mt. Hamilton LLC between Solitario Exploration & Royalty Corp. and DHI Minerals (U.S.) Ltd. dated December 22, 2010 (incorporated by reference to Exhibit 99.2 to Solitario’s 8-K filed on December 28, 2010)

10.24	Limited Liability Company Contribution Agreement among Solitario Exploration & Royalty Corp., DHI Minerals (U.S.) Ltd. and Mt. Hamilton LLC dated December 22, 2010 (incorporated by reference to Exhibit 99.3 to Solitario’s 8-K filed on December 28, 2010)

10.25	Solitario Resources Corporation 2006 Stock Option Incentive Plan (As Amended), an amendment of the Solitario Resources Corporation 2006 Stock Option Incentive Plan (incorporated by reference to Exhibit A to Solitario's Proxy Statement Pursuant to Section 14(a) filed on April 30, 2007)

10.26	Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.27	Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

10.28	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.29	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.30	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.31	Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Bongará project in Peru between Minera Bongará S.A., Minera Solitario Peru S.A.C, Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.32	Shareholders Agreement relating to the Pedra Branca Project in Brazil, between Anglo Platinum Brasil, S.A. and Altoro Mineracao, LTDA and Pedra Branca do Brasil Mineração S.A. and Rustenburg Platinum Mines Limited and Solitario Resources Corporation dated April 24, 2007 (incorporated by reference to Exhibit 10.1 to Solitario's Form 8-K filed on October 4, 2007)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1*	Subsidiaries of Solitario Exploration & Royalty Corp.

23.1*	Consent of EKS&H LLLP

23.2*	Consent of SRK Consulting (U.S.) Inc.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

  * Filed herewith