Form 10-Q
period 2015-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2015-05-14
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2015

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

 There were 39,247,689 shares of $0.01 par value common stock outstanding as of May 13, 2015.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$329	$869
Investments in marketable equity securities, at fair value	1,710	2,308
Prepaid expenses and other	32	40
Total current assets	2,071	3,217

Mineral properties	14,987	14,660
Other assets	1,108	1,163
Total assets	$18,166	$19,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$354	$343
Current portion long-term debt, net of discount	4,915	4,861
Other	2	—
Total current liabilities	5,271	5,204

Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	6	55

Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (39,247,689 shares issued and outstanding at March 31, 2015 and December 31, 2014)	393	393
Additional paid-in capital	54,669	54,512
Accumulated deficit	(47,013)	(46,563)
Accumulated other comprehensive loss	(1,718)	(1,120)
Total Solitario shareholders’ equity	6,331	7,222
Noncontrolling interest	(442)	(441)
Total shareholders’ equity	5,889	6,781
Total liabilities and shareholders’ equity	$18,166	$19,040

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2015	2014
Costs, expenses and other:
Exploration expense	$25	$48
Depreciation and amortization	3	3
General and administrative	554	531
Gain on derivative instruments	(82)	(32)
Total costs, expenses and other	500	550
Other income (expense)
Gain on sale of marketable equity securities	—	300
Gain (loss) on warrant liability	49	(260)
Net loss of equity method investment	—	(125)
Total other income (expense)	49	(85)
Loss before income tax	(451)	(635)
Income tax benefit	—	100
Net loss	(451)	(535)
Less net loss attributable to noncontrolling interest	1	3
Net loss attributable to Solitario shareholders	$(450)	$(532)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	39,248	38,130

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2015	2014
Net loss attributable to Solitario shareholders, before other comprehensive loss	$(450)	$(535)
Other comprehensive income (loss)
Unrealized income (loss) on marketable equity securities, net of deferred taxes	(598)	186
Comprehensive loss	(1,048)	(349)
Loss (income) attributable to noncontrolling interests	1	3
Comprehensive loss attributable to Solitario shareholders	$(1,047)	$(346)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(451)	$(535)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(82)	(32)
Depreciation and amortization	3	3
Loss on equity method investment	—	125
(Gain) loss on warrant liability	(49)	260
Employee stock option expense	157	56
Deferred income tax benefit	—	(100)
Gain on equity security sales	—	(300)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8	69
Accounts payable and other current liabilities	11	(34)
Net cash used in operating activities	(403)	(488)
Investing activities:
Additions to mineral properties	(222)	(535)
Sale of derivative instruments	84	36
Proceeds from sale of marketable equity securities	—	350
Other assets, net	1	11
Net cash used in investing activities	(137)	(138)
Financing activities:
Proceeds from issuance of common stock	—	1,630
Short-term borrowing (net)	—	(802)
Payment to noncontrolling interest	—	(250)
Net cash provided by financing activities	—	578

Net decrease in cash and cash equivalents	(540)	(48)
Cash and cash equivalents, beginning of period	869	2,092
Cash and cash equivalents, end of period	$329	$2,044

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$66	$50

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$103	$103
Issuance of stock to noncontrolling interest	$—	$75
Issuance of stock to settle severance liability	$—	$45

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

 Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”) is a development stage company at March 31, 2015 under Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”), with a current focus on the Mt. Hamilton gold project located in Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its Initial Public Offering. Solitario has been actively involved in mineral exploration since 1993. In December 2010 Solitario signed the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (the “MH Agreement”) with DHI Minerals (U.S.) Ltd., (“DHI”) and formed Mt. Hamilton LLC (“MH-LLC”), the owner of the Mt. Hamilton project. DHI is a wholly-owned subsidiary of Ely Gold and Minerals, Inc. (“Ely”). Solitario may either develop the Mt. Hamilton project or otherwise enter into an arrangement to monetize its interest in the project through a sale of all or a part of that interest or other joint venture type of arrangement. However, Solitario has never developed a mineral property and the development of the Mt. Hamilton project would require a significant amount of outside capital.

In addition Solitario focuses on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Solitario acquires and holds a portfolio of exploration properties for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves. Solitario has recorded revenue in the past from the sale of mineral property and joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties have not been a significant source of revenue and would occur, if at all, on an infrequent basis in the future.

The accompanying interim condensed consolidated financial statements of Solitario for the three March 31, 2015 and 2014 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2015.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Basis of Presentation

The accompanying financial statements have been prepared assuming Solitario will continue as a going concern. As of March 31, 2015 Solitario has a working capital deficit of $3,200,000. As explained in more detail in Note 4, “Short-term Debt,” Solitario entered into a facility agreement (the “Facility Agreement”) with RMB Australia Holdings Limited (“RMBAH”) and RMB Resources, Inc., a Delaware corporation (“RMBR”) whereby Solitario has borrowed $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”). The RMB Loan is due on August 20, 2015. Solitario currently does not have sufficient liquidity to repay the RMB Loan when due raising substantial doubt about its ability to continue as a going concern. Management is currently in discussions to refinance the RMB Loan or raise additional funds from the sale of common shares, additional borrowing or the sale of assets to facilitate the repayment of the RMB Loan. There is no assurance that Solitario will be able to refinance the RMB Loan or raise sufficient funds on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the RMB Loan, Solitario will be in default if it is unable to repay the RMB loan when it is due on August 20, 2015. Should Solitario be in default, RMBAH has, among other rights, the right to foreclose on its security interest in certain assets of Solitario to satisfy its obligation.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries, controlled non-wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), and are expressed in US dollars.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral properties, with significant emphasis on Mt. Hamilton and the recoverability of its investment as well as the recoverability of mineral exploration properties and their future exploration potential; (ii) the fair value of Solitario's stock option grants to employees; (iii) the ability of Solitario to realize its deferred tax assets; (iv) the current portion of Solitario's investment in marketable equity securities; (v) the fair value of Solitario’s liability for warrants Solitario issued to RMBAH upon entering into the Facility Agreement

In performing its activities, Solitario has incurred certain costs for mineral properties. The recovery of these costs is ultimately dependent upon the sale of mineral property interests or the development of economically recoverable ore reserves and the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2015 and December 31, 2014 Solitario had concentrations of cash and cash equivalents in excess of federally insured amounts and cash in foreign banks, which are not covered under the federal deposit insurance rules for the United States.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815 "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and the RMB Warrants are recognized in the statement of operations in the period of the change.

Fair value

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents, short-term margin loans and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's marketable equity securities and the Kinross Gold Corporation (“Kinross”) calls are carried at their estimated fair value based on quoted market prices. See Note 7, “Fair Value” below.

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the Board of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes fair values are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in fair value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statements of operations.

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

Accounting for uncertainty in income taxes

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. These provisions of ASC 740 had no effect on Solitario's financial position or results of operations. See Note 8, “Income Taxes” below.

Earnings per share

The calculation of basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2015 and 2014. Potentially dilutive shares related to outstanding common stock options of 3,748,000 and 2,022,000 for the three months March 31, 2015 and 2014, respectively, and warrants issued to RMBAH to acquire 1,624,748 shares of common stock for the three months ended March 31, 2015 and 2014 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation”

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

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,	December 31,
	2015	2014
Development (United States)
Mt. Hamilton	$14,968	$14,641
Exploration
La Promesa (Peru)	5	5
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Peru)	3	3
Total exploration	19	19
Total mineral property	$14,987	$14,660

Mt. Hamilton

On February 22, 2012, Solitario earned an 80% interest in MH-LLC as a result of the completion of a feasibility study on the Mt. Hamilton project (the “Feasibility Study”) prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). In October 2014, SRK, on behalf of Solitario completed an updated feasibility study on the Mt. Hamilton project (the “Updated Feasibility Study”).

Solitario intends to monetize its interest in the Mt. Hamilton project, either through the sale of all or part of its interest in the project or through development of the project. Development of the project is subject to a number of factors including obtaining all necessary permits and availability of required capital, none of which is currently in place.

Capitalized costs

Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study, as detailed in the following table:

(in thousands)	Three months ended March 31,
	2015	2014
Development expenditures	$156	$ 485
Capitalized interest	169	153
Capitalized depreciation	2	8
Total capitalized costs	$ 327	$ 646

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Discontinued projects

Solitario did not record any mineral property write-downs during the three months ended March 31, 2015 or 2014.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2015	2014
Geologic and field expenses	$18	$26
Administrative	7	22
Total exploration costs	$25	$48

3. Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in accumulated other comprehensive income or loss within shareholders' equity, unless a decline in market value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statement of operations.

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	March 31, 2015	December 31, 2014
Marketable equity securities at fair value	$1,710	$2,308
Cost	1,869	1,869
Accumulated other comprehensive (loss) income for unrealized holding gains	(159)	439
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(1,559)	(1,559)
Accumulated other comprehensive income	$(1,718)	$(1,120)

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended March 31,
	2015	2014
Gross cash proceeds	$—	$350
Cost	—	50
Gross gain on sale included in earnings during the period	—	300
Deferred taxes on gross gain on sale included in earnings	—	(105)
Valuation allowance on deferred taxes on gross gain on sale included in earnings	—	105
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	—	(300)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	(598)	586
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	207	(204)
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	(207)	104
Net unrealized holding (loss) gain	(598)	486
Other comprehensive (loss) income from marketable equity securities	$(598)	$186

4.        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2015	2014
Deferred offering costs RMB Loan	$77	$126
Accumulated Mt. Hamilton advance royalty payments	900	900
Furniture and Fixtures, net of accumulated depreciation	58	63
Exploration bonds and other assets	73	74
Total other assets	$1,108	$1,163

In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Short-term debt,” below.

5.       Short-term Debt

RMB Facility Agreement

On August 10, 2012, Solitario entered into the Facility Agreement and has borrowed $5,000,000 from RMBAH under the RMB Loan. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB Warrants (defined below). Solitario also recorded deferred offering costs related to the RMB Loan. The warrant discount and deferred offering costs are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.28% at March 31, 2015. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance December 31, 2014	$5,000	$(139)	$4,861
Amortization of discount to interest cost	—	54	54
Ending balance March 31, 2015	$5,000	$(85)	4,915

UBS Short-term credit line

During the three months ended March 31, 2014 Solitario had a secured credit line agreement with UBS Bank, USA (“UBS”), which was secured by all of Solitario’s assets held in its UBS brokerage account. The UBS secured line of credit of $802,000 was paid off during the three months ended March 31, 2014.

Solitario recorded the following interest cost related to outstanding short-term debt:

(in thousands)	Three months ended March 31,
	2015	2014
RMB Loan interest
Interest paid in cash	$66	$46
Amortization of the RMB Warrants discount	54	54
Amortization of RMB deferred financing costs	49	49
Total interest expense related to the RMB Loan	169	149
UBS secured credit line	—	4
Total	$169	$153

During the three months ended March 31, 2015 and 2014, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative instruments

RMB Warrants

In August 2012, pursuant to the Facility Agreement, the Company issued 1,624,748 warrants to RMBAH (the “RMB Warrants”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. The RMB Warrants expire 36 months from their date of issuance and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. Solitario recorded a warrant discount, which it is amortizing on a straight-line basis. See Note 5, short-term debt, above.

Solitario has recorded a liability as of March 31, 2015 and December 31, 2014 of $6,000 and $55,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a gain on the RMB Warrants of $49,000 during the three months ended March 31, 2015 and a loss on the RMB Warrants of $260,000 during the three months ended March 31, 2014.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional liquidity on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change.

Solitario recorded the following gain loss on derivative instruments related to Kinross calls:

(in thousands)	Three months ended March 31,
	2015	2014
Shares of Kinross	180	130

Proceeds from sale of call	$84	$36
Gain on derivative instrument	82	29
Ending liability balance	$2	$7

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2015 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,710	$—	$—	$1,710
Liabilities
RMB warrants	—	6	—	6
Kinross calls	2			2

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

At March 31, 2015 and December 31, 2014, primarily as a result of the its net operating loss carry-forwards exceeding the built-in-gain in the value of Solitario's holdings of Kinross common stock recognized as other comprehensive income, Solitario has recorded a valuation allowance equal to the built-in gain on the value of its holdings of Kinross common stock.

During the three months ended March 31, 2015, Solitario recorded no deferred tax benefit as result of the valuation allowance discussed above. During the three months ended March 31, 2014, Solitario recorded a $100,000 deferred tax benefit in the statement of operations related to the release of valuation allowance for the deferred taxes expense of $100,000 in other comprehensive income related to net unrealized gains of $286,000 on marketable equity securities.

9. Employee stock compensation plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three months ended March 31, 2015 and 2014, Solitario recorded $157,000 and $56,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to Directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

There were no new options granted during the three months ended March 31, 2015 and 2014 under the 2006 Plan. No options were exercised during the three months ended March 31, 2015 or 2014.

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

There were no stock awards or exercises of options under the 2013 plan during the three months ended March 31, 2015. During the three months ended March 31, 2014, Solitario granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two employees as part of their severance pay upon the employees’ termination from the Company. There were no other stock awards or exercises of options under the 2013 Plan during the three months ended March 31, 2014.

10.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2014	39,247,689	$393	$54,512	$(46,563)	$(1,120)	$7,222	$(441)	$6,781

Stock option expense	—	—	157	—	—	157	—	157
Net loss	—	—	—	(450)	—	(450)	(1)	(451)
Net unrealized gain on marketable equity securities	—	—	—	—	(598)	(598)	—	(598)
Balance at March 31, 2015	39,247,689	$393	$54,669	$(47,013)	$(1,718)	$6,331	$(442)	$5,889

11.       Segment Reporting

Solitario operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.” The following summarizes Solitario segment activity for the three months ended March 31, 2015 and 2014:

(in thousands)	Three months ended March 31, 2015
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$—	$25	$—	$25
Interest expense (1)	—	—	—	—
Other	—	10	416	426
Pre-tax loss	$—	$35	$416	$451
Total assets (2)	$16,257	$54	$1,856	$18,167
Capital Expenditures	$327	$—	$—	$327

(1)	Interest cost of $169 and depreciation of $2 have been capitalized to Mt. Hamilton mineral properties.
(2)	Corporate and other total assets include investment in marketable equity securities of $1,710.

(in thousands)	Three months ended March 31, 2014
	Mt Hamilton	Exploration	Corporate and Other	Consolidated
Exploration expense	$—	$48	$—	$48
Interest expense (4)	—	—	—	—
Other (3)	—	135	452	587
Pre-tax loss	$—	$183	$452	$635
Total assets (5)(6)	$15,009	$346	$4,715	$20,070
Capital Expenditures (4)	$646	$—	$—	$646

(3)	Exploration other includes loss on unconsolidated subsidiary of $125.
(4)	Interest cost of $153 and depreciation of $8 have been capitalized to Mt. Hamilton mineral properties.
(5)	Exploration total assets include investment in unconsolidated subsidiary of $28.
(6)	Corporate and other total assets include investment in marketable equity securities of $4,210.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2014 and 2013, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2014. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are a development stage company with a focus on the development of the Mt. Hamilton project, the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We have an 80% interest in the Mt. Hamilton project and may attempt to develop the Mt. Hamilton project, subject to a number of factors including obtaining all necessary permits and availability of required capital, none of which is currently in place. We may also explore other manners to monetize our interest in the Mt. Hamilton project, including divesting all or a portion of our interest in the project. In addition, we acquire and hold a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.

The accompanying financial statements have been prepared assuming we will continue as a going concern. As of March 31, 2015 we have a working capital deficit of $3,200,000. As explained in more detail in Note 4, “Short-term Debt,” to the condensed consolidated financial statements above, we entered into the Facility Agreement with RMBAH and RMBR whereby we borrowed $5,000,000 from RMBAH (with any amounts outstanding being previously defined as RMB Loan). The RMB Loan is due in August 2015. We currently do not have sufficient liquidity to repay the RMB Loan when due which raises significant doubt about our ability to continue as a going concern. Our management is currently in discussions to refinance the RMB Loan or to raise additional funds from the sale of common shares, additional borrowing or the sale of assets to facilitate the repayment of the RMB Loan. There is no assurance that we will be able to raise sufficient funds to refinance the RMB Loan on acceptable terms. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the RMB Loan, we will be in default if it is unable to repay the RMB Loan when it is due in August 2015. Should we be in default, RMBAH has, among other rights, the right foreclose on its security interest in certain Solitario assets to satisfy its obligation.

(b) Results of Operations

Comparison of the quarter ended March 31, 2015 to the quarter ended March 31, 2014

We had a net loss attributable to Solitario shareholders of $450,000 or $0.01 per basic and diluted share for the three months ended March 31, 2015 compared to $532,000 or $0.01 per basic and diluted share for the three months ended March 31, 2014. As explained in more detail below, the primary reason for the decrease in the loss in the three months ended March 31, 2015 compared to the loss in the first three months of 2014 was (i) elimination of the net loss of equity method investment to during the three months ended March 31, 2015 compared to a loss of $125,000 during the three months ended March 31, 2014, (ii) a reduction in our exploration expense during the three months ended March 31, 2015 to $25,000 compared to exploration expense of $48,000 during the three months ended March 31, 2014, (iii) a gain on warrant liability of $49,000 during the three months ended March 31, 2015 compared to a loss on warrant liability of $260,000 during the three months ended March 31, 2014 and (iv) an increase in the gain on derivative instruments to $85,000 during the three months ended March 31, 2015 compared to a gain on derivative instruments of $32,000 during the three months ended March 31, 2014. These were partially offset by (i) no sales of marketable equity securities during the three months ended March 31, 2015 compared to a gain of $300,000 during the three months ended March 31, 2014, (ii) an increase in our general and administrative expenses to $554,000 during the three months ended March 31, 2015 compared to $531,000 during the three months ended March 31, 2014, and (iii) no tax benefit recorded during the three months ended March 31, 2015 compared to and income tax benefit of $100,000 during the three months ended March 31, 2014 for the release of a portion of the valuation allowance on our other comprehensive income during the three months ended March 31, 2014. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $25,000 during the three months ended March 31, 2015 compared to exploration expense of $48,000 during the three months ended March 31, 2014. We further reduced our exploration activities in Peru and Mexico during three months ended March 31, 2015, and have only one contract geologist in each of Peru and Mexico, performing limited exploration activity including care and maintenance of our existing exploration projects. We have no exploration costs related to Mt. Hamilton as all of our activities are development related. During the three months ended March 31, 2015 and 2014 we capitalized $156,000 and $485,000, respectively, of development costs at our Mt. Hamilton project and we capitalized 2,000 and $8,000, respectively of depreciation to Mt. Hamilton during the three months ended March 31, 2015 and 2014. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. Until the completion of the development of our Mt. Hamilton project, we anticipate our future exploration activities will remain at a reduced level during the remainder of 2015 and will be comparable to our exploration activities during 2014. Our 2015 budget for the Mt. Hamilton project is approximately $732,000 in expenditures, subject to available financial resources, all of which we anticipate we will capitalize. We also have budgeted approximately $390,000 for leasehold acquisition and earn-in payments for Mt. Hamilton during 2015, which we also anticipate will also be capitalized.

Exploration expense (in thousands) by project for the three months ended March 31, 2015 and 2014 consisted of the following:

	March 31,	March 31,
Project Name	2015	2014
Bongará	$10	$—
Pachuca	3	6
Reconnaissance	12	42
Total exploration expense	$25	$48

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI currently owns a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $1,000 and $3,000, respectively, for DHI’s share of the losses at MH-LLC during the three months ended March 31, 2015 and 2014. Because we capitalize our costs related to the Mt. Hamilton project, the losses at MH-LLC have been a minimal amount of certain administrative, non-development costs with a concurrent reduction in the noncontrolling interest credit. We do not anticipate recording any significant credits for losses attributable to noncontrolling interest for the remainder of 2015.

General and administrative costs, excluding stock option compensation costs discussed below, were $397,000 during the three months ended March 31, 2015 compared to $475,000 during the three months ended March 31, 2014. The major components of these costs were related to (i) salaries and benefit expense during the first three months of 2015 of $239,000 compared to salaries and benefits expense of $215,000 in the same period of 2014; (ii) legal and accounting expenditures of $41,000 in the first three months of 2015 compared to $58,000 in the first three months of 2014; and (iii) travel and shareholder relation costs of $93,000 during the first three months of 2015 compared $176,000 during the first three months of 2014, which were increased during the first three months of 2014 due to additional expense related to a private placement of 1,600,000 shares of our common stock for gross proceeds of $1,680,000.

Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $157,000 during the three months ended March 31, 2015 compared $56,000 during the three months ended March 31, 2014, which increased as a result of increased vesting of options previously granted during 2014. We anticipate our full year general and administrative costs will be less during 2015 compared to 2014 primarily as a result of reductions in activities in our Latin American exploration operations and planned reductions in other administrative costs.

During the three months ended March 31, 2014 we sold 70,000 shares of Kinross for net proceeds of $350,000 and recorded a gain on sale of $300,000. During the three months ended March 31, 2015 we did not sell any shares of Kinross. We have estimated we will sell all of our remaining 480,000 shares of Kinross during 2015, and we have recorded our 15,732,274 shares of Ely as part of our current assets of marketable equity securities of $1,710,000 at March 31, 2015. See also "Liquidity and Capital Resources," below.

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations based upon a Black-Scholes model. Solitario recorded a gain on the RMB Warrants of $49,000 for the three months ended March 31, 2015 compared to a loss on the RMB Warrants of $260,000 for the three months ended March 31, 2014. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2015 and 2014, we recorded no property impairments.

At March 31, 2015 and 2014 our net operating loss carry-forwards exceeding our built in gains on marketable equity securities and we are in a net tax asset position and we provide a valuation allowance for all deferred taxes. Accordingly we did not record any income tax benefits related to the tax losses generated during the three months ended March 31, 2015. However during the three months ended March 31, 2014 we recorded $100,000 of deferred tax benefit in the statement of operations for the release of a portion of the valuation allowance against our deferred tax assets on our built-in tax gains in other comprehensive income, related to our net other comprehensive income of $286,000 during the three months ended March 31, 2014. As a result of a portion of development costs at Mt. Hamilton being currently deductible for United States income tax purposes and incurring United States general and administrative costs, we anticipate we will not have currently payable income taxes during 2015. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru and Mexico. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Short-term debt

See a summary of our short-term debt in Note 5 “Short-term debt” to the unaudited condensed consolidated financial statements.

RMB Facility Agreement

As of March 31, 2015 and December 31, 2014 we owed $5,000,000 under the RMB Loan. We may not borrow any additional funds under the Facility Agreement. The RMB Loan is due on August 21, 2015 and we currently do not have sufficient liquidity to repay the RMB Loan, as discussed above under “Business Overview and Summary.” During the three months ended March 31, 2015 we paid $66,000 in cash for interest on the RMB Loan. In addition we recorded $49,000 to interest cost for the amortization of deferred offering costs related to the RMB Loan and we recorded $54,000 to interest costs related to the amortization of the RMB Warrants. All of these interest costs were capitalized to mineral property. During the three months ended March 31, 2014 we paid $46,000 in cash for interest on the RMB Loan, we incurred $49,000 in interest cost for the amortization of deferred offering costs related to the RMB Loan and we incurred $54,000 of interest cost related to the warrant discount associated with the RMB Warrants issued in connection with the Facility Agreement. There is no assurance that we will be able to raise sufficient funds to refinance the RMB Loan on acceptable terms. Under the terms of the RMB Loan, we will be in default if it is unable to repay the RMB Loan when it is due in August 2015. Should we be in default, RMBAH has, among other rights, the right foreclose on its security interest in certain Solitario assets to satisfy its obligation.

RMB Warrants

Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of March 31, 2015 the RMB Warrants have an estimated fair value of approximately $6,000 based upon a Black-Scholes model and we recorded a gain of $49,000 on the fair value of the RMB Warrants during the three months ended March 31, 2015. We currently do not expect RMBAH to exercise any of these warrants during 2015.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 480,000 shares of Kinross common stock at March 31, 2015. The Kinross shares are recorded at their fair value of $1,075,000 at March 31, 2015. We did not sell any Kinross shares during the three months ended March 31, 2015. As of May 11, 2015 we own 370,000 shares of Kinross with a value of $928,000 based upon the closing price of Kinross of $2.51 per share as quoted on the NYSE. As of May 11, 2015, the price of Kinross common stock was $2.51, which is below our assumed price of $3.00 for 2015 budgeting purposes. Accordingly, we have taken steps to reduce certain administrative expenditures. Any change in the market value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $3.62 per share to a low of $2.28 per share during the three months ended March 31, 2015.

In addition we own other marketable equity securities with a fair value of $635,000 as of March 31, 2015. Included in these securities are 15,732,274 shares of Ely classified as available for sale and recorded at their fair market value of $622,000 at March 31, 2015. We have classified all of our marketable equity securities as a current asset based upon or plan to sell these securities during the remainder of 2015, pending any refinance of the RMB Loan discussed above. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. We recorded a loss on marketable equity securities in other comprehensive income of $598,000 during the three months ended March 31, 2015.

Working Capital

We had negative working capital of $3,200,000 at March 31, 2015 compared to a negative working capital of $1,987,000 as of December 31, 2014. Our working capital at March 31, 2015 consists primarily of our cash and cash equivalents and our investment in marketable equity securities of $1,710,000, less our accounts payable of $354,000 and the RMB Loan of $4,915,000, discussed above under “RMB Facility Agreement.” We currently do not have sufficient liquidity to repay the RMB Loan when due. There is no assurance that we will be able to raise sufficient funds to refinance the RMB Loan on acceptable terms. Under the terms of the RMB Loan, we will be in default if it is unable to repay the RMB Loan when it is due in August 2015.

Cash and cash equivalents were $329,000 as of March 31, 2015 compared to $869,000 at December 31, 2014. As of March 31, 2015, our cash balances along with our investment in marketable equity securities are not adequate to fund our expected expenditures over the next year, including our planned 2015 development and payment obligations related to MH-LLC and the Mt. Hamilton project. See Note 1, “Basis of Presentation” to the condensed consolidated financial statements for further discussion of our plan to meet our obligations during the coming year.

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

Stock-Based Compensation Plans

During the three months ended March 31, 2015 and 2014 no options were granted or exercised from the 2006 Plan. During the three months ended March 31, 2015 there were no stock awards granted or exercised. During the three months ended March 31, 2015 we granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two employees as part of the severance pay upon the employees’ termination from the company. We recorded a credit to common additional paid-in capital upon the issuance of the shares under the 2013 Plan. There were no other stock awards or exercises of options under the 2013 plan during the three months ended March 31, 2014. Options for 198,000 shares at a price of Cdn$2.40 per share from the 2006 Plan expire on May 15, 2015. None of our remaining outstanding options from the 2006 Plan or the 2013 Plan expire during 2015. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2015.

Sale of common stock

There were no sales of our common stock during the three months ended March 31, 2015. On February 28, 2014 we sold 1,600,000 shares of our common stock in a private placement for gross proceeds of $1,680,000 (the “Offering”). Solitario retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering.

(e) Cash Flows

Net cash used in operations during the first three months of 2015 decreased to $403,000 compared to $488,000 for the first three months of 2014 primarily as a result of the reduction in exploration expenses and a reduction non-stock option general and administrative expenses during the first three months of 2015 compared the same period of 2014. Based upon projected expenditures in our 2015 budget, we anticipate continued use of funds from operations through the remainder of 2015. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $137,000 in cash from investing activities during the three months ended March 31, 2015 compared to the use of $138,000 in cash from investing activities during the three months ended March 31, 2014. There was a reduction in the cash investing expenditures on mineral properties in 2015 compared to 2014, primarily related to our Mt. Hamilton project where we completed the updated feasibility study in October 2014 and as of December 31, 2014 we have received the majority of the required permits to begin construction. This reduced the level of permitting and development work at Mt. Hamilton in the first three months of 2015 compared to the same period of 2014, when we were working on both the updated feasibility and obtaining various permits. This decrease in cash used during 2014 was partially offset by a decrease in proceeds from the sale of Kinross stock during the first three months of 2014 of $350,000 compared to the first three months of 2015, when there were no sales of Kinross. Although we anticipate continued capitalization of expenditures at Mt. Hamilton during the remainder of 2015 as discussed above under “Liquidity and Capital Resources,” we expect the amount of capitalized costs during 2015 will be less than the amounts capitalized during 2014, pending the completion of the significant amount of financing necessary for the development of Mt. Hamilton, for which we can provide no assurance that we will complete such financing. See “Liquidity and financial resources” above.

There was no net cash provided from financing activities for the three months ended March 31, 2015 compared to $578,000 for the same period of 2014 when we received the proceeds from the 2014 Offering of $1,630,000 less the repayment of $802,000 of our short-term borrowing and paid the last required payment to the non-controlling partner as part of our earn-in to Mt. Hamilton. We may obtain cash from financing activities during the remainder of 2015 in the form of either debt or equity financing. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of March 31, 2015 and December 31, 2014 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

There have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2015 and 2014.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2015, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of March 31, 2015, and for the three months ended March 31, 2015, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

There are no recent accounting pronouncements, adopted in the three months ended March 31, 2015 or issued by the FASB during the first three months of 2015 that would have a material impact upon Solitario.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our ability refinance the RMB Loan or to raise additional funds from the sale of common shares, additional borrowing or the sale of assets to facilitate the repayment of the RMB Loan.
•	Our ability to fund the on-going permitting and development activities at our Mt. Hamilton project and our other projects, or to otherwise execute on a transaction or relationship that allows us to monetize our interest in the Mt. Hamilton project or other on-going assets and projects;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our estimates of fair value of our investment in shares of Kinross and Ely;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

May 13, 2015 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith