Form 10-Q
period 2015-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2015-08-11
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2015

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

 There were 39,314,189 shares of $0.01 par value common stock outstanding as of August 10, 2015.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64	$869
Investments in marketable equity securities, at fair value	1,125	2,308
Prepaid expenses and other	49	40
Total current assets	1,238	3,217

Mineral properties	15,685	14,660
Other assets	1,156	1,163
Total assets	$18,079	$19,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$450	$343
Current portion long-term debt, net of discount	4,969	4,861
Other	1	—
Total current liabilities	5,420	5,204

Deferred gain on sale of mineral property	7,000	7,000
Warrant liability	34	55

Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (39,314,189 and 39,347,689, respectively, shares issued and outstanding at June 30, 2015 and December 31, 2014)	393	393
Additional paid-in capital	54,876	54,512
Accumulated deficit	(47,154)	(46,563)
Accumulated other comprehensive loss	(2,147)	(1,120)
Total Solitario shareholders’ equity	5,968	7,222
Noncontrolling interest	(343)	(441)
Total shareholders’ equity	5,625	6,781
Total liabilities and shareholders’ equity	$18,079	$19,040

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Costs, expenses and other:
Exploration expense	$7	$136	$32	$184
Depreciation and amortization	2	5	5	8
General and administrative	478	404	1,032	935
Gain on derivative instruments	(1)	(7)	(83)	(39)
Property abandonment and impairment	—	20	—	20
Interest income	(1)	(1)	(1)	(1)
Total costs, expenses and other	485	557	985	1,107
Other income (expense)
Gain on sale of marketable equity securities	364	103	364	403
Gain on sale of other assets	7	—	7	—
Gain (loss) on warrant liability	(28)	41	21	(219)
Net loss of equity method investment	—	(28)	—	(153)
Total other income (expense)	343	116	392	31
Loss before income tax	(142)	(441)	(593)	(1,076)
Income tax expense	—	(100)	—	—
Net loss	(142)	(541)	(593)	(1,076)
Less net loss attributable to noncontrolling interest	1	2	2	5
Net loss attributable to Solitario shareholders	$(141)	$(539)	$(591)	$(1,071)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	39,273	39,228	39,260	38,616

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net loss attributable to Solitario shareholders, before other comprehensive loss	$(142)	$(541)	$(593)	$(1,076)
Other comprehensive income (loss)
Unrealized loss on marketable equity securities, net of deferred taxes	(429)	(368)	(1,027)	(182)
Comprehensive loss	(571)	(909)	(1,620)	(1,258)
Loss attributable to noncontrolling interests	1	2	2	5
Comprehensive loss attributable to Solitario shareholders	$(570)	$(907)	$(1,618)	$(1,253)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(593)	$(1,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(83)	(39)
Depreciation and amortization	5	8
Loss on equity method investment	—	153
(Gain) loss on warrant liability	(21)	219
Employee stock option expense	313	111
Accrued interest income	(2)	—
Property abandonment and impairment	—	20
Gain on equity security and asset sales	(371)	(403)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9)	85
Accounts payable and other current liabilities	108	(42)
Net cash used in operating activities	(653)	(964)
Investing activities:
Additions to mineral properties	(763)	(999)
Sale of derivative instruments	84	36
Proceeds from sale of marketable equity securities	519	473
Other assets, net	8	10
Net cash used in investing activities	(152)	(480)
Financing activities:
Proceeds from issuance of common stock	—	1,630
Short-term borrowing (net)	—	(802)
Payment to noncontrolling interest	—	(250)
Net cash provided by financing activities	—	578

Net decrease in cash and cash equivalents	(805)	(866)
Cash and cash equivalents, beginning of period	869	2,092
Cash and cash equivalents, end of period	$64	$1,226

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$133	$96

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$206	$206
Loan to non-controlling interest	$100	$—
Issuance of stock to noncontrolling interest	$—	$76
Issuance of stock for mineral property	$51	$38
Issuance of stock to settle severance liability	$—	$45

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Recent Developments

On June 10, 2015 Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”), along with DHI Minerals (U.S.) Ltd. (“DHI”), entered into a definitive agreement (the “Agreement”) to sell their combined interests in the Mt. Hamilton gold project (“Mt. Hamilton”) to Waterton Nevada Splitter, LLC, a wholly-owned subsidiary of Waterton Precious Metals Fund II Cayman, LP (collectively, “Waterton”), for total cash proceeds of US$30 million (the “Transaction”). Under the terms of the Transaction, Solitario will sell its 80% interest in Mt. Hamilton LLC (“MH-LLC”), a limited liability company which holds 100% of the Mt. Hamilton project assets, and DHI will sell its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely Gold and Minerals, Inc. (“Ely”). As a result, on closing of the Transaction, Solitario would be entitled to gross cash proceeds of US$24 million and Ely would be entitled to gross cash proceeds of US$6 million. Costs and fees related to the Transaction, including any income taxes, broker fees and professional service fees, will reduce the net amount received by Solitario and DHI. The Transaction is structured as the sale of Solitario’s and DHI’s combined membership interests in MH-LLC. Completion of the Transaction is subject to the satisfaction of various conditions precedent, including the approval of the holders of a majority of Solitario’s outstanding shares of common stock, as well as customary closing conditions, including regulatory approvals. Solitario’s shareholder meeting is scheduled for August 14, 2015, with the closing of the Transaction, assuming it is approved by Solitario shareholders, and assuming all closing conditions of the Agreement are met, is expected to occur as soon as practical after Solitario’s shareholder meeting.

As explained in more detail in Note 5, “Short-term Debt,” Solitario entered into a facility agreement (the “Facility Agreement”) with RMB Australia Holdings Limited (“RMBAH”) and RMB Resources, Inc., a Delaware corporation (“RMBR”) whereby Solitario has borrowed $5,000,000 from RMBAH (with any amounts outstanding collectively being the “RMB Loan”). Concurrent with the execution of the Agreement, Waterton and Solitario entered into a letter agreement whereby Waterton has committed to provide Solitario, at Solitario’s request, with a loan through a standby debt facility (the “Standby Debt Facility”) in an amount necessary to repay the RMB Loan due on September 30, 2015. If Solitario elects to enter into the facility, completion of the Standby Debt Facility is conditional on Solitario being in compliance with all terms of the Agreement, providing security over Solitario’s assets which is substantially similar to the security provided under the Facility Agreement, and completion of necessary documentation. The indebtedness would be secured by Solitario’s interest in MH-LLC as well as other corporate assets, have a six-month term and earn interest at 8% per annum. Waterton will also be entitled to a 2% structuring fee should Solitario exercise its right to enter into the Standby Debt Facility.

On August 5, 2015, Solitario entered into an agreement with RMBAH to extend the maturity date of the RMB Loan from August 21, 2015 to September 30, 2015 (the “RMB Loan Extension”). In consideration for entering into the RMB Loan Extension, Solitario paid RMBAH an extension fee of $50,000 and agreed to extend the terms of warrants issued to RMBAH to acquire 1,624,748 shares of Solitario common stock from August 21, 2015 to August 21, 2016. All other terms of the Facility Agreement, the RMB Loan and warrants remained the same.

Business and company formation

 Solitario is a development stage company at June 30, 2015 under Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”), with a recent focus on the Mt. Hamilton gold project located in Nevada. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its Initial Public Offering. Solitario has been actively involved in mineral exploration since 1993. In December 2010 Solitario signed the Limited Liability Company Operating Agreement of Mt. Hamilton LLC (the “MH Agreement”) with DHI and formed MH-LLC, the owner of the Mt. Hamilton project. Prior to entering into the Agreement, Solitario was primarily focused on the development of the Mt. Hamilton project. However, Solitario has never developed a mineral property and the development of the Mt. Hamilton project would require a significant amount of outside capital. In addition to its activities at Mt. Hamilton, including the proposed Transaction, Solitario also acquires and holds a portfolio of exploration properties for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves.

However, if the proposed Transaction is approved by Solitario shareholders and the Transaction closes, Solitario intends to shift its primary focus from the development of the Mt. Hamilton project to the furtherance of its other assets and to Solitario’s historical focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. However there can be no assurance that the Transaction will close.

Solitario has recorded revenue in the past from the sale of mineral property and joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties have not been a significant source of revenue and would occur, if at all, on an infrequent basis in the future.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2015 and 2014 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2015.

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

Basis of Presentation

The accompanying financial statements have been prepared assuming Solitario will continue as a going concern. As of June 30, 2015 Solitario has a working capital deficit of $4,182,000. The RMB Loan is due on September 30, 2015. Solitario currently does not have sufficient liquidity to repay the RMB Loan when due raising substantial doubt about its ability to continue as a going concern. Pursuant to the Agreement, if the Transaction closes, Solitario expects to use a portion of the funds from the Transaction to repay the RMB Loan. In the event the Transaction is delayed, Solitario may enter into negotiations for the Standby Debt Facility, however there can be no assurance that the Transaction will close or that funds will be available from Standby Debt Facility in time to repay RMB Loan. If the Transaction does not close and Solitario does not obtain adequate funds from the Standby Debt Facility there can be no assurance that Solitario will be able to raise sufficient outside funds on acceptable terms in order to repay the RMB Loan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the RMB Loan, Solitario will be in default if it is unable to repay the RMB loan when it is due on September 30, 2015. Should Solitario be in default, RMBAH has, among other rights, the right to foreclose on its security interest in certain assets of Solitario to satisfy its obligation.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral properties, with significant emphasis on Mt. Hamilton and the recoverability of its investment as well as the recoverability of mineral exploration properties and their future exploration potential; (ii) the fair value of Solitario's stock option grants to employees; (iii) the fair value of Solitario's investment in marketable equity securities; (iv) the fair value of Solitario’s liability for warrants Solitario issued to RMBAH upon entering into the Facility Agreement

In performing its activities, Solitario has incurred certain costs for mineral properties. The recovery of these costs is ultimately dependent upon the sale of mineral property interests or the development of economically recoverable ore reserves and the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

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

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the Board of Directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes fair values are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in fair value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statements of operations.

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

Earnings per share

The calculation of basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 20, 2015 and 2014. Potentially dilutive shares related to outstanding common stock options of 3,748,000 and 1,758,000 for the three and six months June 30, 2015 and 2014, respectively, and warrants issued to RMBAH to acquire 1,624,748 shares of common stock for the three and six months ended June 31, 2015 and 2014 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	June 30,	December 31,
	2015	2014
Development (United States)
Mt. Hamilton	$15,666	$14,641
Exploration
La Promesa (Peru)	5	5
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Peru)	3	3
Total exploration	19	19
Total mineral property	$15,685	$14,660

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

Solitario intends to monetize its interest in the Mt. Hamilton project, either through the Transaction or, if the Transaction does not close, through the sale of all or part of its interest in the project to another party, through another form of strategic transaction or relationship, or potentially through development of the project. Development of the project is subject to a number of factors including obtaining all necessary permits and availability of required capital, none of which is currently in place.

Capitalized costs

Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. Capitalization of costs for the three and six months ended June 30, 2015 and 2014 is detailed in the following table:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Development expenditures	$335	$355	$491	$840
Capitalized interest	170	149	339	302
Property payments	190	100	190	100
Capitalized depreciation	3	8	5	16
Total capitalized costs	$698	$612	$1,025	$1,258

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Discontinued projects

Solitario did not record any mineral property write-downs during the three and six months ended June 30, 2015. Solitario recorded $20,000 of mineral property write-downs during the three and six months ended June 30, 2014 related to its Pachuca silver property in Mexico.

During the second quarter of 2015, Solitario terminated its joint venture with Anglo Platinum Ltd., “(Anglo”) on Pedra Branca Mineracao, Ltd. (PBM), the owner of the Pedra Branca project in Brazil. Solitario had accounted for its interest in PBM on the equity method and had no remaining recorded value in PBM as of December 31, 2014 and June 30, 2015. Solitario retains a 1% royalty on the Pedra Branca project, for which Solitario has no other ownership interest. Solitario has no capital cost recorded with regard to Pedra Branca as of June 30, 2015 or December 31, 2014.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Geologic and field expenses	$(3)	$112	$15	$138
Administrative	10	24	17	46
Total exploration costs	$7	$136	$32	$184

During the three months ended June 30, 2015, Solitario received a refund of $19,000 for previously paid value added taxes in Peru, related to prior year exploration, which accounted for the net credit in geologic and field expenses during that period. No similar amounts were received in prior years.

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	June 30, 2015	December 31, 2014
Marketable equity securities at fair value	$1,125	$2,308
Cost	1,713	1,869
Accumulated other comprehensive (loss) income for unrealized holding gains	(588)	439
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(1,559)	(1,559)
Accumulated other comprehensive loss	$(2,147)	$(1,120)

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended June 30,	Six months ended June 30,

	2015	2014	2015	2014
Gross cash proceeds	$519	$123	$519	$473
Cost	155	20	155	70
Gross gain on sale included in earnings during the period	364	103	364	403
Deferred taxes on gross gain on sale included in earnings	(126)	(35)	(126)	(140)
Valuation allowance on deferred taxes on gross gain on sale included in earnings	126	35	126	140
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(364)	(103)	(364)	(403)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	(65)	(365)	(663)	221
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	23	(128)	230	(76)
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	(23)	28	(230)	76
Net unrealized holding (loss) gain	(65)	(265)	(663)	221
Other comprehensive loss from marketable equity securities	$(429)	$(368)	$(1,027)	$(182)

4.        Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2015	2014
Deferred offering costs RMB Loan	$28	$126
Accumulated Mt. Hamilton advance royalty payments	900	900
Furniture and Fixtures, net of accumulated depreciation	53	63
Loan to non-controlling interest	102	—
Exploration bonds and other assets	73	74
Total other assets	$1,156	$1,163

In connection with the RMB Loan, Solitario recorded deferred offering costs that are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Short-term debt,” below.

As part of the MH-Agreement, DHI elected to have Solitario fund DHI’s portion of ongoing costs at Mt. Hamilton through a loan to DHI with an interest rate of 8% (the “DHI Loan”). The DHI Loan is payable from 80% of DHI’s share of cash distributions from MH-LLC or from DHI share of proceeds from the Transaction. During the three and six months ended June 30, 2015, Solitario advanced $100,000 as a noncontrolling interest contribution in the equity section of the balance sheet and Solitario recorded $2,000 of interest income on the DHI Loan. The DHI loan is recorded as other assets at June 30, 2015.

5.       Short-term Debt

RMB Facility Agreement

On August 10, 2012, Solitario entered into the Facility Agreement and has borrowed $5,000,000 from RMBAH under the RMB Loan. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB Warrants (defined below). Solitario also recorded deferred offering costs related to the RMB Loan. The warrant discount and deferred offering costs are being amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. Subsequent to June 30, 2015, in connection with the RMB Loan Extension discussed above, the RMB Loan is due on September 30, 2015. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.28% at June 30, 2015. The RMB Loan may be repaid at any time without penalty. Any amounts repaid may not be redrawn under the Facility Agreement. The RMB Loan is secured by a lien on Solitario’s 80% interest in MH-LLC as well as a general security interest in Solitario’s remaining assets.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance December 31, 2014	$5,000	$(139)	$4,861
Amortization of discount to interest cost	—	108	108
Ending balance June 30, 2015	$5,000	$(31)	4,969

UBS Short-term credit line

During the six months ended June 30, 2014 Solitario had a secured credit line agreement with UBS Bank, USA (“UBS”), which was secured by all of Solitario’s assets held in its UBS brokerage account. The UBS secured line of credit of $802,000 was paid off during the six months ended June 30, 2014.

Solitario recorded the following interest cost related to outstanding short-term debt:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
RMB Loan interest
Interest paid in cash	$67	$46	$133	$96
Amortization of the RMB Warrants discount	54	54	108	108
Amortization of RMB deferred financing costs	49	49	98	98
Total interest expense related to the RMB Loan	170	149	339	302
UBS secured credit line	—	—	—	4
Total	$170	$149	$339	$306

During the three and six months ended June 30, 2015 and 2014, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative instruments

RMB Warrants

In August 2012, pursuant to the Facility Agreement, the Company issued 1,624,748 warrants to RMBAH (the “RMB Warrants”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As amended, the RMB Warrants expire on August 21, 2016, and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. Solitario recorded a warrant discount at the time it entered into the Facility Agreement, which it is amortizing on a straight-line basis. See Note 5, short-term debt, above.

Solitario has recorded a liability as of June 30, 2015 and December 31, 2014 of $34,000 and $55,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a loss of $28,000 and a gain of $21,000, respectively, on the RMB Warrants during the three and six months ended June 30, 2015 and a gain of $41,000 and a loss of $219,000, respectively, on the RMB Warrants during the three and six months ended June 30, 2014.

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

Solitario recorded the following gain loss on derivative instruments related to Kinross calls:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gain on derivative instrument	1	7	83	36

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and six months ended June 31, 2015 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,125	$—	$—	$1,125
Liabilities
Kinross calls	1	—	—	1
RMB warrants	—	34	—	34

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

At June 30, 2015 and December 31, 2014, primarily as a result of the its net operating loss carry-forwards exceeding the any accumulated deferred tax liabilities, Solitario has recorded a valuation allowance equal to its net deferred tax assets..

During the three and six months ended June 30, 2015, and during the six months ended June 30, 2014, Solitario recorded no deferred tax benefit as result of the valuation allowance discussed above. During the three months ended June 30, 2014, Solitario recorded a $100,000 deferred tax expense in the statement of operations related to the reversal of a prior recorded deferred tax benefit, as Solitario no longer expected to have gains in other comprehensive income and was recording a valuation allowance against that prior recorded deferred tax benefit.

9. Employee stock compensation plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and six months ended June 30, 2015 Solitario recorded $157,000 and $313,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. During the three and six months ended June 30, 2014 Solitario recorded $55,000 and $111,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

There were no new options granted during the three and six months ended June 30, 2015 and 2014 under the 2006 Plan. No options were exercised during the three and six months ended June 30, 2015 or 2014.

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

There were no stock awards or exercises of options under the 2013 Plan during the three and six months ended June 30, 2015. During the three months ended June 30, 2014, there were no stock awards or exercises of options under the 2013 Plan. During the six months ended June 30, 2014, Solitario granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two employees as part of their severance pay upon the employees’ termination from the Company. There were no exercises of options under the 2013 Plan during the six months ended June 30, 2014.

10.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2014	39,247,689	$393	$54,512	$(46,563)	$(1,120)	$7,222	$(441)	$6,781
Stock option expense	—	—	157	—	—	157	—	157
Net loss	—	—	—	(450)	—	(450)	(1)	(451)
Net unrealized loss on marketable equity securities	—	—	—	—	(598)	(598)	—	(598)
Balance at March 31, 2015	39,247,689	$393	$54,669	$(47,013)	$(1,718)	$6,331	$(442)	$5,889

Issuance of shares for mineral property	66,500	—	51	—	—	51	—	51
Stock option expense	—	—	156	—	—	156	—	156
Noncontrolling interest contribution	—	—	—	—	—	—	100	100
Net loss	—	—	—	(141)	—	(141)	(1)	(142)
Net realized and unrealized loss on marketable equity securities	—	—	—	—	(429)	(429)	—	(429)
Balance at June 30, 2015	39,314,189	$393	$54,876	$(47,154)	$(2,147)	$5,968	$(343)	$5,625

11.       Segment Reporting

Solitario operates in two segments, (i) mineral exploration and (ii) mining development and operations. Solitario is capitalizing Mt. Hamilton development and operations costs subsequent to February 22, 2012, as detailed above in Note 2, “Mineral properties.” The following summarizes Solitario segment activity for the three and six months ended June 30, 2015 and 2014:

(in thousands)	Three months ended June 30,
	Mt Hamilton		Exploration		Corporate and Other		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Exploration expense	$ -	$ -	$ 7	$136	$ -	$ -	$ 7	$136
Interest expense (2)	-	-	-	-	-	-	-	-
Other loss (1)(3)			4	50	131	255	135	305
Pre-tax loss	$ -	$ -	$11	$186	$131	$255	$142	$441

(1)	Includes loss on unconsolidated subsidiary.
(2)	Interest cost and depreciation have been capitalized to Mt. Hamilton mineral properties. See Note 2, “Mineral Property”.
(3)	Corporate and other include gain (loss) on warrant liability and gain on sale of marketable equity securities.

(in thousands)	Six months ended June 30,
	Mt Hamilton		Exploration		Corporate and Other		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Exploration expense	$ -	$ -	$32	$184	$ -	$ -	$ 32	$184
Interest expense (2)	-	-	-	-	-	-	-	-
Other loss (1)(3)	-	-	14	185	547	707	561	892
Pre-tax loss	$ -	$ -	$46	$369	$547	$707	$593	$1,076
Total assets (4)(5)	$16,651	$15,121	$80	$316	$1,348	$3,813	$18,079	$19,250
Capital Expenditures (2)	$ 1,024	$ 1,258	$ -	$ -	$ -	$ -	$ 1,024	$ 1,258
(1)	Includes loss on unconsolidated subsidiary.
(2)	Interest cost and depreciation have been capitalized to Mt. Hamilton. See Note 2, “Mineral properties.”
(3)	Corporate and other include gain on warrant liability and gain on sale of marketable equity securities.
(4)	Exploration total assets include investment in unconsolidated subsidiary.
(5)	Corporate and other total assets include investment in marketable equity securities.

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

(a) Recent Developments

On June 10, 2015 we, along with DHI, entered into the Agreement for the Transaction to sell their combined interests in the Mt. Hamilton project to Waterton, for total cash proceeds of US$30 million. Under the terms of the Agreement, we will sell our 80% interest in MH-LLC, a limited liability company which holds 100% of the Mt. Hamilton project assets, and DHI will sell its 20% interest in MH-LLC. As a result, on closing of the Transaction we would be entitled to gross cash proceeds of US$24 million and DHI would be entitled to gross cash proceeds of US$6 million. Costs and fees related to the Transaction, including any income taxes, broker fees and professional service fees, will reduce the net amount received by us. In addition, if the Transaction closes, we intend to use approximately $5 million of the proceeds from the Transaction to repay all amounts owed under the Facility Agreement. The Transaction is structured as the sale of the combined membership interests of DHI and Solitario in MH-LLC. Completion of the Transaction is subject to the satisfaction of various closing conditions, including approval of the holders of a majority of our outstanding shares of common stock in respect of the Transaction, as well as customary closing conditions, including regulatory approvals. Our shareholder meeting is scheduled for August 14, 2015, with the closing of the Transaction, assuming it is approved by our shareholders, and assuming all closing conditions in the Agreement are met, is expected to occur as soon as practical after our shareholder meeting.

In addition, concurrent with the execution of the Agreement, Waterton has committed to provide us, at our request, with a loan through the Standby Debt Facility in an amount necessary to repay our outstanding US$5 million RMB Loan due on September 30, 2015. If we elect to enter into the Standby Debt Facility, the completion of the facility is conditional on us being in compliance with all terms of the Agreement, providing security over our assets, which is substantially similar to the security provided under the Facility Agreement, and completion of necessary documentation. The indebtedness would be secured by our interest in MH-LLC as well as other corporate assets, have a six-month term and earn interest at 8% per annum. Waterton will also be entitled to a 2% structuring fee should we exercise our right to enter into the Standby Debt Facility.

On August 5, 2015, we entered into the RMB Loan Extension to extend the maturity date of the RMB Loan from August 21, 2015 to September 30, 2015. In consideration for entering into the RMB Loan Extension, we paid RMBAH an extension fee of $50,000 and agreed to extend the terms of RMB Warrants from August 21, 2015 to August 21, 2016. All other terms of the Facility Agreement, the RMB Loan and the RMB Warrants remained the same.

(b) Business Overview and Summary

We are a development stage company with a recent primary focus on the development of the Mt. Hamilton project, the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. We have an 80% interest in the Mt. Hamilton project through MH-LLC, which is the subject of the Agreement, discussed above. If we do not sell MH-LLC, and are able to identify and execute on a significant amount of outside capital, we may attempt to develop the Mt. Hamilton project, subject to a number of factors including obtaining all necessary permits and availability of required capital, none of which is currently in place. We may also explore other manners to monetize our interest in the Mt. Hamilton project, including divesting all or a portion of our interest in the project. In addition, we acquire and hold a portfolio of exploration properties for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.

If the proposed Transaction is approved by our shareholders and the Transaction closes, we intend to shift our primary focus from the development of the Mt. Hamilton project to our other existing assets and our historical focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. However there can be no assurance that the Transaction will close.

We have recorded revenue in the past from the sale of mineral property and joint venture property payments and the sale of a royalty on our Mt. Hamilton property. Revenues from the sale or joint venture of properties have not been a significant source of revenue and would occur, if at all, on an infrequent basis in the future.

The accompanying financial statements have been prepared assuming we will continue as a going concern. As of June 30, 2015 we have a working capital deficit of $4,182,000. As explained in more detail in Note 5, “Short-term Debt,” to the condensed consolidated financial statements above, we entered into the Facility Agreement with RMBAH and RMBR whereby we borrowed $5,000,000 from RMBAH (with any amounts outstanding being previously defined as RMB Loan). The RMB Loan is due September 30, 2015. We currently do not have sufficient liquidity to repay the RMB Loan when due which raises substantial doubt about our ability to continue as a going concern. Pursuant to the Agreement, if the Transaction closes, Solitario expects to use a portion of the funds from the Transaction to repay the RMB Loan. In the event the Transaction is delayed, Solitario may enter into negotiations for the Standby Debt Facility to borrow funds to repay the RMB Loan, however there can be no assurance that the Transaction will close or that funds will be made available under the Standby Debt Facility to repay RMB Loan. If the Transaction does not close and Solitario does not enter into the Standby Debt Facility there can be no assurance that Solitario will be able to raise sufficient outside funds on acceptable terms from the sale of common shares, additional borrowing or the sale of assets to facilitate the repayment of the RMB Loan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Under the terms of the RMB Loan, we will be in default if we are unable to repay the RMB Loan when it is due on September 30, 2015. Should we be in default, RMBAH has, among other rights, the right to foreclose on its security interest in certain of our assets to satisfy its obligation.

If the Transaction is completed, Solitario will continue to own its other assets. Of these assets, Solitario currently considers its carried interest in its Bongará project to be its only significant mineral property asset. Solitario expects to focus on the development and furtherance of the Bongará asset. Further, the current challenging environment for mineral exploration and development has created a number of opportunities to potentially acquire advanced mineral exploration projects at potentially attractive terms. Solitario anticipates it will evaluate and potentially acquire such opportunities if we believe it will enhance shareholder value. However as of the date of this report Solitario has not identified or actively pursued any potential acquisitions. If the Transaction is not completed, Solitario may be unable to repay its obligations under the RMB Loan, satisfy its obligations under the Standby Debt Facility (if funds are borrowed under that arrangement) as any funds advanced under that arrangement would be for a short term duration, and otherwise continue to fund its business operations. In such a case, Solitario would likely attempt to identify some other source of outside liquidity, or otherwise monetize certain assets to support its on-going operations, however, there can be no assurance that Solitario would have sufficient time to identify and negotiate any such transaction, or that Solitario would be able to complete any such transaction on terms beneficial to Solitario, if at all.

(c) Results of Operations

Comparison of the quarter ended June 30, 2015 to the quarter ended June 30, 2014

We had a net loss attributable to Solitario shareholders of $141,000 or $0.00 per basic and diluted share for the three months ended June 30, 2015 compared to a loss of $539,000 or $0.01 per basic and diluted share for the three months ended June 30, 2014. As explained in more detail below, the primary reason for the decrease in the loss in the three months ended June 30, 2015 compared to the loss in the three months ended June 30, 2014 was (i) elimination of the net loss of equity method investment to during the three months ended June 30, 2015 compared to a loss of $28,000 during the three months ended June 30, 2014, (ii) a reduction in our exploration expense during the three months ended June 30, 2015 to $7,000 compared to exploration expense of $136,000 during the three months ended June 30, 2014, (iii) a gain on sale of marketable equity securities of $364,000 during the three months ended June 30, 2015 compared to a gain on sale of marketable equity securities of $103,000 during the three months ended June 30, 2014; (iv) no income tax expense during the three months ended June 30, 2015 compared to income tax expense of $100,000 during the three months ended June 30, 2014 and (iv) a gain on sale of assets of $7,000 during the three months ended June 30, 2015, with no corresponding gain during the three months ended June 30, 2014. These were partially offset by (i) an increase in our general and administrative expenses to $474,000 during the three months ended June 30, 2015 compared to $404,000 during the three months ended June 30, 2014, and (ii) a loss on warrant liability of $28,000 during the three months ended June 30, 2015 compared to a gain on warrant liability of $41,000 during the three months ended June 30, 2014. Each of these items is discussed in more detail below.

          Our net exploration expense decreased to $7,000 during the three months ended June 30, 2015 compared to exploration expense of $136,000 during the three months ended June 30, 2014. We further reduced our exploration activities in Peru and Mexico during three months ended June 30, 2015, and have only one contract geologist in each of Peru and Mexico, performing limited exploration activity including care and maintenance of our existing exploration projects. We have no exploration costs related to Mt. Hamilton as all of our activities are development related. During the three months ended June 30, 2015 and 2014 we capitalized (i) $335,000 and $355,000, respectively, of development costs at our Mt. Hamilton project; (ii) $170,000 and $149,000, respectively of interest cost; (iii) $190,000 and $100,000, respectively of property payments; and (iv) we capitalized 3,000 and $8,000, respectively, of depreciation to the Mt. Hamilton project during the three months ended June 30, 2015 and 2014. We anticipate continuing to capitalize development costs at our Mt. Hamilton project including permitting-related costs. Until the completion of the Transaction, another transaction to sell our interest in Mt. Hamilton, or the completion of the development of our Mt. Hamilton project, we anticipate our future exploration activities will remain at a reduced level during the remainder of 2015 and will be less than our exploration activities during 2014. Assuming the Transaction is completed, we do not anticipate capitalizing or spending any additional amounts at our Mt. Hamilton project after the closing of the Transactions. In the event the Transaction is not approved, any additional expenditures or leasehold acquisition costs at the Mt. Hamilton project will be subject to available financial resources, all of which we anticipate we will capitalize.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended June 30,		Six months ended June 301,
Project Name	2015	2014	2015	2014
Bongará	$2	$78	$12	$78
La Promesa	8	11	8	11
Canta Colorado	—	6	—	6
Pachuca	2	8	5	14
Reconnaissance	(5)	33	7	75
Total exploration expense	$7	$136	$32	$184

As a result of controlling MH-LLC, we consolidate MH-LLC in our financial statements, however because DHI currently owns a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $1,000 and $2,000, respectively, for DHI’s share of the losses at MH-LLC during the three months ended June 30, 2015 and 2014. Because we capitalize our costs related to the Mt. Hamilton project, the losses at MH-LLC have been a minimal amount of certain administrative, non-development costs with a concurrent reduction in the noncontrolling interest credit. We do not anticipate recording any significant credits for losses attributable to noncontrolling interest for the remainder of 2015.

General and administrative costs, excluding stock option compensation costs discussed below, were $321,000 during the three months ended June 30, 2015 compared to $349,000 during the three months ended June 30, 2014. The major components of these costs were related to (i) salaries and benefit expense during the three months ended June 30, 2015 of $181,000 compared to salaries and benefits expense of $223,000 in the same period of 2014; (ii) legal and accounting expenditures of $95,000 in the three months ended June 30, 2015 compared to $16,000 in the three months ended June 30, 2014, which increased during the three months ended June 30, 2015 as a result of expenses incurred related to the negotiation of the Transaction; and (iii) travel and shareholder relation costs of $26,000 during the three months ended June 30, 2015 compared $90,000 during the three months ended June 30, 2014. We anticipate our overall general and administrative costs will continue to be lower during 2015 than comparable periods of 2014, with the exception of legal and accounting costs which will increase related to activities associated with the Transaction.

Solitario recorded non-cash stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $157,000 during the three months ended June 30, 2015 compared $56,000 during the three months ended June 30, 2014, which increased as a result of increased vesting of options previously granted during the third quarter of 2014. We anticipate our full year stock option expense will be higher during 2015 compared to 2014, as a result of the higher amortization of 2014 granted options.

During the three months ended June 30, 2015 we sold 220,000 shares of Kinross for net proceeds of $519,000 and recorded a gain on sale of $364,000. During the three months ended June 30, 2014 we sold 30,000 shares of Kinross for net proceeds of $123,000 and recorded a gain on sale of $103,000. We have estimated we will sell all of our remaining 260,000 shares of Kinross during 2015, and we have recorded our 15,732,274 shares of Ely as part of our current assets of marketable equity securities of $1,125,000 at June 30, 2015. See also "Liquidity and Capital Resources," below.

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations based upon a Black-Scholes model. Solitario recorded a loss on the RMB Warrants of $28,000 for the three months ended June 30, 2015 compared to a gain on the RMB Warrants of $41,000 for the three months ended June 30, 2014. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended June 30, 2015, we recorded no property impairments. During the three months ended June 30, 2014 we recorded $20,000 of mineral property write-downs related to our Pachuca property in Mexico.

During the three months ended June 30, 2015, we terminated our joint venture with Anglo Platinum Ltd., “(Anglo”) on Pedra Branca Mineracao, Ltd. (PBM), the owner of the Pedra Branca project in Brazil. We had accounted for our interest in PBM on the equity method and had no remaining recorded value in PBM as of December 31, 2014 and June 30, 2015. We retained a 1% royalty on the Pedra Branca project, for which we have no other ownership interest. We have no capital cost recorded with regard to Pedra Branca as of June 30, 2015 or December 31, 2014.

At June 30, 2015 and 2014 our net operating loss carry-forwards exceeding our built in gains on marketable equity securities and we are in a net tax asset position and we provide a valuation allowance for all deferred taxes. Accordingly we did not record any income tax benefits related to the tax losses generated during the three months ended June 30, 2015. However during the three months ended June 30, 2014 we recorded $100,000 of deferred tax expense in the statement of operations for the reversal of the release of a portion of the valuation allowance against our deferred tax assets on our built-in tax gains in other comprehensive income, related to our net other comprehensive loss of $368,000 during the three months ended June 30, 2014. If the Transaction closes, we anticipate we may have currently taxable income that will be in excess of our tax assets as of June 30, 2015. We have not calculated the estimated tax that may be due for the entire year of 2015 in the event the Transaction is approved. In the event the Transaction does not close, we anticipate we will not have currently payable income taxes during 2015 as a result of a portion of development costs at Mt. Hamilton being currently deductible for United States income tax purposes and incurring United States general and administrative costs. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru and Mexico. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

We had a net loss of $591,000 or $0.02 per basic and diluted share for the six months ended June 30, 2015 compared to a net loss of $1,071,000 or $0.03 per basic and diluted share for the six months ended June 30, 2014. As explained in more detail below, the primary reasons for the decrease in our loss were (i) we had a decrease in our exploration expense to $32,000 during the six months ended June 30, 2015 compared to exploration expense of $184,000 during the six months ended June 30, 2014; (ii) we did not record any property abandonment and impairment loss during the six months ended June 30, 2015 compared to a property abandonment expense of $20,000 during 2014; (iii) an decrease in the gain on sale of marketable equity securities to $364,000 during the six months ended June 30, 2015 compared to a gain on sale of marketable equity securities of $403,000 in the six months ended June 30, 2014; (iv) we recorded a gain on our warrant liability in the six months ended June 30, 2015 of $21,000 compared to a loss on warrant liability of $219,000 recorded in the six months ended June 30, 2014; (v) we recorded a no net loss of our equity method investment during the six months ended June 30 2015 compared to a net loss of our equity method investment of $153,000 during the six months ended June 30, 2014 and (vi) we recorded an increase in the gain on derivative instruments of $83,000 during the six months ended June 30, 2015 compared to a gain on derivative instruments of $39,000 during the six months ended June 30, 2014. These causes of the decrease in our net loss were partially offset by an increase our general and administrative costs to $1,032,000 during the six months ended June 30, 2015 compared to general and administrative costs of $935,000 during the six months ended June 30, 2014. Each of these items is discussed in more detail below.

Our net exploration expense decreased to $32,000 during the six months ended June 30, 2015 compared to $184,000 in the comparable period of 2014. See the discussion of the comparison of the three months ended June 30, 2015 compared to the three months ended June 30, 2014 above. During the six months ended June 30, 2015 and 2014 we capitalized $491,000 and $840,000, respectively of development costs at our Mt. Hamilton project.

During the six months ended June 30, 2015 we sold 220,000 shares of Kinross for net proceeds of $519,000 and recorded a gain on sale of $364,000. During the six months ended June 30, 2014 we sold 100,000 shares of Kinross for net proceeds of $473,000 and recorded a gain on sale of $403,000.

We recorded a noncontrolling interest credit of $2,000 and $5,000, respectively, for DHI’s share of the losses at MH-LLC during the six months ended June 30, 2015 and 2014. We do not anticipate recording significant credits for DHI’s share of losses at MH-LLC in the future as a result of the capitalization of development costs.

General and administrative costs, excluding stock option compensation costs discussed below, were $719,000 during the six months ended June 30, 2015 compared to $824,000 in the same period of 2014. The major components of the costs were (i) salaries and benefit expense during the six months ended June 30, 2015 of $421,000 compared to salaries and benefit expense of $438,000 in the same period of 2014; (ii) legal and accounting expenditures of $135,000 in the six months ended June 30, 2015 compared to $74,000 in the same period of 2014, which were related to Transaction costs; (iii) other costs of $44,000 during the six months ended June 30, 2015 compared to $50,000 in the same period of 2014; and (iv) travel and shareholder relation costs of $119,000 during the six months ended June 30, 2015 compared to $262,000 in the same period of 2014. During the six months ended June 30, 2015 and 2014, Solitario recorded $313,000 and $111,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, which increased in 2015 as a result of options granted during 2014.

During the six months ended June 30, 2014 we recorded $20,000 of mineral property impairments related to our Pachuca project in Mexico. There were no mineral property impairments during 2015.

We recorded no deferred tax expense during the six months ended June 30, 2014 or 2015 primarily related to the recording of a valuation allowance on our built-in gains on our marketable equity securities. See the discussion above regarding the comparison of the deferred tax expense recorded during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

(d) Liquidity and Capital Resources

Short-term debt

See a summary of our short-term debt in Note 5 “Short-term debt” to the unaudited condensed consolidated financial statements.

RMB Facility Agreement

As of June 30, 2015 and December 31, 2014 we owed $5,000,000 under the RMB Loan, excluding non-cash warrant liability discount of $31,000 and $139,000. We may not borrow any additional funds under the Facility Agreement. The RMB Loan is due on September 30, 2015 and we currently do not have sufficient liquidity to repay the RMB Loan, as discussed above under “Business Overview and Summary.” During the three and six months ended June 30, 2015 we paid $66,000 and $133,000, respectively, in cash for interest on the RMB Loan. In addition we recorded $49,000 and $98,000, respectively, to interest cost for the amortization of deferred offering costs related to the RMB Loan and we recorded $54,000 and $108,000, respectively, to interest costs related to the amortization of the RMB Warrants. All of these interest costs were capitalized to mineral property. During the three and six months ended June 30, 2014 we paid $46,000 and $92,000, respectively, in cash for interest on the RMB Loan, we incurred $49,000 and $98,000, respectively, in interest cost for the amortization of deferred offering costs related to the RMB Loan and we incurred $54,000 and $108,000, respectively, of interest cost related to the warrant discount associated with the RMB Warrants issued in connection with the Facility Agreement. There is no assurance that the Transaction will close, that funds will be available under the Standby Credit Facility with Waterton, or that we will be able to raise sufficient funds from other outside sources to refinance the RMB Loan on acceptable terms. Under the terms of the RMB Loan, we will be in default if we are unable to repay the RMB Loan when it is due on September 30, 2015. Should we be in default, RMBAH has, among other rights, the right to foreclose on its security interest in certain Solitario assets to satisfy its obligation.

RMB Warrants

Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of June 30, 2015 we have estimated the RMB Warrants have a $34,000 fair value based upon a Black-Scholes model. We recorded a loss of $28,000 and a gain of $55,000, respectively, on the fair value of the RMB Warrants during the three and six months ended June 30, 2015. Subsequent to June 30, 2015 pursuant to the RMB Loan Extension discussed above, we extended the expiration date of the RMB Warrants to August 21, 2016. We currently do not expect RMBAH to exercise any of these warrants during 2015.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 260,000 shares of Kinross common stock at June 30, 2015. The Kinross shares are recorded at their fair value of $603,000 at June 30, 2015. During the three months ended June 30, 2015 we sold 220,000 shares of Kinross for net proceeds of $519,000 and recorded a gain on sale of $364,000. We have estimated we will sell all of our shares of Kinross during 2015. As of August 10, 2015 we own 120,000 shares of Kinross with a value of $248,000 based upon the closing price of Kinross of $2.06 per share as quoted on the NYSE. As of August 10, 2015, the price of Kinross common stock was $2.06, which is below our assumed price of $3.00 for 2015 budgeting purposes. Accordingly, we have taken steps to reduce certain administrative expenditures. Any change in the fair value of the shares of Kinross common stock could have a material impact on our liquidity and capital resources. The price of shares of Kinross common stock has varied from a high of $3.62 per share to a low of $2.19 per share during the six months ended June 30, 2015.

Included in marketable equity securities are 15,732,274 shares of Ely classified as available for sale at their fair value of $509,000 at June 30, 2015. Concurrent with the Agreement, we entered into an agreement with Ely to deliver their 15,732,274 shares of Ely for cancellation, in a non-cash transaction in exchange (the “Ely Gold Agreement”) for (i) the reduction of certain ongoing payment obligations we had at Mt. Hamilton, (ii) an agreement by Ely to waive any consents required by us to encumber our interest in MH-LLC, and (iii) our requirement to solely fund the payment of all bonding requirements to place the Mt. Hamilton project into commercial production. Pursuant to the Ely Gold Agreement, the delivery of the shares will be concurrent with the closing of the Transaction. In the event the Transaction closes, Solitario will account for the delivery of these shares as a sale, at the fair value, based upon quoted market prices, on the date of the Transaction as part of the assets sold in connection with the Transaction. If the Transaction does not close, Solitario intends to capitalize the delivery of these shares to its investment in mineral property, at the fair value on the date of the delivery of the shares, pursuant to the terms of the Ely Gold Agreement.

In addition we own other marketable equity securities with a fair value of $13,000 as of June 30, 2015 classified as available for sale and recorded at their fair value, based upon quoted market prices. We have classified all of our marketable equity securities as a current asset based upon or plan to sell these securities during the remainder of 2015, pending any refinance of the RMB Loan discussed above. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. We recorded a loss on marketable equity securities in other comprehensive income of $1,207,000 during the six months ended June 30, 2015.

Working Capital

We had negative working capital of $4,182,000 at June 30, 2015 compared to a negative working capital of $1,987,000 as of December 31, 2014. Our working capital at June 30, 2015 consists of our current assets, consisting primarily of our cash and cash equivalents and our investment in marketable equity securities of $1,125,000, less our current liabilities primarily consisting of our accounts payable of $450,000 and the RMB Loan of $4,969,000, discussed above under “RMB Facility Agreement.” We currently do not have sufficient liquidity to repay the RMB Loan when due. There is no assurance that Transaction will close, that we will enter into the Standby Credit Facility with Waterton, or that we will be able to raise sufficient outside funds to refinance the RMB Loan on acceptable terms. Under the terms of the RMB Loan, we will be in default if it is unable to repay the RMB Loan when it is due September 30, 2015.

Cash and cash equivalents were $64,000 as of June 30, 2015 compared to $869,000 at December 31, 2014. As of June 30, 2015, our cash balances along with our investment in marketable equity securities are not adequate to fund our expected expenditures over the next year, including any potential 2015 development and payment obligations related to MH-LLC and the Mt. Hamilton project. See Note 1, “Basis of Presentation” to the condensed consolidated financial statements and other portions of this Item 2 of this Form 10-Q for further discussion of our potential plans to meet our obligations during the coming year.

The nature of the mining business requires significant sources of capital to fund exploration, development and operation of mining projects. If the Transaction does not close, we will need additional resources to fund our ongoing operations and potentially develop our Mt. Hamilton project or if we choose to develop any of our other mineral deposits on our own. We anticipate that we would finance these activities through the use of joint venture arrangements, the issuance of debt or equity, the sale of interests in our properties or the sale of our shares of Kinross common stock. However as of the date of this report, if the Transaction does not close we have not identified an outside source of liquidity and there can be no assurance that such sources of funds will be available on terms acceptable to us, if at all.

Stock-Based Compensation Plans

During the three and six months ended June 30, 2015 and 2014 no options were granted or exercised from the 2006 Plan. During the three months ended June 30, 2014 there were no stock awards granted or exercised from the 2013 Plan. During the six months ended June 30, 2014 we granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two employees as part of the severance pay upon the employees’ termination from the company. We recorded a credit to common additional paid-in capital upon the issuance of the shares under the 2013 Plan. There were no other stock awards or exercises of options under the 2013 plan during the six months ended June 30, 2014. Options for 198,000 shares at a price of Cdn$2.40 per share from the 2006 Plan expired on May 15, 2015. None of our remaining outstanding options from the 2006 Plan or the 2013 Plan expire during 2015. We do not anticipate the exercise of options will be a material source of funds during the remainder of 2015.

Sale of common stock

On February 28, 2014 we sold 1,600,000 shares of our common stock in a private placement for gross proceeds of $1,680,000 (the “Offering”). Solitario retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the 2014 Offering. There were no other sales of common stock for cash in the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015 and 2014, we issued 66,500 and 35,000 shares of our common stock, respectively, at their fair value, based upon quoted market prices of $51,000 and $38,000, respectively, to an underlying leaseholder at Mt. Hamilton for mineral property pursuant to our leasehold agreement. There were no other issuances of shares of our common stock during the three and six months ended June 30, 2015.

(e) Cash Flows

Net cash used in operations during the six months ended June 30, 2015 decreased to $653,000 compared to $964,000 for the six months ended June 30, 2014 primarily as a result of the reduction in exploration expenses, and an increase in our accounts payable during the six months ended June 30, 2015 of $108,000 compared to a decrease in our accounts payable of $42,000 during the six months ended June 30, 2014. Based upon projected expenditures in our 2015 budget, we anticipate continued use of funds from operations through the remainder of 2015, although at a reduced rate from the use of funds from operations during 2014. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $152,000 in cash from investing activities during the six months ended June 30, 2015 compared to the use of $480,000 in cash from investing activities during the six months ended June 30, 2014. There was a reduction in the cash investing expenditures on mineral properties in 2015 compared to 2014, primarily related to our Mt. Hamilton project where we completed the updated feasibility study in October 2014 and as of December 31, 2014 we had received the majority of the required permits to begin construction. This reduced the level of permitting and development work at Mt. Hamilton during the six months ended June 30, 2015 to $763,000 compared to cash expenditures of $999,000 in the six months ended June 30, 2014, when we were working on both the updated feasibility and obtaining various permits. In addition we sold 220,000 shares of Kinross during the six months ended June 30, 2015 and received $519,000 in proceeds compared to the sale of 100,000 shares of Kinross for proceeds of $473,000 during the six months ended June 30, 2015. We also received $84,000 of proceeds from the sale of Kinross calls during the six months ended June 30, 2015 compared to $36,000 of proceeds from the sale of Kinross calls during the six months ended June 30, 2014. Although we anticipate continued capitalization of expenditures at Mt. Hamilton during the remainder of 2015 as discussed above under “Liquidity and Capital Resources,” we expect the amount of capitalized costs during 2015 will be less than the amounts capitalized during 2014. If the Transaction is completed, we will no longer own any interest in MH-LLC and accordingly will not spend any additional funds on permitting and development at Mt. Hamilton. There can be no assurance that the Transaction will be approved, or if approved, be closed. If the Transaction is not approved by our shareholders, or is not completed for some other reason, we expect that any expenditures at Mt. Hamilton will be dependent upon the receipt of significant outside funding, including financing necessary for the development of Mt. Hamilton, for which we can provide no assurance that we will complete such financing. See “Liquidity and financial resources” above.

There was no net cash provided from financing activities for the six months ended June 30, 2015 compared to $578,000 for the same period of 2014 when we received the proceeds from the 2014 Offering of $1,630,000 less the repayment of $802,000 of our short-term borrowing and paid the last required payment to the non-controlling partner as part of our earn-in to Mt. Hamilton. In the event the Transaction is not approved by our shareholders, or is not completed for some other reason, we may obtain cash from financing activities, in the form of either debt or equity financing , including entering into the Standby Credit Facility with Waterton, during the remainder of 2015. There can be no assurance that such sources of funds will be available on terms acceptable to us, if at all. See additional discussion of future financing needs above under “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of June 30, 2015 and December 31, 2014 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

There have been no changes to our development activities, exploration activities, environmental compliance or contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three or six months ended June 30, 2015. During the six months ended June 30, 2014 we recorded a $20,000 write-down of our investment in our Pachuca project. During the three and six months ended June 30, 2015 we terminated our PBM joint venture with Anglo Platinum described above under “Results of Operations.” Our equity-method investment in PBM was zero at the time of the termination of the joint venture and we recorded no mineral property write-down as a result of the termination of the joint venture.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 30, 2015, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of June 30, and for the three and six months ended June 30, 2015, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to impact our consolidated financial position, results of operations, or cash flows. If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	The satisfaction of all closing conditions for the Transaction, including our ability to obtain shareholder approval of the Transaction;
•	Our ability to satisfy our obligations under the RMB Loan;
•	In the event the Transaction does not close, our ability to fund the on-going permitting and development activities at our Mt. Hamilton project and our other projects, or to otherwise execute on a different transaction or relationship that allows us to monetize our interest in the Mt. Hamilton project or other on-going assets and projects;

•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our estimates of fair value of our investment in shares of Kinross and Ely;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, except for the risks attendant with the Transaction, such as the inability for us to receive the requisite shareholder approval and satisfy all closing conditions, and accompanying financial risks if we are unable to close the Transaction and utilize the net proceeds of the Transaction to satisfy certain obligations and fund our future business plans and operations.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

August 11, 2015 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

10.1	Membership Interest Purchase Agreement between Solitario Exploration & Royalty Corp., Ely Gold &Minerals, Inc., DHI Minerals (U.S.) Ltd., and Waterton Nevada Splitter LLC dated June 10, 2015 (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 12, 2015)

10.2	Waterton Commitment Letter Agreement between Solitario Exploration & Royalty Corp. and Waterton Precious Metals Fund II Cayman, LP dated June 10, 2015 (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 12, 2015)

10.3	Consent and Waiver between Solitario Exploration & Royalty Corp., Ely Gold & Minerals, Inc., and DHI Minerals (U.S.) Ltd. dated June 10, 2015 (incorporated by reference to Exhibit 10.3 to Solitario’s Form 8-K filed on June 12, 2015)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith