Form 10-Q
period 2015-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2015-11-12
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2015

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

 There were 39,314,189 shares of $0.01 par value common stock outstanding as of November 12, 2015.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,879	$487
Investments in marketable equity securities, at fair value	188	2,308
Prepaid expenses and other	75	28
Current assets of discontinued operations	—	394
Total current assets	18,142	3,217

Mineral properties	19	19
Other assets	238	181
Noncurrent assets of discontinued operations	—	15,623
Total assets	$18,399	$19,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74	$142
Current portion long-term debt, net of discount	—	4,861
Warrant liability	6	55
Current liabilities of discontinued operations	—	201
Total current liabilities	80	5,259

Noncurrent liabilities of discontinued operations	—	7,000
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (39,314,189 and 39,247,689, respectively, shares issued and outstanding at September 30, 2015 and December 31, 2014)	393	393
Additional paid-in capital	55,033	54,512
Accumulated deficit	(37,204)	(46,563)
Accumulated other comprehensive gain (loss)	97	(1,120)
Total Solitario shareholders’ equity	18,319	7,222
Noncontrolling interest	—	(441)
Total shareholders’ equity	18,319	6,781
Total liabilities and shareholders’ equity	$18,399	$19,040

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014

Property and joint venture revenue	$—	$200	$—	$200
Costs, expenses and other:
Exploration expense	16	58	48	242
Depreciation and amortization	2	3	7	11
General and administrative	481	794	1,513	1,729
Gain on derivative instruments	(1)	—	(84)	(39)
Property abandonment and impairment	—	—	—	20
Interest income	(3)	—	(4)	(1)
Total costs, expenses and other	495	855	1,480	1,962
Other (expense) income
(Loss) gain on sale of marketable equity securities	(1,333)	69	(969)	472
Gain on sale of other assets	—	1	7	1
Gain (loss) on warrant liability	28	77	49	(142)
Net loss of equity method investment	—	—	—	(153)
Total other (expense) income	(1,305)	147	(913)	178
Loss before income tax	(1,800)	(508)	(2,393)	(1,584)
Income tax expense	997	—	997	—
Net loss from continuing operations	(2,797)	(508)	(3,390)	(1,584)
Gain on sale of discontinued operations, net of tax	12,746	—	12,746	—
Net income (loss)	9,949	(508)	9,356	(1,584)
Less net loss attributable to noncontrolling interest	1	3	3	8
Net income (loss) attributable to Solitario shareholders	$9,950	$(505)	$9,359	$(1,576)
Income (loss) per common share attributable to Solitario shareholders Basic and diluted:
Continuing operations	$(0.07)	$(0.01)	$(0.08)	$(0.04)
Discontinued operations	$0.32	—	$0.32	—
Net income (loss)	$0.25	($0.01)	$0.24	$(0.04)
Weighted average shares outstanding:
Basic and diluted	39,314	39,248	39,278	38,873

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Net income (loss) attributable to Solitario shareholders, before other comprehensive loss	$9,949	$(508)	$9,356	$(1,584)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable equity securities, net of deferred taxes	2,244	(694)	1,217	(876)
Comprehensive income (loss)	12,193	(1,202)	10,573	(2,460)
Loss attributable to noncontrolling interests	1	3	3	8
Comprehensive income (loss) attributable to Solitario shareholders	$12,194	$(1,199)	$10,576	$(2,452)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$9,356	$(1,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(84)	(39)
Depreciation and amortization	7	11
Loss on equity method investment	—	153
(Gain) loss on warrant liability	(49)	142
Employee stock option expense	470	622
Accrued income tax expense	997	—
Accrued interest income	(3)	—
Property abandonment and impairment	—	20
Loss (gain) on equity security and asset sales	962	(473)
(Gain) on sale of discontinued operations	(12,746)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58)	60
Accounts payable and other current liabilities	(105)	(109)
Net cash (used in) operating activities from continuing operations	(1,253)	(1,197)
Net cash (used in) operating activities from discontinued operations	(190)	(60)
Net cash (used in) operating activities	(1,443)	(1,257)
Investing activities:
Sale of derivative instruments	84	36
Proceeds from sale of marketable equity securities	809	556
Proceeds from sale of MH-LLC	24,000	—
Other assets, net	1	—
Net cash provided by investing activities from continuing operations	24,894	592
Net cash (used in) investing activities from discontinued operations	(1,059)	(1,588)
Net cash provided (used) in investing activities	23,835	(996)
Financing activities:
Proceeds from issuance of common stock	—	1,630
Short-term borrowing (net)	—	(802)
(Repayment) proceeds from long-term debt	(5,000)	1,500
Payment to noncontrolling interest	—	(250)
Net cash (used) provided by financing activities	(5,000)	2,078
Net increase (decrease) in cash and cash equivalents	17,392	(175)
Cash and cash equivalents, beginning of period	487	2,092
Cash and cash equivalents, end of period	$17,879	$1,917

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$228	$154
Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$265	$309
Capitalized depreciation	$7	$20
Loan to non-controlling interest	$191	$—
Issuance of stock to noncontrolling interest	$—	$76
Issuance of stock for mineral property	$51	$38
Issuance of stock to settle severance liability	$—	$45

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Recent Developments

Sale of Mt. Hamilton LLC

On August 25, 2015 Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”), along with DHI Minerals (U.S.) Ltd. (“DHI”), sold their combined interests in the Mt. Hamilton gold project (“Mt. Hamilton”) to Waterton Nevada Splitter, LLC (“Waterton”), for total cash proceeds of US$30 million (the “Transaction”) pursuant to a definitive agreement entered into on June 10, 2015 (the “Agreement”). Solitario sold its 80% interest in Mt. Hamilton LLC (“MH-LLC”), a limited liability company which holds 100% of the Mt. Hamilton project assets, and DHI sold its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely Gold and Minerals, Inc. (“Ely”). Solitario received gross cash proceeds of US$24 million and Ely received gross cash proceeds of US$6 million. Solitario’s costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The Transaction was structured as the sale of Solitario’s and DHI’s combined membership interests in MH-LLC. Completion of the Transaction was subject to the satisfaction of various conditions precedent, including the approval of the holders of a majority of Solitario’s outstanding shares of common stock, which was received at Solitario’s annual shareholder meeting on August 14, 2015.

The assets and liabilities as of December 31, 2014 related to MH-LLC and sold in the Transaction are shown as discontinued operations on the consolidated balance sheet as follows:

(in thousands)	December 31,
2014
Cash and cash equivalents	$382
Other current assets	12
Current assets	394
Mineral properties, net	14,641
Other assets	982
Noncurrent assets	15,623
Total assets	$16,017
Accounts payable	$201
Deferred revenue	7,000
Total liabilities	$7,201

During the three and nine months ended September 30, 2015 and 2014 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of the Mt. Hamilton project, which were capitalized to mineral property during all periods. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to the results presented in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

The gain on sale of MH-LLC as of September 30, 2015 is shown in discontinued operations as follows:

(in thousands)	Three and nine months ended September 30,
2015
Proceeds from sale of MH-LLC	$24,000
Net assets and liabilities disposed of	9,998
Non-controlling interest	256
Expenses of sale of MH-LLC	439
Gain on sale of discontinued operations, before tax	13,307
Income tax expense	561
Gain on sale of discontinued operations	$12,746

 Income taxes have been allocated between discontinued operations and continuing operations in accordance withASC No. 740 “Income Taxes” (“ASC 740”).As a result of the anticipated use of available loss carryforwards and expected 2015 tax losses sufficient to offset the gain from the Transaction, Solitario does not expect to have any currently payable income taxes for 2015. See Note 8, Income Taxes, below.

Repayment of the RMB Loan

Concurrent with the closing of the Transaction, Solitario paid $5,000,000 plus $7,000 of interest and fees to fully repay the funds Solitario had borrowed pursuant to a facility agreement (the “Facility Agreement”) with RMB Australia Holdings Limited (“RMBAH”) and RMB Resources, Inc., a Delaware corporation (“RMBR”) whereby Solitario had borrowed $5,000,000 from RMBAH (“RMB Loan”). On August 5, 2015, Solitario entered into an agreement with RMBAH to extend the maturity date of the RMB Loan from August 21, 2015 to September 30, 2015 (the “RMB Loan Extension”). In consideration for entering into the RMB Loan Extension, Solitario paid RMBAH an extension fee of $50,000 and agreed to extend the terms of warrants to acquire 1,624,748 shares of Solitario common stock (the “RMB Warrants”) from August 21, 2015 to August 21, 2016. The RMB Warrants were originally issued in August 2012 to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement.

Business and company formation

 Solitario is an exploration stage company at September 30, 2015 under Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario primary business is to acquire and hold a portfolio of exploration properties and other related assets for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves. As a result of the completion of the Transaction, Solitario intends to shift its primary focus from the development of the Mt. Hamilton project to the furtherance of its other assets and to Solitario’s historical focus of the acquisition of precious and base metal properties and assets with exploration potential and the development or purchase of royalty interests.

Solitario has recorded revenue in the past from the sale of mineral property and joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties have not been a significant annual source of revenue and would occur in the future, if at all, on an infrequent basis.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2015 and 2014 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2015.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral exploration properties and their future exploration potential; (ii) the fair value of Solitario's stock option grants to employees; (iii) the fair value of Solitario's investment in marketable equity securities; (iv) the fair value of Solitario’s liability for warrants Solitario issued to RMBAH.

In performing its activities, Solitario has incurred certain costs for the acquisition of mineral exploration properties. The recovery of these costs is ultimately dependent upon the sale of these mineral property interests or the development of economically recoverable ore reserves and the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.

Mineral properties

Solitario expenses all exploration costs incurred on its mineral properties prior to the establishment of proven and probable reserves through the completion of a feasibility study. Initial acquisition costs of Solitario’s mineral properties are capitalized. Solitario began capitalizing all of its development expenditures on its Mt. Hamilton project, subsequent to the completion of a feasibility study in 2012. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

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

Income taxes

Solitario accounts for income taxes in accordance with ASC 740. Under ASC 740, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings per share

The calculation of basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2015 and 2014. Potentially dilutive shares related to outstanding common stock options of 3,748,000 and 1,758,000 for the three and nine months ended September 30, 2015 and 2014, respectively, and the RMB Warrants (exercisable to acquire 1,624,748 shares of common stock) for the three and nine months ended September 30, 2015 and 2014 were excluded from the calculation of diluted income (loss) per share because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.”

Recent accounting pronouncements

There are no recent accounting pronouncements adopted in the nine months ended September 30, 2015 or issued by the FASB during the nine months ended September 30, 2015 that would have a material impact upon Solitario.

2.        Mineral Property

The following table details Solitario’s investment in exploration mineral property:

(in thousands)	September 30,	December 31,
	2015	2014
Exploration
La Promesa (Peru)	5	5
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Peru)	3	3
Total exploration mineral property	$19	$19

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

Solitario sold its interest in the Mt. Hamilton project on August 25, 2015 through the Transaction. Mt. Hamilton capitalized costs are included in discontinued operations at December 31, 2014.

Capitalized costs

Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. Capitalization of costs for the three and nine months ended September, 2015 and 2014 is detailed in the following table:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Development expenditures	$201	$543	$692	$1,383
Capitalized interest	154	161	493	463
Property payments	—	—	190	100
Capitalized depreciation	2	4	7	20
Total capitalized costs	$357	$708	$1,382	$1,966

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Mineral property write-down on exploration projects

Solitario did not record any mineral property write-downs to its exploration projects during the three and nine months ended September 30, 2015 and no mineral property write-downs to its exploration projects during the three months ended September 30, 2014. Solitario recorded $20,000 of mineral property write-downs during the nine months ended September 30, 2014 related to its Pachuca silver exploration property in Mexico.

During the nine months ended September 30 2015, Solitario terminated its joint venture with Anglo Platinum Ltd., (“Anglo”) on Pedra Branca Mineracao, Ltd. (“PBM”), the owner of the Pedra Branca exploration project in Brazil. Solitario had accounted for its interest in PBM on the equity method and had no remaining recorded value in PBM as of December 31, 2014 and September 30, 2015. Solitario retained a 1% royalty on the Pedra Branca project, for which Solitario has no other ownership interest. Solitario has no capital cost recorded with regard to Pedra Branca as of September 30, 2015 or December 31, 2014.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Geologic and field expenses	$9	$38	$24	$176
Administrative	7	20	24	66
Total exploration costs	$16	$58	$48	$242

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

Prior to the Transaction, Solitario entered into an agreement with Ely and transferred 15,732,274 shares of Ely common stock it held, in exchange for cancellation of certain payment obligations related to MH-LLC, and in consideration for consent to extend the RMB Loan from August 21, 2015 to September 30, 2015 (the “Ely Consent”). Solitario recorded a loss on sale of marketable equity securities of $1,511,000 on the transfer of the Ely common stock during the three and nine months ended September 30, 2015. In addition during the three and nine months ended September 30, 2015, Solitario sold 160,000 and 380,000, respectively, shares of Kinross Gold Corporation (“Kinross”) for gross proceeds of $290,000 and $809,000, respectively, and recorded a gain on sale of $178,000 and 541,000, respectively. At September 30, 2015 Solitario owned 100,000 shares of Kinross carried at the fair value of $172,000.

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	September 30, 2015	December 31, 2014
Marketable equity securities at fair value	$188	$2,308
Cost	91	1,870
Accumulated other comprehensive income for unrealized holding gains	97	438
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	—	(1,558)
Accumulated other comprehensive income (loss)	$97	$(1,120)

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross cash proceeds	$290	$83	$809	$556
Cost	1,623	14	1,778	84
Gross loss (gain) on sale included in earnings during the period	1,333	(69)	969	(472)
Deferred taxes on gross gain on sale included in earnings	—	—	—	—
Reclassification adjustment to unrealized loss (gain) in other comprehensive income for net gain (loss) included in earnings	1,333	(69)	969	(472)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	(647)	(625)	(1,310)	(404)
Clearing of disproportionate tax effect for deferred taxes on unrealized holding losses - included in other comprehensive loss	1,558	—	1,558	—
Net unrealized holding loss (gain) in other comprehensive income	911	(625)	248	(404)
Total other comprehensive gain (loss) from marketable equity securities	$2,244	$(694)	$1,217	$(876)

4.        Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31,
	2015	2014
Deferred offering costs RMB Loan	$—	$126
Furniture and Fixtures, net of accumulated depreciation	43	51
Other assets	4	4
DHI Loan	191	—
Total other assets	$238	$181

In connection with the RMB Loan, Solitario recorded deferred offering costs that were amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. See Note 5, “Short-term debt,” below.

As part of the Limited Liability Company Operating Agreement of Mt. Hamilton LLC, DHI elected to have Solitario fund DHI’s portion of ongoing costs at Mt. Hamilton through a loan to DHI with an interest rate of 8% (the “DHI Loan”). The DHI Loan was payable from 80% of DHI’s share of cash distributions from MH-LLC or from DHI share of proceeds from the Transaction. During the three and nine months ended September 30, 2015, Solitario advanced $88,000 and $100,000, respectively, as a noncontrolling interest contribution in the equity section of the balance sheet and Solitario recorded $1,000, and $3,000 of interest income on the DHI Loan. The DHI loan is recorded as other assets at September 30, 2015. DHI repaid the DHI Loan in full subsequent to September 30, 2015.

5.       Short-term Debt

RMB Facility Agreement

On August 10, 2012, Solitario entered into the Facility Agreement and had borrowed $5,000,000 from RMBAH as of the date of the Transaction. In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB Warrants. Solitario also recorded deferred offering costs related to the RMB Loan. The warrant discount and deferred offering costs were amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bear interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period.

On August 5, 2015, Solitario entered into the RMB Loan Extension to extend the maturity date of the RMB Loan from August 21, 2015 to September 30, 2015. In consideration for entering into the RMB Loan Extension, Solitario paid RMBAH an extension fee of $50,000 and agreed to extend the terms of the RMB Warrants from August 21, 2015 to August 21, 2016.

Concurrent with the closing of the Transaction Solitario paid RMBAH $5,000,000 plus $7,000 of interest and fees in full payment of the RMB Loan and all obligations due under the Facility Agreement. Upon payment, the RMB Loan was terminated and may not be drawn in the future. Solitario has no balance due on the RMB Loan as of September 30, 2015.

The following table summarizes the RMB Loan:

	RMB	RMB	RMB
(in thousands)	Loan borrowing	Warrant discount	Long-term Debt
Beginning balance December 31, 2014	$5,000	$(139)	$4,861
Amortization of discount to interest cost	—	139	139
Repayment of RMB Loan	(5,000)	—	(5,000)
Ending balance September 30, 2015	$—	$—	$—

UBS Short-term credit line

During the nine months ended September 30, 2014 Solitario had a secured credit line agreement with UBS Bank, USA (“UBS”), which was secured by Solitario’s assets held in its UBS brokerage account. The UBS secured line of credit of $802,000 was paid off during the nine months ended September 30, 2014.

Solitario recorded the following interest cost related to outstanding short-term debt:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
RMB Loan interest
Interest paid in cash	$95	$54	$228	$150
Amortization of the RMB Warrants discount	31	54	139	162
Amortization of RMB deferred financing costs	28	49	126	147
Total interest expense related to the RMB Loan	154	157	493	459
UBS secured credit line	—	—	—	4
Total	$154	$149	$493	$463

During the three and nine months ended September 30, 2015 and 2014, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative instruments

RMB Warrants

The RMB Warrants entitle the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As amended, the RMB Warrants expire on August 21, 2016, and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. Solitario recorded a warrant discount at the time it entered into the Facility Agreement, which it amortized on a straight-line basis. See Note 5, short-term debt, above.

Solitario has recorded a liability as of September 30, 2015 and December 31, 2014 of $6,000 and $55,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a gain of $28,000 and $49,000, respectively, on the RMB Warrants during the three and nine months ended September 30, 2015 and a gain of $77,000 and a loss of $142,000, respectively, on the RMB Warrants during the three and nine months ended September 30, 2014.

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

Solitario recorded the following gain on derivative instruments related to Kinross calls:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gain on derivative instrument	$1	$—	$84	$39

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2015 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$188	$—	$—	$188
Liabilities
RMB warrants	$—	$6	$—	$6

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2014:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,308	$—	$—	$2,308
Liabilities
RMB warrants	—	55	$—	55

8.        Income Taxes

Solitario accounts for income taxes in accordance with ASC 740. Under ASC 740, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At September 30, 2015 Solitario has recorded a valuation allowance against its deferred tax assets and has no net asset or liability for federal and state taxes. Solitario does not expect to have any 2015 current income taxes payable due to 2015 tax losses from continuing operations, loss carryforwards and the realization of previously unrecognized tax basis in Brazilian and Bolivian subsidiaries, which collectively, are sufficient to offset the gain resulting from the Transaction. The realization of the tax benefit associated with the excess tax basis in these foreign subsidiaries results from Solitario’s disposal of the subsidiaries during the fourth quarter of 2015. No book loss will result from the disposition of these subsidiaries as all of the underlying property bases had been expensed in prior years for financial reporting purposes.

During the three and nine months ended September 30, 2015, Solitario recorded $997,000 of income tax expense resulting primarily from: (a) $1,558,000 of tax expense related to the clearing of a disproportionate tax effect lodged in other comprehensive income; and (b) $561,000 of tax benefit related to current year losses. The disproportionate tax effect in other comprehensive income was cleared due to Solitario's disposition of substantially all of the associated available for sale securities.

As discussed in note 1, the Transaction resulted in a $13,307,000 before tax gain reported in discontinued operations. Solitario recorded $561,000 of tax expense in discontinued operations resulting from the following: (a) $5,025,000 of tax expense associated with the gain; and (b) $4,464,000 of tax benefit associated with the realization of the excess tax basis in the foreign subsidiaries.

At December 31, 2014, primarily as a result of the its net operating loss carry-forwards exceeding the any accumulated deferred tax liabilities, Solitario has recorded a valuation allowance equal to its net deferred tax assets. During the three and nine months ended September 30, 2014, Solitario recorded no deferred tax benefit as result of the valuation allowance discussed above.

9. Employee stock compensation plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and nine months ended September 30, 2015 Solitario recorded $157,000 and $470,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. During the three and nine months ended September 30, 2014 Solitario recorded $511,000 and $622,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

There were no new options granted during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, Solitario granted options to acquire 1,990,000 shares with an exercise price of Cdn$1.60 per share. No options were exercised during the three and nine months ended September 30, 2015 or 2014.

The 2013 Plan

On June 18, 2013 Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, a total of up to 1,750,000 shares of common stock are reserved for issuance of awards that may be granted to directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of any awards are in accordance with the terms of the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.

No stock awards were made under the 2013 Plan during the three and nine months ended September 30, 2015. During the three months ended September 30, 2014, no stock awards were made under the 2013 Plan. During the nine months ended September 30, 2014, Solitario granted restricted stock units from the 2013 Plan for a total of 50,562 shares, which were vested upon grant to two former employees as part of their severance pay upon the employees’ termination from the Company. There were no exercises of options under the 2013 Plan during the three and nine months ended September 30, 2015 and 2014.

10.        Shareholders’ Equity, comprehensive loss and noncontrolling interest

(in thousands, except					Accumulated	Total
Share amounts)	Common	Common	Additional		Other	Solitario	Non-	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholder	Controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2014	39,247,689	$393	$54,512	$(46,563)	$(1,120)	$7,222	$(441)	$6,781

Stock option expense	—	—	157	—	—	157	—	157
Net loss	—	—	—	(450)	—	(450)	(1)	(451)
Net unrealized loss on marketable equity securities	—	—	—	—	(598)	(598)	—	(598)
Balance at March 31, 2015	39,247,689	393	54,669	(47,013)	(1,718)	6,331	(442)	5,889

Issuance of shares for mineral property	66,500	—	51	—	—	51	—	51
Stock option expense	—	—	156	—	—	156	—	156
Noncontrolling interest contribution	—	—	—	—	—	—	100	100
Net loss	—	—	—	(141)	—	(141)	(1)	(142)
Net realized and unrealized loss on marketable equity securities	—	—	—	—	(429)	(429)	—	(429)
Balance at June 30, 2015	39,314,189	393	54,876	(47,154)	(2,147)	5,968	(343)	5,625

Stock option expense	—	—	157	—	—	157	—	157
Noncontrolling interest contribution	—	—	—	—	—	—	88	88
Sale of MH-LLC	—	—	—	—	—	—	256	256
Net income (loss)	—	—	—	9,950	—	9,950	(1)	9,949
Net realized and unrealized gain on marketable equity securities	—	—	—	—	2,244	2,244	—	2,244
Balance at September 30, 2015	39,314,189	$393	$55,033	$(37,204)	$97	$18,319	$—	$18,319

11.       Segment Reporting

As a result of the Transaction Solitario operates in one segment, mineral exploration. The assets and liabilities as of December 31, 2014 related to MH-LLC and sold in the Transaction are shown as discontinued operations as detailed above under “Recent Developments” in Note 1 “Business and Significant Accounting Policies”.

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

(a) Recent Developments

Sale of Mt. Hamilton LLC

On August 25, 2015 we, along with DHI, sold our combined interests in the Mt. Hamilton project to Waterton for total cash proceeds of US$30 million in the Transaction. We sold our 80% interest in MH-LLC and DHI sold its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely. We received gross cash proceeds of US$24 million and Ely received gross cash proceeds of US$6 million. Our costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The Transaction was structured as the sale of DHI’s and our combined membership interests in MH-LLC. Completion of the Transaction was subject to the satisfaction of various conditions precedent, including the approval of the holders of a majority of Solitario’s outstanding shares of common stock, which was received at Solitario’s annual shareholder meeting on August 14, 2015. The assets and liabilities sold and the gain on the Transaction are detailed above under Recent Developments in Note 1 “Business and Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial statements.

Repayment of the RMB Loan

Concurrent with the closing of the Transaction, we paid RMBAH $5,000,000 plus $7,000 of interest and fees in full payment of the RMB Loan. On August 5, 2015, we entered into the RMB Loan Extension to extend the maturity date of the RMB Loan. In consideration for entering into the RMB Loan Extension, we paid RMBAH an extension fee of $50,000 and agreed to extend the terms of the RMB Warrants from August 21, 2015 to August 21, 2016.

(b) Business Overview and Summary

We are an exploration stage company with a focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Prior to the Transaction, our primary focus was on the development of the Mt. Hamilton project, where we had an 80% interest in the Mt. Hamilton project through MH-LLC. Our current focus is to acquire and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.

We have recorded revenue in the past from the sale of mineral property and joint venture property payments and the sale of a royalty on our Mt. Hamilton property. The revenue from the sale of MH-LLC is included in gain on sale of discontinued operations. Revenues from the sale or joint venture of our other properties have not historically been a significant annual source of revenue and would occur, if at all, on an infrequent basis in the future.

We currently consider our carried interest in its Bongará project to be our core mineral property asset. As of September 30, 2015 we have a significant cash balance. We expect to support our joint venture partner in the development and furtherance of the Bongará asset. Further, the current challenging environment for mineral exploration and development has created a number of opportunities for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms. We intend to evaluate and potentially acquire such opportunities if we believe it will enhance shareholder value. However as of the date of this report Solitario has not completed any potential acquisitions.

(c) Results of Operations

Comparison of the quarter ended September 30, 2015 to the quarter ended September 30, 2014

We had net income attributable to Solitario shareholders of $9,950,000 or $0.25 per basic and diluted share for the three months ended September 30, 2015 compared to a loss of $503,000 or $0.01 per basic and diluted share for the three months ended September 30, 2014. As explained in “Recent Developments” above, the primary reason for the net income in the three months ended September 30, 2015 was the gain on sale of discontinued operations of $12,746,000 from the Transaction. The increase in our loss from continuing operations of $2,797,000 or $0.07 per share during the three months ended September 30, 2015 compared to a loss of $508,000 or $0.01 per shares in the three months ended September 30, 2014 was primarily related to (i) a loss on sale of marketable equity securities of $1,333,000 during the three months ended September 30, 2015 compared to a gain on sale of $69,000 in the three months ended September 30, 2014; (ii) income tax expense of $997,000 in the three months ended September 30, 2015 compared to no income tax expense or benefit in the three months ended September 30, 2014; (iii) no property and joint venture income during the three months ended September 30, 2015 compared to $200,000 property and joint venture income during the three months ended September 30, 2014 and (iv) a reduction in the gain on warrant liability to $28,000 during the three months ended September 30, 2015 from a gain on warrant liability of $77,000 in the three months ended September 30, 2014. These items were partially offset by (i) a reduction in general and administrative expense to $481,000 in the three months ended September 30, 2015 compared to general and administrative expense of $794,000 in the three months ended September 30, 2014; and (ii) a reduction in exploration expense to $16,000 in the three months ended September 30, 2015 compared to exploration expense of $58,000 in the three months ended September 30, 2014. Each of these items is discussed in more detail below.

On August 25, 2015 we, along with DHI, sold our combined interests in the Mt. Hamilton project to Waterton for total cash proceeds of US$30 million in the Transaction. We sold our 80% interest in MH-LLC and DHI sold its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely. We received gross cash proceeds of US$24 million and Ely received gross cash proceeds of US$6 million. Our costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The gain on sale of MH-LLC as of September 30, 2015 is shown in discontinued operations as follows:

(in thousands)	Three and nine months ended September 30,
2015
Proceeds from sale of MH-LLC	$24,000
Net assets and liabilities disposed of	9,998
Non-controlling interest	256
Expenses of sale of MH-LLC	439
Gain on sale of discontinued operations, before tax	13,307
Income tax expense	561
Gain on sale of discontinued operations	$12,746

 Income taxes have been allocated between discontinued operations and continuing operations in accordance with ASC No. 740 “Income Taxes” (“ASC 740”). As a result of the anticipated use of available loss carryforwards and expected 2015 tax losses sufficient to offset the gain from the Transaction, we do not expect to have any currently payable income taxes for 2015. See Note 8, Income Taxes to the condensed consolidated financial statements above.

Our net exploration expense decreased to $16,000 during the three months ended September 30, 2015 compared to exploration expense of $58,000 during the three months ended September 30, 2014. We had reduced our exploration activities in Peru and Mexico during three months ended September 30, 2015, and have only one contract geologist in each of Peru and Mexico, performing limited exploration activity including care and maintenance of our existing exploration projects, pending completion of the Transaction. We had no exploration costs related to Mt. Hamilton as all of our activities were development related. During the three months ended September 30, 2015 and 2014 we capitalized (i) $201,000 and $543,000, respectively, of development costs at our Mt. Hamilton project; (ii) $154,000 and $161,000, respectively of interest cost; and (iii) 2,000 and $4,000, respectively, of depreciation to the Mt. Hamilton project. As a result of the Transaction we are no longer capitalizing any development costs. We anticipate our future exploration activities will expand as we look to acquire new exploration projects and increase the level of work on our existing exploration projects. However, we anticipate our 2015 full year exploration expenditures will be less than our exploration activities during 2014.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2015	2014	2015	2014
Bongará	$1	$20	$13	$98
La Promesa	—	—	8	11
Canta Colorado	—	—	—	6
Pachuca	2	9	7	23
Reconnaissance	13	29	20	104
Total exploration expense	$16	$58	$48	$242

Prior to the Transaction, we consolidated MH-LLC in our financial statements, however because DHI owned a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $1,000 and $3,000, respectively, for DHI’s share of the losses at MH-LLC during the three months ended September 30, 2015 and 2014. We have no remaining minority interests in any of our properties as of September 30, 2015 and do not anticipate recording any noncontrolling interest credit in the near future.

General and administrative costs, excluding stock option compensation costs discussed below, were $324,000 during the three months ended September 30, 2015 compared to $283,000 during the three months ended September 30, 2014. The major components of these costs were related to (i) salaries and benefit expense during the three months ended September 30, 2015 of $240,000 compared to salaries and benefits expense of $209,000 in the same period of 2014; (ii) legal and accounting expenditures of $1,000 in the three months ended September 30, 2015 compared to $16,000 in the three months ended September 30, 2014, which reflected a reclassification of costs to the Transaction during the three months ended September 30, 2015 as a result of expenses incurred related to the negotiation of the Transaction during first nine months of the year; and (iii) travel and shareholder relation costs of $63,000 during the three months ended September 30, 2015, which included the costs of our annual meeting which was held in August during 2015 and June during 2014, compared $34,000 during the three months ended September 30, 2014. We anticipate our overall general and administrative costs will continue to be lower during the full year of 2015 compared to 2014.

Solitario recorded non-cash stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $157,000 during the three months ended September 30, 2015 compared $511,000 during the three months ended September 30, 2014, which was higher in 2014 as a result of vesting of twenty-five percent of the fair value of options granted during the third quarter of 2014.

During the three and nine months ended September 30, 2014 we received a $200,000 standby rental payment related to our Bongará project in Peru. This standby rental payment was no longer required pursuant to the terms of the joint venture with our partner Milpo on the Bongará project after 2014. Accordingly, no property and joint venture payment was received in the three and nine months ended September 30, 2015.

During the three months ended September 30, 2015 we sold 160,000 shares of Kinross for net proceeds of $290,000 and recorded a gain on sale of $178,000. During the three months ended September 30, 2014 we sold 20,000 shares of Kinross for net proceeds of $83,000 and recorded a gain on sale of $69,000. During the three months ended September 30, 2015 we transferred all of our 15,732, 274 shares of Ely common stock we previously held in exchange for cancellation of certain payment obligations related to MH-LLC, and the Ely Consent.We recorded a loss on sale of marketable equity securities of $1,511,000 during the three months ended September 30, 2015 on the transfer of these Ely shares. As a result of the Transaction, we anticipate we will sell our remaining 100,000 shares of Kinross during 2016, depending on market conditions and capital needs, and we have recorded our investment in Kinross shares at their fair market value as part of our current assets at September 30, 2015.

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations based upon a Black-Scholes model. Solitario recorded a gain on the RMB Warrants of $28,000 for the three months ended September 30, 2015 compared to a gain on the RMB Warrants of $77,000 for the three months ended September 30, 2014. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control and may fluctuate significantly in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2015 and 2014 we recorded no property impairments.

At September 30, 2015 we have recorded a valuation allowance against our domestic deferred tax assets and have no net asset or liability for federal and state taxes. As a result of the anticipated use of available loss carryforwards and expected 2015 tax losses sufficient to offset the gain from the Transaction, we do not expect to have any currently payable income taxes for 2015. During the three and nine months ended September 30, 2015, we recorded $997,000 of income tax expense. See Note 8, Income Taxes to the condensed consolidated financial statements above. In addition we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru and Mexico. We anticipate we will continue to provide a valuation allowance for these foreign net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those foreign net operating losses in the future.

 Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

We had net income attributable to Solitario shareholders of $9,359,000 or $0.24 per basic and diluted share for the nine months ended September 30, 2015 compared to a loss of $1,576,000 or $0.04 per basic and diluted share for the nine months ended September 30, 2014. As explained in Recent Developments above, the primary reason for the net income in 2015 was the gain on sale of discontinued operations of $12,746,000 from the Transaction. The loss from continuing operations increased to $3,390,000 or $0.08 per share during the nine months ended September 30, 2015 compared to a loss of $1,584,000 or $0.04 per shares in the nine months ended September 30, 2014. The increase in the loss was primarily related to (i) a loss on sale of marketable equity securities of $969,000 during the nine months ended September 30, 2015 compared to a gain on sale of marketable equity securities of $472,000; (ii) income tax expense of $997,000 during the nine months ended September 30, 2015 compared to no income tax expense or benefit during the nine months ended September 30, 2014; no property and joint revenue during the nine months ended September 30, 2015 compared to property and joint venture revenue of $200,000 during the nine months ended September 30, 2014; and (iv) no property abandonment expense during the nine months ended September 30, 2015 compared to property abandonment expense of $20,000 during the nine months ended September 30, 2014. These items that increased the net loss were partially offset by (i) a reduction in exploration expense to $48, 000 during the nine months ended September 30, 2015 compared to $242,000 during the nine months ended September 30, 2014; (ii) a reduction in general and administrative expense to $1,513,000 during the nine months ended September 30, 2015 compared to $1,729,000 during the nine months ended September 30, 2014; (iii) a gain on warrant liability of $49,000 during the nine months ended September 30, 2015 compared to a loss of $142,000 during the nine months ended September 30, 2014 and (iv) a loss on equity method investment of $153,000 during the nine months ended September 30, 2014 and we had no similar item in the nine months ended September 30, 2015. Each of these items is discussed in more detail below.

Our net exploration expense decreased to $48,000 during the nine months ended September 30, 2015 compared to $242,000 in the comparable period of 2014. We have significantly reduced our exploration activities prior to the Transaction as discussed above in the comparison of the three months ended September 30, 2015 compared to the three months ended September 30, 2014 above. During the nine months ended September 30, 2015 and 2014 we capitalized $1,382,000 and $1,966,000, respectively of development costs at our Mt. Hamilton project. Subsequent to the Transaction, we do not anticipate having any development costs and accordingly will not be capitalizing any development in the near future.

During the nine months ended September 30, 2015 we sold 380,000 shares of Kinross for net proceeds of $809,000 and recorded a gain on sale of $541,000. During the nine months ended September 30, 2014 we sold 120,000 shares of Kinross for net proceeds of $556,000 and recorded a gain on sale of $471,000. During the nine months ended September 30, 2015 we also transferred the Ely shares discussed above and recorded a loss on sale of marketable equity securities of $1,511,000.

General and administrative costs, excluding stock option compensation costs discussed below, were $1,043,000 during the nine months ended September 30, 2015 compared to $1,106,000 in the same period of 2014. The major components of the costs were (i) salaries and benefit expense during the nine months ended September 30, 2015 of $660,000 compared to salaries and benefit expense of $647,000 in the same period of 2014; (ii) legal and accounting expenditures of $136,000 in the nine months ended September 30, 2015 compared to $90,000 in the same period of 2014; (iii) other costs of $71,000 during the nine months ended September 30, 2015 compared to $76,000 in the same period of 2014; and (iv) travel and shareholder relation costs of $176,000 during the nine months ended September 30, 2015 compared to $294,000 in the same period of 2014. During the nine months ended September 30, 2015 and 2014, Solitario recorded $470,000 and $622,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, which increased in 2014 as a result of options granted during 2014.

During the nine months ended September 30, 2014 we recorded $20,000 of mineral property impairments related to our Pachuca project in Mexico. There were no mineral property impairments during 2015. During the nine months ended September 30, 2015 we terminated our PBM joint venture with Anglo Platinum. Our equity-method investment in PBM was zero at the time of the termination of the joint venture and we recorded no mineral property write-down as a result of the termination of the joint venture.

We recorded a noncontrolling interest credit of $3,000 and $8,000, respectively, for DHI’s share of the losses at MH-LLC during the nine months ended September 30, 2015 and 2014.

See the discussion above regarding the comparison of the tax expense recorded during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 for a discussion of the tax effects in the nine months ended September 30, 2015. We recorded no deferred tax expense during the nine months ended September 30, 2014 primarily related to the recording of a valuation allowance on our built-in gains on our marketable equity securities.

(d) Liquidity and Capital Resources

Cash

As of September 30, 2015 we have $17,879,000 in cash. We intend to utilize a portion of this cash in our exploration activities and the potential acquisition of minerl assets over the next several years. We expect to also use a portion of this cash to repurchase up to two million shares of our common stock, pursuant to the terms of a stock buy-back program announced on October 28, 2015. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares. As of September 30, 2015, a portion of our cash is invested in short-term money market funds.

Sale of Mt. Hamilton LLC

On August 25, 2015 we, along with DHI, sold our combined interests in the Mt. Hamilton project to Waterton for total cash proceeds of US$30 million in the Transaction. We received gross cash proceeds of US$24 million for our 80% interest in MH-LLC. Our costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The assets and liabilities sold and the gain on the Transaction are detailed above under Recent Developments in Note 1 “Business and Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial statements.

Repayment of the RMB Loan

 Concurrent with the closing of the Transaction, we paid RMBAH $5,000,000 plus $7,000 of interest and fees in full payment of the RMB Loan. On August 5, 2015, we entered into the RMB Loan Extension to extend the maturity date of the RMB Loan from August 21, 2015 to September 30, 2015. In consideration for entering into the RMB Loan Extension, we paid RMBAH an extension fee of $50,000 and agreed to extend the terms of the RMB Warrants from August 21, 2015 to August 21, 2016. During the three and nine months ended September 30, 2015 we paid $95,000 and $228,000, respectively, in cash for interest and fees on the RMB Loan, we incurred $28,000 and $126,000, respectively, in interest cost for the amortization of deferred offering costs related to the RMB Loan and we incurred $31,000 and $139,000, respectively, of interest cost related to the warrant discount associated with the RMB Warrants issued in connection with the Facility Agreement. As of September 30, 2015 we have no outstanding interest bearing debt and we do not anticipate paying any interest in the near future.

RMB Warrants

Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of September 30, 2015 we have estimated the RMB Warrants have a $6,000 fair value based upon a Black-Scholes model. We recorded a gain of $28,000 and $49,000, respectively, on the fair value of the RMB Warrants during the three and nine months ended September 30, 2015. The RMB Loan Extension, discussed above, extended the expiration date of the RMB Warrants to August 21, 2016. We currently do not expect RMBAH to exercise any of these warrants during 2015.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at September 30, 2015. The Kinross shares are recorded at their fair value of $172,000 at September 30, 2015. As a result of the Transaction we anticipate we will sell our remaining 100,000 shares of Kinross during 2016, depending on market conditions and capital needs, and we have recorded our investment in Kinross shares at their fair market value as part of our current assets at September 30, 2015.

In addition we own other marketable equity securities with a fair value of $16,000 as of September 30, 2015 classified as available for sale and recorded at their fair value, based upon quoted market prices. We have classified all of our marketable equity securities as a current asset as we plan to sell these securities during 2016, depending on market conditions and capital needs. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity.

Working Capital

 We had working capital of $18,062,000 at September 30, 2015 compared to a negative working capital of $2,042,000 as of December 31, 2014. Our working capital at September 30, 2015 is made up of our current assets, consisting primarily of our cash and cash equivalents and our marketable equity securities of $188,000, less our current liabilities primarily consisting of our accounts payable of $74,000 and warrant liability of $6,000.

Cash and cash equivalents were $17,879,000 as of September 30, 2015 compared to $487,000 at December 31, 2014. As of September 30, 2015, our cash balances along with our marketable equity securities are adequate to fund our expected expenditures over the next year

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

During the three and nine months ended September 30, 2015 no options were granted or exercised from the 2006 or the 2013 Plan. During the three and nine months ended September 30, 2014 we issued options for 1,990,000 shares from the 2006 Plan with an exercise price of Cdn$1.60 per share, equal to the quoted price on the Toronto Stock Exchange on the date of grant. The options vested 25% on the date of grant and 25% on each the next three anniversary dates. We recorded $511,000 and $622,000 of non-cash stock option compensation expense during the three and nine months ended September 30, 2014 based upon a Black Scholes model. In addition during the nine months ended September 30, 2014 we granted restricted stock units that vested on the grant date from the 2013 Plan for a total of 50,562 shares and issued as shares to two employees as part of their severance pay upon the employees’ termination from Solitario. There were no other stock or option awards during 2014 or 2015 from either the 2006 or 2013 Plans. We do not anticipate the exercise of any options from the 2006 or 2013 Plans during the remainder of 2015.

Sale of common stock

On February 28, 2014 we sold 1,600,000 shares of our common stock in a private placement for gross proceeds of $1,680,000 (the “Offering”). Solitario retained a placement agent in connection with the portion of the Offering conducted in Canada and paid the placement agent a fee of $50,000 for the sale effected to the single Canadian investor that participated in the Offering. There were no other sales of common stock for cash in the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2015 and 2014, we issued 66,500 and 35,000 shares of our common stock, respectively, at their fair value, based upon quoted market prices of $51,000 and $38,000, respectively, to an underlying leaseholder at the Mt. Hamilton project for mineral property pursuant to our leasehold agreement. There were no other issuances of shares of our common stock during the three and nine months ended September 30, 2015.

(e) Cash Flows

Net cash used in operations during the nine months ended September 30, 2015 increased to $1,443,000 compared to $1,257,000 for the nine months ended September 30, 2014 primarily as a result of (i) the reduction in the property and joint venture payment of $200,000 related to our Bongará project, discussed above, from 2014 to no payment in the nine months ended September 30, 2015; (ii) the reduction in accounts payable paid off as a result of the Transaction which is reflected in the cash used in operations under discontinued operations of $190,000 compared to $60,000 for the nine months ended September 30, 2014 and (iii) an increase in prepaid expenses and other current assets of $58,000 during the nine months ended September 30, 2015 compared to a decrease in prepaid expenses and other current assets of $60,000 during the nine months ended September 30, 2014. Based upon projected expenditures, we anticipate continued use of funds from operations through the remainder of 2015, to fund our exploration activities although we anticipate this will be at a reduced rate from the use of funds from operations during 2014. See “Results of Operations” discussed above for further explanation of some of these variances.

We provided $23,835,000 in cash from investing activities during the nine months ended September 30, 2015 compared to the use of $996,000 in cash from investing activities during the nine months ended September 30, 2014. The primary reason for the increase in cash was the $24,000,000 received in the Transaction. In addition we sold $84,000 of derivative instruments during the nine months ended September 30, 2015 compared to $39,000 in the same period of 2014. We also sold more Kinross shares during the nine months ended September 30, 2015 resulting in cash proceeds of $809,000 compared to cash proceeds from the sale of Kinross shares of $556,000 during the nine months ended September 30, 2014. We reduced our cash capitalized expenditures at Mt. Hamilton to $1,059,000, included in cash used in investing activities from discontinued operations, during the nine months ended September 30, 2015 compared to $1,599,000 of cash capitalized expenditures, included in cash used in investing activities from discontinued operations, during the nine months ended September 30, 2014. In addition, we received a refund of a previously posted bond of $11,000 included in discontinued operations during the nine months ended September 30, 2015. Subsequent to the Transaction we expect the use of cash for investing in mineral property to be reduced as we are no longer developing the Mt. Hamilton project.

We used $5,000,000 to repay the RMB Loan during the nine months ended September 30, 2015. This was compared to the source of funds during the nine months ended September 30, 2014 from (i) borrowing $1,500,000 on the RMB Loan; (ii) proceeds of $1,630,000 from the issuance of common stock in February 2014, discussed above. In addition we used $802,000 to repay the UBS short term loan and used $250,000 for a required payment Ely during the nine months ended September 30, 2014. Given our current working capital balance of $15,997,000 as of September 30, 2015, we do not anticipate requiring any additional funds from financing activities during the remainder of 2015.

(f) Off-balance sheet arrangements

As of September 30, 2015 and December 31, 2014 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As a result of the Transaction we are no longer involved in any development activities, nor do we have any contractual obligations related to the development of the Mt. Hamilton deposit as of September 30, 2015. There have been no changes to our, exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(h) Mineral Property Write-Downs

We did not record any mineral property write-downs during the three or nine months ended September 30, 2015. During the nine months ended September 30, 2014 we recorded a $20,000 write-down of our investment in our Pachuca project. During the nine months ended September 30, 2015 we terminated our PBM joint venture with Anglo Platinum. Our equity-method investment in PBM was zero at the time of the termination of the joint venture and we recorded no mineral property write-down as a result of the termination of the joint venture.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 30, 2015, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of September 30, and for the three and nine months ended September 30, 2015, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

There are no recent accounting pronouncements, adopted in the nine months ended September 30, 2015 or issued by the FASB during the nine months ended September 30, 2015 that would have a material impact upon Solitario.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our estimates of fair value of our investment in shares of Kinross;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	Our ability to successfully identify, and execute on transaction to acquire new mineral exploration projects and other related assets;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of September 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Other than: (i) the elimination of the risks formerly associated with our ownership interest in, and the development activities related to the Mt. Hamilton project; (ii) the elimination of the risks formerly associated with our obligations under the Facility Agreement and the RMB Loan, and (iii) the risk that as a result of our cash assets, we may be a heightened target for a corporate take-over by third parties that may not seek to further our business assets and operations, there are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SOLITARIO EXPLORATION & ROYALTY CORP.

November 12, 2015 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2		Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2		Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith