Form 10-Q
period 2016-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2016-05-04
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2016

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

 There were 38,935,189 shares of $0.01 par value common stock outstanding as of April 29, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,036	$17,718
Short-term investments	16,015	—
Investments in marketable equity securities, at fair value	371	202
Prepaid expenses and other	52	70
Total current assets	17,474	17,990

Mineral properties	19	19
Other assets	43	45
Total assets	$17,536	$18,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82	$175
Warrant liability	1	4
Other	41	—
Total current liabilities	124	179

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (38,995,189 and 39,169,189 shares, respectively, issued and outstanding at March 31, 2016 and December 31, 2015)	390	392
Additional paid-in capital	54,984	55,063
Accumulated deficit	(38,180)	(37,691)
Accumulated other comprehensive income	218	111
Total shareholders’ equity	17,412	17,875
Total liabilities and shareholders’ equity	$17,536	$18,054

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2016	2015
Costs, expenses and other:
Exploration expense	$122	$25
Depreciation and amortization	1	3
General and administrative	442	554
Gain (loss) on derivative instruments	1	(82)
Total costs, expenses and other	566	500
Other income (expense)
Interest income (net)	12	—
Gain on warrant liability	3	49
Total other income (expense)	15	49
Loss before income tax	(551)	(451)
Income tax benefit	62	—
Net loss	(489)	(451)
Less net loss attributable to noncontrolling interest	—	1
Net loss attributable to Solitario shareholders	$(489)	$(450)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	39,121	39,248

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2016	2015
Net loss attributable to Solitario shareholders, before other comprehensive loss	$(489)	$(450)
Other comprehensive income (loss)
Unrealized income (loss) on marketable equity securities, net of deferred taxes	107	(598)
Comprehensive loss	(382)	(1,048)
Loss (income) attributable to noncontrolling interests	—	1
Comprehensive loss attributable to Solitario shareholders	$(382)	$(1,047)

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	5

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(489)	$(451)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on derivative instruments	1	(82)
Depreciation and amortization	1	3
Deferred income taxes	(62)	—
Accrued interest income	(8)	—
(Gain) on warrant liability	(3)	(49)
Employee stock option expense	2	157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18	3
Accounts payable and other current liabilities	(92)	18
Net cash used in operating activities from continuing operations	(632)	(401)
Net cash used in operating activities from discontinued operations	—	(2)
Net cash used in operating activities	(632)	(403)
Investing activities:
Purchase of short-term investments	(16,007)	—
Sale of derivative instruments	40	84
Net cash used in investing activities from continuing operations	(15,967)	84
Net cash used in investing activities from discontinued operations	—	(221)
Net cash used in investing activities	(15,967)	(137)
Financing activities:
Purchase of common stock for cancellation	(83)	—
Net cash provided by financing activities	(83)	—

Net decrease in cash and cash equivalents	(16,682)	(540)
Cash and cash equivalents, beginning of period	17,718	869
Cash and cash equivalents, end of period	$1,036	$329

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$—	$66

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$—	$103

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Recent Developments

Sale of Mt. Hamilton LLC

On August 25, 2015 Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”), along with DHI Minerals (U.S.) Ltd. (“DHI”), sold their combined interests in the Mt. Hamilton gold project (“Mt. Hamilton”) to Waterton Nevada Splitter, LLC (“Waterton”), for total cash proceeds of US$30 million (the “Transaction”) pursuant to a definitive agreement entered into on June 10, 2015. Solitario sold its 80% interest in Mt. Hamilton LLC (“MH-LLC”), a limited liability company which holds 100% of the Mt. Hamilton project assets, and DHI sold its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely Gold and Minerals, Inc. (“Ely”). Solitario received gross cash proceeds of US$24 million and Ely received gross cash proceeds of US$6 million. Solitario’s costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The Transaction was structured as the sale of Solitario’s and DHI’s combined membership interests in MH-LLC.

During the three months ended March 31, 2015 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of the Mt. Hamilton project, which were capitalized to mineral property during all periods. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to the results presented in the unaudited consolidated statements of operations for the three months ended March 31, 2015.

See Note 1, “Business and Summary of Significant Accounting Policies, to the annual financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) for a more complete discussion of the sale of Solitario’s interest in MH-LLC.

Business and company formation

 Solitario is an exploration stage company at March 31, 2016 under Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire and hold a portfolio of exploration properties and other related assets for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves. As a result of the completion of the Transaction, Solitario has shifted its primary focus from the development of the Mt. Hamilton project to the furtherance of its other assets and to Solitario’s historical focus of the acquisition of precious and base metal properties and assets with exploration potential and the development or purchase of royalty interests.

Solitario has recorded revenue in the past from the sale of mineral properties, joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties, although potentially significant when they occur, have not been a consistent source of revenue and would only occur in the future, if at all, on an infrequent basis.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2016 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2016.

Table of Contents	7

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), and are expressed in US dollars.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the fair value of Solitario’s investment in short-term investments; (ii) the fair value of Solitario's stock option grants to employees; (iii) the fair value of Solitario's investment in marketable equity securities; (iv) the fair value of Solitario’s liability for warrants Solitario issued to RMB Australia Holdings Limited (the “RMB Warrants”).

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. Solitario has concentrations of cash at March 31, 2016 deposited in banks and brokerage accounts of $1,009,000 which are not covered under the federal deposit insurance rules for the United States. At March 31, 2016 Solitario holds short-term investments in United States Treasury securities of $8,505,000.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815 "Accounting for Derivative Instruments and Hedging Activities.". Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and the RMB Warrants are recognized in the statement of operations in the period of the change.

Table of Contents	8

Fair value

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments and marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 7, “Fair Value” below.

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the Board of Directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair values are recorded in accumulated other comprehensive income within shareholders' equity, unless a decline in fair value is considered other than temporary, in which case the decline is recognized as a loss in the consolidated statements of operations.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities have been conducted primarily in Peru and Mexico, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

Income taxes

Solitario accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes.” (“ASC 740”). Under ASC 740, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings per share

The calculation of basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2016 and 2015. Potentially dilutive shares related to outstanding common stock options of 40,000 and 3,748,000 for the three months ended March 31, 2016 and 2015, respectively, and the RMB Warrants (exercisable to acquire 1,624,748 shares of common stock) for the three months ended March 31, 2016 and 2015 were excluded from the calculation of diluted income (loss) per share because the effects were anti-dilutive.

Table of Contents	9

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.”

Recent accounting pronouncements

There are no recent accounting pronouncements, adopted in the three months ended March 31, 2016 or issued by the FASB during the three months ended March 31, 2016 that would have a material impact upon Solitario.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,	December 31,
	2016	2015
Exploration
La Promesa (Peru)	$5	$5
Norcan (Mexico)	6	6
Aconchi (Mexico)	5	5
Canta Colorado (Peru)	3	3
Total exploration mineral property	$19	$19

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

Capitalized costs

Solitario began capitalizing its development costs incurred at its Mt. Hamilton project subsequent to the completion of the Feasibility Study. Capitalization of costs for the three months ended March 31, 2015, prior to the Transaction, is detailed in the following table

(in thousands)	Three months ended March 31,
2015
Development expenditures	$156
Capitalized interest	169
Capitalized depreciation	2
Total capitalized costs	$327

Table of Contents	10

Discontinued projects

Solitario did not record any mineral property write-downs during the three months ended March 31, 2016 or 2015.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2016	2015
Geologic and field expenses	$76	$18
Administrative	46	7
Total exploration costs	$122	$25

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	March 31, 2016	December 31, 2015
Marketable equity securities at fair value	$371	$202
Cost	91	91
Accumulated other comprehensive (loss) income for unrealized holding gains	280	111
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(62)	—
Accumulated other comprehensive income	$218	$111

The following table represents changes in marketable equity securities. Solitario did not buy or sell any marketable equity securities during the three months ended March 31, 2016 or 2015.

(in thousands)	Three months ended March 31,
	2016	2015
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	$169	$(598)
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	(62)	207
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	—	(207)
Net unrealized holding (loss) gain in other comprehensive income (loss)	$107	$(598)

Table of Contents	11

4.        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2016	2015
Furniture and Fixtures, net of accumulated depreciation	$39	$41
Exploration bonds and other assets	4	4
Total other assets	$43	$45

5.       Short-term Debt

RMB Facility Agreement

On August 10, 2012, Solitario entered into a Facility Agreement and borrowed $5,000,000 from RMB Australia Holdings, Limited (the “RMB Loan”). In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB Warrants issued in connection with the RMB Loan. Solitario also recorded deferred offering costs related to the RMB Loan. The warrant discount and deferred offering costs were amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bore interest at the 90-day LIBOR rate plus 5%, and was payable in arrears on the last day of each quarterly interest period. The RMB Loan interest rate was 5.28% at March 31, 2015. The RMB Loan was repaid on August 25, 2015, in connection with the the Transaction. Solitario has no balance due on the RMB Loan as of December 31, 2015 or March 31, 2016.

Solitario recorded the following interest cost during the three months ended March 31, 2015 related to the RMB Loan:

(in thousands)	Three months ended
2015
RMB Loan interest
Interest paid in cash	$66
Amortization of the RMB Warrants discount	54
Amortization of RMB deferred financing costs	49
Total interest expense related to the RMB Loan	$169

During the three months ended March 31, 2015, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

6.        Derivative Instruments

RMB Warrants

The RMB Warrants entitle the holder to purchase a total of 1,624,748 shares of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As amended, the RMB Warrants expire on August 21, 2016, and have an exercise price of $1.5387 per share, subject to customary anti-dilution adjustments. Solitario recorded a warrant discount at the time it entered into the Facility Agreement, which it amortized on a straight-line basis. See Note 5, short-term debt, above.

Solitario has recorded a liability as of March 31, 2016 and December 31, 2015 of $1,000 and $4,000, respectively, for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations. Solitario recorded a gain on the RMB Warrants of $3,000 and $49,000, respectively, during the three months ended March 31, 2016 and 2015.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross Gold Corporation (“Kinross”). The business purpose of selling covered calls is to provide additional liquidity on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change.

Table of Contents	12

Solitario recorded the following gain (loss) on derivative instruments related to Kinross calls:

(in thousands)	Three months ended March 31,
	2016	2015
Shares of Kinross	100	180

Proceeds from sale of call	$40	$84
Loss (gain) on derivative instrument	1	(82)
Ending other liability balance	$41	$2

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

Solitario accounts for its financial instruments under ASC 820. ASC 820 establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

•	Level 1: quoted prices in active markets for identical assets or liabilities;
•	Level 2: quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2016 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$371	$—	$—	$371
United States Treasury securities	8,505	—	—	8,505
Bank Certificates of Deposit	7,510	—	—	7,510
Liabilities
RMB warrants	—	1	—	1
Kinross calls	41			41

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2015:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$202	$—	$—	$202
Liabilities
RMB warrants	—	4	—	4

Table of Contents	13

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

At March 31, 2016 and December 31, 2015, Solitario has recorded no net deferred tax assets. A valuation allowance, which fully offsets the net deferred tax assets, has been recorded because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2016, Solitario recorded a $62,000 deferred tax benefit in the statement of operations and recorded a deferred tax expense of $62,000 to other comprehensive income related to unrealized gains on marketable equity securities.

9. Employee Stock Compensation Plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three months ended March 31, 2016 and 2015, Solitario recorded $2,000 and $157,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, the Board of Directors may grant up to 2,800,000 options to directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

There were no new options granted during the three months ended March 31, 2016 and 2015 under the 2006 Plan. No options were exercised during the three months ended March 31, 2016 or 2015 under the 2006 Plan.

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

There were no stock grants or awards or exercises of options or awards under the 2013 Plan during the three months ended March 31, 2016 and 2015.

Table of Contents	14

10.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2015	39,169,189	$392	$55,063	$(37,691)	$111	$17,875

Stock option expense	—	—	2	—	—	2
Purchase of shares for cancellation	(174,000)	(2)	(81)	—	—	(83)
Net loss	—	—	—	(489)	—	(489)
Net unrealized gain on marketable equity securities	—	—	—	—	107	107
Balance at March 31, 2016	38,995,189	$390	$54,984	$(38,180)	$218	$17,412

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorizes us to purchase up to two million shares of our outstanding common stock through December 31, 2016. During the three months ended March 31, 2016, we purchased 174,000 shares of our common stock for an aggregate purchase price of $83,000.

Table of Contents	15

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2015 and 2014, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2015. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Recent Developments

Sale of Mt. Hamilton LLC

On August 25, 2015 we, along with DHI, sold our combined interests in Mt. Hamilton to Waterton, for total cash proceeds of US$30 million. We sold our 80% interest in MH-LLC and received gross cash proceeds of US$24 million and DHI received gross cash proceeds of US$6 million. Solitario’s costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The Transaction was structured as the sale of Solitario’s and DHI’s combined membership interests in MH-LLC.

During the three months ended March 31, 2015 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of the Mt. Hamilton project, which were capitalized to mineral property during all periods. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to our results presented in the consolidated statements of operations for the three months ended March 31, 2015.

See Note 1, “Business and Summary of Significant Accounting Policies,” to the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) for a more complete discussion of the sale of Solitario’s interest in MH-LLC.

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

We have recorded revenue in the past from the sale of mineral properties, joint venture property payments and the sale of a royalty on our Mt. Hamilton property. The revenue from the sale of MH-LLC is included in gain on sale of discontinued operations. Revenues from the sale or joint venture of our other properties have not historically been a significant annual source of revenue and would occur, if at all, on an infrequent basis in the future.

We currently consider our carried interest in our Bongará project to be our core mineral property asset. As of March 31, 2016 we have significant balances of cash and short-term investments. We expect our joint venture partner will continue the development and furtherance of the Bongará asset and will monitor progress at Bongará. Further, the general decline in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities to for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms. We intend to evaluate and potentially acquire one or more assets if we believe it will enhance shareholder value. However, during the three months ended March 31, 2016, Solitario did not complete any mineral property acquisitions.

Table of Contents	16

(c) Results of Operations

Comparison of the quarter ended March 31, 2016 to the quarter ended March 31, 2015

We had a net loss attributable to Solitario shareholders of $489,000 or $0.01 per basic and diluted share for the three months ended March 31, 2016 compared to a net loss of $450,000 or $0.01 per basic and diluted share for the three months ended March 31, 2015. As explained in more detail below, the primary reason for the increase in the loss in the three months ended March 31, 2016 compared to the loss in the first three months of 2015 was (i) an increase in exploration expense to $122,000 during the three months ended March 31, 2016 compared to exploration expense of $25,000 during the three months ended March 31, 2015, (ii) a reduction in our gain of $83,000 on derivative instruments during the three months ended March 31. 2015 to a loss of $1,000 during the three months ended March 31, 2016, and (iii) a reduction in the a gain on warrant liability to $3,000 during the three months ended March 31, 2016 compared to a gain on warrant liability of $49,000 during the three months ended March 31, 2015. These were partially offset by (i) an increase in interest income of $12,000 during the three months ended March 31, 2016, with no similar item during the three months ended March 31, 2015, (ii) a reduction in general and administrative costs to $442,000 during the three months ended March 31, 2016 compared to $554,000 during the three months ended March 31, 2015, and (iii) an income tax benefit of $62,000 during the three months ended March 31, 2016 with no similar amount during the three months ended March 31, 2015. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $122,000 during the three months ended March 31, 2016 compared to exploration expense of $25,000 during the three months ended March 31, 2015. We increased our reconnaissance exploration activities primarily related to the shift in focus to the evaluation of mineral properties for acquisition as discussed above. These activities were focused on the evaluation of exploration properties and or firms for potential acquisition or other strategic transactions. In addition we increased our reconnaissance exploration activities in Mexico and Peru for the same purpose. During three months ended March 31, 2016 we had one contract geologist in each of Peru and Mexico, however, our Denver personnel are spending the majority of their time on exploration activities described above in this paragraph. We anticipate we will continue with our current exploration activities, and to the extent we acquire new exploration projects to expand those activities further and as a result expect our full-year exploration expenditures for 2016 to exceed the expenditures for full-year 2015.

Exploration expense (in thousands) by project for the three months ended March 31, 2016 and 2015 consisted of the following:

	March 31,	March 31,
Project Name	2016	2015
La Promessa	$8	$—
Bongará	—	10
Pachuca	—	3
Reconnaissance	114	12
Total exploration expense	$122	$25

General and administrative costs, excluding stock option compensation costs discussed below, were $440,000 during the three months ended March 31, 2016 compared to $397,000 during the three months ended March 31, 2015. The major components of these costs were related to (i) salaries and benefit expense during the first three months of 2016 of $320,000, which included bonuses of $152,000, granted for the positive financial results primarily related to the completion of the Transaction, compared to salaries and benefits expense of $239,000 in the same period of 2015; (ii) legal and accounting expenditures of $11,000 in the first three months of 2016 compared to $41,000 in the first three months of 2015; (iii) office rent and expenses of $22,000 during the three months ended March 31, 2016 compared to $24,000 during 2015 and (iv) travel and shareholder relation costs of $87,000 during the first three months of 2016 compared $93,000 during the first three months of 2015. We anticipate the general and administrative costs will be incurred at a comparable quarterly amount for the remainder of 2016.

Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $2,000 during the three months ended March 31, 2016 compared $157,000 during the three months ended March 31, 2015. On November 24, 2015, holders of option awards voluntarily cancelled awards for 1,990,000 options from our 2006 Plan and 1,250,000 options from our 2013 Plan to allow Solitario to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards. The cancellation of the awards reduced the non-cash stock option compensation during 2016 compared to 2015.

Table of Contents	17

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations based upon a Black-Scholes model. Solitario recorded a gain on the RMB Warrants of $3,000 for the three months ended March 31, 2016 compared to a gain of $49,000 for the three months ended March 31, 2015. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control. We do not expect significant further changes in the value of the RMB Warrants for the remainder of 2016.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2016 and 2015, we recorded no property impairments.

As a result of controlling MH-LLC, during 2015 prior to the Transaction, we consolidated MH-LLC in our financial statements, however because DHI owned a 20% interest in MH-LLC we recorded a noncontrolling interest credit of $1,000, for DHI’s share of MH-LLC during the three months ended March 31, 2015. As a result of the Transaction, no similar amount was recorded in 2016, and no minority interest amounts will be recorded in the future related to MH-LLC.

At March 31, 2016 and 2015 our net operating loss carry-forwards exceed our built in gains on marketable equity securities and we are in a net tax asset position and we provide a valuation allowance for all deferred taxes payable. However we recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $62,000 during the three months ended March 31, 2016. We did not record any income tax benefits related to the tax losses generated during the three months ended March 31, 2015. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2016. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru and Mexico. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(d) Liquidity and Capital Resources

Cash

As of March 31, 2016 we have $1,036,000 in cash. We intend to utilize a portion of this cash in our exploration activities and the potential acquisition of mineral assets over the next several years. We expect to also use a portion of this cash to repurchase shares of our common stock, pursuant to the terms of a stock buy-back program announced on October 28, 2015. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Short-term Investments

As of March 31, 2016, we have invested $8,505,000 of our current assets in United States Treasury securities (“USTS”) with maturities of 30 days to 15 months. The USTS are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS not used for operating costs or mineral property acquisitions as they become due during the remainder of 2016.

As of March 31, 2016, we have invested $7,510,000 in separate bank certificates of deposit (“CDs”) with maximum values of $250,000, each of which is covered by Federal Deposit Insurance Corporation insurance to the full face value of the CDs. At March 31, 2016, the CDs have maturities of between 20 days and 16 months. The CDs are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our CDs not used for operating costs or mineral property acquisitions as they become due during the remainder of 2016.

Table of Contents	18

RMB Warrants

Pursuant to the Facility Agreement, we issued 1,624,748 RMB Warrants to RMBAH as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of March 31, 2016, the RMB Warrants have an estimated fair value of approximately $1,000 based upon a Black-Scholes model and we recorded a gain of $3,000 on the fair value of the RMB Warrants during the three months ended March 31, 2015. We currently do not expect RMBAH to exercise any of these warrants prior to their expiration in August 2016.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at March 31, 2016. The Kinross shares are recorded at their fair value of $340,000 at March 31, 2016. We did not sell any Kinross shares during the three months ended March 31, 2016 and 2015. In addition we own other marketable equity securities with a fair value of $31,000 as of March 31, 2016. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. We recorded a gain on marketable equity securities in other comprehensive income of $107,000, , net of deferred taxes of $62,000, during the three months ended March 31, 2016.

Working Capital

We had working capital of $17,390,000 at March 31, 2016 compared to working capital of $17,811,000 as of December 31, 2015. Our working capital at March 31, 2016 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, and our investment in marketable equity securities of $371,000, less our accounts payable of $82,000. As of March 31, 2016, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

During the three months ended March 31, 2016 and 2015 no options were granted or exercised from the 2006 Plan. During the three months ended March 31, 2016 and 2015 there were no stock awards granted or exercised from the 2013 Plan. As of March 31, 2016, we have one outstanding option for 40,000 shares, which expires in 2019. We do not anticipate the exercise of any options during the remainder of 2016.

Share Repurchase Program

     On October 28, 2015, our Board of Directors approved a share repurchase program that authorizes us to purchase up to two million shares of our outstanding common stock through December 31, 2016. All shares purchased will be cancelled and reduce our shares of outstanding common stock. The amount and timing of any shares purchased will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Act of 1933, as amended. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the Toronto Stock Exchange. Payment for shares of common stock repurchased under the program will be funded using the Company’s working capital. As of March 31, 2016, we have purchased a total of 319,000 shares for an aggregate purchase price of $150,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Table of Contents	19

(e) Cash Flows

Net cash used in operations during the three months ended March 31, 2016 increased to $632,000 compared to $403,000 for the three months ended March 31, 2015 primarily as a result of the increase in exploration expenses and an increase in non-stock option general and administrative expenses during the first three months of 2016 compared the same period of 2015. Based upon projected expenditures in our 2016 budget, we anticipate continued use of funds from operations through the remainder of 2016. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $15,697,000 in cash from investing activities during the three months ended March 31, 2016 compared to the use of $137,000 in cash from investing activities during the three months ended March 31, 2015. The primary use of cash was for the purchase of $7,510,000 of CDs and $8,505,000 of USTS, discussed above under “Short-term Investments” in “Liquidity and Capital Resources.” The $221,000 of cash used in discontinued operations was primarily related to the cash additions to our Mt. Hamilton project during the first quarter of 2015, prior to the Transaction. In addition there was a decrease in the cash received on the sale of Kinross calls during the three months ended March 31, 2016, compared to the same period of 2015, as a result of our owning less shares of Kinross, and therefore we sold fewer covered calls during 2016 compared to 2015. We do not anticipate significant additional uses of cash during the remainder of 2016 from investing activities, pending the purchase of any additional exploration projects which would be offset by the use of funds from the sale of our short-term investments.

We used $83,000 for the purchase of our common stock during the three months ended March 31, 2016, as discussed above discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” There was no net cash used from financing activities for the three months ended March 31, 2015. We anticipate the use of funds for additional purchases of our common stock during the remainder of 2016, however, this will be limited to the maximum number of shares, pursuant to the share repurchase program. We do not anticipate any additional uses of funds from financing activities or any significant financing activities for the remainder of 2016.

(f) Off-balance sheet arrangements

As of March 31, 2016 and December 31, 2015 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As a result of the Transaction we are no longer involved in any development activities, nor do we have any contractual obligations related to the development of the Mt. Hamilton deposit as of September 30, 2015. There have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2016 and 2015.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2016, we have not adopted any additional accounting policies.

Table of Contents	20

(j) Related Party Transactions

As of March 31, 2016, and for the three months ended March 31, 2016, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

There are no recent accounting pronouncements, adopted in the three months ended March 31, 2016 or issued by the FASB during the first three months of 2016 that would have a material impact upon Solitario.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Kinross;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Table of Contents	21

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of March 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016- January 31, 2016	73,000	$0.46	73,000	1,782,000
February 1, 2016 – February 29, 2016	52,812	$0.49	57,812	1,729,188
March 1, 2016 – March 31, 2016	48,188	$0.49	48,188	1,681,000

(1)	As of March 31, 2016, we have purchased a total of 319,000 shares for an aggregate purchase price of $150,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Table of Contents	22

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index

Table of Contents	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

May 4, 2015 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2	Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith