Form 10-Q
period 2016-06-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2016-08-10
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2016

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

 There were 38,745,189 shares of $0.01 par value common stock outstanding as of August 9, 2016.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$251	$17,718
Short-term investments, at fair value	16,003	—
Investments in marketable equity securities, at fair value	1,029	202
Prepaid expenses and other	40	70
Total current assets	17,323	17,990

Mineral properties	49	19
Other assets	358	45
Total assets	$17,730	$18,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$145	$175
Warrant liability	—	4
Other	128	—
Total current liabilities	273	179

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2016 and December 31, 2015)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (38,763,189 and 39,169,189 shares, respectively, issued and outstanding at June 30, 2016 and December 31, 2015)	388	392
Additional paid-in capital	54,897	55,063
Accumulated deficit	(38,342)	(37,691)
Accumulated other comprehensive income	514	111
Total shareholders’ equity	17,457	17,875
Total liabilities and shareholders’ equity	$17,730	$18,054

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars except per share amounts)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Costs, expenses and other:
Exploration expense	$220	$7	$342	$32
Depreciation and amortization	2	2	3	5
General and administrative	256	478	698	1,032
(Gain) on derivative instruments	(133)	(1)	(132)	(83)
Property abandonment and impairment	10	—	10	—
Total costs, expenses and other	355	486	921	986
Other income (expense)
Interest income	1	1	13	1
Gain on sale of marketable equity securities	30	364	30	364
(Loss) gain on sale of other assets	(14)	7	(14)	7
Gain (loss) on warrant liability	1	(28)	4	21
Total other income (expense)	18	344	33	393
Loss before income tax	(337)	(142)	(888)	(593)
Income tax benefit	175	—	237	—
Net loss	(162)	(142)	(651)	(593)
Less net loss attributable to noncontrolling interest	—	1	—	2
Net loss attributable to Solitario shareholders	$(162)	$(141)	$(651)	$(591)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	38,988	39,273	39,166	39,260

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Net loss attributable to Solitario shareholders, before other comprehensive loss	$(162)	$(142)	$(651)	$(593)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable equity securities, net of deferred taxes	296	(429)	403	(1,027)
Comprehensive (loss) income	134	(571)	(248)	(1,620)
Loss attributable to noncontrolling interests	—	1	—	2
Comprehensive (loss) income attributable to Solitario shareholders	$134	$(570)	$(248)	$(1,618)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(651)	$(593)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(132)	(83)
Depreciation and amortization	3	5
Deferred income taxes	(237)	—
Accrued interest income	—	(2)
Gain on warrant liability	(4)	(21)
Gain on equity security and asset sales (net)	(16)	(371)
Property abandonment and impairment	10	—
Employee stock option expense	31	313
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25	(20)
Accounts payable and other current liabilities	(29)	141
Net cash used in operating activities from continuing operations	(1,000)	(631)
Net cash used in operating activities from discontinued operations	—	(22)
Net cash used in operating activities	(1,000)	(653)
Investing activities:
Purchase of short-term investments	(16,007)	—
Additions to mineral properties	(40)	—
Purchase of marketable equity securities	(304)	—
Proceeds from sale of marketable equity securities	40	519
Sale of derivative instruments	45	84
Other assets, net	—	8
Net cash used in investing activities from continuing operations	(16,266)	611
Net cash used in investing activities from discontinued operations	—	(763)
Net cash used in investing activities	(16,266)	(152)
Financing activities:
Purchase of common stock for cancellation	(201)	—
Net cash provided by financing activities	(201)	—

Net decrease in cash and cash equivalents	(17,467)	(805)
Cash and cash equivalents, beginning of period	17,718	869
Cash and cash equivalents, end of period	$251	$64

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$—	$133

Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$—	$206
Loan to non-controlling interest	$—	$100
Issuance of stock for mineral property	$—	$51

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Sale of Mt. Hamilton LLC

On August 25, 2015 Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”), along with DHI Minerals (U.S.) Ltd. (“DHI”), sold their combined interests in the Mt. Hamilton gold project (“Mt. Hamilton”) to Waterton Nevada Splitter, LLC (“Waterton”), for total cash proceeds of US$30 million (the “Transaction”) pursuant to a definitive agreement entered into on June 10, 2015. Solitario sold its 80% interest in Mt. Hamilton LLC (“MH-LLC”), a limited liability company which held 100% of the Mt. Hamilton project assets, and DHI sold its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely Gold and Minerals, Inc. (“Ely”). Solitario received gross cash proceeds of US$24 million and Ely received gross cash proceeds of US$6 million. Solitario’s costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The Transaction was structured as the sale of Solitario’s and DHI’s combined membership interests in MH-LLC.

During the three and six months ended June 30, 2015 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of the Mt. Hamilton project, which were capitalized to mineral property. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to the results presented in the unaudited consolidated statements of operations for the three and six months ended June 30, 2015.

See Note 1, “Business and Summary of Significant Accounting Policies, to the annual financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) for a more complete discussion of the sale of Solitario’s interest in MH-LLC.

Business and company formation

 Solitario is an exploration stage company at June 30, 2016 under Industry Guide 7, as issued by the SEC. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire and hold a portfolio of exploration properties and other related assets for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves. As a result of the completion of the Transaction, Solitario has shifted its primary focus from the development of the Mt. Hamilton project to the furtherance of its other assets and to Solitario’s historical focus on the acquisition of additional precious and base metal properties and assets with exploration potential and the development or purchase of royalty interests.

Solitario has recorded revenue in the past from the sale of mineral properties, joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties, although potentially significant when they occur, have not been a consistent source of revenue and would only occur in the future, if at all, on an infrequent basis.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2016 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2016.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the fair value of Solitario’s short-term investments; (ii) the fair value of Solitario's stock option grants to employees; (iii) the fair value of Solitario's investment in marketable equity securities; and (iv) the fair value of Solitario’s liability for warrants Solitario issued to RMB Australia Holdings Limited in 2012 (the “RMB Warrants”).

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. Solitario has concentrations of cash at June 30, 2016 deposited in banks and brokerage accounts of $234,000 which are not covered under the federal deposit insurance rules for the United States. At June 30, 2016 Solitario holds short-term investments in United States Treasury securities of $7,506,000.

Mineral properties

Solitario expenses all exploration costs incurred on its mineral properties prior to the establishment of proven and probable reserves through the completion of a feasibility study. Initial acquisition costs of Solitario’s mineral properties are capitalized. Solitario began capitalizing all of its development expenditures on Mt. Hamilton, subsequent to the completion of a feasibility study in 2012 through the date of the Transaction. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815 "Accounting for Derivative Instruments and Hedging Activities." Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of covered calls and the RMB Warrants are recognized in the statement of operations in the period of the change.

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

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's exploration activities outside of the United States for the three and six months ended June 30, 2016 have been conducted primarily in Peru and Mexico, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

Income taxes

Solitario accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”). Under ASC 740, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings per share

The calculation of basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2016 and 2015. Potentially dilutive shares related to outstanding common stock options of 390,000 and 3,748,000, respectively, for the three and six months ended June 30, 2016 and 2015, and the RMB Warrants (exercisable to acquire 1,624,748 shares of common stock) for the three and six months ended June 30, 2016 and 2015 were excluded from the calculation of diluted income (loss) per share because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.”

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-19, Compensation-Stock Compensation (Topic 718) (“ASU 2016-19”), as part of its simplification initiative, which affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold for income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-19 is effective for fiscal year ending March 2018 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered by ASU 2016-19.

In December 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years, and interim periods within the year, beginning after December 15, 2016. The standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The adoption of ASU No. 2015-17 did not have a material impact on the financial statements of Solitario as of June 30, 2016 or for the three and six months ended June 30, 2016.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	June 30,	December 31,
	2016	2015
Exploration
La Promesa (Peru)	$6	$6
Montana royalty property	40	—
Canta Colorado (Peru)	3	3
Norcan (Mexico)	—	5
Aconchi (Mexico)	—	5
Total exploration mineral property	$49	$19

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred. During the three and six months ended June 30, 2016, Solitario acquired certain net smelter royalty previously owned by Atna Resources Ltd. for $40,000.

Discontinued projects

During the three and six months ended June 30, 2016, Solitario closed its exploration office in Mexico. Solitario sold its Norcan and Aconchi exploration projects in Mexico for a retained a 1% royalty on both the Norcan and Aconchi properties. Solitario recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the three and six months ended June 30, 2016. In addition Solitario recorded a loss on other assets in Mexico of $14,000 related to the exit from its exploration activities in Mexico during the three and six months ended June 30, 2016.

Solitario did not record any mineral property write-downs during the three and six months ended June 30, 2015.

Capitalization of Mt. Hamilton cost during 2015

On February 22, 2012, Solitario earned an 80% interest in MH-LLC as a result of the completion of a feasibility study on the Mt. Hamilton project (the “Feasibility Study”) prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). In October 2014, SRK, on behalf of Solitario completed an updated feasibility study on Mt. Hamilton. Solitario sold its interest in the Mt. Hamilton project on August 25, 2015 through the Transaction. Capitalization of costs for the three and six months ended June 30, 2015, prior to the Transaction, is detailed in the following table

(in thousands)	Three months ended June 30,	Six months ended June 30,
	2015	2015
Development expenditures	$335	$491
Capitalized interest	170	339
Property payments	190	190
Capitalized depreciation	3	5
Total capitalized costs	$698	$1,025

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Geologic and field expenses	$172	$(3)	$248	$15
Administrative	48	10	94	17
Total exploration costs	$220	$7	$342	$32

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	June 30, 2016	December 31, 2015
Marketable equity securities at fair value	$1,029	$202
Cost	278	91
Accumulated other comprehensive (loss) income for unrealized holding gains	751	111
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(237)	—
Accumulated other comprehensive income	$514	$111

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross cash proceeds	$40	$519	$40	$519
Cost	10	155	10	155
Gross gain on sale included in earnings during the period	30	364	30	364
Deferred taxes on gross gain on sale included in earnings	(11)	(126)	(11)	(126)
Valuation allowance on deferred taxes on gross gain on sale included in earnings	—	126	—	126
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(19)	(364)	(19)	(364)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	501	(65)	670	(663)
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	(186)	23	(248)	230
Valuation allowance on deferred taxes on unrealized holding losses included in other comprehensive loss	—	(23)	—	(230)
Net unrealized holding (loss) gain	315	(65)	422	(663)
Other comprehensive income (loss) from marketable equity securities	$(296)	$(429)	$403	$(1,027)

4.        Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2016	2015
Furniture and Fixtures, net of accumulated depreciation	$33	$41
Vendetta Mining Corp Warrants	321	—
Exploration bonds and other assets	4	4
Total other assets	$358	$45

During the three and six months ended June 30, 2016 Solitario purchased 7,240,000 units of Vendetta Mining Corp. for $289,000. Each unit included one common share and one purchase warrant which allows the holder to purchase one share of Vendetta Mining Corp. common stock at a price of Cdn$0.10 per share for a period of two years (the “Vendetta Warrants”). As of June 30, 2016, the Vendetta Mining Corp shares are carried at their fair value and included in marketable equity securities, see Note 3, above. The Vendetta Warrants are carried at their fair value, based upon a Black-Scholes valuation model. During the three and six months ended June 30, 2016, Solitario recorded a gain on derivative instruments of $215,000 related to the Vendetta Warrants.

5.       Short-term Debt

RMB Facility Agreement

              On August 10, 2012, Solitario entered into a Facility Agreement and borrowed $5,000,000 from RMB Australia Holdings, Limited (the “RMB Loan”). In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB Warrants issued in connection with the RMB Loan. Solitario also recorded deferred offering costs related to the RMB Loan. The warrant discount and deferred offering costs were amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bore interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan was repaid on August 25, 2015, in connection with the Transaction. Solitario had no balance due on the RMB Loan as of December 31, 2015 or June 30, 2016.

Solitario recorded the following interest cost during the three and six months ended June 30, 2015 related to the RMB Loan:

(in thousands)	Three months ended	Six months ended
	2015	2015
RMB Loan interest
Interest paid in cash	$67	$133
Amortization of the RMB Warrants discount	54	108
Amortization of RMB deferred financing costs	49	98
Total interest expense related to the RMB Loan	$170	$339

During the three and six months ended June 30, 2015, Solitario capitalized all of its interest to mineral property. See Note 2, “Mineral property,” above.

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

Solitario has recorded a zero liability for the fair value of the RMB Warrants as of June 30, 2016 as Solitario does not expect the exercise of the RMB Warrants, prior to their expiration on August 25, 2016. Solitario recorded a $4,000 liability for the RMB Warrants as of December 31, 2015 for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario adjusts the fair value of the warrants at each balance sheet date, with changes in value recorded in other income (loss) in the statement of operations.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross Gold Corporation (“Kinross”). The business purpose of selling covered calls is to provide additional liquidity on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change. As of June 30, 2016, Solitario had written two covered calls, one covering 50,000 shares, expiring January 20, 2017, with an exercise price of $4.00 per share and another covering 50,000 shares, expiring January 20, 2017 with an exercise price of $4.50 per share. Solitario has recorded a liability of $128,000 for the fair value of its Kinross covered call as of June 30, 2016, based on quoted market prices.

Solitario recorded the following gain loss on derivative instruments:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(Loss) gain on Kinross calls	$(82)	$1	$(83)	$83
Gain on Vendetta Warrants	215	—	215	—
Total	$133	$1	$132	$83

7.        Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents, short-term investments and payables, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The Vendetta Warrants are carried at their estimated fair value at June 30, 2016 of $321,000; based upon a Black-Scholes valuation model, see Note 4, “Other Assets,” above. The RMB Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model, see Note 6, “Derivative Instruments,” above.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and six months ended June 30, 2016 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,029	$—	$—	$1,029
United States Treasury securities	7,506	—	—	7,506
Bank Certificates of Deposit	8,497	—	—	8,497
Vendetta Warrants	—	321	—	321
Liabilities
Kinross covered calls	128	—	—	128

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

At June 30, 2016 and December 31, 2015, Solitario has recorded no net deferred tax assets. A valuation allowance, which fully offsets the net deferred tax assets, has been recorded because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2016, Solitario recorded deferred tax benefits of $175,000 and $237,000, respectively, in the statement of operations and recorded a deferred tax expense of the same amounts to other comprehensive income related to unrealized gains on marketable equity securities.

9. Employee Stock Compensation Plans

Solitario’s outstanding options on the date of grant have a five year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and six months ended June 30, 2016, Solitario recorded $29,000 and $31,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. During the three and six months ended June 30, 2015, Solitario recorded $157,000 and $313,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, prior to June 26, 2016, an aggregate of 2,800,000 shares were reserved under the 2006 Plan for the award of options to directors, officers and employees with exercise prices equal to the market price of Solitario’s common stock at the date of grant.

During the three and six months ended June 30, 2016, Solitario granted options to acquire 350,000 shares of common stock under the 2006 Plan. The options have a five-year term, with an exercise price Cdn$0.72 per share, the closing price of a share of Solitario common stock as quoted on the Toronto Stock Exchange (the “TSX”) on the date of grant. The options vested 25% on the date of grant and thereafter vest 25% on each of the next three anniversary dates of the date of grant, and had a grant date fair value based upon a Black-Scholes model with a 63% expected volatility, and 1% risk-free interest rate. No options were granted during the three and six months ended June 30, 2015. No options were exercised during the three and six months ended June 30, 2016 or 2015 under the 2006 Plan.

On June 26, 2016, in accordance with the terms of the 2006 Plan, the ability to grant any additional options under the 2006 Plan terminated and no additional options will be granted under the 2006 Plan.

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

There were no stock grants or awards or exercises of options or awards under the 2013 Plan during the three and six months ended June 30, 2016 and 2015.

10.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2015	39,169,189	$392	$55,063	$(37,691)	$111	$17,875

Stock option expense	—	—	2	—	—	2
Purchase of shares for cancellation	(174,000)	(2)	(81)	—	—	(83)
Net loss	—	—	—	(489)	—	(489)
Net unrealized gain on marketable equity securities	—	—	—	—	107	107
Balance at March 31, 2016	38,995,189	$390	$54,984	$(38,180)	$218	$17,412

Stock option expense	—	—	29	—	—	29
Purchase of shares for cancellation	(232,000)	(2)	(116)	—	—	(118)
Net loss	—	—	—	(162)	—	(162)
Net unrealized gain on marketable equity securities	—	—	—	—	296	296
Balance at June 30, 2016	38,763,189	$388	$54,897	$(38,342)	$514	$17,457

Share Repurchase Program

(1)	On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorizes Solitario to purchase up to two million shares of its outstanding common stock through December 31, 2016. During the three and six months ended June 30, 2016, Solitario purchased 232,000 and 406,000 shares of Solitario common stock, respectively, for an aggregate purchase price of $118,000 and $201,000, respectively. As of June 30, 2016, Solitario has purchased a total of 551,000 shares for an aggregate purchase price of $268,000 under the share repurchase program since its inception.

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

During the three and six months ended June 30, 2015 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of the Mt. Hamilton project, which were capitalized to mineral property during all periods. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to our results presented in the consolidated statements of operations for the three and six months ended June 30, 2015.

See Note 1, “Business and Summary of Significant Accounting Policies,” to the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC for a more complete discussion of the sale of Solitario’s interest in MH-LLC.

(b) Business Overview and Summary

We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Prior to the Transaction, our primary focus was on the development of Mt. Hamilton, where we had an 80% interest in Mt. Hamilton through MH-LLC. Our current focus is to acquire and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.

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

We currently consider our carried interest in our Bongará project in Peru to be our core mineral property asset. We expect our joint venture partner will continue the development and furtherance of the Bongará asset and will monitor progress at Bongará.

As of June 30, 2016 we have significant balances of cash and short-term investments that we anticipate using to, in part, acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms. We have, and expect to, focus on evaluating and potentially acquiring one or more additional assets if we believe it will enhance shareholder value. During the three and six months ended June 30, 2016, Solitario acquired a royalty on non-producing exploration leases in Montana previously owned by Atna Resources, Ltd.

(c) Results of Operations

Comparison of the quarter ended June 30, 2016 to the quarter ended June 30, 2015

We had a net loss of $162,000 or approximately $0.00 per basic and diluted share for the three months ended June 30, 2016 compared to a net loss of $141,000 or approximately $0.00 per basic and diluted share for the three months ended June 30, 2015. As explained in more detail below, the primary reason for the increase in the net loss in the three months ended June 30, 2016 compared to the loss in the three months ended June 30, 2015 was (i) an increase in exploration expense to $220,000 during the three months ended June 30, 2016 compared to exploration expense of $7,000 during the three months ended June 30, 2015, (ii) a reduction in the a gain on sales of marketable equity securities to $30,000 during the three months ended June 30, 2016 compared to a gain of $364,000 during the three months ended June 30, 2015, and (iii) a loss on other assets of $14,000 and property abandonment expense of $10,000 related to the closure of our exploration office in Mexico during the three months ended June 30, 2016, with no similar item during the three months ended June 30, 2015. These were partially offset by (i) an decrease in general and administrative costs to $256,000 during the three months ended June 30, 2016 compared to general and administrative costs of $478,000 during the three months ended June 30, 2015, (ii) a gain of $133,000 on derivative instruments during the three months ended June 30, 2016 compared to a gain of $1,000 during the three months ended June 30, 2015 and (iii) the recording of an income tax benefit of $175,000 during the three months ended June 30, 2016, with no similar item during the three months ended June 30, 2015. The significant changes for these items are discussed in more detail below.

          Our net exploration expense increased to $220,000 during the three months ended June 30, 2016 compared to exploration expense of $7,000 during the three and six months ended June 30, 2015. We increased our reconnaissance exploration activities primarily related to the shift in focus to the evaluation of mineral properties for acquisition as discussed above. These activities were focused on the evaluation of exploration properties and /or companies for potential acquisition or other strategic transactions. In addition we increased our reconnaissance exploration activities in Peru for the same purpose. During three months ended June 30, 2016 we had one contract geologist in each of Peru and Mexico, however, our Denver personnel are spending the majority of their time on exploration activities described above in this paragraph. We anticipate we will continue with our current exploration activities, and to the extent we acquire new exploration projects or assets to expand those activities further and as a result expect our full-year exploration expenditures for 2016 to exceed the expenditures for full-year 2015.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2016	2015	2016	2015
Bongará (Peru)	$1	$2	$1	$12
La Promesa (Peru)	19	8	27	8
Pachuca (Mexico)	—	2	—	5
Reconnaissance	200	(5)	314	7
Total exploration expense	$220	$7	$342	$32

General and administrative costs, excluding stock option compensation costs discussed below, were $227,000 during the three months ended June 30, 2016 compared to $321,000 during the three months ended June 30, 2015. The major components of these costs were related to (i) salaries and benefit expense during the first three months of 2016 of $161,000 compared to salaries and benefits expense of $181,000 in the same period of 2015; (ii) legal and accounting expenditures of $11,000 in the three months ended June 30, 2016 compared to $95,000 in the three months ended June 30, 2015, which during the 2015 period included additional costs related to the RMB Loan, and the Transaction; (iii) office rent and expenses of $20,000 during the three months ended June 30, 2016 compared to $19,000 during 2015 and (iv) travel and shareholder relation costs of $35,000 during the three months ended June 30, 2016 compared $26,000 during 2015. We anticipate the general and administrative costs will be incurred at a comparable rate to the rate in the three months ended June 30, 2016 for the remainder of 2016.

Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $29,000 during the three months ended June 30, 2016 compared $157,000 during the three months ended June 30, 2015. During the three months ended June 30, 2016, Solitario granted 350,000 options, which vested 25% on the date of grant, as further described in Note 9, “Employee Stock Compensation Plans,” above. On November 24, 2015, holders of option awards voluntarily cancelled awards for 1,990,000 options from our 2006 Plan and 1,250,000 options from our 2013 Plan to allow Solitario to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards. The cancellation of the awards reduced the non-cash stock option compensation during 2016 compared to 2015.

During the three months ended June 30, 2016 we sold marketable equity securities for proceeds of $40,000 and recorded a gain on the sales of $30,000, compared to sales of marketable equity security sales for proceeds of $519,000 and a recorded gain on the sales of $364,000 for the three months ended June 30, 2015. During 2015, the sales of marketable equity securities were a significant source of our cash needs prior to the Transaction, which was not the case during 2016. We anticipate we will continue to sell some of our holdings of marketable equity securities during the remainder of 2016 related to our overall cash management strategy.

As a result of the purchase of the Vendetta Mining Corp. units, we adjust the fair value of the Vendetta Warrants at each balance sheet date, based upon a Black-Scholes model. During the three months ended June 30, 2016 we recorded a gain on derivative instruments of $215,000 related to the Vendetta Warrants, with no similar item in the three months ended June 30, 2015. During the three months ended June 30, 2016 we extended the term and increased the exercise price of outstanding Kinross calls covering our holdings of Kinross and as of June 30, 2016 we have two outstanding calls covering 50,000 shares of Kinross at $4.00 per share and 50,000 shares of Kinross at $4.50 per share, each with a January 20, 2017 expiration date. Due to an increase in the price of the underlying shares of Kinross we recorded a loss on derivative instruments related to our Kinross calls of $82,000 during 2016 compared to a gain on derivative instruments during 2015 of $1,000. Given that the current price of Kinross has been in excess of the exercise price as of June 30, 2016, our covered calls may be called during the remainder of 2016. We may also extend the price of the outstanding calls and or increase the exercise price during the remainder of 2016 as market conditions warrant.

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjust the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations based upon a Black-Scholes model. Solitario recorded a gain on the RMB Warrants of $1,000 for the three months ended June 30, 2016 compared to a gain of $28,000 for the three months ended June 30, 2015. The value of the RMB Warrants is influenced by fluctuations in the price of a share of our common stock, among other things that are beyond our control. As of June 30, 2016, we have assigned no value to the RMB Warrants, based upon a Black-Scholes model and we do not expect significant further changes in the value of the RMB Warrants prior to their expiration in August 2016.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and six months ended June 30, 2016 we recorded a loss on other assets of $14,000 and property abandonment expense of $10,000 related to the closure of our exploration office in Mexico. During the three and six months ended June 30 2015 we recorded a gain of $7,000 on the disposal of other assets and no property impairments.

At June 30, 2016 and 2015 our net operating loss carry-forwards exceed our unrealized gains on marketable equity securities and we are in a net tax asset position and we provide a valuation allowance for all deferred taxes payable. However we recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $175,000 during the three months ended June 30, 2016. We did not record any income tax benefits related to the tax losses generated during the three months ended June 30, 2015. As a result of our exploration activities and other tax deductible expenses, we anticipate we will not have currently payable income taxes during 2016. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

We had a net loss of $651,000 or $0.02 per basic and diluted shared for the six months ended June 30, 2016 compared to a net loss of $591,000 or $0.02 per basic and diluted share for the six months ended June 30, 2015. As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in our exploration expense to $342,000 during the six months ended June 30, 2016 compared to exploration expense of $32,000 during the six months ended June 30, 2015; (ii) property abandonment and impairment loss of $10,000 and loss on sale of assets of $14,000 related to our decision to close our Mexican exploration office, discussed above, with no similar item during the six months ended June 30, 2015; and (iii) a decrease in the gain on sale of marketable equity securities to $30,000 during the six months ended June 30, 2016 compared to a gain on sale of marketable equity securities of $364,000 in the six months ended June 30, 2015. These causes of the increase in our net loss were partially offset by (i) a reduction in our general and administrative costs to $698,000 during the six months ended June 30, 2016 compared to general and administrative costs of $1,032,000 during the six months ended June 30, 2015; (ii) we recorded interest income of $13,000 during the six months ended June 30, 2016 compared to $1,000 of interest income during the six months ended June 30, 2015; (iii) we recorded an income tax benefit of $237,000 for the six months ended June 30, 2016 and there was no similar item during the six months ended June 30, 2015; and (iv) a gain on derivative instruments of $132,000 during the six months ended June 30, 2016 compared to a gain on derivative instruments of $83,000 recorded in the six months ended June 30, 2015. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $342,000 during the six months ended June 30, 2016 compared to $32,000 in the comparable period of 2015. See the discussion of the comparison of the three months ended June 30, 2016 compared to the three months ended June 30, 2015 above. During the six months ended June 30, 2015 we capitalized $491,000 of development costs at Mt. Hamilton.

General and administrative costs, excluding stock option compensation costs discussed below, were $667,000 during the six months ended June 30, 2016 compared to $719,000 in the same period of 2015. The major components of the costs were (i) salaries and benefit expense during the six months ended June 30, 2016 of $481,000 compared to salaries and benefit expense of $421,000 in the same period of 2015; (ii) legal and accounting expenditures of $22,000 in the six months ended June 30, 2016 compared to $135,000 in the same period of 2015, which were in large part related to Transaction costs; (iii) other costs of $42,000 during the six months ended June 30, 2016 compared to $44,000 in the same period of 2015; and (iv) travel and shareholder relation costs of $122,000 during the six months ended June 30, 2016 compared to $119,000 in the same period of 2015. During the six months ended June 30, 2016 and 2015, Solitario recorded $31,000 and $313,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, which was at an increased level during in 2015 as a result of options granted during 2014.

We recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $237,000 during the six months ended June 30, 2016. We did not record any income tax benefits related to the tax losses generated during the six months ended June 30, 2015. See the discussion above regarding the comparison of the deferred tax expense recorded during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

(d) Liquidity and Capital Resources

Cash

As of June 30, 2016 we have $251,000 in cash. We intend to utilize a portion of this cash in our exploration activities and the potential acquisition of mineral properties and other assets over the next several years. We expect to also use a portion of this cash to continue to repurchase shares of our common stock, pursuant to the terms of a stock buy-back program announced on October 28, 2015. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Short-term Investments

As of June 30, 2016, we have invested $7,505,000 of our current assets in United States Treasury securities (“USTS”) with maturities of 15 days to 13 months. The USTS are recorded at their fair value, based upon quoted market prices. The USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our USTS not used for operating costs or mineral property acquisitions as they mature during the remainder of 2016.

As of June 30, 2016, we have invested $8,497,000 in separate bank certificates of deposit (“CDs”) with maximum values of $250,000, each of which is covered by Federal Deposit Insurance Corporation insurance to the full face value of the CDs. At June 30, 2016, the CDs have maturities of between 30 days and 13 months. The CDs are recorded at their fair value, based upon quoted market prices. The CDs are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our CDs not used for operating costs or mineral property acquisitions as they mature during the remainder of 2016.

RMB Warrants

Pursuant to the Facility Agreement, we issued RMB Warrants to acquire 1,624,748 shares of our common stock to RMB Australia Holdings Limited (“RMBAH”) as partial consideration for financing services provided in connection with the Facility Agreement. Each RMB Warrant entitles the holder to purchase one share of Solitario common stock pursuant to the terms and conditions of the RMB Warrants. As of June 30, 2016, the RMB Warrants have no estimated fair value based upon a Black-Scholes model and we recorded a gain of $4,000 on the fair value of the RMB Warrants during the six months ended June 30, 2015. We currently do not expect RMBAH to exercise any of these warrants prior to their expiration in August 2016.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at June 30, 2016. The Kinross shares are recorded at their fair value of $489,000 at June 30, 2016. During the three months ended June 30, 2016 we purchased 7,240,000 units of Vendetta Mining Corp. for a purchase price of $289,000. Each unit consists of one share of Vendetta Mining Corp. common stock and one Vendetta Warrant. As of June 30, 2016 we have recorded our investment in the shares of Vendetta Mining Corp. at their fair market value of $501,000 based upon quoted market prices. In addition we own other marketable equity securities with a fair value of $39,000 as of June 30, 2016 based upon quoted market prices. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the six months ended June 30, 2016 we recorded a net gain on marketable equity securities in other comprehensive income of $403,000, which was net of deferred taxes of $237,000.

Working Capital

We had working capital of $17,050,000 at June 30, 2016 compared to working capital of $17,811,000 as of December 31, 2015. Our working capital at June 30, 2016 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, and our investment in marketable equity securities of $1,029,000, less our accounts payable of $145,000 and the fair value of our Kinross calls, discussed above, of $128,000. As of June 30, 2016, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We expect we will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

During the six months ended June 30, 2016 we granted options for 350,000 shares from our 2006 Plan with an exercise price of Cdn$0.72 per share. No options were granted during the six months ended June 30, 2015. During the six months ended June 30, 2015, no options were exercised from the 2006 Plan. On June 26, 2016, in accordance with the terms of the 2006 Plan, the ability to grant any additional options under the 2006 Plan terminated and no additional options will be granted under the 2006 Plan. During the six months ended June 30, 2016 and 2015 there were no stock awards granted or exercised from the 2013 Plan. As of June 30, 2016, we have outstanding options for 390,000 shares, which expire in 2019 and 2021. We do not anticipate the exercise of options during the remainder of 2016 will be a significant source of cash.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorizes us to purchase up to two million shares of our outstanding common stock through December 31, 2016. All shares purchased have been and will be cancelled and reduce the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the Toronto Stock Exchange. Payment for shares of common stock repurchased under the program will be funded using the Company’s working capital. As of June 30, 2016, we have purchased a total of 551,000 shares for an aggregate purchase price of $268,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

(e) Cash Flows

Net cash used in operations during the six months ended June 30, 2016 increased to $1,000,000 compared to $631,000 for the six months ended June 30, 2015 primarily as a result of the increase in exploration expenses and an increase in non-stock option general and administrative expenses during the six months ended June 30, 2016 compared the same period of 2015. Based upon projected expenditures in our 2016 budget, we anticipate continued use of funds from operations through the remainder of 2016. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $16,266,000 in cash from investing activities during the six months ended June 30, 2016 compared to the use of $611,000 in cash from investing activities during the six months ended June 30, 2015. The primary use of cash was for the purchase of $7,510,000 of CDs and $8,505,000 of USTS, discussed above under “Short-term Investments” in “Liquidity and Capital Resources.” In addition, we used $289,000 for the purchase of units of Vendetta Mining Corp., discussed above under “Liquidity and Capital Resources,” and we used $40,000 for the purchase of royalties on certain non-producing mineral leases in the state of Montana, previously owned by Atna Resources Ltd. We received $40,000 from the sale of marketable equity securities during the six months ended June 30, 2016 compared to $519,000 from the sale of marketable equity securities during the six months ended June 30, 2015, when we were utilizing the funds from the sale of marketable equity securities as a significant source of operating funds prior to the Transaction. The $763,000 of cash used in discontinued operations was primarily related to the cash additions to Mt. Hamilton during the six months ended June 30, 2015, prior to the Transaction. We do not anticipate significant additional uses of cash during the remainder of 2016 from investing activities, pending the purchase of any additional exploration projects which would be offset by the use of funds from the sale of our short-term investments.

We used $201,000 for the purchase of our common stock during the six months ended June 30, 2016, as discussed above discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” There was no net cash used from financing activities for the six months ended June 30, 2015. We anticipate the use of funds for additional purchases of our common stock during the remainder of 2016, however, this will be limited to the maximum number of shares, pursuant to the share repurchase program.

(f) Off-balance sheet arrangements

As of June 30, 2016 and December 31, 2015 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As a result of the Transaction we are no longer involved in any development activities, nor do we have any contractual obligations related to the development of Mt. Hamilton as of June 30, 2016. There have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(h) Discontinued Projects

During the three and six months ended June 30, 2016, we closed our exploration office in Mexico. We sold our Norcan and Aconchi exploration projects in Mexico for a retained a 1% royalty on both the Norcan and Aconchi properties. We recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the three and six months ended June 30, 2016. In addition we recorded a loss on other assets in Mexico of $14,000 related to the exit from our exploration activities in Mexico during the three and six months ended June 30, 2016.

We did not record any mineral property write-downs during the three and six months ended June 30, 2015.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three and six months ended June 30, 2016, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of June 30, 2016, and for the three and six months ended June 30, 2016, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

During the three and six months ended June 30, 2016, we adopted ASU No. 2015-17. See Note 1, “Business and Significant Accounting Policies,” above.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of marketable equity securities;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares during the three months ended June 30, 2016.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2016- April 30, 2016	45,000	$0.49	45,000	1,737,000
May 1, 2016 – May 31, 2016	103,000	$0.50	103,000	1,634,000
June 1, 2016 – June 30, 2016	84,000	$0.53	84,000	1,597,000
(2)	As of June 30, 2016, we have purchased a total of 551,000 shares for an aggregate purchase price of $268,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

August 9, 2016 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2		Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

4.2		Form of Warrant Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.2 to Solitario’s Form 8-K filed on August 16, 2012)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith