Form 10-Q
period 2016-09-30
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2016-11-07
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 38,745,189 shares of $0.01 par value common stock outstanding as of November 4, 2016.

1

Table of Contents	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$307	$17,718
Short-term investments, at fair value	15,506	—
Investments in marketable equity securities, at fair value	1,098	202
Prepaid expenses and other	41	70
Total current assets	16,952	17,990

Mineral properties	49	19
Other assets	449	45
Total assets	$17,450	$18,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84	$175
Warrant liability	—	4
Other	56	—
Total current liabilities	140	179

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2016 and December 31, 2015)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (38,745,189 and 39,169,189 shares, respectively, issued and outstanding at September 30, 2016 and December 31, 2015)	387	392
Additional paid-in capital	55,824	55,063
Accumulated deficit	(39,461)	(37,691)
Accumulated other comprehensive income	560	111
Total shareholders’ equity	17,310	17,875
Total liabilities and shareholders’ equity	$17,450	$18,054

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars except per share amounts)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Costs, expenses and other:
Exploration expense	$132	$16	$474	$48
Depreciation and amortization	1	2	4	7
General and administrative	1,213	481	1,911	1,513
(Gain) on derivative instruments	(163)	(1)	(295)	(84)
Property abandonment and impairment	—	—	10	—
Total costs, expenses and other	1,183	498	2,104	1,484
Other income (expense)
Interest income	27	3	40	4
Gain (loss) on sale of marketable equity securities	10	(1,333)	40	(969)
(Loss) gain on sale of other assets	—	—	(14)	7
Gain on warrant liability	—	28	4	49
Total other income (expense)	37	(1,302)	70	(909)
Loss before income tax	(1,146)	(1800)	(2,034)	(2,393)
Income tax benefit (expense)	27	(997)	264	(997)
Net loss from continuing operations	(1,119)	(2,797)	(1,770)	(3,390)
Gain on sale of discontinued operations, net of tax	—	12,746		12,746
Net (loss) income	(1,119)	9,949	(1,770)	9,356
Less net loss attributable to noncontrolling interest	—	1	—	3
Net (loss) income attributable to Solitario shareholders	$(1,119)	$9,950	$(1,770)	$9,359
(Loss) income per common share attributable to Solitario shareholders; Basic and Diluted:
Continuing operations	$(0.03)	$(0.07)	$(0.05)	$(0.08)
Discontinued operations		$0.32		$0.32
Net (loss) income	$(0.03)	$0.25	$(0.05)	$0.24
Weighted average shares outstanding:
Basic and diluted	38,961	39,314	38,779	39,278

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Net (loss) gain attributable to Solitario shareholders, before other comprehensive loss	$(1,119)	$9,949	$(1,770)	$9,356
Other comprehensive income (loss)
Unrealized gain on marketable equity securities, net of deferred taxes	46	2,244	449	1,217
Comprehensive (loss) income	(1,073)	12,193	(1,321)	10,573
Loss attributable to noncontrolling interests	—	1	—	3
Comprehensive (loss) income attributable to Solitario shareholders	$(1,073)	$12,194	$(1,321)	$10,576

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	5

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2016	2015
Operating activities:
Net (loss) income	$(1,770)	$9,356
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(295)	(84)
Depreciation and amortization	4	7
Deferred income taxes	(264)	997
Accrued interest income	—	(3)
Gain on warrant liability	(4)	(49)
(Gain) loss on equity security and asset sales (net)	(26)	962
Property abandonment and impairment	10	—
Employee stock option expense	970	470
Gain on sale of discontinued operations	—	(12,746)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31	(58)
Accounts payable and other current liabilities	(92)	(105)
Net cash used in operating activities from continuing operations	(1,436)	(1,253)
Net cash used in operating activities from discontinued operations	—	(190)
Net cash used in operating activities	(1,436)	(1,443)
Investing activities:
Purchase of short-term investments – net	(15,518)	—
Additions to mineral properties	(40)	—
Purchase of marketable equity securities	(304)	—
Proceeds from sale of MH-LLC	—	24,000
Proceeds from sale of marketable equity securities	56	809
Sale of derivative instruments	45	84
Other assets, net	—	1
Net cash used in investing activities from continuing operations	(15,761)	24,894
Net cash used in investing activities from discontinued operations	—	(1,059)
Net cash used in investing activities	(15,761)	23,835
Financing activities:
Repayment of long-term debt	—	(5,000)
Purchase of common stock for cancellation	(214)	—
Net cash provided by financing activities	(214)	(5,000)
Net decrease in cash and cash equivalents	(17,411)	17,392
Cash and cash equivalents, beginning of period	17,718	487
Cash and cash equivalents, end of period	$307	$17,879

Supplemental disclosure of cash flow information:
Cash paid for interest, capitalized to mineral property	$—	$228
Supplemental disclosure of non-cash activities:
Capitalized non-cash interest	$—	$265
Loan to non-controlling interest	$—	$191
Issuance of stock for mineral property	$—	$51
Capitalized depreciation	$—	$7

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	6

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

During the three and nine months ended September 30, 2015 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of Mt. Hamilton, which were capitalized to mineral property. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to the results presented in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2015.

See Note 1, “Business and Summary of Significant Accounting Policies, to the annual financial statements included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) for a more complete discussion of the sale of Solitario’s interest in MH-LLC.

Business and company formation

 Solitario is an exploration stage company at September 30, 2016 under Industry Guide 7, as issued by the SEC. Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire and hold a portfolio of exploration properties and other related assets for future sale or joint venture or to create a royalty prior to the establishment of proven and probable reserves. Solitario’s primary focus is for the furtherance of its exploration assets and to the acquisition of additional precious and base metal properties and assets with exploration potential and the development or purchase of royalty interests.

Solitario has recorded revenue in the past from the sale of mineral properties, joint venture property payments and the sale of a royalty on its Mt. Hamilton property. Revenues from the sale or joint venture of properties, although potentially significant when they occur, have not been a consistent source of revenue and would only occur in the future, if at all, on an infrequent basis.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2016 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2016.

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

Table of Contents	7

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the fair value of Solitario’s short-term investments; (ii) the fair value of Solitario's stock option grants to employees; (iii) the fair value of Solitario's marketable equity securities; and (iv) the fair value of the Vendetta Mining Corp (“Vendetta”) warrants Solitario owns.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. Solitario has concentrations of cash at September 30, 2016 deposited in banks and brokerage accounts of $192,000 which are not covered under the federal deposit insurance rules for the United States. At September 30, 2016 Solitario holds short-term investments in United States Treasury securities of $7,006,000.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815 "Accounting for Derivative Instruments and Hedging Activities." Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of covered calls and the Vendetta Warrants (defined below) are recognized in the statement of operations in the period of the change.

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

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's exploration activities outside of the United States for the three and nine months ended September 30, 2016 have been conducted primarily in Peru and Mexico, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2016 and 2015. There were no potentially dilutive shares outstanding as of September 30, 2016 as the RMB Warrants (defined below) expired in August 2016 and all previously outstanding stock options had either expired or were cancelled as of September 30, 2016. Potentially dilutive shares related to outstanding common stock options of 3,748,000 for the three and nine months ended September 30, 2015 and the warrants issued to RMB Australia Holdings in connection with a 2012 financing (the “RMB Warrants,” which were exercisable to acquire 1,624,748 shares of common stock) for the three and nine months ended September 30, 2015 were excluded from the calculation of diluted income (loss) per share because the effects were anti-dilutive.

Table of Contents	9

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.” During the three months ended September 30, 2016, Solitario cancelled all of its remaining outstanding options and had no outstanding stock options as of September 30, 2016.

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

In December 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years, and interim periods within the year, beginning after December 15, 2016. The standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The adoption of ASU No. 2015-17 did not have a material impact on the financial statements of Solitario as of September 30, 2016 or for the three and nine months ended September 30, 2016.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	September 30,	December 31,
	2016	2015
Exploration
La Promesa (Peru)	$6	$6
Montana royalty property	40	—
Canta Colorado (Peru)	3	3
Norcan (Mexico)	—	5
Aconchi (Mexico)	—	5
Total exploration mineral property	$49	$19

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred. During the nine months ended September 30, 2016, Solitario acquired certain net smelter royalties on non-producing exploration leases in Montana previously owned by Atna Resources, Ltd. for $40,000.

Discontinued projects

During the nine months ended September 30, 2016, Solitario closed its exploration office in Mexico. Solitario sold its Norcan and Aconchi exploration projects in Mexico for a retained a 1% royalty on both the Norcan and Aconchi properties. Solitario recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the nine months ended September 30, 2016. In addition, Solitario recorded a loss on other assets in Mexico of $14,000 related to the exit from its exploration activities in Mexico during the nine months ended September 30, 2016.

Table of Contents	10

Solitario did not record any mineral property write-downs during the three and nine months ended September 30, 2015.

Capitalization of Mt. Hamilton cost during 2015

On February 22, 2012, Solitario earned an 80% interest in MH-LLC as a result of the completion of a feasibility study on Mt. Hamilton prepared by SRK Consulting (US), Inc. of Lakewood, Colorado (“SRK”). In October 2014, SRK, on behalf of Solitario completed an updated feasibility study on Mt. Hamilton. Solitario sold its interest in Mt. Hamilton on August 25, 2015 through the Transaction. Capitalization of costs for the three and nine months ended September 30, 2015, prior to the Transaction, is detailed in the following table

(in thousands)	Three months ended September 30,	Nine months ended September 30,
	2015	2015
Development expenditures	$201	$692
Capitalized interest	154	493
Property payments	—	190
Capitalized depreciation	2	7
Total capitalized costs	$357	$1,382

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Geologic and field expenses	$72	$9	$320	$24
Administrative	60	7	154	24
Total exploration costs	$132	$16	$474	$48

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	September 30, 2016	December 31, 2015
Marketable equity securities at fair value	$1,098	$202
Cost	274	91
Accumulated other comprehensive (loss) income for unrealized holding gains	824	111
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(264)	—
Accumulated other comprehensive income	$560	$111

Table of Contents	11

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross cash proceeds	$16	$290	$56	$809
Cost	6	1,623	16	1,778
Gross gain (loss) on sale included in earnings during the period	10	(1,333)	40	(969)
Deferred taxes on gross gain on sale included in earnings	(4)	—	(15)	—
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(6)	1,333	(25)	969
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	83	(647)	753	(1,310)
Deferred taxes on unrealized holding gain included in other comprehensive loss	(31)	—	(279)	—
Clearing of disproportionate tax effect for deferred taxes on unrealized holding losses included in other comprehensive loss	—	1,558	—	1,558
Net unrealized holding gain	52	911	474	248
Other comprehensive income from marketable equity securities	$46	$2,244	$449	$1,217

4.        Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31,
	2016	2015
Furniture and Fixtures, net of accumulated depreciation	$33	$41
Vendetta Warrants	412	—
Exploration bonds and other assets	4	4
Total other assets	$449	$45

During the nine months ended September 30, 2016 Solitario purchased 7,240,000 units of Vendetta for aggregate consideration of $289,000. Each unit included one common share of Vendetta and one purchase warrant which allows the holder to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years (the “Vendetta Warrants”). As of September 30, 2016, the common shares of Vendetta are carried at their fair value and included in marketable equity securities; see Note 3 “Marketable Equity Securities,” above. The Vendetta Warrants are carried at their fair value, based upon a Black-Scholes valuation model. During the three and nine months ended September 30, 2016, Solitario recorded a gain on derivative instruments of $91,000 and $306,000, respectively, related to the Vendetta Warrants, see Note 6, “Derivative Instruments,” below.

5.       Short-term Debt

RMB Facility Agreement

On August 10, 2012, Solitario entered into a Facility Agreement and borrowed $5,000,000 from RMB Australia Holdings, Limited (the “RMB Loan”). In connection with the Facility Agreement, Solitario recorded a warrant discount related to the RMB Warrants issued in connection with the RMB Loan. Solitario also recorded deferred offering costs related to the RMB Loan. The warrant discount and deferred offering costs were amortized on a straight-line basis to interest cost over 36 months, the term of the Facility Agreement. The RMB Loan amounts bore interest at the 90-day LIBOR rate plus 5%, payable in arrears on the last day of each quarterly interest period. The RMB Loan was repaid on August 25, 2015, in connection with the Transaction. Solitario had no balance due on the RMB Loan as of December 31, 2015 or September 30, 2016.

Table of Contents	12

Solitario recorded the following interest cost during the three and nine months ended September 30, 2015 related to the RMB Loan:

(in thousands)	Three months ended September 30,	Nine months ended September 30,
	2015	2015
RMB Loan interest
Interest paid in cash	$95	$228
Amortization of the RMB Warrants discount	31	139
Amortization of RMB deferred financing costs	28	126
Total interest expense related to the RMB Loan	$154	$493

During the three and nine months ended September 30, 2015 to the date of the Transaction, Solitario capitalized all of its interest expense to mineral property. See Note 2, “Mineral Property,” above.

6.        Derivative Instruments

RMB Warrants

The RMB Warrants, which entitled the holder to purchase a total of 1,624,748 shares of Solitario common stock, expired worthless on August 21, 2016. Solitario no longer has any liability related to the RMB Warrants as of September 30, 2016. Solitario recorded a $4,000 liability for the RMB Warrants as of December 31, 2015 for the fair value of the RMB Warrants based upon a Black-Scholes model. Solitario recorded a gain on derivative instruments of $4,000 for the nine months ended September 30, 2016 related to the expiration of the RMB Warrants.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross Gold Corporation (“Kinross”). The business purpose of selling covered calls is to provide additional liquidity on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change. As of September 30, 2016, Solitario had written two covered calls, one covering 50,000 shares, expiring January 20, 2017, with an exercise price of $4.00 per share and another covering 50,000 shares, expiring January 20, 2017 with an exercise price of $4.50 per share. Solitario has recorded a liability of $56,000 for the fair value of its Kinross covered call as of September 30, 2016, based on quoted market prices.

Solitario recorded the following gain (loss) on derivative instruments:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(Loss) gain on Kinross calls	$72	$1	$(11)	$84
Gain on Vendetta Warrants	91	—	306	—
Total	$163	$1	$295	$84

7.        Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents, short-term investments and payables, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The Vendetta Warrants are carried at their estimated fair value at September 30, 2016 of $412,000; based upon a Black-Scholes valuation model, see Note 4, “Other Assets,” above.

Table of Contents	13

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2016 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,098	$—	$—	$1,098
United States Treasury securities	7,006	—	—	7,006
Bank Certificates of Deposit	8,500	—	—	8,500
Vendetta Warrants	—	412	—	412
Liabilities
Kinross covered calls	56	—	—	56

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

Table of Contents	14

At September 30, 2016 and December 31, 2015, Solitario has recorded no net deferred tax assets. A valuation allowance, which fully offsets the net deferred tax assets, has been recorded because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  Solitario continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2016, Solitario recorded deferred tax benefits of $27,000 and $264,000, respectively, in the statement of operations and recorded a deferred tax expense of the same amounts to other comprehensive income related to unrealized gains on marketable equity securities. During the three and nine months ended September 30, 2015, income taxes have been allocated between discontinued operations and continuing operations in accordance with ASC No. 740 “Income Taxes” (“ASC 740”), which resulted in an income tax expense for continuing operations for the three and nine months ended September 30, 2015 of $997,000.

9.       Employee Stock Compensation Plans

On August 24, 2016, the holders of options to acquire Solitario common stock voluntarily surrendered for cancellation all options previously granted to such persons pursuant to the 2013 Solitario Exploration and Royalty Corp Omnibus Stock and Incentive Plan (the “2013 Plan”) and the 2006 Stock Option Incentive Plan (the “2006 Plan”). Solitario cancelled the options upon surrender. As a result, there are no outstanding options under either the 2006 Plan or the 2013 Plan as of September 30, 2016.

Historically, stock option awards at the time of grant had a five year term and vested 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and nine months ended September 30, 2016, Solitario recorded $939,000 and $970,000, respectively, of stock option expense for the amortization, through the date of cancellation of previously outstanding options, of grant date fair value with a credit to additional paid-in-capital, including $721,000 of unamortized grant date fair value as of the date of cancellation of options during the three and nine months ended September 30, 2016, discussed below. During the three and nine months ended September 30, 2015, Solitario recorded $157,000 and $470,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006 Solitario’s shareholders approved the 2006 Plan. Under the terms of the 2006 Plan an aggregate of 2,800,000 shares were initially reserved for the award of options. As of June 26, 2016, in accordance with the terms of the 2006 Plan, no additional awards may be made pursuant to the 2006 Plan. As of September 30, 2016 there are no outstanding stock options under the 2006 Plan.

During the nine months ended September 30, 2016, Solitario granted options to acquire 350,000 shares of common stock under the 2006 Plan. By their initial terms the options vested 25% on the date of grant and thereafter were to vest 25% on each of the next three anniversary dates of the date of grant, and had a grant date fair value based upon a Black-Scholes model with a 63% expected volatility, and 1% risk-free interest rate. These options were subsequently surrendered by the holders and cancelled on August 24, 2016. As a result of the cancellation Solitario recognized $84,000 of unamortized grant date fair value as of the date of the cancellation under the 2006 Plan. No options were granted during the three and nine months ended September 30, 2015. No options were exercised during the three and nine months ended September 30, 2016 or 2015 under the 2006 Plan.

The 2013 Plan

On June 18, 2013, Solitario’s shareholders approved the 2013 Plan. Under the terms of the 2013 Plan, an aggregate of 1,750,000 shares are currently reserved for awards to directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.

Table of Contents	15

On July 28, 2016, the Board of Directors granted 1,699,000 stock options under the 2013 Plan. These options were subsequently surrendered by the holders and cancelled on August 24, 2016. As a result of the cancellation, Solitario recognized $637,000 of unamortized grant date fair value as of the date of the cancellation under the 2013 Plan. As of September 30, 2016 there were no outstanding stock options or other awards under the 2013 Plan. There were no exercises of options or awards under the 2013 Plan during the three and nine months ended September 30, 2016 and 2015. There were no stock awards or option grants under the 2013 Plan during the three and nine months ended September 30, 2015.

10.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2015	39,169,189	$392	$55,063	$(37,691)	$111	$17,875

Stock option expense	—	—	2	—	—	2
Purchase of shares for cancellation	(174,000)	(2)	(81)	—	—	(83)
Net loss	—	—	—	(489)	—	(489)
Net unrealized gain on marketable equity securities	—	—	—	—	107	107
Balance at March 31, 2016	38,995,189	$390	$54,984	$(38,180)	$218	$17,412

Stock option expense	—	—	29	—	—	29
Purchase of shares for cancellation	(232,000)	(2)	(116)	—	—	(118)
Net loss	—	—	—	(162)	—	(162)
Net unrealized gain on marketable equity securities	—	—	—	—	296	296
Balance at June 30, 2016	38,763,189	$388	$54,897	$(38,342)	$514	$17,457

Stock option expense			939			939
Purchase of shares for cancellation	(18,000)	(1)	(12)			(13)
Net loss				(1,119)		(1,119)
Net unrealized gain on marketable equity securities					46	46
Balance at September 30, 2016	38,745,189	$387	$55,824	$(39,461)	$560	$17,310

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorizes Solitario to purchase up to two million shares of its outstanding common stock through December 31, 2016. During the three and nine months ended September 30, 2016, Solitario purchased 18,000 and 424,000 shares of Solitario common stock, respectively, for an aggregate purchase price of $13,000 and $214,000, respectively. As of September 30, 2016, Solitario has purchased a total of 569,000 shares for an aggregate purchase price of $281,000 under the share repurchase program since its inception.

Table of Contents	16

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

(a) Business Overview and Summary

We are an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Prior to the sale of Mt. Hamilton (discussed below), our primary focus was on the development of Mt. Hamilton, where we had an 80% interest in Mt. Hamilton through MH-LLC. Our current focus is to acquire and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.

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

As of September 30, 2016 we have significant balances of cash and short-term investments that we anticipate using to, in part, acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms. We have, and expect to, focus on evaluating and potentially acquiring one or more additional assets if we believe it will enhance shareholder value. During the three and nine months ended September 30, 2016, we acquired certain net smelter royalties on non-producing exploration leases in Montana previously owned by Atna Resources, Ltd.

(b) Sale of Mt. Hamilton LLC

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

During the three and nine months ended September 30, 2015 virtually all of the costs associated with MH-LLC and the assets sold were directly related to the development of Mt. Hamilton, which were capitalized to mineral property during all periods. Accordingly, separate presentation of discontinued operations would not have resulted in any material change to our results presented in the consolidated statements of operations for the three and nine months ended September 30, 2015.

See Note 1, “Business and Summary of Significant Accounting Policies,” to the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC for a more complete discussion of the sale of Solitario’s interest in MH-LLC.

Table of Contents	17

(c) Results of Operations

Comparison of the quarter ended September 30, 2016 to the quarter ended September 30, 2015

We had a net loss of $1,119,000 or approximately $0.03 per basic and diluted share for the three months ended September 30, 2016 compared to net income of $9,950,000 or approximately $0.25 per basic and diluted share for the three months ended September 30, 2015. As explained in more detail below, the primary reason for the change from net income to a net loss in the three months ended September 30, 2016 compared to the net income in the three months ended September 30, 2015 was (i) the sale of our interest in MH-LLC for gross cash proceeds of $24,000,000 during the three months ended September 30, 2015, without a comparable sale in 2016; an increase in non-cash stock option compensation expense, included in general and administrative expenses to $939,000 including expenses related to the cancellation of options of $721,000 during the three months ended September 30, 2016 compared to non-cash stock option compensation expense of 156,000 during the three months ended September 30, 2015; and (iii) an increase in exploration expense to $132,000 during the three months ended September 30, 2016 compared to exploration expense of $16,000 during the three months ended September 30, 2015. These were partially offset by (i) a gain on sales of marketable equity securities of $10,000 during the three months ended September 30, 2016 compared to a loss on sale of marketable equity securities of $1,333,000 during the three months ended September 30, 2015; (ii) a decrease in non-stock option general and administrative costs to $274,000 during the three months ended September 30, 2016 compared to non-stock option general and administrative costs of $325,000 during the three months ended September 30, 2015; (iii) a gain of $163,000 on derivative instruments during the three months ended September 30, 2016 compared to a gain of $1,000 during the three months ended September 30, 2015; (iv) interest income of $27,000 during the three months ended September 30, 2016 compared to interest income of $3,000 during the three months ended September 30, 2015; and (v) the recording of an income tax benefit of $27,000 during the three months ended September 30, 2016, compared to an income tax expense of $997,000 during the three months ended September 30, 2015. The significant changes for these items are discussed in more detail below.

On August 25, 2015 we, along with DHI, sold our combined interests in the Mt. Hamilton project for total cash proceeds of US$30 million in the Transaction. We sold our 80% interest in MH-LLC and DHI sold its 20% interest in MH-LLC. DHI is a wholly-owned subsidiary of Ely. We received gross cash proceeds of US$24 million and Ely received gross cash proceeds of US$6 million. Our costs and fees related to the Transaction, including broker fees and professional service fees, were $439,000. The gain on sale of MH-LLC as of September 30, 2015 is shown in discontinued operations as follows:

(in thousands)	Three and nine months ended September 30,
2015
Proceeds from sale of MH-LLC	$24,000
Net assets and liabilities disposed of	9,998
Non-controlling interest	256
Expenses of sale of MH-LLC	439
Gain on sale of discontinued operations, before tax	13,307
Income tax expense	561
Gain on sale of discontinued operations	$12,746

Income taxes have been allocated between discontinued operations and continuing operations in accordance with ASC No. 740 “Income Taxes” (“ASC 740”), which resulted in an income tax expense for continuing operations for the three and nine months ended September 30, 2015 of $997,000. During the three months ended September 30, 2016 our net operating loss carry-forwards exceed our unrealized gains on marketable equity securities and we are in a net tax asset position and we provide a valuation allowance for all deferred taxes payable. However, we recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $27,000 during the three months ended September 30, 2016. As a result of our exploration activities and other tax deductible expenses, we anticipate we will not have currently payable income taxes during 2016. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Table of Contents	18

          Our net exploration expense increased to $132,000 during the three months ended September 30, 2016 compared to exploration expense of $16,000 during the three months ended September 30, 2015. We increased our reconnaissance exploration activities during the 2016 period primarily related to the shift in focus from Mt. Hamilton to the evaluation of mineral properties for acquisition as discussed above. These activities were focused on the evaluation of exploration properties and /or companies for potential acquisitions or other strategic transactions. In addition we increased our reconnaissance exploration activities in Peru for the same purpose. During three months ended September 30, 2016 we had one contract geologist in Peru, however, our Denver personnel are spending the majority of their time on exploration activities described above in this paragraph. We anticipate we will continue with our current exploration activities, and to the extent we acquire new exploration projects or assets to expand those activities further and as a result expect our full-year exploration expenditures for 2016 to exceed the expenditures for full-year 2015.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2016	2015	2016	2015
Bongará (Peru)	$1	$1	$2	$13
La Promesa (Peru)	19	—	46	8
Pachuca (Mexico)	—	2	—	7
Reconnaissance	112	13	426	20
Total exploration expense	$132	$16	$474	$48

General and administrative costs, excluding stock option compensation costs discussed below, were $274,000 during the three months ended September 30, 2016 compared to $325,000 during the three months ended September 30, 2015. The major components of these costs were related to (i) salaries and benefit expense during the three months ended September 30, 2016 of $150,000 compared to salaries and benefits expense of $236,000 in the same period of 2015; (ii) legal and accounting expenditures of $68,000 in the three months ended September 30, 2016 compared to $1,000 in the three months ended September 30, 2015, which during the 2015 period the majority of the expenses were related to the Transaction, resulting in the lower cost for continuing operations; (iii) office rent and expenses of $23,000 during the three months ended September 30, 2016 compared to $24,000 during the three months ended September 30, 2015 and (iv) travel and shareholder relation costs of $32,000 during the three months ended September 30, 2016 compared to $63,000 during the three months ended September 30, 2015. We anticipate the non-stock option compensation general and administrative costs will be incurred at a comparable rate to the rate in the three months ended September 30, 2016 for the remainder of 2016.

We recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $218,000 during the three months ended September 30, 2016 compared $156,000 during the three months ended September 30, 2015. During the three months ended September 30, 2016, the holders of options to acquire our common stock voluntarily surrendered for cancellation all options previously granted to such persons and we cancelled the options upon surrender. Upon cancellation we recorded an additional $721,000 of non-cash stock option compensation expense for the unamortized grant date fair value as of the date of cancellation. As of September 30, 2016 there are no outstanding options under either the 2006 Plan or the 2013 Plan, as further described in Note 9, “Employee Stock Compensation Plans,” above.

During the three months ended September 30, 2016 we sold marketable equity securities for proceeds of $16,000 and recorded a gain on the sales of $10,000, compared to sales of marketable equity security sales for proceeds of $519,000 and a recorded gain on the sales of $364,000 for the three months ended September 30, 2015. During the three months ended September 30, 2015 we sold 160,000 shares of Kinross for net proceeds of $290,000 and recorded a gain on sale of $178,000.

Table of Contents	19

During the three months ended September 30, 2015 we transferred all 15,732,274 shares of Ely common stock we previously held in exchange for cancellation of certain payment obligations related to MH-LLC, and the Ely Consent. We recorded a loss on sale of marketable equity securities of $1,511,000 during the three months ended September 30, 2015 on the transfer of these Ely shares. During 2015, the sales of marketable equity securities were a significant source of our cash needs prior to the Transaction, which was not the case during 2016. We anticipate we will continue to sell some of our holdings of marketable equity securities during the remainder of 2016 related to our overall cash management strategy.

As a result of the purchase of the Vendetta units, we adjust the fair value of the Vendetta Warrants at each balance sheet date, based upon a Black-Scholes model. During the three months ended September 30, 2016 we recorded a gain on derivative instruments of $91,000 related to the Vendetta Warrants, with no similar item in the three months ended September 30, 2015. During the three months ended September 30, 2016 we recorded a gain on derivative instruments related to our Kinross calls of $72,000 compared to a gain on derivative instruments during 2015 of $1,000. Given that the current price of Kinross has been in excess of the exercise price as of September 30, 2016, our covered calls may be called during the remainder of 2016. We may also exchange the existing Kinross calls for new calls with an extend price and or increased exercise price during the remainder of 2016 as market conditions warrant.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

We had a net loss of $1,770,000 or $0.05 per basic and diluted shared for the nine months ended September 30, 2016 compared to net income of $9,359,000 or $0.24 per basic and diluted share for the nine months ended September 30, 2015. As explained in more detail above, the primary reasons for the change from net income to a net loss in the nine months ended September 30, 2016 compared to the net income in the nine months ended September 30, 2015 was the sale of our interest in MH-LLC for cash of $24,000,000 during the three months ended September 30, 2015, without a comparable sale in 2016. In addition, as explained in more detail below, our loss for the 2016 period was as a result of (i) an increase in our exploration expense to $474,000 during the nine months ended September 30, 2016 compared to exploration expense of $48,000 during the nine months ended September 30, 2015; (ii) an increase in non-cash stock option compensation expense, included in general and administrative expenses to $970,000 including expenses related to the cancellation of options of $721,000 during the nine months ended September 30, 2016 compared to non-cash stock option compensation expense of 470,000 during the nine months ended September 30, 2015; (iii) during the nine months ended September 30, 2016 we recorded a property abandonment and impairment loss of $10,000 and a loss on sale of assets of $14,000, both related to our decision to close our Mexican exploration office, discussed above, with no similar item during the nine months ended September 30, 2015; and (iii) a decrease in the gain on warrant liability to $4,000 during the nine months ended September 30, 2016 compared to a gain of $49,000 during the nine months ended September 30, 2015. These causes of our net loss during 2016 period were partially offset by (i) a reduction in our non-stock option general and administrative costs to $941,000 during the nine months ended September 30, 2016 compared to general and administrative costs of $1,043,000 during the nine months ended September 30, 2015; (ii) we recorded interest income of $40,000 during the nine months ended September 30, 2016 compared to $4,000 of interest income during the nine months ended September 30, 2015; (iii) we recorded an income tax benefit of $264,000 for the nine months ended September 30, 2016, compared to an income tax expense of $997,000 during the nine months ended September 30, 2015; (iv) we recorded a gain on sale of marketable equity securities of $40,000 during the nine months ended September 30, 2016 compared to a loss on sale of marketable equity securities of $969,000 during the nine months ended September 30, 2015; and (v) a gain on derivative instruments of $295,000 during the nine months ended September 30, 2016 compared to a gain on derivative instruments of $84,000 recorded in the nine months ended September 30, 2015.

Our net exploration expense increased to $474,000 during the nine months ended September 30, 2016 compared to $48,000 in the comparable period of 2015. See the discussion of the comparison of the three months ended September 30, 2016 compared to the three months ended September 30, 2015 above. During the nine months ended September 30, 2015, prior to the Transaction, we capitalized $1,382,000 of development costs related to Mt. Hamilton.

Table of Contents	20

General and administrative costs, excluding stock option compensation costs discussed below, were $941,000 during the nine months ended September 30, 2016 compared to $1,043,000 in the same period of 2015. The major components of the costs were (i) salaries and benefit expense during the nine months ended September 30, 2016 of $631,000 compared to salaries and benefit expense of $657,000 in the same period of 2015; (ii) legal and accounting expenditures of $90,000 in the nine months ended September 30, 2016 compared to $137,000 in the same period of 2015; (iii) other costs of $66,000 during the nine months ended September 30, 2016 compared to $74,000 in the same period of 2015; and (iv) travel and shareholder relation costs of $154,000 during the nine months ended September 30, 2016 compared to $176,000 in the same period of 2015.

During the nine months ended September 30, 2016, we recorded $970,000 of non-cash stock option expense with a credit to additional paid-in capital for the amortization of unvested grant date fair value, including $721,000 of non-cash stock option expense of unamortized grant date fair value upon the cancellation of options, compared to $470,000 of non-cash stock option expense during the nine months ended September 30, 2015. See Note 9, “Employee Stock Compensation Plans,” above for a further discussion of our stock option activity during the nine months ended September 30, 2016.

As discussed above, during the nine months ended September 30, 2015 we transferred all 15,732,274 shares of Ely common stock we previously held in exchange for cancellation of certain payment obligations related to MH-LLC, and the Ely Consent. We recorded a loss on sale of marketable equity securities of $1,511,000 during the nine months ended September 30, 2015 on the transfer of these Ely shares, which accounted for the bulk of the loss during 2015, which was partially offset by a gain on the sale of Kinross stock during the nine months ended September 30, 2015 of $542,000. During the nine months ended September 30, 2016, we sold $56,000 of marketable equity securities and recorded a gain on sale of $40,000 on the sale of these securities.

As a result of the classification of the RMB Warrants as a liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” we adjusted the fair value of the warrants at each balance sheet date, with changes in value recorded in other income/expense in the statement of operations based upon a Black-Scholes model. The RMB Warrants expired on August 21, 2016 and have no remaining value. During the nine months ended September 30, 2016 we recorded a gain of $4,000 related to the RMB warrants as a result of the expiration of the RMB Warrants, compared to a gain of $49,000 during the nine months ended September 30, 2015 for the change in fair values discussed above.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the nine months ended September 30, 2016 we recorded a loss on other assets of $14,000 and property abandonment expense of $10,000 related to the closure of our exploration office in Mexico. During the nine months ended September 30, 2015 we recorded a gain of $7,000 on the disposal of other assets and no property impairments.

As discussed above under the comparision of the three months ended September 30, 2016 compared to the three months ended September 30, 2015, we recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $264,000 during the nine months ended September 30, 2016. As discussed above, we recorded income tax expense for continuing operations of $997,000 during the nine months ended September 30, 2015 as a result of the allocation of income tax between continuing and discontinued operations.

(d) Liquidity and Capital Resources

Cash

As of September 30, 2016 we have $307,000 in cash. We intend to utilize a portion of this cash in our exploration activities and the potential acquisition of mineral properties and other assets over the next several years. We may also use a portion of this cash to repurchase shares of our common stock, pursuant to the terms of a stock buy-back program announced on October 28, 2015. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Table of Contents	21

Short-term Investments

As of September 30, 2016, we have $7,006,000 of our current assets in United States Treasury securities (“USTS”) with maturities of 15 days to one year. The USTS are recorded at their fair value, based upon quoted market prices. The USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our USTS not used for operating costs or mineral property acquisitions as they mature during the remainder of 2016.

As of September 30, 2016, we have $8,500,000 in separate bank certificates of deposit (“CDs”) each with a maximum value of $250,000, each of which is covered by Federal Deposit Insurance Corporation insurance to the full face value of the CDs. At September 30, 2016, the CDs have maturities of between 15 days and two years. The CDs are recorded at their fair value, based upon quoted market prices. The CDs are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our CDs not used for operating costs or mineral property acquisitions as they mature during the remainder of 2016.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at September 30, 2016. The Kinross shares are recorded at their fair value of $421,000 at September 30, 2016. During the nine months ended September 30, 2016 we purchased 7,240,000 units of Vendetta for an aggregate purchase price of $289,000. Each unit consists of one share of Vendetta common stock and one Vendetta Warrant. As of September 30, 2016 we have recorded our investment in the common shares of Vendetta at their fair market value of $664,000 based upon quoted market prices. In addition we own other marketable equity securities with a fair value of $13,000 as of September 30, 2016 based upon quoted market prices. Changes in the fair value of marketable equity securities are recorded as gains and losses in other comprehensive income in shareholders’ equity. During the nine months ended September 30, 2016 we recorded a net gain on marketable equity securities in other comprehensive income of $449,000, which was net of deferred taxes of $264,000.

Working Capital

We had working capital of $16,812,000 at September 30, 2016 compared to working capital of $17,811,000 as of December 31, 2015. Our working capital at September 30, 2016 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, and our marketable equity securities of $1,098,000, less our accounts payable of $140,000 and the fair value of our Kinross calls, discussed above, of $56,000. As of September 30, 2016, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

During the nine months ended September 30, 2016 the holders of options to acquire our common stock voluntarily surrendered for cancellation all options previously granted to such persons pursuant to the 2013 Plan and the 2006 Plan. Solitario cancelled the options upon surrender. As a result, there are no outstanding options under either the 2006 Plan or the 2013 Plan. See Note 9, “Employee Stock Compensation Plans,” above for a discussion of the activity in our 2013 Plan and our 2006 Plan during 2016. We do not anticipate the exercise of options during the remainder of 2016 will be a significant source of cash.

Table of Contents	22

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorizes us to purchase up to two million shares of our outstanding common stock through December 31, 2016. All shares purchased have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the Toronto Stock Exchange. Payment for shares of common stock repurchased under the program will be funded using the Company’s working capital. As of September 30, 2016, we have purchased a total of 569,000 shares for an aggregate purchase price of $281,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

(e) Cash Flows

Net cash used in continuing operations during the nine months ended September 30, 2016 increased to $1,436,000 compared to $1,253,000 for the nine months ended September 30, 2015 primarily as a result of the increase in exploration expenses, which was partially offset by a decrease in non-stock option general and administrative expenses during the nine months ended September 30, 2016 compared the same period of 2015. In addition we used approximately $190,000 from discontinued operations during the nine months ended September 30, 2016, which was related to our Mt. Hamilton project prior to the Transaction. Based upon projected expenditures in our 2016 budget, we anticipate continued use of funds from operations through the remainder of 2016. See “Results of Operations” discussed above for further explanation of some of these variances.

We used $15,761,000 in cash from investing activities from continuing operations during the nine months ended September 30, 2016 compared to the provision of $24,894,000 of cash from investing activities during the nine months ended September 30, 2015. The primary use of cash during 2016 was for the net purchase of $7,018,000 of CDs and $8,500,000 of USTS, discussed above under “Short-term Investments” in “Liquidity and Capital Resources.” In addition, during the nine months ended September 30, 2016, we used $289,000 for the purchase of units of Vendetta, discussed above under “Liquidity and Capital Resources,” and we used $40,000 for the purchase of royalties on certain non-producing mineral leases in the state of Montana, previously owned by Atna Resources Ltd. We received $56,000 from the sale of marketable equity securities during the nine months ended September 30, 2016 compared to $809,000 from the sale of marketable equity securities during the nine months ended September 30, 2015, when we were utilizing the funds from the sale of marketable equity securities as a significant source of operating funds prior to the Transaction. The receipt of $24,000,000 from the sale of MH-LLC in the Transaction accounted for the majority of the funds received from investing activities during the nine months ended September 30, 2015. The net cash used in financing activities from discontinued operations of $1,059,000 was primarily related to capitalized development costs during the nine months ended September 30, 2015, prior to the Transaction. We do not anticipate significant additional uses of cash during the remainder of 2016 from investing activities, pending the purchase of any additional exploration projects which if they occur, would be funded from the sale of our short-term investments.

We used $214,000 for the purchase of our common stock during the nine months ended September 30, 2016, as discussed above discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” During the nine months ended September 30, 2015 we used $5,000,000 of the funds from the Transaction to repay our RMB Loan. We anticipate we may use of funds for additional purchases of our common stock during the remainder of 2016, however, this is not expected to be a significant use of funds and the will be limited to the maximum number of shares, pursuant to the share repurchase program.

(f) Off-balance sheet arrangements

As of September 30, 2016 and December 31, 2015 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As a result of the Transaction we are no longer involved in any development activities, nor do we have any contractual obligations related to the development of Mt. Hamilton as of September 30, 2016. There have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Table of Contents	23

(h) Discontinued Projects

During the nine months ended September 30, 2016, we closed our exploration office in Mexico. We sold our Norcan and Aconchi exploration projects in Mexico for a retained a 1% royalty on both the Norcan and Aconchi properties. We recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the nine months ended September 30, 2016. In addition we recorded a loss on other assets in Mexico of $14,000 related to the exit from our exploration activities in Mexico during the nine months ended September 30, 2016.

We did not record any mineral property write-downs during the three and nine months ended September 30, 2015.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three and nine months ended September 30, 2016, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of September 30, 2016, and for the three and nine months ended September 30, 2016, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

During the nine months ended September 30, 2016, we adopted ASU No. 2015-17. See Note 1, “Business and Significant Accounting Policies,” above.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our marketable equity securities;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

Table of Contents	24

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares during the three months ended September 30, 2016.

Table of Contents	25

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016- July 31, 2016	18,000	$0.71	18,000	1,431,000
August 1, 2016 – August 31, 2016	—		—	1,431,000
September 1, 2016 – September 30, 2016	—		—	1,431,000
(1)	As of September 30, 2016, we have purchased a total of 569,000 shares for an aggregate purchase price of $281,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares of common stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

November 7, 2016 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2		Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith