Form 10-K/A
period 2016-12-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2017-04-25
CIK 917225

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Solitario Exploration & Royalty Corp. (“Solitario” or "the “Company”) for the fiscal year ended December 31, 2016, initially filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2017 (the “Original Filing”), is being filed to include the information required in Part III of the Company’s Annual Report on Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G (3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

(a)	Identification of Directors

Name	Age

Brian Labadie Chairman (1)(2)(3)(4)	64	Mr. Labadie has been a director of Solitario since June 2006 and Chairman since March of 2009. He is an independent mining industry consultant. He was a director of Crown Resources Corporation (CRS: TSX) ("Crown") from June of 2002 until August 2006 upon completion of Crown’s merger with Kinross Gold Corporation ("Crown-Kinross Merger") and a director of Battle Mountain Gold Exploration Corporation (BMGX:OTC) from June 2005 to June 2007. In evaluating Mr. Labadie’s qualifications as a director, Solitario’s Board of Directors (the “Board”) considered the experience Mr. Labadie has in over forty years-experience in the mining industry. The specific experience that Mr. Labadie brings to Solitario includes formal training and experience as a mining engineer including developing and operating mines, both as a mine manager and as a senior executive at Miramar Mining Corporation and Echo Bay Mines. The Board believes Mr. Labadie’s operating experience complements and enhances the knowledge and understanding the other Board members and management of Solitario have in mining exploration, and corporate finance. Mr. Labadie spent ten years with Miramar Mining Corporation from November 1996 to September 2006 as the Executive Vice President, COO. Prior to that, Mr. Labadie spent nine years with Echo Bay Mines, Ltd. as Vice President of Operations. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

John Labate (1)(2)(3)(4)	67	Mr. Labate has been a director of Solitario since December 2016 and is the Audit Committee Chairman. Since May 2015 he has been the CFO of Gold Resources Corporation. Mr. Labate has held management positions in the mining industry for the past 36 years. These included Operations Analysis Manager for Anaconda Minerals Company (1980-1986), Corporate Controller for Bond International Gold (1987-1991), CFO for Crown (1992-1997), CFO for GeoBiotics (1997-1999); CFO for Applied Optical Technologies (1999-2004), CFO for Constellation Copper (2004-2008, CFO for Golden Star Resources (2008-2012) and principal of East Cape Advisors (2012-2015). Mr. Labate is experienced in all aspects of accounting, finance and regulatory management within the public sector of the mining industry in both the United States and Canada. The Board believes Mr. Labate’s formal training in accounting and finance, coupled with his 36 years of industry experience, makes him uniquely suited to serve on the Board. Mr. Labate received a Bachelor of Science, Accounting, from San Diego State University and passed all parts of the CPA examination.

Leonard Harris (1)(2)(3)(4)	89	Mr. Harris has been a director of Solitario since June 1998. Prior to his retirement from Newmont Mining Corporation, Mr. Harris gained over 60 years of experience in the mining industry serving in various capacities including as the former General Manager of Minera Yanacocha, South America's largest gold mine, and former Vice President and General Manager of Newmont Latin America. Mr. Harris has over 20 years of experience in managing mining operations in Latin America that include base metal and gold deposits, underground and open pit mines, gold and base metal processing plants and smelting and refining operations. In evaluating Mr. Harris’s qualifications to serve as a director, the Board believes Mr. Harris experience in managing and developing mines all over the world, but specifically in Peru and Latin America, where much of Solitario’s exploration efforts have been focused, is paramount to the success of Solitario. In addition, Mr. Harris has a strong reputation in the mining industry and has provided Solitario with numerous opportunities and introductions that Solitario would likely not have had without his association with Solitario as a Board member. Mr. Harris currently serves on the board of directors of Aztec Metals Corp., Canarc Resources, Wealth Minerals, Inc and Cardero Resources Corp. He is a 1949 graduate metallurgist of The Mount Morgan School of Mines (Australia).

Christopher E. Herald	63	Mr. Herald has been a director of Solitario since August 1992. He has also served as Chief Executive Officer since June 1999 and President since August 1993. Mr. Herald also served as a director of Crown starting in April 1989, as Chief Executive Officer of Crown starting in June of 1999, President of Crown from November 1990 until August 2006, when he resigned from such positions upon completion of the Crown-Kinross Merger. In evaluating Mr. Herald’s qualifications to serve as a director, the Board of Solitario believes his leadership of Solitario since Solitario’s inception as Chief Executive Officer, as well as his knowledge of the operations, make him an invaluable member of the Board. In addition, Mr. Herald has shown a keen insight in the evaluation of various opportunities in the mining industry, including the acquisition of properties for exploration and potential merger and acquisition candidates for Solitario. Mr. Herald has a track record of operating mining companies both with Crown and Solitario and the Board believes these are significant contributors to the success of Solitario. Prior to joining Crown, Mr. Herald was a Senior Geologist with Echo Bay Mines and Anaconda Minerals Mr. Herald was formerly a director of Underworld Resources Inc. (UW: V) from June 2009 to June 2011, and Atna Resources from May 2009 to June 2015. Mr. Herald is past Chairman of the Denver Gold Group, a non-profit industry trade group that organizes the preeminent gold mining industry institutional conferences in the United States and Europe. Mr. Herald received a M.S. in Geology from the Colorado School of Mines and a B.S. in Geology from the University of Notre Dame.

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

Walter H. Hunt (66) has been Chief Operating Officer of Solitario since June 2008 and Vice President - Operations and President - South American Operations of Solitario since June 1999. He also served as Vice President - Peru Operations from July 1994 until June 1999. Mr. Hunt was also Vice President - Operations of Crown from 1994 until completion of the Crown - Kinross Merger in August of 2006. Mr. Hunt has over 35 years of exploration, development and operational experience with Anaconda Minerals, Noranda and Echo Bay Mines where he served as Superintendent, Technical Services and Chief Geologist at Echo Bay's Kettle River Operations. Mr. Hunt received his M.S. degree in Geology from the Colorado School of Mines and a B.S. degree from Furman University.

James R. Maronick (61) has served as Chief Financial Officer, Secretary and Treasurer of Solitario since 1999 and was Chief Financial Officer of Crown from June 1999 until completion of the Crown - Kinross Merger in August of 2006. Prior to that, Mr. Maronick served as Vice President - Finance and Secretary/Treasurer of Consolidated Nevada Gold Fields Corporation from November 1994 to September 1997. Mr. Maronick graduated with honors from the University of Notre Dame in 1977 with a BA in accounting and received his Master’s degree in Finance with highest honors from the University of Denver in 1986.

(c) Identification of Certain Significant Employees

Not Applicable.

(d) Family Relationships

There are no family relationships among any director or executive offices of the Company

(e) Business Experience

The business experience of each of our directors and executive officers is set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)—Identification of Executive Officers of this Annual Report on Form 10-K/A.

The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A.

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

(g) Promoters and Control Persons

Not Applicable.

(h) Meetings of Board of Directors Annual Meeting Attendance

During the fiscal year ended December 31, 2016, there were four meetings of the Board. Each of the incumbent directors attended each of those Board meetings. Each of the incumbent directors attended all meetings held by committees of the Board (described below) on which they served during 2016. All of the references to meetings exclude actions taken by written consent.

The Company does not have a formal policy regarding the attendance of our Board members at our annual meetings of shareholders and Board members are not required to attend such meetings. Mr. Herald was the only director that attended the annual meeting of shareholders held on June 14, 2016.

(i) Procedures for Stockholder Nominations to the Registrant’s Board of Directors

No material changes to the procedures for nominating directors by our shareholders, as described in the Proxy Statement filed by the Company on April 28, 2016 with respect to the 2016 annual meeting of shareholders, has been made since such Proxy Statement was filed.

(j) Audit Committee and Financial Expert

Solitario has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Mr. Labate, Mr. Harris and Mr. Labadie, each of whom is “independent” in accordance with NYSE MKT standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. The Board has determined that Mr. Labate is the audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee acts under a written charter that was adopted and approved by the Board on July 26, 2006, a current copy of which is available on the Company website at www.solitarioxr.com. The Audit Committee’s primary function is to review Solitario's financial reporting process on behalf of the Board. Management has the primary responsibility for the financial statements and the reporting processes, including the system of internal controls. The Audit Committee met five times during the year ended December 31, 2016.

Audit Committee Report

In performing its duties the Audit Committee reviewed and discussed the audited financial statements contained in the 2016 Annual Report on Form 10-K with management and Solitario's independent registered public accountant, EKS&H LLLP. The Audit Committee met with EKS&H LLLP, and discussed all issues deemed to be significant by EKS&H LLLP, including any matters required by Rule 2-07 of Regulation S-X, "Communication with Audit Committees" and by the statements on Auditing Standard No. 16, as amended (AICPA Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Oversight Board, and without management present, discussed and reviewed the results of the independent auditor's examination of the financial statements. In addition, in accordance with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" as amended or supplemented, the Audit Committee discussed with EKS&H LLLP its independence from Solitario and its management, and has received and reviewed the written disclosures and letter from EKS&H LLLP required by applicable requirements of the Public Company Accounting Oversight Board regarding EKS&H LLLP’s communications with the Audit Committee including that EKS&H LLLP is independent and has discussed EKS&H LLLP’s independence with them.

Based on the reviews and discussions outlined above, the Audit Committee recommended to the Board that Solitario include the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on March 13, 2017.

AUDIT COMMITTEE
                John Labate, Chairman
                Leonard Harris
                Brian Labadie

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Solitario's directors and executive officers, and persons who own more than ten percent of a registered class of Solitario's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities of Solitario. Officers, directors, greater than ten percent shareholders are required by SEC regulation to furnish Solitario with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports, furnished to Solitario and written representations that no other reports were required, during the year ended December 31, 2016, Mr. Labadie, Mr. Jones (a former Director), Mr. Hainey (a former Director), Mr. Harris, Mr. Herald, Mr. Maronick and Mr. Hunt, each filed a single Form 4 reporting one transaction late. No other person failed to timely meet the Section 16(a) filing requirements applicable to officers, directors, and greater than ten percent beneficial owners during the year ended December 31, 2016.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion provides information regarding the compensation program for Solitario's Named Executive Officers for 2016.

Objectives of the Company’s Compensation Program

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

This principle is accomplished in two primary ways; first, through the award of stock options or, other equity awards contemplated in the equity compensation plans adopted by Solitario, in an amount and with such terms intended to encourage our Named Executive Officers to promote the long-term growth and performance of Solitario as may be reflected in the price of our Common Stock as quoted on the TSX and the NYSE-MKT.

Second, this is also reflected in terms of cash compensation in the form of cash bonuses. These bonuses are set by the Compensation Committee, in its sole discretion, in a range of zero to 100% of base salary. The extent to which bonuses are paid depends entirely on the extent to which the Compensation Committee believes Solitario has met its development, exploration, budget and shareholder goals, as set by the Compensation Committee and the current and expected financial condition of the Company. In March 2016 the Compensation Committee awarded a $60,000 bonus to Mr. Herald, a $44,000 bonus to Mr. Hunt and a $40,000 bonus to Mr. Maronick for the performance of the Named Executive Officers and the achievement of certain Company goals during 2015. The Compensation Committee considered the milestones achieved during 2015 by the Company, including (i) completion of the sale of our former interest in the Mt. Hamilton project through the sale of our interest in Mt. Hamilton LLC (“MH-LLC”) to Waterton Nevada Splitter, Ltd. (“Waterton”) for gross proceeds of $24,000,000 (the “Transaction”), (ii) the refinancing and eventual repayment, upon the closing of the Transaction, of $5,000,000 short-term debt due to RMB Australia Holdings, Ltd., and (iii) successful marketing of our interest in MH-LLC, including obtaining approval of the Transaction by holders of over 90% of our outstanding shares at our annual meeting held in August 2015. Primarily due to the limited financial resources of the Company during 2015, prior to the sale of our interest in MH-LLC, no bonuses were authorized by the Compensation Committee to be paid during 2015. The Compensation Committee considered the bonuses paid in 2016 as earned in 2015 and these bonuses are included in the summary compensation table below for each Named Executive Officer for the year ended December 31, 2015. The Compensation Committee did not award any bonuses for the year ended December 31, 2016 to any Named Executive Officer based upon their review of the performance of the price of the Company’s common stock during the year and upon the absence of a major mineral property acquisition and / or strategic investment during the year ended December 31, 2016.

(2)        Solitario's compensation program for Named Executive Officers is intended to enable the Company to compete for the best executive talent available.

The Compensation Committee believes shareholders are best served when the Company can attract and retain the highest caliber executives appropriate for a company of our size and complexity. This is done with compensation packages we believe to be fair and competitive. Our Named Executive Officers have served Solitario for many years. During 2016 and 2015 the Compensation Committee reviewed published compensation surveys and publically available compensation disclosures of several of our peer group companies (“Peer Group Companies”) for which Solitario competes for executive talent as the Compensation Committee believes that each of these public companies share some attributes of Solitario with regard to similar size to, and in a similar industry as Solitario. These Peer Group Companies included the following companies:

Vista Gold Corp.	Midas Gold Corp.
Entree Gold Corp.	Riverside Resources Inc.

These reviews were not used to create specific benchmarks applicable to our Named Executive Officer compensation levels. These reviews were used to inform the Compensation Committee of current standards in the industry as such standards may relate, in their independent judgment, to appropriate modifications to Solitario's existing compensation levels. During 2016, Solitario's activities were generally focused on the evaluation of mineral properties for acquisition and on junior mining companies with mineral properties for strategic investment in the form of potential merger, acquisition or sale; during most of 2015 Solitario’s activities were more narrowly focused initially on the development of the Mt. Hamilton project, and subsequently on the marketing and eventual sale of the Mt. Hamilton project, as well as other early stage exploration. As the focus of Solitario during the two most recent fiscal years did not directly compare in all cases to the activities of the Peer Group Companies, the Compensation Committee took the difference in focus into consideration when reviewing compensation of Solitario’s Named Executive Officers compared to the peer companies. Additionally, Solitario has traditionally maintained a very minimal staff and the difference in the number of total employees of Solitario, which currently has six employees world-wide, compared to the Peer Group Companies; do not lend itself to effective use of specific benchmarks.

Subsequent to the completion of the Transaction, the Compensation Committee, in consultation with the Named Executive Officers, in light of the then difficult financial conditions in the junior mining sector as a result of continued low precious and base metal prices as well as the reduction in Mt. Hamilton related Company activities, decided to reduce the annual salaries of its Named Executive Officers, as of October 1, 2015; with the salary of Mr. Herald being reduced from $230,000 to $198,000, the salary of Mr. Maronick being reduced from $160,000 to $150,000 and the salary of Mr. Hunt being reduced from $178,000 to $158,000. The Named Executive Officers’ salaries remained at the reduced amount during 2016, except for an increase in September 2016 to Mr. Hunt’s salary of $1,000 per month and an increase to Mr. Herald’s salary in June of $500 per month related to an increase in health care costs. At the beginning of 2015, based upon the difficult financial markets and the limited financial resources of the Company, the Compensation Committee decided to leave the ending annual 2014 salary amounts the same during 2015 with the salary of Mr. Herald at $230,000, the salary of Mr. Maronick at $164,000 and the salary of Mr. Hunt at $178,000. However, to conserve cash resources during 2015, all employees of Solitario, including its Named Executive Officers agreed to defer between 15% and 34% of the gross cash salary payments due during 2015. Upon completion of the Transaction, and given the strong financial condition of Solitario, all amounts previously deferred during 2015, were paid in the fourth quarter of 2015.

(3)        Solitario's compensation program for the Named Executive Officers should be fair to the executive, the Company and all its employees and perceived as such, both internally and externally.

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

The Compensation Committee has no authority to recover salary, bonuses or stock option awards or other equity awards made to Named Executive Officers. Although the Compensation Committee has the ability to consider prior compensation (e.g. gains from prior option grants or other equity awards) in setting current compensation, it has no formal procedure or requirement to do so. The Compensation Committee does not set or utilize benchmarks of any kind to set, evaluate or allocate compensation. There have been no actions taken or adjustments made to the process of setting executive compensation discussed herein by the Compensation Committee subsequent to December 31, 2016.

Key Elements of Executive Compensation

The elements of the Company’s compensation program are intended to balance long term and short term compensation for its executives and attempt to motivate executives to provide excellent leadership and achieve Company goals by linking short-term (such as salaries and benefits) and long-term incentives (such as equity based compensation) to the achievement of business objectives, thereby aligning the interests of executives and shareholders. In addition the Compensation Committee recognizes the performance of the Company’s Common Stock is often influenced by the general investment climate of the junior mining industry, which is not within the control of the specific performance of the Named Executive Officers in achieving the objectives set by the Company. The key elements of the compensation of the Named Executive Officers are outlined below. The Compensation Committee considers shareholder input when setting compensation for Named Executive Officers. At our 2016 annual meeting of shareholders, greater than 91% of the votes cast on the advisory vote on executive compensation were in favor of our executive compensation program. The Board of Directors and the Compensation Committee reviewed these vote results and determined that, given the significant level of support, no major re-examination of our executive compensation program was necessary at that time.

(1)	Base Salary

The Compensation Committee attempts to provide base salary to the Named Executive Officers that is commensurate with their review of our Peer Group Companies. The Compensation Committee fixed the base salary for the Named Executive Officers for 2016 (which commenced on January 1, 2016) during its meeting in September 2015. Increases or decreases in base salary are dependent on the Compensation Committee's evaluation of each individual Named Executive Officer performance, the effect of a peer group review, the performance of the entire Company relative to the Company’s general goals and objectives, and the Company’s current and projected financial resources. No Named Executive Officers receive minimum base salary payments pursuant to any employment agreement, or other written agreement. The Compensation Committee has authority from the Board to set the base salary at any amount it believes is appropriate. Although the Compensation Committee, has used its review of the accomplishments of the Named Executive Officers against general goals of the Company, including planned exploration programs, potential mineral property acquisitions, evaluation of strategic opportunities for a corporate merger, acquisition or sale; the 2015 sale of the Mt. Hamilton project, corporate financing activities and market price of Solitario’s Common Stock, among other things, the Compensation Committee has full discretion to set compensation levels and has not set specific compensation levels to specific criteria. Some of the general criteria are discussed below.

(2)	Bonuses

The Compensation Committee may provide bonuses to the Named Executive Officers, in its sole discretion, based upon their evaluation of the individual Named Executive Officer in light of the certain parameters, including the following:

(i)	Bonuses based upon operational goals and parameters;
(ii)	The desire, discussed above, to provide a substantial portion of compensation based on performance
(iii)	The performance of the Company relative to Company goals including share price performance;
(iv)	The financial strength of the Company, including liquid financial assets;
(v)	The quality of mineral property assets, including exploration assets and mineral properties under joint venture; and
(vi)	The financial strength and prospects for the smaller (junior) exploration mining industry.

In establishing its goals for any particular year, the Compensation Committee strives to ensure that the goals provide both an incentive and an attainable goal that provides shareholders with the opportunity for return on their investment while minimizing corporate and shareholder risk to the extent possible. Although certain targets and goals related certain operational goals, such as to potential property acquisitions and/or potential merger or acquisition activities, if any, are confidential, the Compensation Committee has structured these types of goals to be reasonable and obtainable by our Named Executive Officers, without undue risk to the assets of Solitario. Due to the nature of Solitario's corporate activities relating to (i) the evaluation of mineral properties for acquisition; (iii) the evaluation of strategic opportunities for a corporate merger, acquisition or sale; (iii) the sale of the Mt. Hamilton project during 2015 and (iv) early-stage exploration of mineral properties located in Peru, the goals for Named Executive Officers are not specifically related to traditional financial metrics, such as revenue growth, earnings or earnings per share. The operational targets and goals are more subjective and generally include (i) the evaluation, negotiation and acquisition of mineral property agreements; (ii) evaluation of strategic opportunities; (iii) land and royalty joint ventures on our existing properties, (iv) exploration activities and success, both on our own and through joint ventures; (v) training and retaining employees, (vi) operational activities including: maintaining adequate liquidity to fund future exploration activities, financial reporting and disclosure, and shareholder return. The Compensation Committee also evaluates the financial strength and prospects for the junior exploration segment of the mining industry. The Compensation Committee reviews the annual goals with the Named Executive Officers at or near the start of each year. The evaluation of the performance of our Named Executive Officers, relative to the goals outlined herein, has been and is expected to continue to be at the discretion of the Compensation Committee. As discussed above, In December of 2016, the Compensation Committee determined that no bonus was earned during the year ended December 31, 2016 and the Named Executive Officers would not be paid a bonus for the year ended 2016 during 2017.

(3)	Equity

The only equity compensation our Named Executive Officers have historically received is in the form of stock options granted pursuant to the 2006 Stock Option Incentive Plan (the “2006 Plan”) and the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”), with the exercise price of such options equal to the current market value of our Common Stock at the date of grant. The Compensation Committee believes that a portion of our Named Executive Officers’ compensation should be performance based and tied to the long term value of the Company. The Compensation Committee also believes that our compensation policies should be fair to our shareholders, and be focused on our long-term viability. The Compensation Committee believes the granting of stock options or other forms of equity based compensation aligns the interests of the Named Executive Officers and our shareholders and provides the incentive to manage the Company from the perspective of an owner of the Company. In addition, the Compensation Committee believes the vesting terms of the stock options granted from the 2013 Plan, discussed below, provide that a significant portion of the compensation will be received at a future date, which provides a tempered longer-term incentive for our Named Executive Officers as well as an incentive for them to remain with the Company.

The amount of all individual grants and the grant date of the stock options have been determined periodically by the Compensation Committee or by the full Board. All grants to date are as of the date of the approval by the Compensation Committee (or the full Board, if requested by the Compensation Committee) at the fair market value on the date of grant. To date, all option grants from the 2006 Plan and the 2013 Plan vest 25% on the date of grant and the remaining options vest at 25% per year on the anniversary of the grant over a three-year period. On July 28, 2016 the Board granted 1,699,000 options under the 2013 Plan, which included 450,000 options to Mr. Herald, 330,000 options to Mr. Hunt, and 309,000 options to Mr. Maronick. On August 24, 2016, the holders of options voluntarily surrendered for cancellation all options previously granted to such persons pursuant to the 2013 Plan and the 2006 Plan, including Mr. Herald, Mr. Hunt and Mr. Maronick. Solitario cancelled the options upon surrender. As a result, there are no outstanding options under either the 2006 Plan or the 2013 Plan as of December 31, 2016.

In the future, our officers and directors may receive additional equity based awards pursuant to the 2013 Plan, which may take the form of stock options or the other forms of awards including restricted stock awards, restricted stock units or stock appreciation rights.

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

Employment Agreements

None of our Named Executive Officers have ongoing employment agreements other than individual Change in Control Severance Benefits Agreements, discussed under “Change in Control Agreements” below.

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

Accordingly, on March 14, 2007, the Compensation Committee approved separate Change in Control Severance Benefits Agreements (each a "CIC") for each of the persons serving as our Named Executive Officers, Mr. Herald, Mr. Maronick and Mr. Hunt. Each CIC provides for the payment of severance benefits if the employment of one of the Named Executive Officers is terminated during a period of three years following the last day of the month in which a Change in Control of Solitario (as defined in the CIC) occurs equal to 2.5 times the base salary of the Named Executive Officer. In addition any unvested stock options held by the Named Executive Officer will vest upon the Change in Control. The CIC provides an additional gross up for any taxes due as a result of Excise Tax, as defined by Section 4999 of the Code.

Generally, the CIC defines a "Change in Control" as (i) a person acquiring more than 50% of the outstanding stock of the Company, (ii) the shareholders of the Company approving a merger or acquisition whereby more than 50% of the outstanding shares held prior to the vote will be held by a new person or corporation, (iii) the shareholders of the Company approving the sale or disposition of substantially all of the company's assets or (iv) the shareholders of the Company approving a plan of liquidation or dissolution of the Company. During 2015, the Company determined that the Transaction did not constitute a Change in Control as defined in each CIC and did not trigger any compensation due to an officer that is a party to a CIC.

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

Tax Implications of Executive Compensation

Under Section 162(m) of the Code, the Company generally receives a tax deduction for compensation on payments which total less than $1,000,000 paid to our Named Executive Officers, unless that compensation is performance based. The total non-performance based compensation for any of our Named Executive Officers did not exceed $1,000,000 during 2016, nor do we anticipate it will exceed $1,000,000 for the foreseeable future.

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

Compensation Policies with Regard to Risk Management

The Board is responsible for the overall risk management of the Company. Solitario is subject to the inherent risks involved in the exploration and development of mineral properties and shareholders should carefully review Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. However, Solitario does not have any compensation plans or incentives for our Named Executive Officers or any employee for any risk taking activity or risk management activities. Solitario does not engage in activities that have traditional incentives for financial risk taking activities, such as buying or selling derivatives or other similar instruments, other than our limited use of derivatives to reduce our exposure to our holdings of Kinross common stock and the holdings of Vendetta Mining Corp. (“Vendetta”) warrants, which were acquired during 2016.

Role of the Chief Executive Officer in Compensation Decisions

The Chief Executive Officer (“CEO”) annually reviews the performance of all other Named Executive Officers. The performance of the CEO is reviewed by the Chairman of the Compensation Committee. The conclusions and recommendations, which include salary, bonus and equity grants, if any, are presented to the Compensation Committee, which has absolute discretion in modifying or applying any of the recommendations for the Named Executive Officers. The Compensation Committee presents its conclusions and recommendations to the Board for their input and review.

Summary Compensation Table

The following table provides summary information regarding compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)(4)	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Mr. Herald, CEO	2016	201,000	—	—	225,036	—	—	28,596	307,096
	2015	222,000	60,000	—	—	—	—	25,096	307,096

Mr. Maronick, CFO	2016	150,000	—	—	154,525	—	—	28,596	225,596
	2015	160,500	40,000	—	—	—	—	25,096	225,596

Mr. Hunt, COO	2016	163,000	—	—	165,026	—	—	27,212	242,096
	2015	173,000	44,000	—	—	—	—	25,096	242,096

(1)	Amount for bonus earned during the year. No bonus amount was earned during 2016.
(2)	The amount represents the grant date fair value of option awards granted during the year in accordance with FASB ASC No. 718. See Note 9, “Employee Stock Compensation Plans” to the consolidated financial statements included in our Annual Report on Form 10-K for a discussion regarding assumptions used to calculate fair value.
a.	The 2016 options were granted from the 2013 Plan on July 28, 2016, had a five-year term and vested 25% on grant date and 25% on the next three anniversary dates. The assumptions used in determining our 2016 grant date fair value are based upon a Black-Scholes model using a five year term, historical volatility of 63% and a risk-free interest rate of 0.9%.
b.	On August 24, 2016, holders of option awards from the 2013 Plan voluntarily cancelled awards for 1,699,000 options with an option price of $.072 with an expiration date of July 27, 2021 to allow Solitario to have additional financial flexibility. No consideration was given or received by the holders of the options to cancel the awards. Included in the cancellation of those awards were all of the options granted during 2016 to the Named Executive Officers, including 450,000 options to Mr. Herald, 330,000 options to Mr. Hunt and 309,000 options to Mr. Maronick.

(3)	Mr. Herald, Mr. Maronick and Mr. Hunt each received $24,000 401(K) match during 2016 and 2015. Mr. Herald and Mr. Maronick each received $4,596 and $1,096, respectively for contributions to their health savings account during 2016 and 2015. Mr. Hunt received $3,212 and $1,096, respectively, for contributions to his health savings account during 2016 and 2015.
(4)	Mr. Herald, Mr. Hunt and Mr. Maronick have no stock options outstanding at December 31, 2016.

Option exercises and Stock Vested

There were no exercises of stock options during the year ended December 31, 2016 or 2015 by our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2016.

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

Compensation of Directors

In addition to any options granted pursuant to the 2006 Plan and the 2013 Plan, our directors receive the following compensation in their capacities as directors:

Annual Director retainer fee	$9,000 ($2,250 per quarter)
Additional Chairman fee	$5,000 ($1,250 per quarter)
Additional Vice Chairman fee	$3,000 ($750 per quarter)
Additional Audit Committee Chairman fee	$2,000 ($500 per quarter)

All the above referenced fees were paid quarterly during the year ended December 31, 2016. Fees cover participation in all board and committee meetings, including the position of all committee chairmen (excluding audit chairman who receives an additional fee). A deduction of $1,000 is made for any regularly scheduled board meeting (four quarterly meetings) that is missed. The above director fees were increased for 2017 to $13,000 per annum, plus $6,000 per annum additional Chairman fee, $4,000 per annum additional Audit Committee Chairman fee, and $2,000 per annum Compensation Committee Chairman fee.

The following table provides summary information regarding compensation earned by our directors during the fiscal year ended December 31, 2016:

Name(1)	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards (2)(3) ($)	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Labadie, Chairman (4)	14,000	—	82,513	—	—	—	96,513
Mr. Hainey (5)	11,000	—	72,512	—	—	—	83,512
Mr. Harris (6)	9,000	—	72,512	—	—	—	81,512
Mr. Jones (7)	12,000	—	77,512	—	—	—	89,512
Mr. Labate (8)	—	—	—	—	—	—	—
(1)	Mr. Herald received a salary and other compensation for his services as an officer of Solitario during the year ended December 31, 2016, which are shown below under the “Summary Compensation Table”.
(2)	The 2016 options were granted from the 2013Plan on July 28, 2016, had a five-year term and vest 25% on grant date and 25% on the next three anniversary dates. The assumptions used in determining our 2016 grant date fair value are based upon a Black-Scholes model using a five year term, historical volatility of 63%, and a risk-free interest rate of 0.9%. Mr. Harris and Mr. Hainey each received 145,000 options, Mr. Labadie received 165,000 options and Mr. Jones received 155,000 options. All options were granted with an exercise price of $0.72 per share being the closing share price as quoted on the NYSE MKT on July 28, 2016, the date of grant. On August 24, 2016, the holders of options to acquire Solitario common stock voluntarily surrendered for cancellation all options previously granted to such persons pursuant to the 2013 Plan. Solitario cancelled the options upon surrender. As a result, there are no outstanding options under the 2013 Plan as of December 31, 2016.
(3)	All options granted to directors during 2016, were subsequently cancelled, No options are outstanding at December 31, 2016.
(4)	Mr. Labadie is also Chairman of the Compensation Committee and has no stock options outstanding at December 31, 2016.
(5)	Mr. Hainey was the Audit Committee Chairman and resigned from the Board effective December 31, 2016 and has no stock options outstanding at December 31, 2016.
(6)	Mr. Harris is Chairman of the Corporate Governance and Nominating Committee and has no stock options outstanding at December 31, 2016.
(7)	Mr. Jones was the Vice Chairman of the Board and resigned from the Board on November 11, 2016 and has no stock options outstanding at December 31, 2016.
(8)	Mr. Labate joined the Board on December 22, 2016, was appointed Audit Committee Chairman and received no stock options or director fees during the year ended December 31, 2016.

Compensation Committee

On June 27, 2006, the Board approved the charter for and formed the Compensation Committee. A current copy of the Compensation Committee charter is available on the Company website at www.solitarioxr.com. Mr. Labadie, Mr. Labate and Mr. Harris are the members of the Compensation Committee. The Compensation Committee met three times during 2016.

The primary purposes of the Compensation Committee are to (a) review from time to time and approve the overall management evaluation and compensation policies of Solitario; (b) review and approve goals and objectives relevant to the compensation of the executive officers, including the chief executive officer, of Solitario and evaluate the performance of Solitario's executive officers; (c) set the compensation of the executive officers of Solitario, in light of the Compensation Committee's review; (d) review, approve and periodically evaluate Solitario's compensation and other benefit plans, including incentive compensation and equity-based plans and programs for non-employee directors, executive officers and senior management, and make recommendations as necessary; (e) review and approve any amendments and modifications to any such plan or program requiring approval of the Board, subject to applicable regulatory and shareholder approval requirements; (f) review and approve the granting of options, restricted stock, stock appreciation rights and other equity-based grants to Solitario's non-employee directors, executive officers and senior management consistent with the Company’s incentive compensation plans and programs and compensation and retention strategy, subject to ratification by the Board; (g) review and approve plans of the Company for management development and senior managerial succession; (h) oversee compliance with the applicable compensation reporting requirements of the SEC and (i) conduct an annual performance self-evaluation of the Compensation Committee and prepare an annual report thereon to the Board. The Compensation Committee has not engaged compensation consultants but has the authority to do so under the Compensation Committee charter. Further, the Compensation Committee may form, and delegate authority to, subcommittees when appropriate. The processes and procedures used for the consideration and determination of executive compensation are described above under "Compensation Discussion and Analysis.”

The scope and authority of the Compensation Committee, including the role of executive officers and compensation consultants in determining or recommending the amount and form of compensation and the ability of the Compensation Committee to delegate authority, are more fully described in the Compensation Committee charter.

Compensation Committee Interlocks and Insider Participation

Mr. Labadie, Mr. Labate and Mr. Harris are the members of the Compensation Committee and are “independent” in accordance with the definition of independence set forth in the NYSE-MKT Company Guide. No member of the Compensation Committee is currently, or has been an officer or employee of Solitario for the last three years or had a relationship with Solitario required to be disclosed pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed, evaluated and discussed the (i) allocation of executive compensation, including the allocation of compensation between salary paid in cash and deferred compensation in the form of stock option grants and awards; (ii) goals and objectives of our executive compensation including the need to be competitive with peer companies to retain and attract the best available executive talent; (iii) existing elements of executive compensation including salary, bonus and stock options, and (iv) performance of our existing executives, including our CEO against general targets and goals including budgets, exploration activities and success, the performance of our stock and other measures. Neither the Compensation Committee nor management has engaged any compensation consultants in determining or recommending the amount or form of executive or director compensation in the last year. During 2016, the Company hired an independent consultant to review the Company’s administration of its equity compensation plans, including the related internal controls over its compensation plan practices as well as to provide recommendations on best practices in administering its equity compensation plans. The Company reviewed and implemented the recommendations of the independent consultant and these are included and incorporated into the Compensation Discussion and Analysis, above. The Compensation Committee has reviewed recommendations prepared by our CEO for levels of compensation for Mr. Hunt, our Chief Operating Officer and Mr. Maronick, our Chief Financial Officer. The Compensation Committee has reviewed and discussed with management the Company's Compensation Discussion and Analysis section of this Annual Report. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

COMPENSATION COMMITTEE
               Brian Labadie, Chairman
               Leonard Harris
               John Labate

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The information on Solitario’s equity compensation plans as of December 31, 2016 is included in Item 5 of Part II of the Annual Report on Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and is further described in Note 9, “Employee Stock Compensation Plans” in Item 8, Financial Statements and Supplementary Data of the Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, as of April 25, 2017, no person beneficially owns, directly or indirectly, or exercises control or direction over, more than five percent of our issued and outstanding Common Stock with the exception of Newmont Mining Corporation of Canada Limited, which directly owns 2,700,000 shares representing approximately 7.0 percent of our issued and outstanding Common Stock.

The following table sets forth, as of April 25, 2017, the beneficial ownership of our outstanding Common Stock by each of our shareholders owning more than five percent, our directors, each Named Executive Officer and all of our executive officers and directors as a group. Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated. Except as indicated below the mailing address for each person is 4251 Kipling Street, Suite 390, Wheat Ridge, CO 80033.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*(1)	Percent of Class*
John Labate, Director	—	**
Leonard Harris, Director	67,476	**
Christopher E. Herald, CEO and Director	1,505,000	3.9%
Brian Labadie, Director	192,857	**
Walter H. Hunt, COO	391,962	1.0%
James R. Maronick, CFO	583,048	1.5%
All directors and executive officers as a group	2,740,343	7.1%
Newmont Mining Corporation of Canada 20 Eglinton Ave West, Suite 1900 Toronto, Ontario M4R 1K8	2,700,000	7.0%

*     Calculated in accordance with Rule 13d-3 under the Exchange Act and Item 403of Regulation S-K.

**     Indicates holdings of less than 1%.

(1)     None of our directors or Named Executive Officers beneficially own any shares of Common Stock that may by acquired under options granted pursuant to the 2013 Plan or the 2006 Plan.

Potential Payments upon Termination or Change in Control

As noted under "Compensation Discussion and Analysis" above, the Company entered into certain change in control agreements on March 14, 2007 with the following Named Executive Officers: Christopher E. Herald, James R. Maronick and Walter H. Hunt (as defined above, each such agreement being a “CIC”). The terms of the CICs are more fully described under "Change in Control Agreements" in the "Compensation Discussion and Analysis" section above. The potential payments to each Named Executive Officer are described below in the event of an assumed change in control as defined in the applicable CIC as of December 31, 2016.

Name	Salary(1)	Stock option vesting(2)	Tax gross up(3)	Total
Christopher E. Herald, CEO	$502,500	$—	$—	$495,000
James R. Maronick, CFO	375,000	—	—	375,000
Walter H, Hunt, COO	407,500	—	—	400,000

(1)	Two and one half times base salary as of December 31, 2016. Paid as a lump sum payment.
(2)	None of our Named Executive Officers have any outstanding options or equity awards at December 31, 2016. Accordingly, there was no intrinsic value from the acceleration of any unvested options owned by the Named Executive Officer as of December 31, 2016.
(3)	The change in control provides for a gross-up for taxes in the event the combined salary and all other compensation, triggered by a change in control, results in Excise Tax, as defined by Section 4999 of the Code. The CIC provide for additional cash compensation to pay the Named Executive Officer for the Excise Tax, which is 20% of all compensation in excess of the base salary amount, when the total payments, including the fair value from acceleration of vesting for unvested options, under the CIC exceed three times base salary. We have estimated that no tax gross up would have been due or payable as of December 31, 2016 because the total compensation, including the fair value from the acceleration of any outstanding unvested options would not exceed three times the base salary.

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

Policy Regarding Related Party Transactions

The Board of Directors has adopted a written Related Party Transaction Policy. Pursuant to that policy, Solitario may enter into transactions with certain "related persons." Related persons include the Company's executive officers, directors, 5% or more beneficial owners of the Company's Common Stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. These transactions are referred to as "related party transactions." All related party transactions are subject to the following related party transaction policy requirements:

•	the transaction must be approved by disinterested members of the Board;
•	the Audit Committee must approve or ratify such transaction and the terms of the transaction are comparable to that which could be attained in an arm's-length dealing with unrelated third parties; or
•	a transaction that involves compensation must be approved by the Compensation Committee.

Director Independence

Solitario’s Board has determined Mr. Labate, Mr. Harris, Mr. Jones and Mr. Labadie are independent members of the Board of Directors in accordance with Section 803(A) of the NYSE-MKT Company Guide.

•	Mr. Labate, Mr. Labadie and Mr. Harris are members of the Audit Committee.
•	Mr. Labate, Mr. Labadie and Mr. Harris are members of the Compensation Committee.
•	Mr. Labate, Mr. Labadie and Mr. Harris are members of the Nominating Committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table summarizes the aggregate fees billed to Solitario by EKS&H LLLP for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees (1)	$40,000	$39,000
Audit related fees (2)	33,000	27,000
Tax fees (3)	22,000	37,000
All other fees (4)	-	30,000
Total	$95,000	$133,000

(1)	Fees billed for audit services in 2016 and 2015 consisted of:
i.	Audit of our annual financial statements for 2016 and 2015.
ii.	Consents and other services related to SEC filings.
(2)	Represents fees billed related to reviews of our quarterly reports for 2016 and 2015.
(3)	Represents fees billed in connection with the preparation and filing of our United States federal and Colorado state income tax returns.
(4)	All other fees in 2015 primarily include audit related fees billed for accounting and tax consultations related to the sale of our membership interest in MH-LLC during 2015, an IRS examination of MH-LLC, transaction structuring for our former subsidiary, Altoro Gold Corp. and our Bongará project and other matters.

Pre-approval of Audit Fees

On an annual basis the Audit Committee approves the proposed audit services and the fees related thereto by our independent auditors in advance of the year of service in accordance with the pre-approval policy adopted by the Audit Committee. All other fees are pre-approved on an ongoing basis as required. The Audit Committee pre-approval policy requires that the Audit Committee determine that proposed services and related fees are required and reasonable under the circumstances. All of the fees billed to Solitario by EKS&H LLLP during 2016 and 2015 were pre-approved by the Audit Committee pursuant to the Audit Committee pre-approval policy. The Audit Committee considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has determined that the provision is compatible.

Item 15. Exhibits, Financial Statement Schedules

INDEX TO EXHIBITS

Description
3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

10.1	Membership Interest Purchase Agreement between Solitario Exploration & Royalty Corp., Ely Gold & Minerals, Inc., DHI Minerals (U.S.) Ltd., and Waterton Nevada Splitter LLC dated June 10, 2015 (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 12, 2015)

10.2	Waterton Commitment Letter Agreement between Solitario Exploration & Royalty Corp. and Waterton Precious Metals Fund II Cayman, LP dated June 10, 2015 (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 12, 2015)

10.3	Consent and Waiver between Solitario Exploration & Royalty Corp., Ely Gold & Minerals, Inc., and DHI Minerals (U.S.) Ltd. dated June 10, 2015 (incorporated by reference to Exhibit 10.3 to Solitario’s Form 8-K filed on June 12, 2015)

10.4	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 20, 2013)

10.5	Alliance Agreement, dated January 18, 2005, between Solitario Resources Corporation and Newmont Overseas Exploration Limited (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on January 20, 2005)

10.6	Amended and Restated Royalty Grant, dated January 18, 2005, between Solitario Resources Corporation and Minera Los Tapados S.A. (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on January 20, 2005)

10.7	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.8	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.9	Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.10	Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Bongará project in Peru between Minera Bongará S.A., Minera Solitario Peru S.A.C., Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A., dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1	**	Subsidiaries of Solitario Exploration & Royalty Corp.

23.1	**	Consent of EKS&H LLLP

24.1	**	Power of Attorney

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

* Filed herewith

** Exhibit was previously filed with the original Annual Report for the year ended December 31, 2016.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	April 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/
Christopher E. Herald, Chief Executive Officer		Principal Executive Officer and Director	April 25, 2017

/s/
James R. Maronick, Chief Financial Officer		Principal Financial and Accounting Officer	April 25, 2017
| | | | | | | | | | | | | | |
/s/
John Labate **
A majority of
/s/		the Board of	April 25, 2017
Brian Labadie **		Directors

/s/
Leonard Harris **

**By James R. Maronick, attorney-in-fact pursuant to power of attorney granted in the Original Filing.