Form 10-Q
period 2017-03-31
SOLITARIO EXPLORATION & ROYALTY CORP.
filed 2017-04-25
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2017

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

 There were 38,685,189 shares of $0.01 par value common stock outstanding as of April 25, 2017.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91	$119
Short-term investments	14,989	15,250
Investments in marketable equity securities, at fair value	1,685	1,339
Prepaid expenses and other	72	89
Total current assets	16,837	16,797

Mineral properties	46	46
Other assets	609	771
Total assets	$17,492	$17,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$113	$124
Other	3	2
Total current liabilities	116	126

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (38,685,189 and 38,693,589 shares, respectively, issued and outstanding at March 31, 2017 and December 31, 2016)	387	387
Additional paid-in capital	55,784	55,790
Accumulated deficit	(39,414)	(39,401)
Accumulated other comprehensive income	619	712
Total shareholders’ equity	17,376	17,488
Total liabilities and shareholders’ equity	$17,492	$17,614

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2017	2016
Costs, expenses and other:
Exploration expense	$151	$122
Depreciation and amortization	1	1
General and administrative	300	442
Total costs, expenses and other	452	565
Other income
Interest income (net)	46	12
Gain on sale of marketable equity securities	221	—
Gain (loss) on derivative instruments	172	(1)
Gain on warrant liability	—	3
Total other income	439	14
Loss before income tax	(13)	(551)
Income tax (expense) benefit	—	62
Net loss	$(13)	$(489)
Loss per common share:
Basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	38,692	39,121

See Notes to Unaudited Condensed Consolidated Financial Statements

4

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31
	2017	2016
Net loss, before other comprehensive (loss) income	$(13)	$(489)
Other comprehensive (loss) income :
Unrealized (loss) income on marketable equity securities, net of deferred taxes	(93)	107
Comprehensive loss	$(106)	$(382)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO EXPLORATION & ROYALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2017	2016
Operating activities:
Net loss	$(13)	$(489)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on derivative instruments	(172)	1
Depreciation and amortization	1	1
Deferred income tax expense (benefit)	—	(62)
Gain on sale of marketable equity securities	(221)	—
Accrued interest income	—	(8)
Gain on warrant liability	—	(3)
Employee stock option expense	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32	18
Accounts payable and other current liabilities	(12)	(92)
Net cash used in operating activities	(385)	(632)
Investing activities:
Sale (purchase) of short-term investments, net	246	(16,007)
Proceeds from the sale of marketable equity securities	259	—
Purchase of marketable equity securities	(167)	—
Sale of derivative instruments	25	40
Net cash provided by (used in) investing activities	363	(15,967)
Financing activities:
Purchase of common stock for cancellation	(6)	(83)
Net cash used in financing activities	(6)	(83)

Net decrease in cash and cash equivalents	(28)	(16,682)
Cash and cash equivalents, beginning of period	119	17,718
Cash and cash equivalents, end of period	$91	$1,036

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

 Solitario Exploration & Royalty Corp. (“Solitario” or the “Company”) is an exploration stage company under Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation. In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario has never developed a mineral property. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition or purchase of royalty interests, Solitario also evaluates potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that we determine favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of its interest in Mount Hamilton LLC (“MH-LLC”), the owner of the Mt. Hamilton project during 2015 (the “Transaction”), and joint venture property payments and the sale of a royalty on its former Mt. Hamilton property. Revenues from the sale or joint venture of properties, although significant when they occur, have not been a consistent annual source of revenue and would only occur in the future, if at all, on an infrequent basis.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2017 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2017.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), and are expressed in U.S, dollars.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2017, a portion of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States. At March 31, 2017, Solitario holds short-term investments in United States Treasury securities (“USTS”) of $10,490,000.

Short-term investments

As of March 31, 2017, Solitario has $10,490,000 of its current assets in USTS with maturities of 30 days to 16 months. The USTS are recorded at their fair value, based upon quoted market prices. As of March 31, 2017, we have $4,499,000 in separate bank certificates of deposit (“CDs”) each with a maximum value of $250,000, and each of which are covered by FDIC insurance to the full face value of the CDs. At March 31, 2017, the CDs have maturities of between 30 days and 15 months. Solitario’s short-term investments are recorded at their fair value, based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Mineral properties

Solitario expenses all exploration costs incurred on its mineral properties prior to the establishment of proven and probable reserves through the completion of a feasibility study. Initial acquisition costs of Solitario’s mineral properties are capitalized. Solitario capitalizes all of its development expenditures on its projects, subsequent to the completion of a feasibility study. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). Solitario acquired its investment in Vendetta Mining Corp. units, including the Vendetta Warrants during 2016. Solitario has classified the Vendetta Warrants as derivative instruments under ASC 815 and recorded the Vendetta Warrants at their fair value as other assets on the consolidated balance sheet. Changes in fair value of the Vendetta Warrants are recognized in the statement of operations in the period of change as gain or loss on derivative instruments. Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and its Vendetta Warrants are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments.

Fair value

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS and CDs, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. Solitario’s investment in the Vendetta Warrants is carried at fair value as determined by a Black-Scholes model.

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

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2017 and 2016 have been conducted primarily in Peru, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Realized foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2017 and 2016. Potentially dilutive shares related to outstanding common stock options of 40,000 for the three months ended March 31, 2016 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive. There were no similar potentially dilutive securities outstanding during the three months ended March 31, 2017.

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

In January 2016 the FASB issued ASU No 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) (“ASU No. 2016-01”). ASU No. 2016-01 revises the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Solitario will adopt ASU No. 2016-01 in the first quarter of 2018. Adoption of ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statement of equity retained earnings as of the beginning of the year of adoption. Solitario is evaluating the new guidance and has not determined the impact of ASU No. 2016-01 on its consolidated financial statements.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,	December 31,
	2017	2016
Exploration
La Promesa (Peru)	$6	$6
Montana Royalty property (US)	40	40
Total exploration mineral property	$46	$46

All exploration costs on our other exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Discontinued projects

Solitario dropped its royalty interests in the Aconchi and Norcan exploration properties in Mexico during the three months ended March 31, 2017. There was no capitalized mineral property interest in either of the royalties dropped and Solitario did not record any mineral property write-downs during the three months ended March 31, 2017 or 2016.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2017	2016
Geologic and field expenses	$22	$76
Administrative	129	46
Total exploration costs	$151	$122

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

On May 2, 2016 Solitario purchased 7,240,000 units of Vendetta for aggregate consideration of $289,000. Each unit included one common share of Vendetta and one purchase warrant which allow the holder to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years (the “Vendetta Warrants”). The total purchase price of the units of $289,000 was allocated between the Vendetta common shares and the Vendetta Warrants based upon total fair values on the date of purchase. The Vendetta common shares were allocated a purchase cost of $186,000 and the Vendetta Warrants were allocated a purchase cost of $103,000. As of March 31, 2017, the common shares of Vendetta are carried at their fair value based upon the quoted market price of Vendetta, a publicly traded company on the TSX Venture Exchange, and included in marketable equity securities. The Vendetta Warrants are carried at their fair value, based upon a Black-Scholes valuation model.

During the three months ended March 31, 2017, Solitario sold 1,480,000 common shares of Vendetta for proceeds of $259,000, and recorded a gain on the sale of marketable equity securities of $221,000. In addition, during the three months ended March 31, 2017 Solitario exercised 2,240,000 of its Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. The cost of the common shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $167,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $309,000, for a total value of $476,000. As of March 31, 2017, Solitario owns 8,000,000 common shares of Vendetta, which are carried at their fair value based upon quoted market prices, with any unrealized gain or loss included in other comprehensive income.

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	March 31, 2017	December 31, 2016
Marketable equity securities at fair value	$1,685	$1,339
Cost	713	274
Accumulated other comprehensive (loss) income for unrealized holding gains	972	1,065
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(353)	(353)
Accumulated other comprehensive income	$619	$712

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended March 31,
	2017	2016
Gross cash proceeds from sales	$259	$—
Cost	38	—
Gross gain (loss) on sale included in earnings during the period	221	—
Reclassification adjustment to unrealized gain in other comprehensive income for net (gain) loss included in earnings	(221)	—
Gross unrealized holding gain arising during the period included in other comprehensive income (loss)	128	$169
Deferred taxes on unrealized holding gains included in other comprehensive (income) loss	-	(62)
Net unrealized holding gain	128	107
Other comprehensive (loss) income from marketable equity securities	$(93)	$107

4.        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2017	2016
Furniture and Fixtures, net of accumulated depreciation	$31	$32
Exploration bonds and other assets	4	4
Vendetta Warrants	574	735
Total other assets	$609	$771

5.        Derivative Instruments

Vendetta Warrants

During the three months ended March 31, 2017, Solitario exercised 2,240,000 of its Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. As a result as of March 31, 2017, Solitario owns 5,000,000 Vendetta Warrants, which are carried at fair value, based upon a Black-Scholes model. During the three months ended March 31, 2017, Solitario recorded a gain on derivative instruments of $148,000, related to the Vendetta Warrants; see Note 6, “Derivative Instruments,” below.

RMB Warrants

The warrants originally issued by Solitario in 2012 to RMB Australia Holdings Limited (the “RMB Warrants”) entitled the holder to purchase a total of 1,624,748 shares of Solitario common stock. The RMB Warrants had an exercise price of $1.54 per share and expired on August 21, 2016. Solitario recorded a gain on the RMB Warrants of $3,000 during the three months ended March 31, 2016.

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

Solitario recorded the following gain on derivative instruments:

(in thousands)	Three months ended March 31,
	2017	2016
Gain (loss) on Kinross calls	$24	$(1)
Gain on Vendetta Warrants	148	—
	$172	$(1)

The following table provides the location and amount of the fair values of Solitario's derivative instruments presented in the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Derivatives
		March 31,	December 31,
(in thousands)	Balance Sheet Location	2017	2016
Vendetta warrants	Other assets	$574	$735
Kinross calls	Other current liabilities	$3	$2

6.        Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short term maturities. Solitario’s short-term investments in CD’s and USTS, Kinross calls and marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The Vendetta Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2017 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,685	$—	$—	$1,685
United States Treasury securities	10,490	—	—	10,490
Bank Certificates of Deposit	4,499	—	—	4,499
Vendetta Warrants		574		574
Liabilities
Kinross calls	3			3

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,339	$—	$—	$1,339
United States Treasury securities	7,751	—	—	7,751
Bank Certificates of Deposit	7,499	—	—	7,499
Vendetta Warrants		735		735
Liabilities
Kinross calls	2	—	—	2

7.        Income Taxes

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

At March 31, 2017 and December 31, 2016, Solitario has recorded no net deferred tax assets. A valuation allowance, which fully offsets the net deferred tax assets, has been recorded because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2017, Solitario recorded no deferred tax expense. During the three months ended March 31, 2016, Solitario recorded a $62,000 deferred tax benefit in the statement of operations and recorded a deferred tax expense of $62,000 to other comprehensive income related to the net change in unrealized holding gains on marketable equity securities.

8.       Employee Stock Compensation Plans

Solitario had no outstanding options or equity awards at March 31, 2017 or December 31, 2016. Solitario had outstanding options exercisable to acquire 40,000 shares during the three months ended March 31, 2016, which had on the date of grant, a five year term, and vested 25% on date of grant and 25% on each of the next three anniversary dates. Solitario recognized stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of such options. During the three months ended March 31, 2016, Solitario recorded $2,000 of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital.

The 2006 Plan

On June 27, 2006, Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). On June 27, 2016, the 2006 Plan terminated and no additional options may be granted pursuant to the 2006 Plan. There were no new options granted during the three months ended March 31, 2017 and 2016 under the 2006 Plan. No options were exercised during the three months ended March 31, 2017 and 2016 under the 2006 Plan.

The 2013 Plan

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, the Board of Directors, or a committee appointed by the Board of Directors, may grant awards for up to 1,750,000 shares to directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.

There were no stock grants or awards or exercises of options or awards under the 2013 Plan during the three months ended March 31, 2017 and 2016.

9.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2016	38,693,589	$387	$55,790	$(39,401)	$712	$17,488

Purchase of shares for cancellation	(8,400)	—	(6)	—	—	(6)
Net loss	—	—	—	(13)	—	(13)
Net unrealized loss on marketable equity securities	—	—	—	—	(93)	(93)
Balance at March 31, 2017	38,685,189	$387	$55,784	$(39,414)	$619	$17,376

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2015	39,169,189	$392	$55,063	$(37,691)	$111	$17,875

Stock option expense	—	—	2	—	—	2
Purchase of shares for cancellation	(174,000)	(2)	(81)	—	—	(83)
Net loss	—	—	—	(489)	—	(489)
Net unrealized gain on marketable equity securities	—	—	—	—	107	107
Balance at March 31, 2016	38,995,189	$390	$54,984	$(38,180)	$218	$17,412

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that initially authorized Solitario to purchase up to two million shares of its outstanding common stock through December 31, 2016. During 2016, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2017. During the three months ended March 31, 2017 and 2016, Solitario purchased 8,400 and 174,000 shares of Solitario common stock, respectively, for an aggregate purchase price of $6,000 and $83,000, respectively. As of March 31, 2017, Solitario has purchased a total of 629,000 shares for an aggregate purchase price of $321,000 under the share repurchase program since its inception.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2016 and 2015, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2016. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company with a focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Our current focus is to acquire and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current assets and the evaluation of mineral properties for acquisition or purchase of royalty interests, we also evaluate potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations we determine to be favorable to Solitario.

We have recorded revenue in the past from the sale of mineral properties, including the sale of MH-LLC, the owner of the Mount Hamilton project during 2015, joint venture property payments and the sale of a royalty on our former Mt. Hamilton property. Proceeds from the sale or joint venture of our properties, although significant, have not historically been a consistent annual source of cash or revenue and would occur, if at all, on an infrequent basis in the future.

We currently consider our carried interest in our Bongará project to be our core mineral property asset. We expect our joint venture partner will continue the development and furtherance of the Bongará asset and will monitor progress at Bongará.

As of March 31, 2017, we have significant balances of cash and short-term investments that we anticipate using to, in part, acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(b) Results of Operations

Comparison of the quarter ended March 31, 2017 to the quarter ended March 31, 2016

We had a net loss of $13,000 or $0.00 per basic and diluted share for the three months ended March 31, 2017 compared to a net loss of $489,000 or $0.01 per basic and diluted share for the three months ended March 31, 2016. As explained in more detail below, the primary reasons for the decrease in the loss in the three months ended March 31, 2017 compared to the loss in the first three months of 2016 were (i) a decrease in general and administrative expenses to $300,000 during the three months ended March 31, 2017 compared to general and administrative costs of $442,000 during the three months ended March 31, 2016; (ii) an increase in interest income to $46,000 during the three months ended March 31, 2017 compared to interest income of $12,000 during the three months ended March 31, 2016; (iii) a gain on the sale of Vendetta common shares of $221,000 during the three months ended March 31, 2017, with no comparable amount during the three months ended March 31, 2016; and (iv) a gain on derivative instruments of $172,000 during the three months ended March 31, 2017, compared to a loss on derivative instruments of $1,000 during the three months ended March 31, 2016. These were partially offset by (i) an increase in exploration expense to $151,000 during the three months ended March 31, 2017 compared to exploration expense of $122,000 during the three months ended March 31, 2016; and (ii) we recorded no income tax benefit during the three months ended March 31, 2017 compared with an income tax benefit of $62,000 recorded during the three months ended March 31, 2016. Each of these items is discussed in more detail below.

          Our net exploration expense increased to $151,000 during the three months ended March 31, 2017 compared to exploration expense of $122,000 during the three months ended March 31, 2016. We increased our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions. In addition, we increased our reconnaissance exploration activities in Peru for the same purpose and we announced the initiation of a preliminary economic assessment study of our Bongará project during the first quarter of 2017. During the three months ended March 31, 2017 we had one contract geologist in Peru, however, our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We anticipate we will continue with our current exploration activities, and, to the extent we acquire new exploration projects, to expand those activities further and as a result expect our full-year exploration expenditures for 2017 to exceed the expenditures for full-year 2016.

Exploration expense (in thousands) by project for the three months ended March 31, 2017 and 2016 consisted of the following:

	March 31,	March 31,
Project Name	2017	2016
La Promessa	$5	$8
Bongará	20	—
Pachuca	—	—
Reconnaissance	126	114
Total exploration expense	$151	$122

General and administrative costs, excluding stock option compensation costs discussed below, were $300,000 during the three months ended March 31, 2017 compared to $440,000 during the three months ended March 31, 2016. The major components of these costs were related to (i) salaries and benefit expense of $158,000 during the first three months of 2017 compared to salary and benefit costs of $320,000 during the three months ended March 31, 2016, which included bonuses of $152,000, granted for the positive financial results primarily related to the completion of the Transaction; (ii) legal and accounting expenditures of $29,000 in the first three months of 2017 compared to $11,000 in the first three months of 2016; (iii) office rent and expenses of $43,000 during the three months ended March 31, 2017, which included an increase in insurance costs for director and officer insurance, compared to $22,000 during the three months ended March 31, 2016 and (iv) travel and shareholder relation costs of $71,000 during the first three months of 2017 compared $87,000 during the first three months of 2016. We anticipate the general and administrative costs will be incurred at comparable quarterly amounts for the remainder of 2017.

Solitario recorded no stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2017, as Solitario had granted no options and had no options outstanding during the three months ended March 31, 2017 compared to stock option expense of $2,000 during the three months ended March 31, 2016.

During the three months ended March 31, 2017, Solitario sold 1,480,000 common shares of Vendetta for proceeds of $259,000, and recorded a gain on the sale of marketable equity securities of $221,000. There were no sales of marketable equity securities during the three months ended March 31, 2016. We do not anticipate the sale of marketable equity securities will be a significant source of net income during the remainder of 2017.

During the three months ended March 31, 2017, Solitario exercised 2,240,000 of its Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. As a result as of March 31, 2017, Solitario owns 5,000,000 Vendetta Warrants, which are carried at fair value, based upon a Black-Scholes model. During the three months ended March 31, 2017, Solitario recorded a gain on derivative instruments of $148,000, related to the Vendetta Warrants primarily as a result of an increase in the price of Vendetta common shares as quoted on the TSX Venture Exchange, which positively affected the fair value of the Vendetta Warrants based upon a Black-Scholes model. The loss on derivative instruments of $1,000 during the three months ended March 31, 2016 was related to changes in the value of Kinross calls owned during the three months ended March 31, 2016. We do not manage or control our derivative instruments for gain or loss and generally do not anticipate significant income or loss as a result of changes in the value of derivative instruments during the remainder of 2017.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2017 and 2016, we recorded no property impairments.

At March 31, 2017 and 2016, our net operating loss carry-forwards exceed our built in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all deferred taxes payable. We recorded no income tax benefit during the three months ended March 31, 2017 compared to a deferred benefit of $62,000 in the statement of operations for the amount of the net deferred tax expense recorded in other comprehensive income of $62,000 during the three months ended March 31, 2016. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2017. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2017 we have $15,080,000 in cash and short-term investments. As of March 31, 2017, we have invested $10,490,000 of our current assets in USTS with maturities of 30 days to 16 months. The USTS are recorded at their fair value, based upon quoted market prices. As of March 31, 2017, we have invested $4,499,000 in separate CDs with maximum values of $250,000, each of which is covered by FDIC insurance to the full face value of the CDs. At March 31, 2017, the CDs have maturities of between 30 days and 15 months. The CDs are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS and CDs not used for operating costs or mineral property acquisitions as they become due during the remainder of 2017.

We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years. We also expect to use a portion of our cash to repurchase shares of our common stock pursuant to the terms of a stock buy-back program announced on October 28, 2015, and discussed above in Note 9, “Shareholders’ Equity and Accumulated Other Comprehensive Income” to the unaudited consolidated financial statements. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We own 100,000 shares of Kinross common stock at March 31, 2017. The Kinross shares are recorded at their fair value of $351,000 at March 31, 2017. On May 2, 2016 we purchased 7,240,000 units of Vendetta for an aggregate purchase price of $289,000. Each unit consists of one common share of Vendetta and one Vendetta Warrant for the purchase of one common share of Vendetta at Cdn$0.10 per share for a period of two years. During the three months ended March 31, 2017, we sold 1,480,000 common shares of Vendetta for proceeds of $259,000, and recorded a gain on the sale of marketable equity securities of $221,000. During the three months ended March 31, 2017 we exercised 2,240,000 of our Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. The cost of the shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $167,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $309,000, for a total value of $476,000. As of March 31, 2017, we own 8,000,000 common shares of Vendetta, which are carried at their fair value based upon quoted market prices, with any unrealized gain or loss included in other comprehensive income. In addition we own other marketable equity securities with a fair value of $8,000 as of March 31, 2017. We recorded a loss on marketable equity securities in other comprehensive income of $93,000 during the three months ended March 31, 2017.

Working Capital

We had working capital of $16,721,000 at March 31, 2017 compared to working capital of $16,671,000 as of December 31, 2016. Our working capital at March 31, 2017 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, and our investment in marketable equity securities of $1,685,000, less our accounts payable of $113,000. As of March 31, 2017, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

During the three months ended March 31, 2017 and 2016 no options were granted or exercised from the 2013 Plan and we have no options outstanding as of March 31, 2017. We do not anticipate the exercise of any options during the remainder of 2017.

Vendetta Warrants

During the three months ended March 31, 2017, we exercised 2,240,000 of our Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. As a result as of March 31, 2017, we own 5,000,000 Vendetta Warrants, which are carried at fair value, based upon a Black-Scholes model. During the three months ended March 31, 2017, we recorded a gain on derivative instruments of $148,000 related to the Vendetta Warrants

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock through December 31, 2016. During 2016, our Board of Directors extended the term of the share repurchase program until December 31, 2017. All shares purchased have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the Toronto Stock Exchange. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of March 31, 2017, since the inception of the share repurchase program, we have purchased a total of 629,000 shares for an aggregate purchase price of $321,000 and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during 2017 as determined by management.

(d) Cash Flows

Net cash used in operations during the three months ended March 31, 2017 decreased to $385,000 compared to $632,000 for the three months ended March 31, 2016 primarily as a result of (i) the decrease in general and administrative expense and (ii) an increase in interest income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Based upon projected expenditures in our 2017 budget, we anticipate continued use of funds from operations through the remainder of 2017. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2017, we provided $363,000 in cash from investing activities, primarily related to (i) the sale of Vendetta shares for proceeds of $259,000, (ii) the net proceeds from short-term investment sales and purchases of $246,000, and (iii) the sale of Kinross calls of $25,000. During the three months ended March 31, 2016, we used $15,697,000 in cash from investing activities for the purchase of $7,510,000 of CDs and $8,505,000 of USTS, discussed above under “Short-term Investments” in “Liquidity and Capital Resources.” We do not anticipate significant continued sales of marketable equity securities during the remainder of 2017, however we will continue to liquidate a portion of our investments in USTS and CD’s as needed to fund our operations and or mineral property acquisitions during the remainder of 2017. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2017, discussed above “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We used $6,000 and $83,000, respectively, for the purchase of our common stock during the three months ended March 31, 2017 and 2016, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources,” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2017, however, this will be limited to the maximum number of shares, pursuant to the share repurchase program.

(e) Off-balance sheet arrangements

As of March 31, 2017 and December 31, 2016 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As a result of the Transaction we are no longer involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2017. There have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(g) Discontinued Projects

We dropped our royalty interests in the Aconchi and Norcan exploration properties in Mexico during the three months ended March 31, 2017. There was no capitalized mineral property interest in either royalty of the interests and we did not record any mineral property write-downs during the three months ended March 31, 2017 and 2016.

(h) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2017, we have not adopted any additional accounting policies.

(i) Related Party Transactions

As of March 31, 2017, and for the three months ended March 31, 2017, we have no related party transactions or balances.

(j) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta, the Vendetta Warrants and Kinross;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended March 31, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017- January 31, 2017	5,600	$0.68	5,600	1,373,800
February 1, 2017 – February 29, 2017	1,000	$0.70	1,000	1,372,800
March 1, 2017 – March 31, 2017	1,800	$0.76	1,800	1,371,000
(1)	As of March 31, 2017, we have purchased a total of 629,000 shares for an aggregate purchase price of $321,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

April 25, 2017 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 7, 2008)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith