Form 10-Q
period 2017-06-30
SOLITARIO ZINC CORP.
filed 2017-07-27
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number.   001-39278

SOLITARIO ZINC CORP.

(Exact name of registrant as specified in its charter)

(formerly Solitario Exploration & Royalty Corp.)

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

 There were 58,443,072 shares of $0.01 par value common stock outstanding as of July 27, 2017.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$169	$119
Short-term investments	12,732	15,250
Zazu receivable	1,513	—
Investments in marketable equity securities, at fair value	2,017	1,339
Prepaid expenses and other	147	89
Total current assets	16,578	16,797

Mineral properties	46	46
Other assets	707	771
Total assets	$17,331	$17,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$243	$124
Other	7	2
Total current liabilities	250	126

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (38,654,889 and 38,693,589 shares, respectively, issued and outstanding at June 30, 2017 and December 31, 2016)	387	387
Additional paid-in capital	55,762	55,790
Accumulated deficit	(39,931)	(39,401)
Accumulated other comprehensive income	863	712
Total shareholders’ equity	17,081	17,488
Total liabilities and shareholders’ equity	$17,331	$17,614

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars except share and per share amounts)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Costs, expenses and other:
Exploration expense	$188	$220	$339	$342
Depreciation and amortization	1	2	2	3
General and administrative	560	256	860	698
Property abandonment and impairment	—	10	—	10
Total costs, expenses and other	749	488	1,201	1,053
Other income (expense)
Interest income	30	1	76	13
Gain on sale of marketable equity securities	—	30	221	30
Gain on derivative instruments	113	133	285	132
Loss on sale of other assets	—	(14)	—	(14)
Gain on warrant liability	—	1	—	4
Total other income (expense)	143	151	582	165
Loss before income tax	(606)	(337)	(619)	(888)
Income tax benefit	89	175	89	237
Net loss	(517)	(162)	(530)	(651)
Loss per common share attributable to Solitario shareholders:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding (thousands):
Basic and diluted	38,655	38,988	38,678	39,166

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net loss before other comprehensive loss	$(517)	$(162)	$(530)	$(651)
Other comprehensive income (loss)
Unrealized gain on marketable equity securities, net of deferred taxes	244	296	151	403
Comprehensive loss (income)	(273)	134	(379)	(248)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2017	2016
Operating activities:
Net loss	$(530)	$(651)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(285)	(132)
Depreciation and amortization	2	3
Deferred income taxes	(89)	(237)
Accrued interest income	(13)	—
Gain on warrant liability	—	(4)
Gain on equity security and asset sales (net)	(221)	(16)
Property abandonment and impairment	—	10
Employee stock option expense	—	31
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(36)	25
Accounts payable and other current liabilities	119	(29)
Net cash used in operating activities	(1,053)	(1,000)
Investing activities:
Sale (purchase) of short-term investments, net	2,496	(16,007)
Loan to Zazu	(1,500)	—
Additions to mineral properties	—	(40)
Purchase of marketable equity securities	(167)	(304)
Proceeds from sale of marketable equity securities	259	40
Sale of derivative instruments	43	45
Net cash provided by (used in) investing activities	1,131	(16,266)
Financing activities:
Purchase of common stock for cancellation	(28)	(201)
Net cash used in financing activities	(28)	(201)

Net increase (decrease) in cash and cash equivalents	50	(17,467)
Cash and cash equivalents, beginning of period	119	17,718
Cash and cash equivalents, end of period	$169	$251

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Recent developments

Purchase of Zazu

Subsequent to June 30, 2017, on July 12, 2017, Solitario Zinc Corp. (“Solitario” or the “Company”) completed the acquisition of Zazu Metals Corp. (“Zazu) pursuant to a definitive arrangement agreement between Solitario and Zazu (the "Arrangement Agreement") whereby Solitario agreed to acquire all of the issued and outstanding common shares of Zazu (the "Zazu Shares") by way of a statutory plan of arrangement (the "Arrangement") under the Canada Business Corporations Act (the “Acquisition”). The Arrangement was approved by the Ontario (Canada) Superior Court of Justice on July 7, 2017. Per the Arrangement, Solitario issued 19,788,183 shares of its common stock on July 12, 2017 in exchange for all of the issued and outstanding Zazu Shares, which represented 0.3572 shares of Solitario common stock for each outstanding Zazu Share. Solitario granted stock options to acquire an aggregate of 1,782,428 shares of Solitario common stock to Zazu option holders the (“Replacement Options”) in connection with the Acquisition. The issuance of the shares of Solitario common stock as consideration for the Acquisition was approved at the 2017 annual meeting of Solitario shareholders held on June 29, 2017 (the “Annual Meeting”), with 98.27% of the Solitario shareholders who voted voting “for” the issuance of the shares pursuant to the Arrangement Agreement. The total purchase price will be recorded during the three and nine month periods ending September 30, 2017 and is estimated to be approximately $13.9 million. Results of operations for Zazu will be included in Solitario’s condensed consolidated financial statements from the date of acquisition.

Name Change to Solitario Zinc Corp.

Solitario shareholders voted at the Annual Meeting in favor of an amendment to Solitario’s Articles of Incorporation to change Solitario’s name to “Solitario Zinc Corp.” from “Solitario Exploration & Royalty Corp.” The name change was subject to the completion of the Acquisition and became effective on July 17, 2017. Subsequent to the Acquisition, Solitario’s mineral property assets are its 39% ownership in the Bongará zinc deposit in Peru and its 50% ownership interest in the Lik zinc deposit (acquired in the Acquisition). Solitario believes the name “Solitario Zinc Corp” reflects the increased focus of the Company on zinc-related assets.

Convertible Debenture Financing

On April 26, 2017, concurrent with the signing of the Arrangement Agreement, Solitario provided Zazu interim debt financing through a secured convertible debenture issued by Zazu in the principal amount of US$1.5 million (the "Debenture"). The Debenture was secured by way of a general security and pledge agreement on Zazu’s assets and bore interest at a rate of 5% per annum. The Debenture was convertible, at the option of Solitario into Zazu Shares at a price of US$0.22 per Zazu Share. At June 30, 2017, the Debenture, including accrued interest of $13,000, was recorded as a current receivable due from Zazu. Subsequent to June 30, 2017, upon completion of the Acquisition, the Debenture was eliminated in consolidation.

Business and company formation

Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Upon the completion of the Acquisition, Solitario intends to shift its focus more toward the acquisition and exploration of zinc-related exploration mineral properties. However, Solitario intends to continue to evaluate for acquisition other mineral properties and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario’s mineral properties may be developed in the future by Solitario, through a joint venture or by a third party, Solitario has never developed a mineral property. In addition to focusing on its current assets and the evaluation of mineral properties for acquisition or purchase of royalty interests, Solitario also expects to continue to evaluate potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations it believes to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of its interest in Mount Hamilton LLC (“MH-LLC”), the owner of the Mount Hamilton project during 2015, joint venture property payments and the sale of a royalty on its former Mt. Hamilton property. Proceeds from the sale or joint venture of Solitario’s properties, although significant, have not historically been a consistent annual source of cash or revenue and would occur, if at all, on an infrequent basis in the future.

Solitario currently considers its carried interest in the Bongará project and its interest in the Lik project, acquired in the Acquisition, to be its core mineral property assets. Solitario’s joint venture partner is expected to continue the development and furtherance of the Bongará asset and Solitario will monitor progress at Bongará. Solitario is currently evaluating the exploration and development plans for the Lik project.

As of June 30, 2017, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2017 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America. They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2017.

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

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), and are expressed in U.S dollars.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of June 30, 2017, a portion of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States. At June 30, 2017, Solitario holds short-term investments in United States Treasury securities (“USTS”) of $9,733,000.

Short-term investments

As of June 30, 2017, Solitario has $9,733,000 of its current assets in USTS with maturities of 30 days to 16 months. The USTS are recorded at their fair value, based upon quoted market prices. As of June 30, 2017, we have $2,999,000 in separate bank certificates of deposit (“CDs”) each with a maximum value of $250,000, and each of which are covered by FDIC insurance to the full face value of the CDs. At June 30, 2017, the CDs have maturities of between 30 days and 15 months. Solitario’s short-term investments are recorded at their fair value, based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). Solitario acquired its investment in Vendetta units, including the Vendetta Warrants during 2016. Solitario has classified the Vendetta Warrants as derivative instruments under ASC 815 and recorded the Vendetta Warrants (as defined below in Note 4) at their fair value as other assets on the consolidated balance sheet. Changes in fair value of the Vendetta Warrants are recognized in the statement of operations in the period of change as gain or loss on derivative instruments. Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and its Vendetta Warrants are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2017 and 2016. Potentially dilutive shares related to outstanding common stock options of 390,000 for the three and six months ended June 30, 2016 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive. There were no similar potentially dilutive securities outstanding during the three and six months ended June 30, 2017.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606, (“ASU No. 2014-09”), which amended the existing accounting standards for revenue recognition. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Solitario will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach and does not expect the impact on its consolidated financial statements to be material.

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

In January 2016, the FASB issued ASU No 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) (“ASU No. 2016-01”). ASU No. 2016-01 revises the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Solitario will adopt ASU No. 2016-01 in the first quarter of 2018. Adoption of ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statement of equity retained earnings as of the beginning of the year of adoption. Solitario is evaluating the new guidance and has not determined the impact of ASU No. 2016-01 on its consolidated financial statements.

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

Discontinued projects

Solitario dropped its royalty interests in the Aconchi and Norcan exploration properties in Mexico during the six months ended June 30, 2017, however, there were no capitalized mineral property costs related to these royalties and Solitario did not record any mineral property write-downs during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, Solitario closed its exploration office in Mexico. Solitario recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the three and six months ended June 30, 2016. In addition, Solitario recorded a loss on other assets in Mexico of $14,000 related to the exit from its exploration activities in Mexico during the three and six months ended June 30, 2016.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Geologic and field expenses	$99	$172	$121	$248
Administrative	89	48	218	94
Total exploration costs	$188	$220	$339	$342

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	June 30, 2017	December 31, 2016
Marketable equity securities at fair value	$2,017	$1,339
Cost	712	274
Accumulated other comprehensive (loss) income for unrealized holding gains	1,305	1,065
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(442)	(353)
Accumulated other comprehensive income	$863	$712

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross cash proceeds	$—	$40	$259	$40
Cost	—	10	38	10
Gross gain on sale included in earnings during the period	—	30	221	30
Deferred taxes on gross gain on sale included in earnings	—	(11)	—	(11)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	—	(19)	(221)	(19)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	333	501	461	670
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	(89)	(186)	(89)	(248)
Net unrealized holding (loss) gain	244	315	372	422
Other comprehensive income (loss) from marketable equity securities	$244	$(296)	$151	$403

4.        Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2017	2016
Furniture and Fixtures, net of accumulated depreciation	$30	$32
Vendetta Mining Corp warrants	673	735
Exploration bonds and other assets	4	4
Total other assets	$707	$771

During the six months ended June 30, 2016 Solitario purchased 7,240,000 units of Vendetta for $289,000. Each unit included one common share and one purchase warrant which allows the holder to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years (the “Vendetta Warrants”). As of June 30, 2017, the Vendetta shares are carried at their fair value and included in marketable equity securities, see Note 3, above. The Vendetta Warrants are carried at their fair value, based upon a Black-Scholes valuation model.

5.        Derivative Instruments

Vendetta Warrants

During the three and six months ended June 30, 2017, Solitario exercised 2,240,000 of its Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. As a result, as of June 30, 2017, Solitario owns 5,000,000 Vendetta Warrants, which are carried at fair value, based upon a Black-Scholes model. During the three and six months ended June 30, 2017, Solitario recorded a gain on derivative instruments of $99,000 and $247,000, related to the Vendetta Warrants. During the three and six months ended June 30, 2016, Solitario recorded a gain on derivative instruments of $215,000 related to the Vendetta Warrants.

RMB Warrants

The warrants originally issued by Solitario in 2012 to RMB Australia Holdings Limited (the “RMB Warrants”) entitled the holder to purchase a total of 1,624,748 shares of Solitario common stock. The RMB Warrants had an exercise price of $1.54 per share and expired on August 21, 2016. Solitario recorded a gain on the RMB Warrants of $3,000 during the three and six months ended June 30, 2016.

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

Solitario recorded the following gain (loss) on derivative instruments:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
(Loss) gain on Kinross calls	$14	$(82)	$38	$(83)
Gain on Vendetta Warrants	99	215	247	215
Total	$113	$133	$285	$132

The following table provides the location and amount of the fair values of Solitario's derivative instruments presented in the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Derivatives
		June 30,	December 31,
(in thousands)	Balance Sheet Location	2017	2016
Vendetta warrants	Other assets	$673	$735
Kinross calls	Other current liabilities	$7	$2

6.        Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents, short-term investments and payables, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. The Vendetta Warrants are carried at their estimated fair value at June 30, 2017 of $673,000; based upon a Black-Scholes valuation model, see Note 4, “Other Assets,” above. The RMB Warrants are carried at their estimated fair value based on a Black-Scholes option pricing model, see Note 5, “Derivative Instruments,” above.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and six months ended June 30, 2017 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,017	$—	$—	$2,017
United States Treasury securities	9,733	—	—	9,733
Bank Certificates of Deposit	2,999	—	—	2,999
Vendetta Warrants	—	673	—	673
Liabilities
Kinross covered calls	7	—	—	7

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

At June 30, 2017 and December 31, 2016, Solitario has recorded no net deferred tax assets. A valuation allowance, which fully offsets the net deferred tax assets, has been recorded because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2016, Solitario recorded deferred tax benefits of $89,000 in the statement of operations and recorded a deferred tax expense of the same amount to other comprehensive income related to unrealized gains on marketable equity securities. During the three and six months ended June 30, 2016, Solitario recorded deferred tax benefits of $175,000 and $237,000, respectively, in the statement of operations and recorded a deferred tax expense of the same amount to other comprehensive income related to unrealized gains on marketable equity securities.

8.       Employee Stock Compensation Plans

Solitario had no outstanding options or equity awards at June 30, 2017 or December 31, 2016. Solitario recognizes stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight line amortization of the unvested grant date fair value of each of its outstanding options. During the three and six months ended June 30, 2016, Solitario recorded $29,000 and $31,000, respectively, of stock option expense for the amortization of grant date fair value with a credit to additional paid-in-capital. Solitario recorded no stock option expense during the three and six months ended June 30, 2017.

The 2006 Plan

On June 27, 2006, Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). On June 27, 2016, the 2006 Plan terminated and as of that date no additional options may be granted pursuant to the 2006 Plan. During the three and six months ended June 30, 2016, Solitario granted options to acquire 350,000 shares of common stock under the 2006 Plan. By their initial terms the options had a five-year term, vested 25% on the date of grant and were to vest 25% on each of the next three anniversary dates of the date of grant, and had a grant date fair value based upon a Black-Scholes model with a 63% expected volatility, and 1% risk-free interest rate. These options were subsequently surrendered by the holders and cancelled on August 24, 2016. No options were exercised during the three and six months ended June 30, 2017 and 2016 under the 2006 Plan.

The 2013 Plan

On June 18, 2013 Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). On June 29, 2017, Solitario shareholders approved an amendment to the 2013 Plan, which increased the number of shares available of common stock for issuance under the 2013 Plan from 1,750,000 to 5,750,000. Under the terms of the 2013 Plan, the Board of Directors may grant awards to directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. There were no stock grants or awards or exercises of options or awards under the 2013 Plan during the three and six months ended June 30, 2017 and 2016.

9.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2016	38,693,589	$387	$55,790	$(39,401)	$712	$17,488

Purchase of shares for cancellation	(8,400)	—	(6)	—	—	(6)
Net loss	—	—	—	(13)	—	(13)
Net unrealized loss on marketable equity securities	—	—	—	—	(93)	(93)
Balance at March 31, 2017	38,685,189	$387	$55,784	$(39,414)	$619	$17,376

Purchase of shares for cancellation	(30,300)	—	(22)	—	—	(22)
Net loss	—	—	—	(517)	—	(517)
Net unrealized gain on marketable equity securities	—	—	—	—	244	244
Balance at June 30, 2017	38,654,889	$387	$55,762	$(39,931)	$863	$17,081

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that initially authorized Solitario to purchase up to two million shares of its outstanding common stock through December 31, 2016. During 2016, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2017. During the three and six months ended June 30, 2017, Solitario purchased 30,300 and 38,700 shares of Solitario common stock, respectively, for an aggregate purchase price of $22,000 and $28,000, respectively. During the three and six months ended June 30, 2016, Solitario purchased 232,000 and 406,000 shares of Solitario common stock, respectively, for an aggregate purchase price of $118,000 and $201,000, respectively. As of June 30, 2017, Solitario has purchased a total of 659,300 shares for an aggregate purchase price of $343,000 under the share repurchase program since its inception.

10.       Subsequent Events

As further described in Note 1 under the heading “Recent developments”, effective on July 12, 2017 the Acquisition closed and Solitario acquired Zazu through the Arrangement. At closing, Solitario issued 19,788,183 shares of common stock and granted the Replacement Options. The total purchase price will be recorded during the three and nine month periods ending September 30, 2017 and is estimated to be approximately $13.9 million. Results of operations for Zazu will be included in Solitario’s consolidated financial statements from the date of acquisition. In connection with the closing of the Arrangement, the Debenture was eliminated in consolidation.

Additionally, in connection with the closing the Acquisition Solitario amended its Articles of Incorporation to change its name to “Solitario Zinc Corp.”, and an amendment to the 2013 Plan became effective, which among other things, increased the number of shares of Solitario common stock reserved under the 2013 Plan to 5,750,000 shares.

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

(a) Recent Developments

As further described in Note 1 “Business and Significant Accounting Policies” and Note 10 “Subsequent Events” above, subsequent to June 30, 2017, on July 12, 2017 we completed the acquisition of Zazu pursuant to the Arrangement Agreement and acquired all of the Zazu Shares by way of the Arrangement. As a result of the Acquisition Zazu became a wholly-owned subsidiary of Solitario. At closing, we issued 19,788,183 shares of common stock for all of the issued and outstanding Zazu Shares. We also granted the Replacement Options in connection with the Acquisition. The total purchase price for the Acquisition will be recorded during the three and nine months ending September 30, 2017, and is estimated to be approximately $13.9 million. Results of operations for Zazu will be included in our consolidated financial statements from the date of acquisition.

Effective July 17, 2017 an amendment to our Articles of Incorporation became effective that served to change our name to “Solitario Zinc Corp.” from “Solitario Exploration & Royalty Corp.” Subsequent to the Acquisition, our major assets are the 39% interest in the Bongará zinc deposit in Peru and the 50% ownership interest in the Lik zinc deposit (acquired in the Acquisition). We believe the name “Solitario Zinc Corp.” reflects the increased focus of the Company on zinc-related assets.

On April 26, 2017, concurrent with the signing of the Arrangement Agreement, we provided Zazu interim debt financing through the Debenture. At June 30, 2017, the Debenture, including accrued interest of $13,000, was recorded as a current receivable due from Zazu. Subsequent to June 30, 2017, upon completion of the Acquisition, the Debenture was eliminated in consolidation.

(b) Business Overview and Summary

We are an exploration stage company with a focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Upon the completion of the Acquisition, we intend to shift our focus more toward the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current assets and the evaluation of mineral properties for acquisition or purchase of royalty interests, we also evaluate potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations we determine to be favorable to us.

We have recorded revenue in the past from the sale of mineral properties, including the sale of MH-LLC during 2015, joint venture property payments and the sale of a royalty on our former Mt. Hamilton property. Proceeds from the sale or joint venture of our properties, although significant, have not historically been a consistent annual source of cash or revenue and would occur, if at all, on an infrequent basis in the future.

We currently consider our carried interest in our Bongará project in Peru and our recently acquired Lik project in Alaska to be our core mineral property assets. We expect our joint venture partner will continue the development and furtherance of the Bongará asset and we will monitor progress at Bongará. We are currently evaluating potential exploration and development plans for the Lik project.

As of June 30, 2017, we have significant balances of cash and short-term investments that we anticipate using, in part, to further the development of the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(c) Results of Operations

Comparison of the quarter ended June 30, 2017 to the quarter ended June 30, 2016

We had a net loss of $517,000, or approximately $0.01 per basic and diluted share for the three months ended June 30, 2017 compared to a net loss of $162,000 or approximately $0.00 per basic and diluted share for the three months ended June 30, 2016. As explained in more detail below, the primary reason for the increase in the net loss in the three months ended June 30, 2017 compared to the net loss in the three months ended June 30, 2016 was (i) an increase in general and administrative costs to $560,000 during the three months ended June 30, 2017 compared to general and administrative costs of $256,000 during the three months ended June 30, 2016, primarily related to legal and due diligence costs related to the Acquisition; (ii) no gain on sales of marketable equity securities during the three months ended June 30, 2017 compared to a gain of $30,000 during the three months ended June 30, 2016; (iii) a reduction in the gain on derivative instruments to $113,000 during the three months ended June 30, 2017 compared to a gain of $133,000 during the three months ended June 30, 2016 and (iv) a reduction in the income tax benefit to $89,000 during the three months ended June 30, 2017, compared with an income tax benefit of $175,000 during the three months ended June 30, 2016. These were partially offset by (i) a decrease in exploration expense to $188,000 during the three months ended June 30, 2017 compared to exploration expense of $220,000 during the three months ended June 30, 2016; (ii) an increase in interest income to $30,000 during the three months ended June 30, 2017 compared to interest income of $1,000 during the three months ended June 30, 2016; and (iii) a loss on other assets of $14,000 and property abandonment expense of $10,000 related to the closure of our exploration office in Mexico during the three months ended June 30, 2016, with no similar item during the three months ended June 30, 2017. The significant changes for these items are discussed in more detail below.

          Our net exploration expense decreased to $188,000 during the three months ended June 30, 2017 compared to exploration expense of $220,000 during the three months ended June 30, 2016. We were working on a preliminary economic study of our Bongará project during the three months ended June 30, 2017, which is being one-half funded by our joint venture partner Compania Minera Milpo S.A.A. (“Milpo”); however, as a result of our focus on the Acquisition during much of the three months ended June 30, 2017 our reconnaissance exploration activities related to the evaluation of mineral properties for acquisition was reduced, resulting in an overall decline in total exploration expense. The reconnaissance activities were focused on the evaluation of exploration properties and /or companies for potential acquisition or other strategic transactions. During the three months ended June 30, 2017we had one contract geologist in Peru, however, our Denver personnel spent the majority of their time on exploration activities described above in this paragraph. We anticipate we will continue with our current exploration activities, and expect our exploration activities related to the recently acquired interest in the Lik project to increase our full-year exploration expenditures for 2017, which are expected to exceed the expenditures for full-year of 2016.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2017	2016	2017	2016
Bongará (Peru)	$68	$1	$88	$1
La Promesa (Peru)	11	19	16	27
Pachuca (Mexico)	—	—	—	—
Reconnaissance	109	200	235	314
Total exploration expense	$188	$220	$339	$342

General and administrative costs, excluding stock option compensation costs discussed below, were $560,000 during the three months ended June 30, 2017 compared to $227,000 during the three months ended June 30, 2016. The major components of these costs were related to (i) salaries and benefit expense during the three months ended June 30, 2017 of $157,000 compared to salaries and benefits expense of $161,000 in the same period of 2016; (ii) legal and accounting expenditures of $304,000 in the three months ended June 30, 2017 compared to $11,000 in the three months ended June 30, 2016, which during the 2017 period included additional costs and fees related to the Acquisition; (iii) office rent and expenses of $17,000 during the three months ended June 30, 2017 compared to $20,000 during three months ended 2016 and (iv) travel and shareholder relation costs of $64,000 during the three months ended June 30, 2017 compared $35,000 during 2016. We anticipate additional general and administrative costs will be incurred during the quarter ended September 30, 2017 related to the Acquisition and that general and administrative costs will be incurred at a lower rate for the remainder of 2017 subsequent to the Acquisition compared to the rate for the three months ended June 30, 2017.

Solitario recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $29,000 during the three months ended June 30, 2016 with no comparable expense during the three months ended June 30, 2017. During the three months ended June 30, 2016, Solitario granted 350,000 options, which vested 25% on the date of grant, as further described in Note 9, “Employee Stock Compensation Plans,” above. There were no option grants, or any options outstanding during the three and six months ended June 30, 2017.

During the three months ended June 30, 2016 we sold marketable equity securities for proceeds of $40,000 and recorded a gain on the sales of $30,000. There were no sales of marketable equity security sales during the three months ended June 30, 2017. During 2017, the sales of marketable equity securities are not anticipated to be a significant source of our cash needs; however we anticipate we will continue to sell some of our holdings of marketable equity securities during the remainder of 2017 related to our overall cash management strategy.

As a result of the purchase of the Vendetta units, we adjust the fair value of the Vendetta Warrants at each balance sheet date, based upon a Black-Scholes model. During the three months ended June 30, 2017 we recorded a gain on derivative instruments of $99,000 related to the Vendetta Warrants, compared to a gain on derivative instruments related to the Vendetta Warrants of $215,000 during the three months ended June 30, 2016. During the three months ended June 30, 2017 we recorded a gain on derivative instruments of $14,000 related to Kinross calls compared to a loss on derivative instruments related to Kinross calls of $82,000 during the three months ended June 30, 2016 as a result of an increase in the quoted price of underlying shares of Kinross common stock during that quarter. We anticipate continuing to write calls against our shares of Kinross common stock during the remainder of 2017 as market conditions warrant.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and six months ended June 30, 2016 we recorded a loss on other assets of $14,000 and property abandonment expense of $10,000 related to the closure of our exploration office in Mexico. During the three and six months ended June 30, 2017 we had no mineral property impairments.

At June 30, 2017 and June 30, 2016 our net operating loss carry-forwards exceed our unrealized gains on marketable equity securities and we are in a net tax asset position and we provide a valuation allowance for all deferred taxes payable. However we recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $89,000 and $175,000, respectively, during the three months ended June 30, 2017 and 2016. As a result of our exploration activities and other tax deductible expenses, we anticipate we will not have currently payable income taxes during 2017. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

We had a net loss of $530,000 or $0.01 per basic and diluted shared for the six months ended June 30, 2017 compared to a net loss of $651,000 or $0.02 per basic and diluted share for the six months ended June 30, 2016. As explained in more detail below, the primary reasons for the decrease in our net loss were (i) an increase in interest income to $76,000 during the six months ended June 30, 2017 compared to interest income of $13,000 during the six months ended June 30, 2016; (ii) an increase in the gain on sale of marketable equity securities to $221,000 during the six months ended June 30, 2017 compared to a gain on sale of marketable equity securities of $30,000 in the six months ended June 30, 2016; (iii) a decrease in our exploration expense to $339,000 during the six months ended June 30, 2017 compared to exploration expense of $342,000 during the six months ended June 30, 2016; (iv) property abandonment and impairment loss of $10,000 and loss on sale of assets of $14,000 related to our decision to close our Mexican exploration office, discussed above, during the six months ended June 30, 2016, with no similar item during the six months ended June 30, 2017; and (v) a gain on derivative instruments of $285,000 during the six months ended June 30, 2017 compared to a gain on derivative instruments of $132,000 recorded in the six months ended June 30, 2016. These causes of the decrease in our net loss were partially offset by (i) an increase in our general and administrative costs to $860,000 during the six months ended June 30, 2017 compared to general and administrative costs of $698,000 during the six months ended June 30, 2017; and (ii) a reduction in our income tax benefit to $89,000 during the six months ended June 30, 2017 compared to an income tax benefit of $237,000 for the six months ended June 30, 2016. The significant changes for these items are discussed in more detail below.

Our net exploration expense decreased to $339,000 during the six months ended June 30, 2017 compared to $342,000 in the comparable period of 2016. During the six months ended June 30, 2017 we initiated the PEA on our Bongará project, and reduced our reconnaissance activities as discussed above in the comparison of the three months ended June 30, 2017 compared to the six months ended June 30, 2016.

General and administrative costs, excluding stock option compensation costs discussed below, were $860,000 during the six months ended June 30, 2017 compared to $667,000 during the six months ended June 30, 2016. The major components of the costs were (i) salaries and benefit expense during the six months ended June 30, 2017 of $316,000 compared to salaries and benefit expense of $481,000 in the same period of 2016, which included bonus payments of $152,000 during 2016, with no comparable bonus payment item during 2017; (ii) legal and accounting expenditures of $334,000 in the six months ended June 30, 2017, which were in large part related to the Acquisition during 2017, compared to $22,000 in the same period of 2016; (iii) other costs of $74,000 during the six months ended June 30, 2017, which included $27,000 for director and officer insurance, compared to $42,000 in the same period of 2016; and (iv) travel and shareholder relation costs of $136,000 during the six months ended June 30, 2017 compared to $122,000 in the same period of 2016. During the six months ended June 30, 2016, Solitario recorded $31,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, with no stock option expense during the six months ended June 30, 2017, as discussed above.

During the six months ended June 30, 2017, Solitario sold 1,480,000 common shares of Vendetta for proceeds of $259,000, and recorded a gain on the sale of marketable equity securities of $221,000. There were no sales of marketable equity securities during the six months ended June 30, 2016. We do not anticipate the sale of marketable equity securities will be a significant source of net income during the remainder of 2017.

During the six months ended June 30, 2017 we recorded a gain on derivative instruments of $247,000 related to the Vendetta Warrants, compared to a gain on derivative instruments related to the Vendetta Warrants of $215,000 during the six months ended June 30, 2016. During the six months ended June 30, 2017, we recorded a gain on derivative instruments of $38,000 related to Kinross calls compared to a loss on derivative instruments related to Kinross calls of $83,000 during the six months ended June 30, 2016.

We recorded a deferred tax benefit in the statement of operations for the amount of the deferred taxes recorded in other comprehensive income of $89,000 and $237,000, respectively, during the six months ended June 30, 2017 and 2016. See the discussion above regarding the comparison of the deferred tax expense recorded during the three months ended June 30, 2016 compared to the three months ended June 30, 2017.

(d) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2017, we have $12,732,000 in cash and short-term investments. As of June 30, 2017, we have invested $9,733,000 in USTS with maturities of 15 days to 18 months. The USTS are recorded at their fair value, based upon quoted market prices. As of June 30, 2017, we have invested $2,999,000 in separate CDs with maximum values of $250,000, each of which is covered by FDIC insurance to the full face value of the CDs. At June 30, 2017, the CDs have maturities of between 30 days and 12 months. The CDs are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS and CDs not used for operating costs or mineral property acquisitions as they become due during the remainder of 2017.

We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years. We also expect to use a portion of our cash to repurchase shares of our common stock pursuant to the terms of a stock buy-back program announced on October 28, 2015, and discussed above in Note 9, “Shareholders’ Equity and Accumulated Other Comprehensive Income” to the unaudited condensed consolidated financial statements. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Loan to Zazu

On April 26, 2017, concurrent with the signing of the Arrangement Agreement, we provided Zazu interim debt financing in the principal amount of US$1.5 million through the issuance of the "Debenture. The Debenture was secured by way of a general security and pledge agreement on Zazu assets and bore interest at a rate of 5% per annum. The Debenture was convertible, at our option into Zazu Shares at a price of US$0.22 per Zazu Share. At June 30, 2017, the Debenture, including accrued interest of $13,000, was recorded as a current receivable due from Zazu. Subsequent to June 30, 2017, upon completion of the Acquisition, the Debenture was eliminated in consolidation.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at June 30, 2017. The Kinross shares are recorded at their fair value of $407,000 at June 30, 2017. On May 2, 2016 we purchased 7,240,000 units of Vendetta for an aggregate purchase price of $289,000. Each unit consists of one common share of Vendetta and one Vendetta Warrant for the purchase of one common share of Vendetta at Cdn$0.10 per share for a period of two years. During the six months ended June 30, 2017, we sold 1,480,000 common shares of Vendetta for proceeds of $259,000, and recorded a gain on the sale of marketable equity securities of $221,000. During the six months ended June 30, 2017 we exercised 2,240,000 of our Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. The cost of the shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $167,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $309,000, for a total value of $476,000. As of June 30, 2017, we own 8,000,000 common shares of Vendetta, which are carried at their fair value of $1,597,000 based upon quoted market prices, with any unrealized gain or loss included in other comprehensive income. In addition we own other marketable equity securities with a fair value of $13,000 as of June 30, 2017. We recorded a gain on marketable equity securities in other comprehensive income of $151,000 during the six months ended June 30, 2017.

Working Capital

We had working capital of $16,328,000 at June 30, 2017 compared to working capital of $16,671,000 as of December 31, 2016. Our working capital at June 30, 2017 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, our investment in marketable equity securities of $2,017,000, the Zazu receivable, less our accounts payable of $243,000. As of June 30, 2017, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

During the six months ended June 30, 2017 no options were granted or exercised from the 2013 Plan and we have no options outstanding as of June 30, 2017. During the three and six months ended June 30, 2016, Solitario granted options to acquire 350,000 shares of common stock under the 2006 Plan, and we recorded $31,000 of stock option expense, with a credit to additional paid-in-capital during the six months ended June 30, 2016. These options were subsequently surrendered by the holders and cancelled on August 24, 2016. We do not anticipate the exercise of options will be a significant source of cash during the remainder of 2017.

Vendetta Warrants

During the six months ended June 30, 2017, we exercised 2,240,000 of our Vendetta Warrants and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. As a result, as of June 30, 2017, we owned 5,000,000 Vendetta Warrants, which are carried at fair value, based upon a Black-Scholes model. During the six months ended March 31, 2017, we recorded a gain on derivative instruments of $247,000 related to the Vendetta Warrants

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock through December 31, 2016. During 2016, our Board of Directors extended the term of the share repurchase program until December 31, 2017. All shares purchased have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been, and will be, determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the Toronto Stock Exchange. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of June 30, 2017, since the inception of the share repurchase program, we have purchased a total of 659,300 shares for an aggregate purchase price of $343,000 and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during the remainder 2017 as determined by management.

(e) Cash Flows

Net cash used in operations during the six months ended June 30, 2017 increased to $1,053,000 compared to $1,000,000 for the six months ended June 30, 2016 primarily as a result of the increase in general and administrative expenses, which included increased legal and other Acquisition-related expenses during 2017 compared to the same period of 2016. We anticipate significant additional costs related to the Acquisition to be incurred in the three months ended September 30, 2017, including payment of investment bank fees and other costs, which will be included in the statement of operations to increase our cash used in operations during the remainder of 2017. See “Results of Operations” discussed above for further explanation of some of these variances.

We received $1,131,000 in cash from investing activities during the six months ended June 30, 2017 primarily from the sale of $2,496,000 of short-term investments of USTS and CD’s. The sale of these short-term investments was anticipated pursuant to our corporate budgets and plans for 2017 and we anticipate we will continue to use short-term investments to fund our operations for the remainder of 2017. In addition we used $1,500,000 of cash to extend the loan evidenced by the Debenture, discussed above, under “Liquidity and Capital Resources.” We used $16,266,000 in cash from investing activities during the six months ended June 30, 2016 for the purchase of $7,510,000 of CDs and $8,505,000 of USTS, discussed above under “Short-term Investments” in “Liquidity and Capital Resources.” In addition, during 2016, we used $289,000 for the purchase of units of Vendetta, discussed above under “Liquidity and Capital Resources,” and we used $40,000 for the purchase of royalties on certain non-producing mineral leases in the state of Montana, previously owned by Atna Resources Ltd. We received $259,000 from the sale of marketable equity securities during the six months ended June 30, 2017, from the sale of Vendetta common shares, discussed above, compared to $40,000 from the sale of marketable equity securities during the six months ended June 30, 2016. In addition to an increase in cash used for costs related to the Acquisition, discussed above, we may also use additional cash for potential exploration and evaluation activities related to our recently acquired interest in the Lik project. These expenditures have not been determined and we may incur additional costs related to potential acquisition or purchase of any additional exploration projects which we anticipate would be funded by the use of funds from the sale of our short-term investments.

We used $28,000 for the purchase of our common stock during the six months ended June 30, 2017 compared to the use of $201,000 during the six months ended June 30, 2016, as discussed above discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2017. However, this will be limited to the maximum number of shares, pursuant to the share repurchase program.

(f) Off-balance sheet arrangements

As of June 30, 2017 and December 31, 2016 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As a result of the sale of our interest in MH-LLC during 2015, as of June 30, 2017 we were no longer involved in any development activities, nor do we have any contractual obligations related to the development of any of our projects as of June 30, 2017. As of June 30, 2017, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016. We are currently evaluating our contractual obligations related to the Acquisition and the Lik project, however, we do not anticipate a significant increase in contractual obligations, or environmental compliance costs as a result of the Acquisition.

(h) Discontinued Projects

We dropped our royalty interests in the Aconchi and Norcan exploration properties in Mexico during the six months ended June 30, 2017. There was no capitalized mineral property interest in either royalty of the interests and we did not record any mineral property write-downs during the six months ended June 30, 2017. During the six months ended June 30, 2016, we closed our exploration office in Mexico. We recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the six months ended June 30, 2016. In addition, we recorded a loss on other assets in Mexico of $14,000 related to the exit from our exploration activities in Mexico during the six months ended June 30, 2016.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three and six months ended June 30, 2017, we have not adopted any additional accounting policies.

(j) Related Party Transactions

As of June 30, 2017, and for the three and six months ended June 30, 2017, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize the investment in the Lik project acquired in the Acquisition.
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta, the Vendetta Warrants and Kinross;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Except for risks attendant with the closing of the Acquisition, including those set forth below, there are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

The combined company resulting from the Acquisition may not realize the benefits from the transaction because of various challenges. The Acquisition has, and will continue to involve the integration of companies that previously operated independently. Solitario’s ability to realize the anticipated benefits of the Acquisition will depend, in part, upon the following:

  the ability of Solitario to successfully integrate Zazu’s business and processes with those of Solitario;
  how efficiently Solitario’s officers can manage the operations of the combined company;
  the amount of charges associated with the purchase accounting for the acquisition; and
  economic conditions affecting both the general economy and the mining industry in particular.

Some of these factors are also outside of the control of Solitario. One or more of these factors could result in increased operating costs, lower earnings or losses or negative cash flows, any of which could reduce the market price of Solitario’s stock.

The increased number of shares of Solitario common stock outstanding as a result of the Acquisition diluted existing shareholders and may increase the volatility of Solitario’s share price. The issuance of the shares of Solitario common stock to effect the Arrangement increased the total number of shares issued and outstanding from approximately 38 million shares to approximately 58 million shares. In addition, although the increase in the total number of outstanding shares may increase liquidity in the market for Solitario’s common stock, there may be greater volatility of market prices in the near term pending the creation of a stable stockholder base. Any such volatility could result in a decline in the market price of shares of Solitario common stock.

The value of Solitario’s common stock may be adversely affected by any inability of the combined company to achieve the benefits expected to result from the completion of the Arrangement. Achieving the benefits of the Arrangement, including the ability of Solitario to realize any profit from its investment in its interest in the Lik project will depend, among other things, upon meeting the challenges inherent in the successful combination of business enterprises of the size and scope of Solitario and Zazu and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that the combined company will meet these challenges and that such diversion will not negatively impact the operations of the combined company following the closing of the Arrangement.

The combined company may not realize the benefits of its growth projects. As part of its strategy, Solitario, after its acquisition of Zazu, will continue existing efforts and initiate new efforts to develop zinc and other mineral projects and will have a larger number of such projects as a result of the proposed acquisition. A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on the combined company’s financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

At the closing of the Acquisition, Solitario issued 19,788,183 shares of its common stock to the holders of common shares of Zazu. The issuance of the Solitario common stock is exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, at the closing of the Acquisition, Solitario granted an aggregate of 1,782,428 Replacement Options to purchase shares of Solitario common stock. Such options were granted pursuant to the 2013 Plan, and to the extent the options constituted a sale of securities, such option grants were exempt from registration under Section 3(a)(10) of the Securities Act.

Repurchases of Common Stock

The following table provides information about our purchase of our common shares during the three months ended June 30, 2017.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017 –April 30, 2017	—		—	1,371,000
May 1, 2017 – May 31, 2017	15,800	$0.73	15,800	1,355,200
June 1, 2017 – June 30, 2017	14,500	$0.70	14,500	1,340,700
(1)	As of June 30, 2017, we have purchased a total of 659,300 shares for an aggregate purchase price of $343,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares of common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO EXPLORATION & ROYALTY CORP.

July 27, 2017 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

2.1		Arrangement Agreement and Plan of Arrangement dated April 26, 2017, among Solitario Exploration & Royalty Corp. and Zazu Metals Corporation (incorporated by reference to Exhibit 2.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1		Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Quarterly Report on Form 10-Q filed on August 10, 2010)

3.1.1		Articles of Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2		Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Annual Report on Form 10-K filed on March 22, 2013)

4.1	*	Form of Common Stock Certificate of Solitario Zinc Corp.

4.2		Convertible Secured $1.5 million Debenture Agreement, dated April 26, 2017 between Solitario Exploration & Royalty Corp. and Zazu Metals Corporation (incorporated by reference to Exhibit 4.1 to Solitario’s Current Report on Form 10-K filed on May 1, 2017)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith