Form 10-Q
period 2017-09-30
SOLITARIO ZINC CORP.
filed 2017-11-08
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 58,443,066 shares of $0.01 par value common stock outstanding as of November 8, 2017.

1

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$261	$119
Short-term investments	11,971	15,250
Investments in marketable equity securities, at fair value	2,819	1,339
Prepaid expenses and other	184	89
Total current assets	15,235	16,797

Mineral properties	15,774	46
Other assets	130	771
Total assets	$31,139	$17,614

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$135	$124
Other	6	2
Total current liabilities	141	126

Long-term liabilities
Asset retirement obligation - Lik	125	—

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (58,443,066 and 38,693,589 shares, respectively, issued and outstanding at September 30, 2017 and December 31, 2016)	584	387
Additional paid-in capital	69,406	55,790
Accumulated deficit	(39,854)	(39,401)
Accumulated other comprehensive income	737	712
Total shareholders’ equity	30,873	17,488
Total liabilities and shareholders’ equity	$31,139	$17,614

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars except share and per share amounts)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Costs, expenses and other:
Exploration expense	$180	$132	$519	$474
Depreciation and amortization	6	1	8	4
General and administrative	40	1,213	900	1,911
Property abandonment and impairment	—	—	—	10
Total costs, expenses and other	226	1,346	1,427	2,399
Other income (expense)
Interest income	38	27	114	40
Gain on sale of marketable equity securities	357	10	578	40
(Loss) gain on derivative instruments	(18)	163	267	295
Loss on sale of other assets	—	—	—	(14)
Gain on warrant liability	—	—	—	4
Total other income	377	200	959	365
Income (loss) before income tax	151	(1,146)	(468)	(2,034)
Income tax (expense) benefit	(74)	27	15	264
Net income (loss)	77	(1,119)	(453)	(1,770)
Income (loss) per common share attributable to Solitario shareholders:
Basic and diluted	$0.00	$(0.03)	$(0.01)	$(0.05)
Weighted average shares outstanding (thousands):
Basic and diluted	55,864	38,961	44,467	38,779

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands of U.S. dollars)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net income (loss) before other comprehensive loss	$77	$(1,119)	$(453)	$(1,770)
Other comprehensive income (loss)
Unrealized (loss) gain on marketable equity securities, net of deferred taxes	(126)	46	25	449
Comprehensive loss (income)	(49)	(1,073)	(428)	(1,321)

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2017	2016
Operating activities:
Net loss	$(453)	$(1,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on derivative instruments	(267)	(295)
Depreciation and amortization	8	4
Deferred income taxes	(15)	(264)

Gain on warrant liability	—	(4)
Gain on equity security and asset sales, net	(577)	(26)
Property abandonment and impairment	—	10
Employee stock option expense	23	970
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37)	31
Accounts payable and other current liabilities	10	(92)
Net cash used in operating activities	(1,308)	(1,436)
Investing activities:
Sale (purchase) of short-term investments, net	3,254	(15,518)
Loan to Zazu	(1,500)	—
Purchase of Zazu – net of cash acquired	(417)	—
Additions to mineral property	—	(40)
Additions to other assets	(2)	—
Purchase of marketable equity securities	(578)	(304)
Proceeds from sale of marketable equity securities	666	56
Sale of derivative instruments	55	45
Net cash provided by (used in) investing activities	1,478	(15,761)
Financing activities:
Purchase of common stock for cancellation	(28)	(214)
Net cash used in financing activities	(28)	(214)

Net increase (decrease) in cash and cash equivalents	142	(17,411)
Cash and cash equivalents, beginning of period	119	17,718
Cash and cash equivalents, end of period	$261	$307

Supplemental disclosure of non-cash activities:
Additions to mining equipment –Zazu	$(100)	$—
Additions to mineral property- Zazu	$(15,728)	$—
Additions to current assets, net – Zazu	$(42)	$—
Issuance of common stock – Zazu acquisition	$13,654	$—
Convertible debenture – due from Zazu cancelled	$1,510	$—
Asset retirement obligation - Lik	$125	$—
Issuance of replacement options – Zazu	$164	$—
Transfer of warrant value to marketable equity securities on exercise of Vendetta Warrants	$949	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Recent developments

Purchase of Zazu

On July 12, 2017, Solitario Zinc Corp. (“Solitario” or the “Company”) completed the acquisition of Zazu Metals Corp. (“Zazu”) pursuant to a definitive arrangement agreement between Solitario and Zazu (the "Arrangement Agreement") whereby Solitario agreed to acquire all of the issued and outstanding common shares of Zazu (the "Zazu Shares") by way of a statutory plan of arrangement (the "Arrangement") under the Canada Business Corporations Act (the “Acquisition”). The Arrangement was approved by the Ontario (Canada) Superior Court of Justice on July 7, 2017. Per the Arrangement, Solitario issued 19,788,177 shares of its common stock on July 12, 2017 in exchange for all of the issued and outstanding Zazu Shares, which represented 0.3572 shares of Solitario common stock for each outstanding Zazu Share. Solitario granted stock options to acquire an aggregate of 1,782,428 shares of Solitario common stock to Zazu option holders the (“Replacement Options”) in connection with the Acquisition. The issuance of the shares of Solitario common stock as consideration for the Acquisition was approved at the 2017 annual meeting of Solitario shareholders held on June 29, 2017 (the “Annual Meeting”), with 98.27% of the Solitario shareholders who voted voting “for” the issuance of the shares pursuant to the Arrangement Agreement. The total purchase price of $16,227,000 recorded during the three and nine month periods ending September 30, 2017 is detailed below. Results of operations for Zazu are included in Solitario’s condensed consolidated financial statements from the date of the Acquisition.

(in thousands)	July 12,
2017
Issuance of 19,788,177 share of Solitario common stock	$13,654
Replacement options	164
Investment banking and transaction costs	899
Convertible debenture due Solitario, cancelled	1,510
Total purchase price	$16,227

The Acquisition was treated as an asset purchase in accordance with Accounting Standards Update No. 2017-01, “Business Combinations,” (“ASU 2017-01”). Solitario adopted the provisions of ASU 2017-01 during the quarter ended September 30, 2017, which provides guidance on the classification of the treatment of business acquisitions as either the purchase of an asset or the purchase of a business. See “Recent Accounting Pronouncements, below. Accordingly, as the purchase of an asset (essentially the interest in the Lik project in Alaska) Solitario capitalized related transaction costs associated with the Acquisition, including the following costs:

(in thousands)	July 12,
2017
Investment banking fees	$552
Legal and accounting costs	196
Stock issuance costs	117
Other costs and fees	34
Total capitalized transaction costs	$899

The purchase price was allocated to the fair value of the assets and liabilities acquired from Zazu on the date of the Acquisition as follows:

(in thousands)	July 12,
2017
Cash	$974
Other current assets	42
Equipment	100
Mineral property	15,728
Accounts payable	(492)
Asset retirement obligation - Lik	(125)
Total purchase price	$16,227

The transaction costs and accounts payable assumed, and subsequently paid, less the cash acquired are shown as the cash transaction costs for the nine months ended September 30, 2017 on the condensed consolidated statement of cash flows.

Name Change to Solitario Zinc Corp.

Solitario shareholders voted at the Annual Meeting in favor of an amendment to Solitario’s Articles of Incorporation to change Solitario’s name to “Solitario Zinc Corp.” from “Solitario Exploration & Royalty Corp.” The name change was subject to the completion of the Acquisition and became effective on July 17, 2017. Subsequent to the Acquisition, Solitario’s core mineral property assets are its 39% ownership in the Florida Canyon zinc project (formerly called the Bongará zinc project) in Peru and its 50% ownership interest in the Lik zinc deposit (acquired in the Acquisition).

Convertible Debenture Financing

On April 26, 2017, concurrent with the signing of the Arrangement Agreement, Solitario provided Zazu interim debt financing through a secured convertible debenture issued by Zazu in the principal amount of US$1.5 million (the "Debenture"). The Debenture was secured by way of a general security and pledge agreement on Zazu’s assets and bore interest at a rate of 5% per annum. The Debenture was convertible, at the option of Solitario into Zazu Shares at a price of US$0.22 per Zazu Share. Upon completion of the Acquisition, the Debenture was cancelled.

Business and company formation

Solitario is an exploration stage company with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. As a result of the Acquisition, Solitario is more focused on the acquisition and exploration of zinc-related exploration mineral properties. However, Solitario intends to continue to evaluate for acquisition other mineral properties and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although Solitario’s mineral properties may be developed in the future by Solitario, through a joint venture or by a third party, Solitario has never developed a mineral property. In addition to focusing on its current assets and the evaluation of mineral properties for acquisition or purchase of royalty interests, Solitario also expects to continue to evaluate potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations it believes to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale in 2015 of its former interest in Mount Hamilton LLC (“MH-LLC”), the owner of the Mt. Hamilton project, joint venture property payments and the sale of a royalty on its former Mt. Hamilton property. Proceeds from the sale or joint venture of Solitario’s properties and assets, although significant, have not historically been a consistent annual source of cash or revenue and would occur, if at all, on an infrequent basis in the future.

Solitario currently considers its carried interest in the Florida Canyon project and its interest in the Lik project (acquired in the Acquisition) to be its core mineral property assets. Solitario’s joint venture partner is expected to continue the development and furtherance of the Florida Canyon project and Solitario will monitor progress at Florida Canyon. Solitario is currently evaluating the exploration and development plans for the Lik project.

As of September 30, 2017, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2017 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2017.

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

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, and are expressed in U.S dollars.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) Solitario’s carrying value of short-term investments; (ii) the recoverability of mineral properties related to its mineral exploration properties and their future exploration potential; (iii) the fair value of stock option grants to employees; (iv) the ability of Solitario to realize its deferred tax assets; and (v) Solitario's investment in marketable equity securities.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of September 30, 2017, a portion of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States. At September 30, 2017, Solitario holds short-term investments in United States Treasury securities (“USTS”) of $10,723,000.

Short-term investments

As of September 30, 2017, Solitario has $10,723,000 of its current assets in USTS with maturities of 30 days to 19 months. The USTS are recorded at their fair value, based upon quoted market prices. As of September 30, 2017, Solitario has $1,248,000 in separate bank certificates of deposit (“CDs”) each with a maximum value of $250,000, and each of which are covered by FDIC insurance to the full face value of the CDs. At September 30, 2017, the CDs have maturities of between 30 days and 18 months. Solitario’s short-term investments are recorded at their fair value, based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). Solitario acquired its investment in Vendetta units, including the Vendetta Warrants during 2016. During the three and nine months ended September 30, 2017 Solitario exercised all of its Vendetta Warrants (as defined below in Note 4) and no longer owns any Vendetta Warrants. See Note 4 below. Solitario classified the Vendetta Warrants as derivative instruments under ASC 815 and prior to their exercise recorded the Vendetta Warrants at their fair value as other assets on the consolidated balance sheet. Changes in fair value of the Vendetta Warrants are recognized in the statement of operations in the period of change as gain or loss on derivative instruments. Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and its Vendetta Warrants are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments.

Fair value

Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS and CDs, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. The fair value of Solitario’s investment in the Vendetta Warrants was determined by a Black-Scholes model.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2017 and 2016. Potentially dilutive shares totaling 1,928,428 related to outstanding common stock options for the three and nine months ended September 30, 2017 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive. There were no similar potentially dilutive securities outstanding during the three and nine months ended September 30, 2016.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

Recent accounting pronouncements

On January 5, 2017, the Financial Accounting Standards Board issued ASU 2017-01. ASU 2017-01 clarified the definition of the acquisition of a business or an asset under Accounting Codification Standard 805 (“ASC 804”). ASU 2017-10 utilizes a series of tests or screens to determine if a business combination is the acquisition of a single identifiable asset or of a business. Under the definition of ASU 2017-01, the Acquisition would fall under the classification of the acquisition of an asset. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. Solitario adopted the provisions of ASU 2015-01 during the three months ended September 30, 2017, and has accounted for the Acquisition in accordance with the provisions of ASU 2017-01. The adoption of ASU 2017-01 had no other effect on Solitario’s consolidated financial position.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU No. 2016-02”), which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for Solitario in the first quarter of 2019. Solitario does not anticipate early adoption. As ASU No. 2016-02 does not apply to mineral leases, Solitario does not expect the adoption of ASU No. 2016-02 to materially change its current accounting methods and therefore it does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

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

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	September 30,	December 31,
	2017	2016
Exploration
Lik project (Alaska- US)	$15,728	$—
La Promesa (Peru)	6	6
Montana Royalty property (US)	40	40
Total exploration mineral property	$15,774	$46

Initial acquisition costs on our mineral property are capitalized. All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease or property payments and ongoing exploration activities related to our projects are expensed as incurred. Solitario acquired the Lik project during the three and nine months ended September 30, 2017 in the Acquisition, see Note 1 “Recent developments” above.

Discontinued projects

Solitario dropped its royalty interests in the Aconchi and Norcan exploration properties in Mexico during the nine months ended September 30, 2017: however, there were no capitalized mineral property costs related to these royalties and Solitario did not record any mineral property write-downs during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, Solitario closed its exploration office in Mexico. Solitario recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the nine months ended September 30, 2016. In addition, Solitario recorded a loss on other assets in Mexico of $14,000 related to the exit from its exploration activities in Mexico during the nine months ended September 30, 2016.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Geologic and field expenses	$74	$72	$195	$320
Administrative	106	60	324	154
Total exploration costs	$180	$132	$519	$474

Asset Retirement Obligation

In connection with the Acquisition, Solitario recorded an asset retirement obligation of $125,000 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by the permitting bond required by the State of Alaska, for which Solitario has purchased a reclamation bond insurance policy in the event Solitario or its 50% partner, Teck Resources Limited (“Teck”) do not complete required reclamation.

Solitario has not applied a discount rate to the recorded asset retirement obligation as the estimated time frame for reclamation is not currently known, as reclamation is not expected to occur until the end of the Lik project life, which would follow future development and operations, the start of which cannot be estimated or assured at this time. Additionally no depreciation will be recorded on the related asset for the asset retirement obligation until the Lik project goes into operation, which cannot be assured.

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

The following tables summarize Solitario’s marketable equity securities and accumulated other comprehensive income related to its marketable equity securities:

(in thousands)	September 30, 2017	December 31, 2016
Marketable equity securities at fair value	$2,819	$1,339
Cost	1,714	274
Accumulated other comprehensive income for unrealized holding gains	1,105	1,065
Deferred taxes on accumulated other comprehensive income for unrealized holding gains	(368)	(353)
Accumulated other comprehensive income	$737	$712

The following table represents changes in marketable equity securities.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross cash proceeds	$407	$16	$666	$56
Cost	50	6	88	16
Gross gain on sale included in earnings during the period	357	10	578	40
Deferred taxes on gross gain on sale included in earnings	(132)	(4)	(214)	(15)
Reclassification adjustment to unrealized gain in other comprehensive income for net gains included in earnings	(225)	(6)	(364)	(25)
Gross unrealized holding (loss) gain arising during the period included in other comprehensive loss	157	83	618	753
Deferred taxes on unrealized holding (loss) gain included in other comprehensive loss	(58)	(31)	(229)	(279)
Net unrealized holding (loss) gain	99	52	389	474
Other comprehensive income (loss) from marketable equity securities	$(126)	$46	$25	$449

During the three and nine months ended September 30, 2017, Solitario sold 2,000,000 and 3,480,000, respectively, Vendetta common shares, for cash proceeds of $407,000 and $666,000. In addition, during the three and nine months ended September 30, 2017, Solitario exercised Vendetta Warrants, discussed below in Note 4, “Other assets” and received 5,000,000 and 7,240,000, respectively, common shares of Vendetta. Solitario transferred the fair value of the Vendetta Warrants on the date of exercise of $642,000 and $949,000, respectively, along with the cash paid to exercise the Vendetta Warrants of $411,000 and $578,000, respectively, to marketable equity securities as the cost of the 5,000,000 and 7,240,000 common shares of Vendetta acquired, as discussed below in Note 4, “Other Assets.”

4.        Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31,
	2017	2016
Furniture and Fixtures, net of accumulated depreciation	$31	$32
Lik project equipment	95
Vendetta Mining Corp warrants	—	735
Exploration bonds and other assets	4	4
Total other assets	$130	$771

During the three and nine months ended September 30, 2017, Solitario acquired $100,000 of exploration-related equipment at the Lik project as part of the Acquisition. See Note 1, “Recent developments’” above. The equipment is being depreciated over a five-year life on a straight-line basis and Solitario recorded depreciation expense of $5,000 during the three and nine months ended September 30, 2017 related to this equipment.

During the nine months ended September 30, 2016, Solitario purchased 7,240,000 units of Vendetta for $289,000. Each unit included one common share and one purchase warrant which allows the holder to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years (the “Vendetta Warrants”). As of September 30, 2017, the Vendetta shares are carried at their fair value and included in marketable equity securities, see Note 3, above. The Vendetta Warrants are carried at their fair value, based upon a Black-Scholes valuation model, see Note 5, “Derivative Instruments,” below.

During the three and nine months ended September 30, 2017, Solitario exercised 5,000,000 and 7,240,000, respectively, of its Vendetta Warrants and received 5,000,000 and 7,240,000, respectively, Vendetta common shares, by paying $411,000 and $578,000, respectively, in cash to Vendetta. As a result, as of September 30, 2017, Solitario no longer owns any Vendetta Warrants. Upon the exercise of the Vendetta Warrants, during the three and nine months ended September 30, 2017 Solitario transferred the fair value of the Vendetta Warrants on the date of exercise of $642,000 and $949,000, respectively, along with the cash paid to exercise the Vendetta Warrants of $411,000 and $578,000, respectively, to marketable equity securities as the cost of the 5,000,000 and 7,240,000 common shares of Vendetta acquired.

5.        Derivative Instruments

Vendetta Warrants

During the three and nine months ended September 30, 2017 Solitario recorded a (loss) gain on derivative instruments of $(31,000) and $216,000, respectively, related to the Vendetta Warrants, based upon the changes in fair value of Vendetta Warrants determined based upon a Black-Scholes model. During the three and nine months ended September 30, 2016, Solitario recorded a gain on derivative instruments of $91,000 and $306,000, respectively, related to the Vendetta Warrants.

RMB Warrants

The warrants originally issued by Solitario in 2012 to RMB Australia Holdings Limited (the “RMB Warrants”) entitled the holder to purchase a total of 1,624,748 shares of Solitario common stock. The RMB Warrants had an exercise price of $1.54 per share and expired on August 21, 2016. Solitario recorded a gain on the RMB Warrants of $4,000 during the nine months ended September 30, 2016.

Covered Call Options

From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional liquidity on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year. Solitario has not designated its covered calls as hedging instruments and records gains or loss on the covered call in the period of the change. During the three and nine months ended September 30, 2017, Solitario sold covered calls for cash proceeds of $12,000 and $55,000, respectively.

Solitario recorded the following gain (loss) on derivative instruments:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
(Loss) gain on Kinross calls	$13	$72	$52	$(11)
Gain on Vendetta Warrants	(31)	91	215	306
Total	$(18)	$163	$267	$295

The following table provides the location and amount of the fair values of Solitario's derivative instruments presented in the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Derivatives
		September 30,	December 31,
(in thousands)	Balance Sheet Location	2017	2016
Vendetta warrants	Other assets	$—	$735
Kinross calls	Other current liabilities	$6	$2

6.        Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents, short-term investments and payables, the carrying amounts approximate fair value due to their short term maturities. Solitario’s marketable equity securities are carried at their estimated fair value based on quoted market prices. The Vendetta Warrants are carried at their estimated fair value at December 31, 2016 of $735,000; based upon a Black-Scholes valuation model, see Note 4, “Other Assets,” above.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2017 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,819	$—	$—	$2,819
United States Treasury securities	10,723	—	—	10,723
Bank Certificates of Deposit	1,248	—	—	1,248
Liabilities
Kinross covered calls	6	—	—	6

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

At September 30, 2017 and December 31, 2016, Solitario has recorded no net deferred tax assets. A valuation allowance, which fully offsets the net deferred tax assets, has been recorded because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2017, Solitario recorded deferred tax expense of $74,000 and a deferred income tax benefit of $15,000, respectively, in the statement of operations and recorded a deferred tax benefit of $74,000, and a deferred tax expense of $15,000 to other comprehensive income related to realized and unrealized gains and losses on marketable equity securities in other comprehensive income. During the three and nine months ended September 30, 2016, Solitario recorded deferred tax benefits of $27,000 and $264,000, respectively, in the statement of operations and recorded a deferred tax expense of the same amount to other comprehensive income related to realized and unrealized gains on marketable equity securities in other comprehensive income.

8.       Employee Stock Compensation Plans

The 2006 Plan

On June 27, 2006, Solitario’s shareholders approved the 2006 Stock Option Incentive Plan (the “2006 Plan”). On June 27, 2016, the 2006 Plan terminated and as of that date no additional options may be granted pursuant to the 2006 Plan. During the nine months ended September 30, 2016, Solitario granted options to acquire 350,000 shares of common stock under the 2006 Plan. These options were subsequently surrendered by the holders and cancelled on August 24, 2016. As a result of the cancellation Solitario recognized $84,000 of unamortized grant date fair value as of the date of the cancellation under the 2006 Plan. No options were exercised during the three and nine months ended September 30, 2017 and 2016 under the 2006 Plan.

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

In connection with the Acquisition, on July 12, 2017, Solitario granted 1,782,428 Replacement Options. The Replacement Options were priced between $2.24 per share and $0.70 per share with terms between 10 months and 18 months. In accordance with the terms of the Acquisition, the Replacement Options were fully vested upon grant. The Replacement Options had a grant date fair value of $164,000, based upon Black-Scholes models with an expected volatility of 67% and a risk-free interest rate of 1.00%. The grant date fair value was capitalized as part of the purchase price of the Zazu assets acquired in the Acquisition. See Note 1, “Recent developments” above.

On September 1, 2017, the Board of Directors granted 200,000 stock options under the 2013 Plan. The options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, and have an exercise price of $0.77 per share, and a grant date fair value of $84,000, based upon a Black-Scholes model with a an expected volatility of 64%, and a risk free interest rate of 1.70%. During the three and nine months ended September 30, 2017, Solitario recorded stock option compensation related to these options of $23,000.

On September 1, 2017, the Board of Directors granted, subject to shareholder approval at the next meeting of shareholders, an additional 2,300,000 stock options under the 2013 Plan to officers and members of the Board of Directors. These options have a five-year life, and exercise price of $0.77 per share, and a grant date fair value of $970,0000, based upon a Black-Scholes model with a volatility of 64%, and a risk free interest rate of 1.70%. Although the options will vest on the schedule of 25% on date of grant and 25% on each of the next three anniversary dates of the date of grant, the options will not become exercisable in whole or in part unless Solitario shareholders approve the grants, and the option grants will be void if Solitario shareholders do not approve the grants. Solitario will not record any stock option expense related to these options until the shareholder approval is received.

On July 28, 2016, the Board of Directors granted 1,699,000 stock options under the 2013 Plan. These options were subsequently surrendered by the holders and cancelled on August 24, 2016. As a result of the cancellation, Solitario recognized $637,000 of unamortized grant date fair value as of the date of the cancellation under the 2013 Plan. There were no exercises of options or awards under the 2013 Plan during the three and nine months ended September 30, 2017 or 2016.

9.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2016	38,693,589	$387	$55,790	$(39,401)	$712	$17,488

Purchase of shares for cancellation	(8,400)	—	(6)	—	—	(6)
Net loss	—	—	—	(13)	—	(13)
Net unrealized loss on marketable equity securities	—	—	—	—	(93)	(93)
March 31, 2017	38,685,189	$387	$55,784	$(39,414)	$619	$17,376

Purchase of shares for cancellation	(30,300)	(1)	(21)	—	—	(22)
Net loss	—	—	—	(517)	—	(517)
Net unrealized gain on marketable equity securities	—	—	—	—	244	244
June 30, 2017	38,654,889	$386	$55,763	$(39,931)	$863	$17,081

Issuance of shares – Acquisition	19,788,177	198	13,456			13,654
Replacement options			164			164
Stock option compensation			23			23
Net income				77		77
Net unrealized gain on marketable equity securities					(126)	(126)

September 30, 2017	58,443,066	$584	$69,406	$(39,854)	$737	$30,873

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that initially authorized Solitario to purchase up to two million shares of its outstanding common stock. On November 7, 2017, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2018. During the nine months ended September 30, 2017, Solitario purchased 38,700 shares of Solitario common stock for an aggregate purchase price of $28,000. During the three and nine months ended September 30, 2016, Solitario purchased 18,000 and 424,000 shares of Solitario common stock, respectively, for an aggregate purchase price of $13,000 and $214,000, respectively. As of September 30, 2017, Solitario has purchased a total of 659,300 shares for an aggregate purchase price of $343,000 under the share repurchase program since its inception.

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

(a) Recent Developments

As further described in Note 1 “Business and Significant Accounting Policies,” “Recent developments,” on July 12, 2017 we completed the acquisition of Zazu pursuant to the Arrangement Agreement and acquired all of the Zazu Shares by way of the Arrangement. As a result of the Acquisition Zazu became a wholly-owned subsidiary of Solitario. At closing, we issued 19,788,177 shares of common stock for all of the issued and outstanding Zazu Shares. We also granted the Replacement Options in connection with the Acquisition. The Acquisition was recorded during the three and nine months ended September 30, 2017 as the acquisition of assets in accordance with ASU 2017-01. The total purchase price for the Acquisition was $16,227,000 and has been allocated to the assets acquired, less liabilities. Results of operations for Zazu have been included in our consolidated financial statements from the date of Acquisition.

Effective July 17, 2017 an amendment to our Articles of Incorporation became effective that served to change our name to “Solitario Zinc Corp.” from “Solitario Exploration & Royalty Corp.” Subsequent to the Acquisition, our core mineral property assets are the 39% interest in the Florida Canyon zinc project in Peru and the 50% ownership interest in the Lik zinc deposit (acquired in the Acquisition). We believe the name “Solitario Zinc Corp.” reflects the increased focus of the Company on zinc-related assets.

(b) Business Overview and Summary

We are an exploration stage company with a focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Upon the completion of the Acquisition, we have shifted our focus toward the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current assets and the evaluation of mineral properties for acquisition or purchase of royalty interests, we also evaluate potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

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

We currently consider our carried interest in our Florida Canyon project in Peru and our recently acquired interest in the Lik project in Alaska to be our core mineral property assets. We expect our joint venture partner will continue the development and furtherance of the Florida Canyon project and we will monitor progress at Florida Canyon. We are currently evaluating potential exploration and development plans for the Lik project.

As of September 30, 2017, we have significant balances of cash and short-term investments that we anticipate using, in part, to further the development of the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(c) Results of Operations

Comparison of the quarter ended September 30, 2017 to the quarter ended September 30, 2016

We had net income of $77,000 or approximately $0.00 per basic and diluted share for the three months ended September 30, 2017, compared to a net loss of $1,119,000 or approximately $0.03 per basic and diluted share for the three months ended September 30, 2016. As explained in more detail below, the primary reason for the change to net income for the three months ended September 30, 2017 from a net loss for the three months ended September 30, 2016 was (i) recording a credit during the 2017 period to general and administrative expense for certain Acquisition related costs, previously expensed, which were capitalized to the purchase price of the Acquisition upon the adoption of ASU 2017- 01; (ii) a decrease in non-cash stock option compensation expense, included in general and administrative expenses to $23,000 during the three months ended September 30, 2017 compared to $939,000, which included expenses related to the cancellation of options of $721,000 during the three months ended September 30, 2016; (iii) an increase in interest income to $38,000 during the three months ended September 30, 2017 compared to interest income of $27,000 during the three months ended September 30, 2016; and (iv) an increase in gain on sale of marketable equity securities to $357,000 during the three months ended September 30, 2017 compared to gain on sale of marketable equity securities of $10,000 during the three months ended September 30, 2016. These were partially offset by an (i) increase in exploration expense to $180,000 during the three months ended September 30, 2017 compared to exploration expense of $132,000 during the three months ended September 30, 2016; (ii) a reduction in the gain on derivative instruments to a loss of $18,000 during the three months ended September 30, 2017 compared to a gain of $163,000 during the three months ended September 30, 2016; and (iii) income tax expense of $74,000 during the three months ended September 30, 2017 compared to and income tax benefit of $27,000 during the three months ended September 30, 2016. The significant changes for these items are discussed in more detail below.

          Our net exploration expense increased to $180,000 during the three months ended September 30, 2017 compared to exploration expense of $132,000 during the three months ended September 30, 2016. We increased our reconnaissance exploration activities during the three months ended September 30, 2017 primarily related to the completion of a preliminary economic assessment on our Florida Canyon project (the Florida Canyon PEA”). The Florida Canyon PEA was completed by SRK Consulting (U.S.), Inc., an independent and internationally recognized mining engineering firm, and reported during the third quarter of 2017. In addition, we continued to evaluate exploration properties and /or companies for potential acquisitions or other strategic transactions. We anticipate we will continue with our current exploration activities, including evaluation of our newly-acquired Lik project in Alaska and as a result we expect our full-year exploration expenditures for 2017 will exceed the expenditures for full-year 2016.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2017	2016	2017	2016
Florida Canyon (Peru)	$33	$1	$121	$2
Lik project (US)	25	—	25	—
La Promesa (Peru)	3	19	19	46
Reconnaissance	119	112	354	426
Total exploration expense	$180	$132	$519	$474

General and administrative costs, excluding stock option compensation costs discussed below, were $17,000 during the three months ended September 30, 2016 compared to $274,000 during the three months ended September 30, 2016. The major components of these costs were related to (i) salaries and benefit expense during the three months ended September 30, 2017 of $162,000 compared to salaries and benefits expense of $150,000 in the same period of 2016; (ii) a net credit of $224,000 to legal and accounting related to previously expensed Acquisition expenditures, which were capitalized as part of the Acquisition purchase price upon the adoption of ASU 2017-10 in the three months ended September 30, 2017, see Note 1 to the condensed consolidated statements “Recent developments,” above, compared to $67,000 in the three months ended September 30, 2016; (iii) office rent and expenses of $24,000 during the three months ended September 30, 2017 compared to $23,000 during the three months ended September 30, 2016; (iv)Directors and officer liability insurance charged to operations of $14,000 during the three months ended September 30, 2017, with no similar item during the same period of 2016 and (v) travel and shareholder relation costs of $39,000 during the three months ended September 30, 2017 compared to $32,000 during the three months ended September 30, 2016. We anticipate the non-stock option compensation and non-Acquisition general and administrative costs will be incurred at a comparable rate to the rate in the three months ended September 30, 2017 for the remainder of 2017.

We recorded stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital of $23,000 during the three months ended September 30, 2017 compared to $218,000 during the three months ended September 30, 2016. During the three months ended September 30, 2016, the holders of options to acquire our common stock voluntarily surrendered for cancellation all options previously granted to such persons and we cancelled the options upon surrender. Upon cancellation, we recorded an additional $721,000 of non-cash stock option compensation expense for the unamortized grant date fair value as of the date of cancellation. See Note 9, “Employee Stock Compensation Plans,” to the condensed consolidated financial statements, above.

During the three months ended September 30, 2017 we sold marketable equity securities for proceeds of $407,000 and recorded a gain on the sales of $357,000, compared to sales of marketable equity security sales for proceeds of $16,000 and a recorded gain on the sales of $10,000 for the three months ended September 30, 2016. During the three months ended September 30, 2017 we sold 2,000,000 Vendetta common shares, and used the bulk of the proceeds of $407,000 to exercise 5,000,000 Vendetta Warrants for $411,000. See Note 3, “Marketable Equity Securities,” above. The sale of marketable equity securities during 2016 consisted of the sale of 3,000 shares of Kinross common stock. We anticipate we will continue to sell some of our holdings of marketable equity securities during the remainder of 2017 related to our overall cash management strategy.

We adjust the fair value of the Vendetta Warrants at each balance sheet date, based upon a Black-Scholes model. During the three months ended September 30, 2017 we recorded a loss on derivative instruments of $31,000 related to the Vendetta Warrants, compared to a gain on derivative instruments of $91,000 during the three months ended September 30, 2016. During the three months ended September 30, 2017 we recorded a gain on derivative instruments related to our Kinross calls of $13,000 compared to a gain on derivative instruments during the three months ended September 30, 2017 of $72,000. Upon the exercise of the Vendetta Warrants discussed above, we no longer have any Vendetta Warrants as of September 30, 2017, and as a result do not expect to record significant swings in our gain or loss on derivative instruments during the remainder of 2017.

We recorded a deferred tax expense of $74,000 and a deferred tax benefit of $15,000, respectively, during the three and nine months ended September 30, 2017 related to the gains and losses and related valuation allowance related to gains and losses in other comprehensive income during 2017. During the three and nine months ended September 30, 2016, we recorded deferred tax benefits of $27,000 and $264,000, respectively, related to changes in other comprehensive income in the three and nine months ended September 30, 2016. As a result of our exploration activities and other tax deductible expenses, we anticipate we will not have currently payable income taxes during 2017. We provide a valuation allowance for our United States and foreign net operating losses, which are primarily related to our general and administrative expenses and our exploration activities in Peru, respectively. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

We had a net loss of $453,000 or $0.01 per basic and diluted shared for the nine months ended September 30, 2017 compared to a net loss of 1,770,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2016. As explained in more detail below, the primary reasons for the decrease in the net loss during the nine months ended September 30, 2017 compared to the net loss during the nine months ended September 30, 2016 were (i) a decrease in non-cash stock option compensation expense, included in general and administrative expenses to $23,000 during the nine months ended September 30, 2017 compared to $939,000, which included expenses related to the cancellation of options, discussed above, of $721,000 during the nine months ended September 30, 2016; (ii) we recorded interest income of $114,000 during the nine months ended September 30, 2017 compared to interest income of $40,000 as a result of increased interest rate on our outstanding short-term investments during 2017 compared to 2016; (iii) an increase in gain on sale of marketable equity securities to $578,000 during the nine months ended September 30, 207 compared to gain on sale of marketable equity securities of $40,000 during the nine months ended September 30, 2016; and (iv) we recorded a loss on the sale of other assets of $14,000 during the nine months ended September 30, 2016 related to the closure of our Mexico exploration office, with no similar item during 2017. These reductions in net loss were partially offset by (i) an increase in exploration expense to $519,000 during the nine months ended September 30, 2017 compared to exploration expense of $474,000 during the nine months ended September 30, 2016; (ii) depreciation expense increased to $8,000 during the nine months ended September 30, 2017 compared to $4,000 during the same period in 2016 as a result of the addition of $100,000 of exploration equipment at Lik during 2017; (iii) we recorded a reduction in the gain on derivative instruments to $267,000 during the nine months ended September 30, 2017 compared to a gain on derivative instruments of $295,000 during the nine months ended September 30, 2016; and (iv) we recorded a deferred tax benefit of $15,000 during the nine months ended September 30, 2017 related to changes in other comprehensive income compared to deferred tax benefit of $27,000 during the nine months ended September 30, 2016, as discussed above.

Our net exploration expense increased to $519,000 during the nine months ended September 30, 2017 compared to $474,000 in the comparable period of 2016. See the discussion of the comparison of the three months ended September 30, 2017 compared to the three months ended September 30, 2016, above with the major increase in the nine month period of 2017 related to the Florida Canyon PEA and an increase in reconnaissance exploration.

General and administrative costs, excluding stock option compensation costs discussed below, were $877,000 during the nine months ended September 30, 2017 compared to $941,000 in the same period of 2016. The major components of the costs were (i) salaries and benefit expense during the nine months ended September 30, 2017 of $477,000 compared to salaries and benefit expense of $631,000 in the same period of 2016, which included a bonus of $152,000 during 2016 with no similar item during the nine months ended September 30, 2017; (ii) legal and accounting expenditures of $109,000 in the nine months ended September 30, 2017 compared to $90,000 in the same period of 2016; (iii) other costs of $75,000 during the nine months ended September 30, 2017 compared to $66,000 in the same period of 2016; and (iv) travel and shareholder relation costs of $175,000 during the nine months ended September 30, 2017 compared to $154,000 in the same period of 2015.

During the nine months ended September 30, 2016, we recorded $970,000 of non-cash stock option expense with a credit to additional paid-in capital for the amortization of unvested grant date fair value, including $721,000 of non-cash stock option expense of unamortized grant date fair value upon the cancellation of options, compared to $23,000 of non-cash stock option expense during the nine months ended September 30, 2017. See Note 9, “Employee Stock Compensation Plans,” above for a further discussion of our stock option activity during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 we sold marketable equity securities for proceeds of $666,000 and recorded a gain on the sales of $578,000, compared to sales of marketable equity security sales for proceeds of $56,000 and a recorded gain on the sales of $40,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 we sold 3,480,000 Vendetta common shares, and used the bulk of the proceeds of $666,000 to exercise 7,240,000 Vendetta Warrants for $578,000. See Note 3, “Marketable Equity Securities,” above. The sale of marketable equity securities during 2016 consisted of the sale of 3,000 shares of Kinross common stock and the sale of 100,000 shares of International Lithium Corp stock. During the nine months ended September 30, 2016, the proceeds from these sales were $56,000 and we recorded a gain on sale of $40,000 on the sale of these securities.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. During the nine months ended September 30, 2016 we recorded a loss on other assets of $14,000 and property abandonment expense of $10,000 related to the closure of our exploration office in Mexico. We recorded no mineral property write-downs during the nine months ended September 30, 2017.

(d) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2017, we have $12,232,000 in cash and short-term investments. As of September 30, 2017, we have invested $10,723,000 in USTS with maturities of 15 days to 19 months. The USTS are recorded at their fair value, based upon quoted market prices. As of September 30, 2017, we have invested $1,248,000 in separate CDs with maximum values of $250,000, each of which is covered by FDIC insurance to the full face value of the CDs. At September 30, 2017, the CDs have maturities of between 30 days and 18 months. The CDs are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS and CDs not used for operating costs or mineral property acquisitions as they become due during the remainder of 2017.

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

Loan to Zazu

On April 26, 2017, concurrent with the signing of the Arrangement Agreement, we provided Zazu interim debt financing in the principal amount of US$1,500,000 through the issuance of the "Debenture. The Debenture was secured by way of a general security and pledge agreement on Zazu assets and bore interest at a rate of 5% per annum. The Debenture was convertible, at our option into Zazu Shares at a price of US$0.22 per Zazu Share. Upon completion of the Acquisition, the Debenture was cancelled. See Note 1, to the unaudited consolidated financial statements, “Recent developments,” above.

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at September 30, 2017. The Kinross shares are recorded at their fair value of $437,000 at September 30, 2017. On May 2, 2016 we purchased 7,240,000 units of Vendetta for an aggregate purchase price of $289,000. Each unit consists of one common share of Vendetta and one Vendetta Warrant for the purchase of one common share of Vendetta at Cdn$0.10 per share for a period of two years. During the nine months ended September 30, 2017, we sold 3,480,000 common shares of Vendetta for proceeds of $666,000, and recorded a gain on the sale of marketable equity securities of $577,000. During the nine months ended September 30, 2017 we exercised 7,240,000 of our Vendetta Warrants and received 7,240,000 Vendetta common shares, by paying $574,000 cash to Vendetta. The cost of the shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $578,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $950,000, for a total value of $1,528,000. As of September 30, 2017, we own 11,000,000 common shares of Vendetta, which are carried at their fair value of $2,382,000 based upon quoted market prices, with any unrealized gain or loss included in other comprehensive income. In addition we own other marketable equity securities with a fair value of $13,000 as of September 30, 2017.

Working Capital

We had working capital of $15,094,000 at September 30, 2017 compared to working capital of $16,671,000 as of December 31, 2016. Our working capital at September 30, 2017 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, our investment in marketable equity securities of $2,819,000, less our accounts payable of $141,000. As of September 30, 2017, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund exploration,

development and operation of mining projects. We will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity securities, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

In connection with the Acquisition, on July 12, 2017, we granted 1,782,428 Replacement Options. The Replacement Options were priced between $2.24 per share and $0.70 per share with terms between 10 months and 18 months. In accordance with the terms of the Acquisition, the Replacement Options were fully vested upon grant. The Replacement Options had a grant date fair value of $164,000, based upon Black-Scholes models with an expected volatility of 67% and a risk-free interest rate of 1.00%. The grant date fair value was capitalized as part of the purchase price of the Zazu assets acquired in the Acquisition.

On September 1, 2017, we granted 200,000 stock options under the 2013 Plan. The options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, and have an exercise price of $0.77 per share, and a grant date fair value of $84,000, based upon a Black-Scholes model with a an expected volatility of 64%, and a risk free interest rate of 1.70%. During the three and nine months ended September 30, 2017, we recorded stock option compensation related to these options of $23,000.

On September 1, 2017, we granted, subject to shareholder approval at the next meeting of our shareholders, an additional 2,300,000 stock options under the 2013 Plan to officers and members of the Board of Directors. These options have a five-year life, and exercise price of $0.77 per share, and a grant date fair value of $970,0000, based upon a Black-Scholes model with a volatility of 64%, and a risk free interest rate of 1.70%. Although the options will vest on the schedule of 25% on date of grant and 25% on each of the next three anniversary dates of the date of grant, the options will not become exercisable in whole or in part unless our shareholders approve the grants, and the option grants will be void if our shareholders do not approve the grants. We will not record any stock option expense related to these options until the shareholder approval is received.

During the nine months ended September 30, 2016 the holders of options to acquire our common stock voluntarily surrendered for cancellation all options previously granted to such persons pursuant to the 2013 Plan and the 2006 Plan. Solitario cancelled the options upon surrender. As a result, there are no outstanding options under the 2006 Plan. See Note 8, “Employee Stock Compensation Plans,” above for a discussion of the activity in our 2013 Plan and our 2006 Plan during 2017. We do not anticipate the exercise of options during the remainder of 2017 will be a significant source of cash.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. On November 7, 2017, our Board of Directors extended the term of the share repurchase program until December 31, 2018. All shares purchased have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been, and will be, determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the Toronto Stock Exchange. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of September 30, 2017, since the inception of the share repurchase program, we have purchased a total of 659,300 shares for an aggregate purchase price of $343,000 and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during the remainder 2017 as determined by management.

(e) Cash Flows

Net cash used in operations during the nine months ended September 30, 2017 decreased to $1,308,000 compared to $1,436,000 for the nine months ended September 30, 2016 primarily as a result of a decrease in general and administrative expenses not related to the Acquisition. Legal and accounting costs directly associated with the Acquisition were capitalized in accordance with ASU 2017 – 01, as discussed above in Note 1 “Recent developments.” In addition, as we focused on the Acquisition, we spent less time and expense on other general and administrative matters, including shareholder and investor relations. These reductions were partially offset by a slight increase in exploration expense. We anticipate our cash used from operations will generally continue to be in line with the uses through the nine months ended September 30, 2017. See “Results of Operations” discussed above for further explanation of some of these variances.

We received $1,478,000 in cash from investing activities during the nine months ended September 30, 2017 primarily from the sale of $3,254,000 of short-term investments of USTS and CDs. The sale of these short-term investments was anticipated pursuant to our corporate budgets and plans for 2017, after consideration of the expenditures for the Acquisition, and we anticipate we will continue to use short-term investments to fund our operations for the remainder of 2017. As part of the Acquisition, we used $1,500,000 of cash to extend the loan evidenced by the Debenture, discussed above, and we used net cash for the Acquisition of $417,000, consisting of $899,000 of transaction costs, $491,000 of acquired accounts payable less $974,000 of cash acquired. See Note 1, under “Recent developments,” above. We used $15,518,000 in cash from investing activities during the nine months ended September 30, 2016 for the net purchase of $7,018,000 of CDs and $8,500,000 of USTS, discussed above under “Short-term Investments” in “Liquidity and Capital Resources.” In addition, during 2016, we used $289,000 for the purchase of units of Vendetta, discussed above under “Liquidity and Capital Resources,” and we used $40,000 for the purchase of royalties on certain non-producing mineral leases in the state of Montana, previously owned by Atna Resources Ltd. We received $666,000 from the sale of marketable equity securities during the nine months ended September 30, 2017, from the sale of Vendetta common shares, discussed above, compared to $40,000 from the sale of marketable equity securities during the nine months ended September 30, 2016. We anticipate the use of additional cash for potential exploration and evaluation activities related to our recently acquired interest in the Lik project as well as other on-going exploration activities for the remainder of 2017. We may incur additional costs related to the Acquisition or another potential acquisition or purchase of any additional exploration projects which we anticipate would be funded by the use of funds from the sale of our short-term investments.

We used $28,000 for the purchase of our common stock during the nine months ended September 30, 2017 compared to the use of $214,000 during the nine months ended September 30, 2016, as discussed above discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2017. However, this will be limited to the maximum number of shares, pursuant to the share repurchase program.

(f) Off-balance sheet arrangements

As of September 30, 2017 and December 31, 2016 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

As of September 30, 2017 we are not involved in any development activities, nor do we have any contractual obligations related to the development of any of our projects as of September 30, 2017. As of September 30, 2017, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the addition of our interest in the Lik project by virtue of the Acquisition, where we have estimated the asset retirement obligation at Lik for the reclamation of the existing exploration disturbance to be $125,000.

(h) Discontinued Projects

We dropped our royalty interests in the Aconchi and Norcan exploration properties in Mexico during the nine months ended September 30, 2017. There was no capitalized mineral property interest in either royalty of the interests and we did not record any mineral property write-downs during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we closed our exploration office in Mexico. We recorded a mineral property write-down of $10,000 related to the Norcan and Aconchi properties during the nine months ended September 30, 2016. In addition, we recorded a loss on other assets in Mexico of $14,000 related to the exit from our exploration activities in Mexico during the nine months ended September 30, 2016.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three and nine months ended September 30, 2017, we have not adopted any additional accounting policies, with the exception of the adoption of ASU 2017 – 01, discussed above.

(j) Related Party Transactions

As of September 30, 2017, and for the three and nine months ended September 30, 2017, we have no related party transactions or balances.

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

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize the investment in the Lik project acquired in the Acquisition.
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta and Kinross;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	Our estimates of environmental and reclamation liabilities;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Except for risks attendant with the closing of the Acquisition, including those identified in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, there are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of our common shares during the three months ended September 30, 2017.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

On November 7, 2017, Solitario Board of Directors approved an extension of its existing share repurchase program through December 31, 2018. The share repurchase program, as initially approved in October 2015, authorized Solitario to repurchase up to 2.0 million shares of its outstanding common stock and was set to expire on December 31, 2017.

As of November 7, 2017, Solitario has repurchased 659,300 shares for an aggregate purchase price of $343,000. Under the program, as now extended, Solitario will have the ability to repurchase up to the remaining 1,340,700 available shares under the plan through December 31, 2018. All shares repurchased will be cancelled and will reduce Solitario’s current 58.4 million shares outstanding.

The timing and amount of any stock repurchased will be determined by Solitario’s Company’s management in the open market or in privately negotiated transactions based on market conditions and other factors, including price, regulatory requirements and capital availability, and in compliance with applicable state and federal securities laws. Repurchases may also be made under Rule 10(b)-18. The program does not require the repurchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. No repurchases will be made outside of the United States, including shares trading on the Toronto Stock Exchange. Payment for shares repurchased under the program will be funded using Solitario’s working capital.

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

November 8, 2017 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

2.1	Arrangement Agreement and Plan of Arrangement dated April 26, 2017, among Solitario Exploration & Royalty Corp. and Zazu Metals Corporation (incorporated by reference to Exhibit 2.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1	Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Quarterly Report on Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (Solitario Exploration & Royalty Corp.) (incorporated by reference to Exhibit 99.1 to Solitario’s Annual Report on Form 10-K filed on March 22, 2013)

4.1*	Form of Common Stock Certificate of Solitario Zinc Corp.

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith