Form 10-Q
period 2018-03-31
SOLITARIO ZINC CORP.
filed 2018-05-02
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 58,332,266 shares of $0.01 par value common stock outstanding as of May 01, 2018.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97	$214
Short-term investments	11,223	11,642
Investments in marketable equity securities, at fair value	2,202	2,643
Prepaid expenses and other	93	114
Total current assets	13,615	14,613

Mineral properties	15,657	15,657
Other assets	127	125
Total assets	$29,399	$30,395

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$165	$141

Long-term liabilities
Asset retirement obligation – Lik	125	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (58,381,952 and 58,434,566 shares, respectively, issued and outstanding at March 31, 2018 and December 31, 2017)	584	584
Additional paid-in capital	69,296	69,312
Accumulated deficit	(40,771)	(39,767)
Total shareholders’ equity	29,109	30,129
Total liabilities and shareholders’ equity	$29,399	$30,395

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2018	2017
Costs, expenses and other:
Exploration expense	$180	$151
Depreciation and amortization	6	1
General and administrative	403	300
Total costs, expenses and other	589	452
Other (loss) income
Interest income (net)	26	46
Unrealized (loss) gain on marketable equity securities	(441)	128
Gain on derivative instruments	—	172
Total other (loss) income	(415)	346
Net loss	$(1,004)	$(106)
Loss per common share:
Basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	58,444	38,692

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,004)	$(106)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6	1
Unrealized loss (gain) on sale of marketable equity securities	441	(128)
Employee stock option expense	10	—
Unrealized (gain) on derivative instruments	—	(172)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32	32
Accounts payable and other current liabilities	24	(12)
Net cash used in operating activities	(491)	(385)
Investing activities:
Sale of short-term investments, net	408	246
Purchase of other assets	(8)	—
Proceeds from the sale of marketable equity securities	—	259
Purchase of marketable equity securities	—	(167)
Sale of derivative instruments	—	25
Net cash provided by investing activities	400	363
Financing activities:
Purchase of common stock for cancellation	(26)	(6)
Net cash used in financing activities	(26)	(6)

Net decrease in cash and cash equivalents	(117)	(28)
Cash and cash equivalents, beginning of period	214	119
Cash and cash equivalents, end of period	$97	$91

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. As a result of the Acquisition (defined below), Solitario is now primarily focused on the acquisition and exploration of zinc-related exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition or purchase of royalty interests, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral property, including the sale in 2015 of its former interest in Mount Hamilton LLC (“MH-LLC”) the owner of its former Mt. Hamilton project (the “Mt. Hamilton Transaction”), and joint venture property payments and the sale of a royalty on its former Mt. Hamilton project. Revenues from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of revenue and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project and its interest in the Lik project to be its core mineral property assets. Solitario’s joint venture partner is expected to continue the development and furtherance of the Florida Canyon project and Solitario will monitor progress at Florida Canyon. Solitario is working with its 50% joint venture partner, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited ( both companies referred to as “Teck”), in the Lik deposit to further the exploration and evaluate potential development plans for the Lik project.

As of March 31, 2018, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2018 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2018.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent Developments

Purchase of Zazu

On July 12, 2017, Solitario completed the acquisition of Zazu Metals Corp. (“Zazu”) pursuant to a definitive arrangement agreement between Solitario and Zazu whereby Solitario agreed to acquire all of the issued and outstanding common shares of Zazu (the "Zazu Shares") by way of a statutory plan of arrangement (the "Arrangement") under the Canada Business Corporations Act (the “Acquisition”). The Arrangement was approved by the Ontario (Canada) Superior Court of Justice on July 7, 2017. Per the Arrangement, Solitario issued 19,788,177 shares of its common stock on July 12, 2017 in exchange for all of the issued and outstanding Zazu Shares, which represented 0.3572 shares of Solitario common stock for each outstanding Zazu Share. Zazu had one primary asset, its interest in the Lik project, and the Acquisition was treated as an asset purchase in accordance with ASU 2017-01 “Business Combinations.” Solitario granted stock options to acquire an aggregate of 1,782,428 shares of Solitario common stock to Zazu option holders the (“Replacement Options”) in connection with the Acquisition. The total purchase price of $16,110,000 was recorded during the year ended December 31, 2017.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and are expressed in U.S. dollars.

Revenue recognition

Solitario records delay rental payments as revenue in the period received. Any payments received for the sale of property interests are recorded as a reduction of the related property's capitalized cost. Proceeds which exceed the capitalized cost of the property without reserves are recognized as revenue. Payments received on the sale of properties with reserves are recognized as revenue to the extent the proceeds exceed the proportionate basis in the assets sold. There were no delay rentals in the periods presented.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) Solitario’s carrying value of short-term investments; (ii) the recoverability of mineral properties related to its mineral exploration properties and their future exploration potential; (iii) the fair value of stock option grants to employees, to officers and directors and to others; (iv) the ability of Solitario to realize its deferred tax assets; and (v) Solitario's investment in marketable equity securities.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2018, a portion of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States. At March 31, 2018, Solitario holds short-term investments in United States Treasury securities (“USTS”) of $9,976,000.

Short-term investments

As of March 31, 2018, Solitario has $9,976,000 of its current assets in USTS with maturities of 15 days to 21 months. The USTS are recorded at their fair value, based upon quoted market prices. As of March 31, 2018, we have $1,247,000 in separate bank certificates of deposit (“CDs”) each with a maximum value of $250,000, and each of which are covered by FDIC insurance to the full-face value of the CDs. At March 31, 2018, the CDs have maturities of between 4 and 15 months. Solitario’s short-term investments are recorded at their fair value, based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. In addition, during 2017 and 2016, Solitario owned warrants exercisable to acquire shares of Vendetta Mining Corp. (“Vendetta”) common stock (the “Vendetta Warrants”). Each Vendetta warrant allowed Solitario to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and its Vendetta Warrants are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments.

Fair value

FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS and CDs, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices.

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the board of directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. During the first three months of 2018 Solitario adopted ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)” (“ASU 2016-01”). In accordance with ASU 2016-01, changes in fair value are recorded in the consolidated statement of operations during the period of the change. During the first three months of 2018 Solitario recorded a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption of ASU 2016-01. See Note 9, “Shareholders’ Equity and Other Comprehensive Income”, below.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2017 and the first quarter of 2018 have been conducted primarily in Peru, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Realized foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Accounting for uncertainty in income taxes

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The provisions of ASC 740 had no effect on Solitario's financial position or results of operations.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2018 and 2017. Potentially dilutive shares related to outstanding common stock options of 2,082,428 Solitario common shares for the three months ended March 31, 2018 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive. There were no similar potentially dilutive securities outstanding during the three months ended March 31, 2017.

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

In January 2016 the FASB issued ASU No 2016-01. ASU No. 2016-01 revises the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Solitario adopted ASU No. 2016-01 in the first quarter of 2018. Solitario recorded a cumulative-effect adjustment for the change in accounting principle to retained earnings of $576,000 related to the adoption of ASU 2016-01. See Note 9, “Shareholders’ Equity and Accumulated Other Comprehensive Income,” below.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02), which allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. Solitario is currently evaluating the impact of ASU 2018-02 but does not believe it will have a material effect on Solitario’s financial position or results of operations.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,
	2018	2017
Exploration
Lik project (Alaska – US)	$15,611	$15,611
La Promesa (Peru)	6	6
Montana Royalty property (US)	40	40
Total exploration mineral property	$15,657	$15,657

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2018	2017
Geologic and field expenses	$24	$22
Administrative	156	129
Total exploration costs	$180	$151

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

3.        Marketable Equity Securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the consolidated statement of operations. During the three months ended March 31, 2018, Solitario recorded an unrealized loss on marketable equity securities of $441,000. During the three months ended March 31, 2017, Solitario recorded an unrealized gain on marketable equity securities of $128,000.

On May 2, 2016 Solitario purchased 7,240,000 units of Vendetta for aggregate consideration of $289,000. Each unit included one common share of Vendetta and one Vendetta Warrant. The total purchase price for the units of $289,000 was allocated between the Vendetta common shares and the Vendetta Warrants based upon total fair values on the date of purchase. The Vendetta common shares were allocated a purchase cost of $186,000 and the Vendetta Warrants were allocated a purchase cost of $103,000. During the three months ended March 31, 2017, Solitario sold 1,480,000 common shares of Vendetta for proceeds of $259,000, and a recorded cost of $38,000. In addition, during the three months ended March 31, 2017 Solitario exercised 2,240,000 of the Vendetta Warrants it held and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. The cost of the common shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $167,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $309,000, for a total value of $476,000. During 2017, subsequent to March 31, 2017, Solitario exercised its remaining 5,000,000 Vendetta Warrants by paying $441,000 and owns 11,000,000 common shares of Vendetta and no Vendetta Warrants as of March 31, 2018 and December 31, 2017.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2018	December 31, 2017
Marketable equity at cost	$1,714	$1,714
Unrealized gain on marketable equity securities	488	929
Marketable equity securities at fair value	$2,202	$2,643

The following table represents changes, including sales, in marketable equity securities during the three months ended March 31, 2018 and 2017:

(in thousands)	Three months ended March 31,
	2018	2017
Cost of marketable equity securities sold	$—	$38
Realized gain on marketable equity securities sold	—	221
Proceeds from the sale of marketable equity securities sold	—	(259)
Purchase of marketable equity securities	—	477
Gross unrealized (loss) gain recorded in the statement of operations	(441)	128
Change in marketable equity securities at fair value	$(441)	$346

4.        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31
	2018	2017
Furniture and fixtures, net of accumulated depreciation	$38	$31
Lik project equipment, net of accumulated depreciation	85	90
Exploration bonds and other assets	4	4
Total other assets	$127	$125

5.        Derivative Instruments

Vendetta Warrants

During the three months ended March 31, 2017, Solitario exercised 2,240,000 of the Vendetta Warrants it held and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. As a result, as of March 31, 2017, Solitario owned 5,000,000 Vendetta Warrants, which are carried at fair value, based upon a Black-Scholes model. During the three months ended March 31, 2017, Solitario recorded a gain on derivative instruments of $148,000, related to the Vendetta Warrants. Solitario owned no Vendetta Warrants during the three months ended March 31, 2018; see Note 3, “Marketable equity securities,” above.

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

Solitario recorded the following gain on derivative instruments:

(in thousands)	Three months ended March 31,
	2018	2017
Gain (loss) on Kinross calls	$—	$24
Gain on Vendetta Warrants	—	148
	$—	$172

6.        Fair Value

For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in CDs and USTS, Kinross calls and marketable equity securities are carried at their estimated fair value primarily based on quoted market prices.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2018 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,202	$—	$—	$2,202
United States Treasury securities	9,976	—	—	9,976
Bank Certificates of Deposit	1,247	—	—	1,247

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,643	$—	$—	$2,643
United States Treasury securities	10,395	—	—	10,395
Bank Certificates of Deposit	1,247	—	—	1,247

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

At March 31, 2018 and December 31, 2017, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2018 and 2017, Solitario recorded no deferred tax expense.

8.       Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, a total of 1,750,000 shares of Solitario common stock were reserved for awards to directors, officers, employees and consultants. On June 29, 2017, Solitario shareholders approved an amendment to the 2013 Plan, which increased the number of shares of common stock available for issuance under the 2013 Plan from 1,750,000 to 5,750,000. Awards granted under the 2013 Plan may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.

As of March 31, 2018, and December 31, 2017 there were options outstanding that are exercisable to acquire 2,082,428 and 1,928,428 shares of Solitario common stock, respectively. These options have exercise prices between $0.54 per share and $1.74 per share. Of these, 1,728,428 shares were Replacement Options granted in connection with the Acquisition. During the three months ended March 31, 2018, Solitario granted options exercisable into 100,000 shares to a consultant, with an exercise price of $0.62 per share, a term of seven months and a grant date fair value of $12,000 based upon a Black-Scholes model with a 66% volatility and a 1% risk-free interest rate. There were no stock grants during the three months ended March 31, 2017. There were no exercises of options under the 2013 Plan during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, Solitario recorded stock option compensation expense of $10,000. Solitario had no stock options outstanding and recorded no stock option compensation expense during the three months ended March 31, 2017.

On September 1, 2017, the Board of Directors granted, subject to shareholder approval at the next meeting of shareholders, an additional 2,300,000 stock options under the 2013 Plan to officers and members of the board of directors (the “Conditional Options”). The Conditional Options have a five-year life, and exercise price of $0.77 per share, and a grant date fair value of $970,000, based upon a Black-Scholes model with a volatility of 64%, and a risk-free interest rate of 1.70%. If approved, the Conditional Options will vest on the schedule of 25% on date of grant and 25% on each of the next three anniversary dates of the date of grant. The Conditional Options are not deemed outstanding and will not become exercisable in whole or in part unless Solitario shareholders approve the grants, and the option grants will be void if Solitario shareholders do not approve the grants. Solitario will not record any stock option expense related to these options unless and until shareholder approval is received.

9.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	58,434,566	584	$69,312	$(40,343)	$576	$30,129
Cumulative-effect adjustment change in accounting principle	—	—	—	576	(576)	—
Adjusted balance January 1, 2018	58,434,566	584	69,312	(39,767)	—	30,129
Stock option expense	—	—	10	—	—	10
Purchase of shares for cancellation	(52,614)	—	(26)	—	—	(26)
Net loss	—	—	—	(1,004)	—	(1,004)
Balance at March 31, 2018	58,381,952	$584	$69,296	$(40,771)	$—	$29,109

Solitario adopted ASU No. 2016-01 in the first quarter of 2018. Solitario recorded a cumulative-effect adjustment for the change in accounting principle to retained earnings of $576,000 related to the adoption of ASU 2016-01. In addition, Solitario eliminated its previously recorded gain on sale of marketable equity securities of $221,000 in its consolidated statement of operations for the three months ended March 31, 2017 resulting in an adjusted unrealized gain on marketable equity securities of $128,000 for the three months ended March 31, 2017 as a result of the adoption of ASU 2016-01. These changes increased the net loss for the three months ended March 31, 2017 from $13,000 to $106,000. These changes as a result of the adoption of ASU 2016-01 were similarly reflected in the adjustment to net income for marketable equity securities in the statement of cash flows for the three months ended March 31, 2017.

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2017, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2018. During the three months ended March 31, 2018 and 2017, Solitario purchased 52,614 and 8,400 shares of Solitario common stock, respectively, for an aggregate purchase price of $26,000 and $6,000, respectively. As of March 31, 2018, Solitario has purchased a total of 720,414 shares for an aggregate purchase price of $374,000 under the share repurchase program since its inception.

10.       Subsequent Event

On April 27, 2018 Solitario, through its wholly-owned subsidiary, Minera Solitario Peru, S.A.C., sold its non-producing Yanacocha royalty to Minera Los Topados S.A., a wholly-owned subsidiary of Newmont Mining Corporation for $502,000 in cash.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2017 and 2016, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2017. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company under Industry Guide 7, as issued by the SEC with a focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Upon the completion of the Acquisition, we have shifted our focus toward the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing our mineral exploration properties and the evaluation of mineral properties for acquisition or purchase of royalty interests, we also evaluate strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

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

We currently consider our carried interest in our Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. We expect our joint venture partner will continue the exploration development and furtherance of the Florida Canyon project and we will monitor progress at Florida Canyon. We are planning a joint 2018 exploration program at the Lik project with Teck, our 50% partner at Lik. In addition, at March 31, 2018, we have one exploration property in Peru, and one royalty property in each of Peru, Brazil, United States and Mexico. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries of both South and North America.

As of March 31, 2018, we have significant balances of cash and short-term investments that we anticipate using, in part, to further the development of the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(b) Results of Operations

Comparison of the quarter ended March 31, 2018 to the quarter ended March 31, 2017

We had a net loss of $1,004,000 or $0.02 per basic and diluted share for the three months ended March 31, 2018 compared to a net loss of $106,000 or $0.00 per basic and diluted share for the three months ended March 31, 2017. As explained in more detail below, the primary reasons for the increase in the net loss in the three months ended March 31, 2018 compared to the loss in the first three months of 2017 were (i) a an increase in general and administrative expenses to $403,000 during the three months ended March 31, 2018 compared to general and administrative costs of $300,000 during the three months ended March 31, 2017; (ii) the recording of a non-cash loss on unrealized loss on marketable equity securities of $441,000 during the three months ended March 31, 2018 compared to a non-cash unrealized gain on marketable equity securities of $128,000 during the three months ended March 31, 2017; (iii) a decrease in interest income to $26,000 during the three months ended March 31, 2018 compared to interest income of $46,000 during the three months ended March 31, 2017; (iv) an increase in exploration expense to $180,000 during the three months ended March 31, 2018 compared to exploration expense of $151,000 during the three months ended March 31, 2017; and (v) a gain on derivative instruments of $172,000 during the three months ended March 31, 2017 with no similar item during the three months ended March 31, 2018. Each of the major components of these items is discussed in more detail below.

          Our net exploration expense increased to $180,000 during the three months ended March 31, 2018 compared to exploration expense of $151,000 during the three months ended March 31, 2018. We increased our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions. In addition, we increased our reconnaissance exploration activities in Peru for the same purpose. During the three months ended March 31, 2018 we had three contract geologists in Peru, and our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We anticipate we will continue with our current exploration activities, and, in addition, we have budgeted additional exploration expenditures related to our Lik project and our Florida Canyon project, and to the extent we acquire any new exploration projects, to expand those activities further. As a result, we expect our full-year exploration expenditures for 2018 to exceed the expenditures for full-year 2017.

Exploration expense (in thousands) by project for the three months ended March 31, 2018 and 2017 consisted of the following:

	March 31,	March 31,
Project Name	2018	2017
Florida Canyon	$14	$20
Lik	15	—
La Promesa	29	5
Reconnaissance	122	126
Total exploration expense	$180	$151

General and administrative costs, excluding stock option compensation costs, discussed below, were $403,000 during the three months ended March 31, 2018 compared to $300,000 during the three months ended March 31, 2017. The major components of these costs were related to (i) salaries and benefit expense of $157,000 during the first three months of 2018 compared to salary and benefit costs of $158,000 during the three months ended March 31, 2017; (ii) legal and accounting expenditures of $41,000 in the first three months of 2018 compared to $29,000 in the first three months of 2017; (iii) office rent and expenses of $41,000 during the three months ended March 31, 2018, compared to $43,000 during the three months ended March 31, 2017; and (iv) travel and shareholder relation costs of $153,000 during the first three months of 2018, which included additional stock exchange fees compared to 2017 due to our additional outstanding shares, and additional investor relations costs during the three months ended March 31, 2018 incurred for investor presentations and providing investors with information regarding the Acquisition, compared to $71,000 during the first three months of 2017. We anticipate the general and administrative costs will be incurred at comparable quarterly amounts for the remainder of 2018.

We recorded $10,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2018, with no comparable stock option expense during the three months ended March 31, 2017 as we had granted no options and had no options outstanding during the three months ended March 31, 2017.

We recorded an unrealized loss on marketable equity securities of $441,000 during the three months ended March 31, 2018 compared to an unrealized gain on marketable equity securities of $128,000 during the three months ended March 31, 2017. The loss during the three months ended March 31, 2018 was primarily related to a decrease in the value of our holdings of 11,000,000 shares of Vendetta common stock which decreased from a fair value of $2,190,000 at December 31, 2017 to a fair value of $1,792,000 at March 31, 2018 based on quoted market prices. We adopted ASU No. 2016-01 in the first quarter of 2018. We recorded a cumulative-effect adjustment for the change in accounting principle to retained earnings of $576,000 related to the adoption of ASU 2016-01. In addition, we eliminated our previously recorded gain on sale of marketable equity securities of $221,000 in our consolidated statement of operations for the three months ended March 31, 2017 resulting in an adjusted unrealized gain on marketable equity securities of $128,000 for the three months ended March 31, 2017 as a result of the adoption of ASU 2016-01. These changes increased the net loss for the three months ended March 31, 2017 from $13,000 to $106,000. See Note 9, “Shareholders’ Equity and Other Comprehensive Income” in the unaudited consolidated financial statements, above.

We recorded a gain on derivative instruments of $172,000, during the three months ended March 31, 2017, with no similar item during the three months ended March 31, 2018. The gain during the three months ended March 31, 2017 was related to a $148,000 gain on our Vendetta Warrants primarily as a result of an increase in the price of Vendetta common shares as quoted on the TSX Venture Exchange during the three months ended March 31, 2017, which positively affected the fair value of the Vendetta Warrants based upon a Black-Scholes model. In addition, during the three months ended March 31, 2017 we recorded a gain on derivative instruments related to the change in value of Kinross covered calls of $25,000 during the three months ended March 31, 2017 related to changes in the value of Kinross calls owned during the three months ended March 31, 2017. We do not manage or control our derivative instruments for gain or loss and generally do not anticipate significant income or loss as a result of changes in the value of derivative instruments during the remainder of 2018.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2018 and 2017, we recorded no property impairments.

At March 31, 2018 and 2017, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2018 or 2017. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2018. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2018, we have $11,320,000 in cash and short-term investments. As of March 31, 2018, we have invested $9,976,000 of our current assets in USTS with maturities of 15 days to 21 months. The USTS are recorded at their fair value, based upon quoted market prices. As of March 31, 2018, we have invested $1,247,000 in separate CDs with maximum values of $250,000, each of which is covered by FDIC insurance to the full-face value of the CDs. At March 31, 2017, the CDs have maturities of between 4 and 15 months. The CDs are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS and CDs not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2018.

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

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2018 we own 11,000,000 shares of Vendetta common stock and 100,000 shares of Kinross common stock. The Vendetta shares are recorded at their fair market value of $1,792,000 and the Kinross shares are recorded at their fair value of $395,000 at March 31, 2018. In addition, we own other marketable equity securities with a fair market value of $15,000 at March 31, 2018. We did not sell any of our marketable equity securities during the three months ended March 31, 2018. During the three months ended March 31, 2017, we sold 1,480,000 common shares of Vendetta for proceeds of $259,000. During the three months ended March 31, 2017 we exercised 2,240,000 of the Vendetta Warrants we held and received 2,240,000 Vendetta common shares, by paying $167,000 (Cdn$224,000) to Vendetta. The recorded cost of the shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $167,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $309,000, for a total value of $476,000.

Working Capital

We had working capital of $13,450,000 at March 31, 2018 compared to working capital of $14,499,000 as of December 31, 2017. Our working capital at March 31, 2018 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, and our investment in marketable equity securities of $2,202,000, less our accounts payable of $165,000. As of March 31, 2018, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of March 31, 2018, and December 31, 2017 there were options outstanding that are exercisable to acquire 2,082,428 and 1,928,428 shares of Solitario common stock, respectively, with exercise prices between $0.54 per share and $1.74 per share. Of these, 1,728,428 shares were Replacement Options granted in connection with the Acquisition. We do not anticipate the exercise of options during the remainder of 2018.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2017, our Board of Directors extended the term of the share repurchase program until December 31, 2018. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of March 31, 2018, Solitario has purchased a total of 720,414 shares for an aggregate purchase price of $374,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during 2018 as determined by management.

(d) Cash Flows

Net cash used in operations during the three months ended March 31, 2018 increased to $491,000 compared to $385,000 for the three months ended March 31, 2017 primarily as a result of (i) an increase in general and administrative expense to $403,000 during the three months ended March 31, 2018 compared to $300,000 during the three months ended March 31, 2017 ; (ii) an increase in exploration expenses to $180,000 during the three months ended March 31, 2018 compared to $151,000 during 2017; and (iii) a decrease in interest income during the three months ended March 31, 2018 to $26,000 compared to $46,000 during the three months ended March 31, 2017. Based upon projected expenditures in our 2018 budget, we anticipate continued use of funds from operations through the remainder of 2018, primarily for exploration related to our Florida Canyon project, our Lik project and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2018, we provided $408,000 in cash from investing activities compared to the provision of $363,000 of cash from investing activities during the three months ended March 31, 2017. The primary sources of cash related to (i) the net proceeds from short-term investment sales and purchases of $408,000 and $246,000, respectively, during 2018 and 2017; (iii) the sale of Vendetta shares for proceeds of $259,000 during the three months ended March 31, 2017, with no similar sale during the three months ended March 31, 2018 and (iv) the sale of Kinross calls of $25,000 during the three months ended March 31, 2017, with no similar sale during the three months ended March 31, 2018. During the three months ended March 31, 2018 we purchased $8,000 of office equipment. During the three months ended March 31, 2017 we used $167,000 of cash for the purchase of the Vendetta shares discussed above. We do not anticipate significant continued sales of marketable equity securities during the remainder of 2018, however we will continue to liquidate a portion of our investments in USTS and CDs as needed to fund our operations and or potential mineral property acquisitions during the remainder of 2018. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2018, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We used $26,000 and $6,000, respectively, for the purchase of our common stock during the three months ended March 31, 2018 and 2017, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2018, however, this will be limited to the maximum number of shares, permissible under to the share repurchase program.

(e) Off-balance sheet arrangements

As of March 31, 2018, and December 31, 2017 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2018. As of March 31, 2018, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(g) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2018 and 2017.

(h) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2018, Solitario adopted ASU No. 2016-01. Solitario recorded an accumulated effect of the change in accounting principle to retained earnings of $576,000 related to the adoption of ASU 2016-01. See Note 9, “Shareholders’ Equity and Accumulated Other Comprehensive Income” to the unaudited consolidated financial statements, for a discussion of ASU 2016-01.

(i) Related Party Transactions

As of March 31, 2018, and for the three months ended March 31, 2018, we have no related party transactions or balances.

(j) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik project acquired in the Acquisition;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta and Kinross;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2018- January 31, 2018	—		—	1,332,200
February 1, 2018 – February 28, 2018	26,200	$0.52	26,200	1,306,000
March 1, 2018 – March 31, 2018	26,414	$0.49	26,414	1,279,586
(1)	As of March 31, 2018, we have purchased a total of 720,414 shares for an aggregate purchase price of $374,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

May 2, 2018 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1		Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2		Amended and Restated By-laws of Solitario Zinc Corp. (Solitario Exploration & Royalty Corp.) (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith