Form 10-Q
period 2018-09-30
SOLITARIO ZINC CORP.
filed 2018-11-02
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every

Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 58,232,866 shares of $0.01 par value common stock outstanding as of October 30, 2018.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182	$214
Short-term investments	10,561	11,642
Investments in marketable equity securities, at fair value	1,906	2,643
Prepaid expenses and other	60	114
Total current assets	12,709	14,613

Mineral properties	15,657	15,657
Other assets	117	125
Total assets	$28,483	$30,395

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$134	$141

Long-term liabilities
Asset retirement obligation – Lik	125	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (58,261,366 and 58,434,566 shares, respectively, issued and outstanding at September 30, 2018 and December 31, 2017)	583	584
Additional paid-in capital	69,748	69,312
Accumulated deficit	(42,107)	(39,767)
Total shareholders’ equity	28,224	30,129
Total liabilities and shareholders’ equity	$28,483	$30,395

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share amounts)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Revenue - mineral property sale	$—	$—	$502	$—

Costs, expenses and other:
Exploration expense	344	180	686	519
Depreciation and amortization	7	6	19	8
General and administrative	344	40	1,509	900
Total costs, expenses and other	695	226	2,214	1,427
Other (loss) income
Interest income (net)	46	38	109	114
Unrealized (loss) gain on marketable equity securities	(74)	157	(737)	618
(Loss) gain on derivative instruments	—	(18)	—	267
Total other (loss) income	(28)	177	(628)	999
Net Loss	$(723)	$(49)	$(2,340)	$(428)
Loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)
Weighted average shares outstanding (000’s):
Basic and diluted	58,303	55,864	58,379	44,467

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(2,340)	$(428)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	19	8
Unrealized loss (gain) on marketable equity securities	737	(618)
Employee stock option expense	510	23
Unrealized gain on derivative instruments	—	(267)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	67	(37)
Accounts payable and other current liabilities	(7)	11
Net cash used in operating activities	(1,014)	(1,308)
Investing activities:
Sale of short-term investments, net	1,068	3,254
Loan to Zazu	—	(1,500)
Purchase of Zazu – net of cash acquired	—	(417)
Purchase of other assets	(11)	(2)
Proceeds from the sale of marketable equity securities	—	666
Purchase of marketable equity securities	—	(578)
Sale of derivative instruments	—	55
Net cash provided by investing activities	1,057	1,478
Financing activities:
Purchase of common stock for cancellation	(75)	(28)
Net cash used in financing activities	(75)	(28)

Net (decrease) increase in cash and cash equivalents	(32)	142
Cash and cash equivalents, beginning of period	214	119
Cash and cash equivalents, end of period	$182	$261

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

Solitario has recorded revenue from the sale of mineral properties, including the sale on April 26, 2018 of its interest in the royalty on the Yanacocha property (discussed below) and the sale in 2015 of its former interest in Mount Hamilton LLC (“MH-LLC”) the owner of Solitario’s former Mt. Hamilton project (the “Mt. Hamilton Transaction”), and joint venture property payments and the sale of a royalty on the former Mt. Hamilton project. Revenues from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of revenue and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project and its interest in the Lik project to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is expected to continue the development and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies referred to as “Teck”), in the Lik deposit to further the exploration and evaluate potential development plans for the Lik project.

As of September 30, 2018, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2018 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of our financial position and results of operations. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2018.

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

Recent Developments

Sale of the Yanacocha Royalty

On April 26, 2018 Solitario sold its royalty interest in the non-producing Yanacocha property (the “Yanacocha Royalty”) to a wholly owned subsidiary of Newmont Mining Corporation (“Newmont”) for approximately $502,000 in cash. The Yanacocha Royalty covered 43 concessions totaling 36,052 hectares. Newmont owns the underlying mineral concessions covered by the Yanacocha Royalty. None of the concessions covered by the Yanacocha Royalty have any reported reserves or resources. Solitario had no mineral property capitalized cost in the Yanacocha Royalty and recorded Mineral Property Revenue of $502,000 during the nine months ended September 30, 2018.

Purchase of Zazu

On July 12, 2017, Solitario completed the acquisition of Zazu Metals Corp. (“Zazu”) whereby Solitario agreed to acquire all the issued and outstanding common shares of Zazu (the "Zazu Shares") by way of a statutory plan of arrangement (the "Arrangement") under the Canada Business Corporations Act (the “Acquisition”). The Arrangement was approved by the Ontario (Canada) Superior Court of Justice on July 7, 2017. Per the Arrangement, Solitario issued 19,788,177 shares of its common stock on July 12, 2017 in exchange for all of the issued and outstanding Zazu Shares, which represented 0.3572 shares of Solitario common stock for each outstanding Zazu Share. Zazu had one primary asset, its interest in the Lik project, and the Acquisition was treated as an asset purchase in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-01 “Business Combinations.” Solitario granted stock options to acquire an aggregate of 1,782,428 shares of Solitario common stock to Zazu option holders the (“Replacement Options”) in connection with the Acquisition. The total purchase price of $16,110,000 was recorded during the three and nine months ended September 30, 2017.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of September 30, 2018, a portion of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of September 30, 2018 and December 31, 2017, Solitario has $9,662,000 and $10,395,000, respectively, of its current assets in United States Treasury Securities (“USTS”) with maturities at September 30, 2018 ranging from 15 days to 22 months. The USTS are recorded at their fair value, based upon quoted market prices. As of September 30, 2018 and December 31, 2017, Solitario has $499,000 and $1,247,000, respectively, in separate bank certificates of deposit (“CDs”) each with a maximum value of $250,000, and each of which are covered by FDIC insurance to the full-face value of the CDs. At September 30, 2018, these CDs have maturities of six months. At September 30, 2018 Solitario has $400,000 in an interest-bearing United States Dollar savings account with a Peruvian bank. Solitario’s short-term investments are recorded at their fair value, based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Mineral properties

Solitario expenses all exploration costs incurred on its mineral properties prior to the establishment of proven and probable reserves through the completion of a feasibility study. Initial acquisition costs of Solitario’s mineral properties are capitalized. Solitario capitalizes all development expenditures on its projects, subsequent to the completion of a feasibility study. Solitario regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Derivative instruments

Solitario accounts for its derivative instruments in accordance with Accounting Standards Codification (“ASC”) No. 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”). Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. In addition, during 2017, Solitario owned warrants exercisable to acquire shares of Vendetta Mining Corp. (“Vendetta”) common stock (the “Vendetta Warrants”). Each Vendetta Warrant allowed Solitario to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years. At September 30, 2018, Solitario no longer owned any Vendetta Warrants. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and the Vendetta Warrants are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments.

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

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the board of directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. During the first nine months of 2018 Solitario adopted ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)” (“ASU 2016-01”). In accordance with ASU 2016-01, changes in fair value are recorded in the consolidated statement of operations during the period of the change. During the first nine months of 2018 Solitario recorded a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption of ASU 2016-01. See Note 9, “Shareholders’ Equity and Other Comprehensive Income”, below.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2017, and the first nine months of 2018, have been conducted primarily in Peru, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Realized foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2018 and 2017. Potentially dilutive shares related to outstanding options exercisable to acquire 4,025,228 shares of Solitario common stock for the three and nine months ended September 30, 2018 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive. Potentially dilutive shares related to outstanding options exercisable to acquire 1,928,428 shares of Solitario common stock for the three and nine months ended September 30, 2017 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

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

In January 2016 the FASB issued ASU 2016-01, “Financial Instruments – Overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities,” (“ASU 2016-01”). ASU 2016-01 revises the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Solitario adopted ASU 2016-01 in the first quarter of 2018. Solitario recorded a cumulative-effect adjustment for the change in accounting principle to accumulated deficit of $576,000 related to the adoption of ASU 2016-01. See Note 9, “Shareholders’ Equity and Accumulated Other Comprehensive Income,” below.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02”), which allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. Solitario is currently evaluating the impact of ASU 2018-02 but does not believe it will have a material effect on Solitario’s financial position or results of operations.

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

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Geologic and field expenses	$322	$74	$619	$195
Administrative	22	106	67	324
Total exploration costs	$344	$180	$686	$519

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

3.        Marketable Equity Securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the consolidated statement of operations. During the three and nine months ended September 30, 2018, Solitario recorded an unrealized loss on marketable equity securities of $74,000 and $737,000, respectively. During the three and nine months ended September 30, 2017, Solitario recorded an unrealized gain on marketable equity securities of $157,000 and $618,000, respectively.

On May 2, 2016, Solitario purchased 7,240,000 units of Vendetta for aggregate consideration of $289,000. Each unit included one common share of Vendetta and one Vendetta Warrant. The total purchase price for the units of $289,000 was allocated between the Vendetta common shares and the Vendetta Warrants based upon total fair values on the date of purchase. The Vendetta common shares were allocated a purchase cost of $186,000 and the Vendetta Warrants were allocated a purchase cost of $103,000. During the three and nine months ended September 30, 2017, Solitario sold 2,000,000 and 3,480,000 common shares of Vendetta, respectively, for cash proceeds of $407,000 and $666,000, respectively, that had a recorded cost of $50,000 and $88,000, respectively. In addition, during the three and nine months ended September 30, 2017 Solitario exercised 5,000,000 and 7,240,000 of the Vendetta Warrants, respectively, it held and received 5,000,000 and 7,240,000 Vendetta common shares, respectively, by paying $411,000 and $578,000, respectively, to Vendetta. As a result, as of September 30, 2017, Solitario no longer owned any Vendetta Warrants. The cost of the common shares received from the exercise of the Vendetta Warrants was recorded during the three and nine months ended September 30, 2017 based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $411,000 and $578,000, respectively, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value of $641,000 and $950,000, respectively, for a total value of $1,052,000 and $1,528,000, respectively. As a result of these transactions, Solitario owns 11,000,000 common shares of Vendetta and no Vendetta Warrants as of September 30, 2018 and December 31, 2017.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2018	December 31, 2017
Marketable equity at cost	$1,714	$1,714
Cumulative unrealized gain on marketable equity securities	192	929
Marketable equity securities at fair value	$1,906	$2,643

The following table represents changes, including sales, in marketable equity securities during the three and nine months ended September 30, 2018 and 2017:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of marketable equity securities sold	$—	$50	$—	$88
Realized gain on marketable equity securities sold	—	357	—	578
Proceeds from the sale of marketable equity securities sold	—	(407)	—	(666)
Purchase of marketable equity securities	—	1,052	—	1,528
Gross unrealized (loss) gain recorded in the statement of operations	(74)	157	(737)	618
Change in marketable equity securities at fair value	$(74)	$802	$(737)	$1,480

4.        Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31
	2018	2017
Furniture and fixtures, net of accumulated depreciation	$38	$31
Lik project equipment, net of accumulated depreciation	75	90
Exploration bonds and other assets	4	4
Total other assets	$117	$125

5.        Derivative Instruments

Vendetta Warrants

During the three and nine months ended September 30, 2017, Solitario exercised its remaining Vendetta Warrants, discussed above in Note 3, “Marketable Equity Securities.” As a result, as of September 30, 2017, Solitario owned no Vendetta Warrants. During the three and nine months ended September 30, 2017, Solitario recorded a (loss) / gain on derivative instruments of $(31,000) and $215,000, respectively, related to the Vendetta Warrants, prior to the date of their exercise. Solitario owned no Vendetta Warrants as of September 30, 2018.

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

Solitario recorded the following gain on derivative instruments:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Gain on Kinross calls	$—	$13	$—	$52
Gain on Vendetta Warrants	—	(31)	—	215
	$—	$(18)	$—	$267

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2018 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,906	$—	$—	$1,906
United States Treasury securities	9,662	—	—	9,662
Bank Certificates of Deposit	899	—	—	899

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

At September 30, 2018 and December 31, 2017, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2018 and 2017, Solitario recorded no deferred tax expense.

8.       Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). Under the terms of the 2013 Plan, a total of 1,750,000 shares of Solitario common stock were originally reserved for awards to directors, officers, employees and consultants. On June 29, 2017, Solitario shareholders approved an amendment to the 2013 Plan, which increased the number of shares of common stock available for issuance under the 2013 Plan from 1,750,000 to 5,750,000. Awards granted under the 2013 Plan may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.

As of September 30, 2018, and December 31, 2017, there were options outstanding that are exercisable to acquire an aggregate of 4,025,228 and 1,928,428 shares of Solitario common stock, respectively. These options have exercise prices between $0.62 per share and $1.96 per share. Of these, as of September 30, 2018, 1,425,228 options are Replacement Options granted in connection with the Acquisition. During the nine months ended September 30, 2018, 357,200 Replacement Options with an exercise price of $2.24 per share expired unexercised. During the nine months ended September 30, 2018, Solitario granted options exercisable to acquire 100,000 shares of common stock to a consultant, with an exercise price of $0.62 per share, having a term of eleven months and having a grant date fair value of $12,000 based upon a Black-Scholes model with a 66% volatility and a 1% risk-free interest rate. During the three months ended September 30, 2017, Solitario granted options to acquire 2,500,000 shares of common stock, including 2,300,000 Conditional Options (described below). During the nine months ended September 30, 2017, Solitario granted options to acquire a total of 4,282,428 shares of common stock, including 1,782,428 Replacement Options. There were no exercises of options under the 2013 Plan during the three and nine months ended September 30, 2018 and 2017. During the three and nine months ended September 30, 2018, Solitario recorded non-cash stock option compensation expense of $68,000 and $510,000, respectively. Solitario recorded $23,000 of non-cash stock option compensation expense during the three and nine months ended September 30, 2017.

On September 1, 2017, the Board of Directors granted, subject to shareholder approval at the next meeting of shareholders, 2,300,000 stock options under the 2013 Plan to officers and members of the Board of Directors (the “Conditional Options”). The Conditional Options were approved by Solitario’s shareholders at Solitario’s annual meeting on June 19, 2018. The Conditional Options have a five-year life, an exercise price of $0.77 per share, and a grant date fair value of $970,000, based upon a Black-Scholes model with a volatility of 64%, and a risk-free interest rate of 1.70%. The Conditional Options vest on the schedule of 25% on date of approval of the grant (June 19, 2018) and 25% on each of the next three anniversary dates of the date of grant (September 1, 2018, 2019 and 2020).

9.        Shareholders’ Equity and Accumulated Other Comprehensive Income

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	58,434,566	584	$69,312	$(40,343)	$576	$30,129
Cumulative-effect adjustment change in accounting principle	—	—	—	576	(576)	—
Adjusted balance January 1, 2018	58,434,566	584	69,312	(39,767)	—	30,129
Stock option expense	—	—	10	—	—	10
Purchase of shares for cancellation	(52,614)	—	(26)	—	—	(26)
Net loss	—	—	—	(1,004)	—	(1,004)
Balance at March 31, 2018	58,381,952	$584	69,296	(40,771)	$—	29,109
Stock option expense	—	—	432	—	—	432
Purchase of shares for cancellation	(92,586)	(1)	(38)	—	—	(39)
Net loss	—	—	—	(613)	—	(613)
Balance at June 30, 2018	58,289,366	$583	$69,690	$(41,384)	$—	$28,889
Stock option expense	—	—	68	—	—	68
Purchase of shares for cancellation	(28,000)	—	(10)	—	—	(10)
Net loss	—	—	—	(723)	—	(723)
Balance at September 30, 2018	58,261,366	$583	$69,748	$(42,107)	$—	$28,224

Solitario adopted ASU 2016-01 in the first quarter of 2018. Solitario recorded a cumulative-effect adjustment for the change in accounting principle to accumulated deficit of $576,000 on January 1, 2018 related to the adoption of ASU 2016-01. In addition, as a result of the adoption of ASU 2016-01, Solitario (i) eliminated its previously recorded gain on sale of marketable equity securities of $357,000 and $578,000, respectively, in its consolidated statement of operations for the three and nine months ended September 30, 2017, and (ii) eliminated its previously recorded income tax (expense) benefit of $(74,000) and $15,000, respectively, for the three and nine months ended September 30, 2017, which resulted in an adjusted unrealized gain on marketable equity securities of $157,000 and $618,000, respectively, for the three and nine months ended September 30, 2017. These changes decreased the net income to a net (loss) for the three months ended September 30, 2017 from $77,000 to $(49,000) and reduced the net loss for the nine months ended September 30, 2017 from $453,000 to $428,000. These changes as a result of the adoption of ASU 2016-01 were similarly reflected in the adjustments to net income and marketable equity securities in the statement of cash flows for the nine months ended September 30, 2017.

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2017, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2018. During the three months ended September 30, 2018 Solitario purchased 28,000 shares of Solitario common stock for an aggregate purchase price of $10,000. Solitario did not purchase any shares during the three months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, Solitario purchased 173,200 and 38,700 shares of Solitario common stock, respectively, for an aggregate purchase price of $75,000 and $28,000, respectively. As of September 30, 2018, Solitario has purchased a total of 841,000 shares for an aggregate purchase price of $423,000 under the share repurchase program since its inception.

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

(a) Business Overview and Summary

We are an exploration stage company under Industry Guide 7, as issued by the SEC with a focus of the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties and the evaluation of mineral properties for acquisition or purchase of royalty interests, we also evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

We have recorded revenue in the past from the sale of mineral properties, including the sale of our Yanacocha Royalty on April 26, 2018 for $502,000, and the sale of our interest in MH-LLC during 2015, and from joint venture property payments and the sale of a royalty on our former interest in the Mt. Hamilton property. Proceeds from the sale or joint venture of our properties, although significant, have not historically been a consistent source of cash or revenue and would occur, if at all, on an infrequent basis in the future. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

We currently consider our carried interest in our Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. We expect our joint venture partner will continue the exploration development and furtherance of the Florida Canyon project and we are monitoring progress at the Florida Canyon project. Through our 50% joint venture, Teck, we are conducting a joint 2018 exploration program at the Lik project. In addition, at September 30, 2018, we have one exploration property in Peru, and one non-producing royalty property in each of Brazil, United States and Mexico. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries of both South and North America.

As of September 30, 2018, we have significant balances of cash and short-term investments that we anticipate using, in part, to further the development of the Lik and Florida Canyon projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(b) Results of Operations

Comparison of the quarter ended September 30, 2018 to the quarter ended September 30, 2017

We had a net loss of $723,000 or $0.01 per basic and diluted share for the three months ended September 30, 2018 compared to a net loss of $49,000 or $0.00 per basic and diluted share for the three months ended September 30, 2017. As explained in more detail below, the primary reasons for the increase in the net loss in the three months ended September 30, 2018 compared to the net loss in the three months ended September 30, 2017 were (i) an increase in general and administrative expenses to $344,00 during the three months ended September 30, 2018 compared to general and administrative costs of $40,000 during the three months ended September 30, 2017; (ii) the recording of a non-cash unrealized loss on marketable equity securities of $74,000 during the three months ended September 30, 2018 compared to a non-cash unrealized gain on marketable equity securities of $157,000 during the three months ended September 30, 2017; and (iii) an increase in exploration expense to $344,000 during the three months ended September 30, 2018 compared to exploration expense of $180,000 in the three months ended September 30, 2017. These increases in the net loss during the three months ended September 30, 2018 were partially offset by (i) an increase in interest income to $46,000 during the three months ended September 30, 2018 compared to interest income of $38,000 during the three months ended September 30, 2017; and (ii) a reduction in the loss on derivative instruments to nil during the three months ended September 30, 2018 compared to a loss on derivative instruments of $18,000 during the three months ended September 30, 2017. The major components of these items are discussed in more detail below.

          Our net exploration expense increased to $344,000 during the three months ended September 30, 2018 compared to exploration expense of $180,000 during the three months ended September 30, 2017. We increased our direct exploration expenditures at our Lik project during 2018 compared to 2017, when we acquired an interest in the project as part of our acquisition of Zazu. We funded a portion of our joint exploration activities at our Lik project in Alaska, during the three and nine months ended September 30, 2018, which are being carried out by Teck, and there was no similar activity when we were evaluating the exploration potential of Lik during the three months ended September 30, 2017. In addition, during the three months ended September 30, 2018, we were focused on the planning of exploration activities with Nexa at our Florida Canyon project in Peru in anticipation of the 2018 exploration season in the second half of 2018. However, our planned exploration for 2018, including drilling at Florida Canyon, has been delayed for permitting and logistical reasons and is not expected to begin until the fourth quarter of 2018, and may be further delayed until the spring of 2019. Accordingly, we anticipate we will not incur the full amount of our planned exploration budget for the full year 2018 at Florida Canyon. Our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions were comparable during the three months ended September 30, 2018 and 2017. If exploration activities begin, including drilling at Florida Canyon, we anticipate a significant increase in our exploration activities and expense during the fourth quarter of 2018, pending permitting and weather conditions. However, it is possible these activities may be delayed until 2019. During the three months ended September 30, 2018 we had three contract geologists in Peru, and our Denver personnel spent a majority of their time on reconnaissance and exploration planning activities described above and related matters. We have budgeted additional exploration expenditures related to our Lik project and our Florida Canyon project during the remainder of 2018 and to the extent we acquire any new exploration projects, to expand those activities further. As a result, we expect our full-year exploration expenditures for 2018 to exceed the expenditures for full-year 2017.

Exploration expense (in thousands) by project for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2018	2017	2018	2017
Florida Canyon	$2	$33	$23	$121
Lik	208	25	233	25
La Promesa	5	3	57	19
Reconnaissance	129	119	373	354
Total exploration expense	$344	$180	$686	$519

General and administrative costs, excluding stock option compensation costs, discussed below, were $276,000 during the three months ended September 30, 2018 compared to $17,000 during the three months ended September 30, 2017. The major components of these costs were related to (i) salaries and benefit expense of $155,000 during the three months ended September 30, 2018 compared to salary and benefit costs of $161,000 during the three months ended September 30, 2017; (ii) legal and accounting expenditures of $17,000 during the three months ended September 30, 2018 compared to a net credit of $224,000 to legal and accounting costs related to previously expensed expenditures for the Acquisition, which were capitalized as part of the Acquisition purchase price upon the adoption of ASU 2017-01 during the three months ended September 30, 2017, see Note 1, “Recent Developments,” above; (iii) office rent and expenses of $22,000 during the three months ended September 30, 2018, compared to $28,000 during the three months ended September 30, 2017; (iv) director and officer insurance costs of $15,000 during the three months ended September 30, 2018 compared to director and officer insurance costs of $14,000 during the three months ended September 30, 2017; and (v) travel and shareholder relation costs of $67,000 during the three months ended September 30, 2018, compared to $39,000 during the three months ended September 30, 2017. We anticipate the general and administrative costs will be incurred at comparable quarterly amounts for the remainder of 2018.

We recorded $68,000 of stock option expense during the three months ended September 30, 2018 compared to $23,000 of non-cash stock option expense during the three months ended September 30, 2017 with the increase in expense during the three months ended September 30, 2018 related to the amortization of the grant-date fair value of the Conditional Options which were approved by our shareholders during the second quarter of 2018, as discussed in Note 8, “Employee Stock Compensation Plans,” to the unaudited condensed consolidated financial statements, above.

We recorded an unrealized loss on marketable equity securities of $74,000 during the three months ended September 30, 2018 compared to an unrealized gain on marketable equity securities of $157,000 during the three months ended September 30, 2017. The loss during the three months ended September 30, 2018 was primarily related to a decrease in the value of our holdings of 100,000 shares of Kinross common stock which decreased from a fair value of $376,000 at June 30, 2018 to a fair value of $275,000 at September 30, 2018 based on quoted market prices. We adopted ASU 2016-01 in the first quarter of 2018. We recorded a cumulative-effect adjustment for the change in accounting principle to accumulated deficit of $576,000 related to the adoption of ASU 2016-01. In addition, as a result of the adoption of ASU 2016-01, we (i) eliminated our previously recorded gain on sale of marketable equity securities of $357,000 and $578,000, respectively, in our consolidated statement of operations for the three and nine months ended September 30, 2017, and (ii) eliminated our previously recorded income tax (expense) / benefit of $(74,000) and $15,000, respectively, for the three and nine months ended September 30, 2017, which resulted in an adjusted unrealized gain on marketable equity securities of $157,000 and $618,000, respectively, for the three and nine months ended September 30, 2017. See Note 9, “Shareholders’ Equity and Other Comprehensive Income” to the unaudited condensed consolidated financial statements, above.

We recorded a loss on derivative instruments of $18,000, during the three months ended September 30, 2017, with no similar item during the three months ended September 30, 2018. The loss during the three months ended September 30, 2017 was primarily related to a $31,000 loss on our Vendetta Warrants primarily as a result of a decrease in the price of Vendetta common shares as quoted on the TSX Venture Exchange during the three months ended September 30, 2017, which negatively affected the fair value of the Vendetta Warrants based upon a Black-Scholes model. In addition, during the three months ended September 30, 2017 we recorded a gain on derivative instruments related to the change in value of Kinross covered calls of $13,000 during the three months ended September 30, 2017 related to changes in the value of Kinross calls owned during the three months ended September 30, 2017. At September 30, 2018 we no longer own any Vendetta Warrants nor any Kinross calls, and we do not manage or control our derivative instruments for gain or loss and we do not anticipate significant income or loss as a result of changes in the value of derivative instruments during the remainder of 2018.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and nine months ended September 30, 2018 and 2017, we recorded no property impairments.

At September 30, 2018 and 2017, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three and nine months ended September 30, 2018 or 2017. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2018. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

We had a net loss of $2,340,000 or $0.04 per basic and diluted share for the nine months ended September 30, 2018 compared to a net loss of $428,000 or $0.01 per basic and diluted share for the nine months ended September 30, 2017. As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in general and administrative costs to $1,509,000 during the nine months ended September 30, 2018, including $510,000 of non-cash stock option compensation expense, compared to $900,000 of general and administrative costs, including $23,000 of non-cash stock option expense, during the nine months ended September 30, 2017; (ii) an unrealized loss on marketable equity securities of $737,000 during the nine months ended September 30, 2018 compared to an unrealized gain on marketable equity securities of $618,000 during the nine months ended September 30, 2017; (iii) an increase in exploration expense to $686,000 during the nine months ended September 30, 2018 compared to exploration expense of $519,000 during the nine months ended September 30, 2017; (iv) a reduction in the gain on derivative instruments to nil during the nine months ended September 30, 2018 compared to a gain on derivative instruments of $267,000 during the nine months ended September 30, 2017; and (v) a decrease in interest income to $109,000 during the nine months ended September 30, 2018 compared to interest income of $114,000 during the nine months ended September 30, 2017. These causes of the increase in our net loss were partially offset by the recording of mineral property sale revenue of $502,000 from the sale of the Yanacocha Royalty during the nine months ended September 30, 2018, with no similar revenue amount during the nine months ended September 30, 2017. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $686,000 during the nine months ended September 30, 2018 compared to $519,000 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018 we contributed to the planned 2018 exploration work on our Lik project, which we acquired during 2017, for which Teck is the operator. In addition, we increased reconnaissance of new projects during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and we were working with the local community on our La Promesa project in Peru to obtain approvals for drilling permits which increased our exploration costs during the first nine months of 2018 compared to the nine months ended September 30, 2017. Partially offsetting these increased costs during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of delays in advancing our planned 2018 exploration program at our Florida Canyon project in Peru, which is being operated by our joint-venture partner Nexa.

General and administrative costs, excluding stock option compensation costs discussed below, were $999,000 during the nine months September 30, 2018 compared to $877,000 during the nine months ended September 30, 2017. The major components of the costs were (i) salaries and benefit expense during the nine months ended September 30, 2018 of $475,000 compared to salaries and benefit expense of $477,000 in the same period of 2017; (ii) legal and accounting expenditures of $144,000 in the nine months ended September 30, 2018, compared to $109,000 during the nine months ended September 30, 2017; (iii) other costs of $69,000 during the nine months ended September 30, 2018 compared to $75,000 in the same period of 2017; (iv) director and officer insurance cost of $45,000 during the nine months ended September 30, 2018 compared to $41,000 of director and officer insurance cost of $41,000 during the same period of 2017; and (v) travel and shareholder relation costs of $266,000 during the nine months ended September 30, 2018 compared to $175,000 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, Solitario recorded $510,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital, compared to $23,000 during the nine months ended September 30, 2017, as discussed above.

We recorded an unrealized loss on marketable equity securities of $737,000 during the nine months ended September 30, 2018 compared to an unrealized gain on marketable equity securities of $618,000 during the nine months ended September 30, 2017. The non-cash unrealized loss during the nine months ended September 30, 2018 was primarily related to a decrease in the value of our holdings of 11,000,000 shares of Vendetta common stock which decreased from a fair value of $2,191,000 at December 31, 2017 to a fair value of $1,617,000 at September 30, 2018 based on quoted market prices. During the nine months ended September 30, 2017 the fair value of our holdings of Vendetta marketable equity securities increased from a fair value of $1,021,000 at December 31, 2016 to a fair value of $2,382,000 at September 30, 2017, which, included the addition of the cost basis in 7,240,000 Vendetta shares during the nine months ended September 30, 2017, as discussed above in Note 3, “Marketable Equity Securities,” to the unaudited condensed consolidated financial statements. The increase in the value of our Vendetta shares, excluding the additional cost basis, when aggregated with non-cash unrealized losses from holdings of other marketable equity securities, accounted for the non-cash unrealized gain of $618,000 during the nine months ended September 30, 2017. We may look to reduce our holdings of marketable equity securities as a source of cash flow over the next year, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities.

During the nine months ended September 30, 2018 our interest income on short-term investments decreased to $109,000 compared to interest income of $114,000 for the nine months ended September 30, 2017 primarily as a result of a lower invested balance in short-term investments during the first nine months of 2018 compared to 2017, which was partially offset by a slightly increased average interest rate received on USTS invested during 2018. We anticipate as we utilize our invested funds for exploration and general and administrative costs during the next year, our interest income during the fourth quarter of 2018 will be reduced compared to the third quarter of 2018.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2018, we have $10,743,000 in cash and short-term investments. As of September 30, 2018, we have invested $9,662,000 of our current assets in USTS with maturities ranging from 15 days to 22 months. The USTS are recorded at their fair value, based upon quoted market prices. As of September 30, 2018, we have invested $499,000 in separate CDs with maximum values of $250,000, each of which is covered by FDIC insurance to the full-face value of the CDs. At September 30, 2018, the CDs have maturities of 6 months. The CDs are recorded at their fair value, based upon quoted market prices. At September 30, 2018 we have $400,000 in an interest-bearing United States Dollar savings account with a Peruvian bank. We anticipate we will roll over that portion of our USTS and CDs not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2018.

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

Investment in Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2018 we own 11,000,000 shares of Vendetta common stock and 100,000 shares of Kinross common stock. The Vendetta shares are recorded at their fair market value of $1,617,000 and the Kinross shares are recorded at their fair value of $275,000 at September 30, 2018. In addition, we own other marketable equity securities with a fair market value of $14,000 at September 30, 2018. We did not sell any of our marketable equity securities during the three and nine months ended September 30, 2018. During the nine months ended September 30, 2017, we sold 3,480,000 common shares of Vendetta for proceeds of $666,000, and we exercised 7,240,000 of our Vendetta Warrants and received 7,240,000 Vendetta common shares, by paying $578,000 to Vendetta. The cost of the shares received from the exercise of the Vendetta Warrants was recorded based upon the total of the (i) exercise price of the Vendetta Warrants exercised, $578,000, and (ii) the fair value of the Vendetta Warrants on the date of exercise, which equaled their intrinsic value, $950,000, for a total value of $1,528,000.

Working Capital

We had working capital of $12,575,000 at September 30, 2018 compared to working capital of $14,472,000 as of December 31, 2017. Our working capital at September 30, 2018 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, and our investment in marketable equity securities of $1,906,000, less our accounts payable of $134,000. As of September 30, 2018, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of September 30, 2018, and December 31, 2017 there were options outstanding that are exercisable to acquire 4,025,228 and 1,982,428 shares of Solitario common stock, respectively, with exercise prices between $0.62 per share and $1.96 per share. During the nine months ended September 30, 2018, 2,300,000 Conditional Options, granted on September 1, 2017, subject to shareholder approval, were approved, and are included in our outstanding options. Included in the outstanding options at September 30, 2018 we have options outstanding for 1,425,228 shares from Replacement Options granted in connection with the Acquisition. See additional discussion of our stock-based compensation plan in Note 8, “Employee Stock Compensation Plans” to our condensed consolidated financial statements above. We do not anticipate the exercise of any options during the remainder of 2018.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2017, our Board of Directors extended the term of the share repurchase program until December 31, 2018. All shares purchased to date have reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of September 30, 2018, Solitario has purchased a total of 841,000 shares for an aggregate purchase price of $423,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during the remainder of 2018 as determined by management.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2018 decreased to $1,014,000 compared to $1,308,000 for the nine months ended September 30, 2017 primarily as a result of the sale of our Yanacocha Royalty for $502,000 in cash. This reduction in the use of cash was partially offset by (i) an increase in general and administrative expense, excluding non-cash option compensation expense, to $999,000 during the nine months ended September 30, 2018 compared to $877,000 during the nine months ended September 30, 2017; (ii) an increase in exploration expenses to $686,000 during the nine months ended September 30, 2018 compared to $519,000 during the nine months ended September 30, 2017; and (iii) a decrease in interest income during the nine months ended September 30, 2018 to $109,000 compared to $114,000 during the nine months ended September 30, 2017. Based upon projected expenditures in our 2018 budget, we anticipate continued use of funds from operations through the remainder of 2018, primarily for exploration related to our Florida Canyon project, our Lik project and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the nine months ended September 30, 2018, we provided $1,057,000 in cash from investing activities compared to the provision of $1,478,000 of cash from investing activities during the nine months ended September 30, 2017. The primary sources of cash related to (i) the net proceeds from short-term investment sales and purchases of $1,068,000 and $3,254,000, respectively, during the nine months ended September 30, 2018 and 2017; (ii) the provision of $1,500,000 to Zazu in the form of a convertible debenture prior to and in anticipation of the Acquisition during the nine months ended September 30, 2017; (iii) the use of $417,000 in net cash for the Acquisition, consisting of $899,000 of transaction costs, and $491,000 of acquired accounts payable, less $974,000 of cash acquired. See Note 1, under “Recent Developments” to the 2017 audited financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2017 filed with the SEC. In addition, we sold shares of Vendetta for proceeds of $666,000 during the nine months ended September 30, 2017 and purchased 7,240,000 shares of Vendetta through the exercise of Vendetta Warrants for $578,000 during the nine months ended September 30, 2017, with no similar Vendetta transactions during the nine months ended September 30, 2018. We also sold Kinross calls for proceeds of $55,000 during the nine months ended September 30, 2017, with no similar sale during the nine months ended September 30, 2018. During the nine months ended September 30, 2018 we purchased $11,000 of office equipment. We do not anticipate significant sales of marketable equity securities during the remainder of 2018, however we will continue to liquidate a portion of our investments in USTS and CDs as needed to fund our operations and or potential mineral property acquisitions during the remainder of 2018. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2018, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We used $75,000 and $28,000, respectively, for the purchase of our common stock during the nine months ended September 30, 2018 and 2017, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2018, however, this will be limited to the maximum number of shares permissible under the share repurchase program.

(e) Off-balance sheet arrangements

As of September 30, 2018, and December 31, 2017 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2018. As of September 30, 2018, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(g) Discontinued Projects

With the exception of the sale of the Yanacocha Royalty, discussed above, we had no discontinued projects and did not record any mineral property write-downs during the three and nine months ended September 30, 2018 and 2017.

(h) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 30, 2018, Solitario adopted ASU 2016-01. Solitario recorded a cumulative effect of the change in accounting principle to accumulated deficit of $576,000 related to the adoption of ASU 2016-01. See Note 9, “Shareholders’ Equity and Accumulated Other Comprehensive Income” to the unaudited consolidated financial statements, for a discussion of ASU 2016-01.

(i) Related Party Transactions

As of September 30, 2018, and for the three and nine months ended September 30, 2018, we have no related party transactions or balances.

(j) Subsequent events

As of the date of this report, there were no events that would have had a material effect to the reported financial position as of September 30, 2018 on our financial position or the results of operations for the three and nine months ended September 30, 2018.

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

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our interest in the Lik project acquired in the Acquisition;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta and Kinross;
•	Our expectations regarding development and exploration of our properties, including those projects subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended September 30, 2018.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018- July 31, 2018	2,222	$0.40	2,222	1,184,778
August 1, 2018 – August 31, 2018	14,678	$0.37	14,678	1,170,100
September 1, 2018 – September 30, 2018	11,100	$0.36	11,100	1,159,000
(1)	As of September 30, 2018, we have purchased a total of 841,000 shares for an aggregate purchase price of $423,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

November 2, 2018 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (Solitario Exploration & Royalty Corp.) (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith