Form 10-Q
period 2019-03-31
SOLITARIO ZINC CORP.
filed 2019-05-08
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number.   001-39278

SOLITARIO ZINC CORP.

(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization);
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

 There were 58,142,866 shares of $0.01 par value common stock outstanding as of May 6, 2019.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$538	$117
Short-term investments	9,595	10,223
Investments in marketable equity securities, at fair value	1,259	1,585
Prepaid expenses and other	436	211
Total current assets	11,828	12,136

Mineral properties	15,617	15,657
Other assets	176	110
Total assets	$27,621	$27,903

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$692	$688
Operating lease liability	38	—
Total current liabilities	730	688

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	38	—
Total long-term liabilities	163	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (58,143,566 and 58,171,466 shares, respectively, issued and outstanding at March 31, 2019 and December 31, 2018)	582	582
Additional paid-in capital	69,952	69,873
Accumulated deficit	(43,806)	(43,365)
Total shareholders’ equity	26,728	27,090
Total liabilities and shareholders’ equity	$27,621	$27,903

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2019	2018
Revenue, net – mineral property sale	$408	$—

Costs, expenses and other:
Exploration expense	$163	$180
Depreciation	7	6
General and administrative	425	403
Total costs, expenses and other	595	589
Other (loss) income
Interest income (net)	72	26
Unrealized (loss) on marketable equity securities	(326)	(441)
Total other loss	(254)	(415)
Net loss	$(441)	$(1,004)
Loss per common share:
Basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	58,158	58,444

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(441)	$(1,004)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7	6
Non-cash office lease expense	10	—
Unrealized loss of marketable equity securities	326	441
Employee stock option expense	88	10
Changes in operating assets and liabilities:
Prepaid expenses and other assets	64	32
Note receivable, net of mineral property sold	(223)	—
Accounts payable and other current liabilities	(3)	24
Net cash used in operating activities	(172)	(491)
Investing activities:
Sale of short-term investments, net	602	408
Purchase of other assets	—	(8)
Net cash provided by investing activities	602	400
Financing activities:
Purchase of common stock for cancellation	(9)	(26)
Net cash used in financing activities	(9)	(26)

Net increase (decrease) in cash and cash equivalents	421	(117)
Cash and cash equivalents, beginning of period	117	214
Cash and cash equivalents, end of period	$538	$97

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of zinc-related exploration mineral properties, however Solitario will evaluate and acquire other base and precious metal mineral exploration properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral property, including the sale of certain mineral royalty properties in January 2019, discussed below, the sale in June 2018 of its interest in the royalty on the Yanacocha property. In addition, Solitario has received proceeds from the sale in 2015 of its former interest in Mount Hamilton LLC (“MH-LLC”) the owner of its former Mt. Hamilton project, and joint venture property payments and the sale of a royalty on its former Mt. Hamilton project. Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project and its interest in the Lik project to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is expected to continue the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), in the Lik deposit to further the exploration and evaluate potential development plans for the Lik project.

As of March 31, 2019, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the exploration of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2019 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2019.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Recent Developments

Royalty sale

On January 22, 2019, Solitario completed the sale of its interest in certain royalties to SilverStream SEZC (“SilverStream”), a private Cayman Island royalty and streaming company for Cdn$600,000 (the “Royalty Sale”). The Royalty Sale covered (i) a royalty on the formerly Solitario-owned 125,000-acre polymetallic Pedra Branca palladium, platinum, gold, nickel, cobalt and chrome project in Brazil, (ii) a royalty covering 3,880-acres of non-producing exploration properties in Mexico, and (iii) a purchase option on 11 separate non-producing properties covering over 16,500 acres in Montana. On closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream for Cdn$350,000 (the “SilverStream Note”). The SilverStream Note is due December 31, 2019, pays 5% per annum simple interest quarterly, and is convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. SilverStream may only provide a notice of conversion if SilverStream has completed an initial public offering during the term of the SilverStream Note for minimum proceeds of Cdn$5,000,000. Per the terms of the SilverStream Note, if converted, Solitario would receive common shares converted at 85% of the weighted average quoted price of a share of SilverStream common stock for the most recent 10-day period prior to the notice of conversion. During the three months ended March 31, 2019, Solitario recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000. As of March 31, 2019, the approximate fair value of the SilverStream Note was $262,000, based upon the current US Dollar / Canadian Dollar exchange rate, and Solitario recorded a charge to exchange gain and loss of $1,000, included in general and administrative expense during the three months ended March 31, 2019.

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

Solitario has recognized revenue during the three months ended March 31, 2019 of $408,000 related to the Royalty Sale, discussed above in accordance with Accounting Standards Codification (“ASC”) 606. In addition, Solitario recorded revenue during the second quarter of 2018 for the first time in more than five years of $502,000 from the sale of its Yanacocha exploration mineral property. Solitario expects any property sales in the future to also be on an infrequent basis. Prior to the sale of its Yanacocha exploration mineral property, the last proceeds from joint venture property payments was in 2015 and Solitario does not expect to record joint venture property payments on any of its currently held properties for the foreseeable future. Historically, Solitario’s revenues have been infrequent and significant individual transactions and have only been from sales to well known or vetted mining companies. Solitario has never had a return on any of its sales recorded as revenue in its history and does not anticipate it will recognize any estimated returns on its current or future recorded revenues.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2019, $516,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of March 31, 2019, Solitario has $9,277,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 20 months. The USTS are recorded at their fair value, based upon quoted market prices and are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Leases

Solitario accounts for its leases in accordance with ASC 842, Leases (“ASC 842”) by recognizing right-of-use assets and lease liabilities on the condensed consolidated balance sheet and disclosing key information about lease arrangements. Solitario has elected the practical expedient option to use January 1, 2019, the effective date of adoption of ASC 842, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classification. In addition, Solitario has elected the option not to apply the recognition of assets and liabilities provisions of ASC 842 to operating leases of less than one year. See Note 4 “Operating Leases” for more information and disclosures regarding Solitario’s leases.

Derivative instruments

Solitario accounts for its derivative instruments in accordance ASC 815. Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments.

Fair value

ASC 820 established a framework for measuring fair value of financial instruments and required disclosures about fair value measurements. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS and CDs, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 6, “Fair Value,” below.

Marketable equity securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the board of directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded as unrealized gain or loss in the statement of operations.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2018 and the first quarter of 2019 have been conducted primarily in Peru, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Realized foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2019 and 2018. Potentially dilutive shares related to outstanding common stock options of 4,373,000 and 2,082,428, respectively, for Solitario common shares for the three months ended March 31, 2019 and 2018 were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

Recent accounting pronouncements

On January 1, 2019, Solitario adopted Accounting Standards Update No. 2016-02 Leases (“ASU 2016-02”) which requires the application of ASC 842 and the recognition of right-of-use assets and related liabilities associated with all leases that are not short-term in nature. As a result of the adoption of ASU 2016-02 on January 1, 2019, Solitario recorded both an operating lease asset for our Wheat Ridge Colorado office of $82,000 and an operating lease liability of $82,000 related to the same lease. The adoption of ASU 2016-02 did not require the recording of any other assets or liabilities on our condensed consolidated balance sheets and had an immaterial effect on Solitario’s condensed consolidated statement of operations and its condensed consolidated statement of cash flows for the three months ended March 31, 2019. Solitario has elected the practical expedient option to use January 1, 2019, the effective date of adoption, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classification. See Note 4 “Operating Leases” for more information and disclosures regarding Solitario’s leases.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,
	2019	2018
Exploration
Lik project (Alaska – US)	$15,611	$15,611
La Promesa (Peru)	6	6
Montana Royalty property (US)	—	40
Total exploration mineral property	$15,617	$15,657

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Royalty sale

On January 22, 2019, Solitario completed the Royalty Sale, discussed above under “Recent Developments” to SilverStream for Cdn$600,000. On closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and the SilverStream Note for Cdn$350,000, with a maturity date of December 31, 2019. During the three months ended March 31, 2019, Solitario recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2019	2018
Geologic and field expenses	$147	$24
Administrative	16	156
Total exploration costs	$163	$180

Asset Retirement Obligation

In connection with the acquisition of the Lik project in 2017, Solitario recorded an asset retirement obligation of $125,000 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by the permitting bond required by the State of Alaska, for which Solitario has purchased a reclamation bond insurance policy in the event Solitario or its 50% partner, Teck, do not complete required reclamation.

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

3.        Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the condensed consolidated statement of operations. During the three months ended March 31, 2019, Solitario recorded an unrealized loss on marketable equity securities of $326,000. During the three months ended March 31, 2018, Solitario recorded an unrealized loss on marketable equity securities of $441,000.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2019	December 31, 2018
Marketable equity securities at cost	$1,714	$1,714
Cumulative unrealized loss on marketable equity securities	(455)	(129)
Marketable equity securities at fair value	$1,259	$1,585

The following table represents changes, including sales, in marketable equity securities during the three months ended March 31, 2019 and 2018:

(in thousands)	Three months ended March 31,
	2019	2018
Gross (loss) recorded in the statement of operations	$(326)	$(441)
Change in marketable equity securities at fair value	$(326)	$(441)

Solitario did not sell any marketable equity securities during the three months ended March 31, 2019 or 2018 and the change in the fair value of marketable equity securities was related entirely to the unrealized loss on marketable equity securities related to their fair values based upon quoted market prices for the marketable equity securities held by Solitario during the periods.

4.        Leases

Solitario adopted ASU 2016-02 effective January 1, 2019 and accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a term of 23 months at March 31, 2019, with no renewal option. At March 31, 2019, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability separated between current and non-current office lease liabilities in the condensed consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three months ended March 31, 2019, Solitario recognized $10,000 of non-cash lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $7,000 were made on the WR Lease during the three months ended March 31, 2019 and this amount, less $1,000 of imputed interest, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2019:

(in thousands)

2019	$ 31
2020	42
2021	7
Total lease payments	80
Less amount of payments representing interest	(4)
Present value of lease payments	$ 76

Supplemental cash flow information related to our operating lease was as follows for the period ended March 31, 2019:

(in thousands)	Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$7
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$82

5        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31
	2019	2018
Furniture and fixtures, net of accumulated depreciation	$34	$36
Lik project equipment, net of accumulated depreciation	65	70
Exploration bonds and other assets	4	4
Office lease asset	73	—
Total other assets	$176	$110

6.        Fair Value

Solitario accounts for its financial instruments under ASC 820. For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in USTS, and marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. During the three months ended March 31, 2019 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$9,595	$—	$—	$9,595
Marketable equity securities	1,259	—	—	1,259

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

At March 31, 2019 and December 31, 2018, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2019 and 2018, Solitario recorded no deferred tax expense.

8.       Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

In August of 2018, Solitario agreed to fund a portion of a 2018 – 2019 drilling program at the Florida Canyon project. Per the agreement, Solitario will fund up to $1,580,000 of a planned 41-hole 17,000-meter drilling program to be conducted through December 31, 2019 (the “Drilling Program”). Upon Nexa completing the first 1,700 meters of the Drilling Program, Solitario will pay Nexa $527,000, upon completion of the next 1,700 meters (3,400 meters total) of the Drilling Program, Solitario will pay Nexa $527,000, and upon completion of the next 1,700 meters (5,100 meters total) of the Drilling Program, Solitario will pay Nexa the balance remaining on its $1,580,000 funding commitment, or $526,000. Solitario has no obligation to pay Nexa prior to the attainment of the separate 1,700-meter thresholds. The funding commitments are in the form of an advance on Solitario’s commitment to fund 30% of any future development of Florida Canyon under the existing joint venture agreement with Nexa. Accordingly, in the event Florida Canyon is developed, which cannot be assured at this time, any funds paid to Nexa under this agreement, will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay loans from Nexa for future development costs at the Florida Canyon project. During 2018, Nexa completed four holes and a total of 2,203 meters under the Drilling Program and Solitario recorded a charge to exploration expense of $527,000. As of March 31, 2019, Solitario has recorded an account payable to Nexa of $527,000, which was paid in April 2019. Should Nexa complete the remaining 2,897 meters (5,100 meters less the completed 2,203 meters) during the remainder of 2019, Solitario will be obligated to pay Nexa $1,053,000 during 2019.

9.       Employee Stock Compensation Plans

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

As of March 31, 2019, and December 31, 2018 there were options outstanding that are exercisable to acquire 4,373,000 and 5,223,160 shares, respectively, of Solitario common stock, with option prices between $0.28 and $0.77 per share. During the three months ended March 31, 2019, Solitario granted options exercisable into 150,000 shares of common stock, with an exercise price of $0.28 per share, a five-year term, and a grant date fair value of $23,000 based upon a Black-Scholes model, with a 64% volatility and a 2.4% risk-free interest rate. In addition, during the three months ended March 31, 2019, options exercisable into 1,000,160 shares of common stock, with exercise prices between $1.68 and $0.70 per share, expired unexercised. During the three months ended March 31, 2018, Solitario granted options exercisable into 100,000 shares to a consultant, with an exercise price of $0.62 per share, a seven-month term and a grant date fair value of $12,000 based upon a Black-Scholes model with a 66% volatility and a 1% risk-free interest rate. There were no exercises of options under the 2013 Plan during the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, Solitario recorded stock option compensation expense of $88,000 and $10,000. At March 31, 2019, the total unrecognized stock option compensation cost related to non-vested options is $572,000 and is expected to be recognized over a weighted average period of 22 months.

10.        Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2018:

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

Solitario adopted ASU No. 2016-01 in the first quarter of 2018. ASU No. 2016-01 revised the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. Solitario recorded a cumulative-effect adjustment for the change in accounting principle to retained earnings of $576,000 related to the adoption of ASU 2016-01.

Shareholders’ Equity for the three months ended March 31, 2019:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	58,171,466	582	$69,873	$(43,365)	$27,090
Stock option expense	—	—	88	—	88
Purchase of shares for cancellation	(27,900)	—	(9)	—	(9)
Net loss	—	—	—	(441)	(441)
Balance at March 31, 2019	58,143,566	$582	$69,952	$(43,806)	$26,728

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2018, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2019. During the three months ended March 31, 2019 and 2018, Solitario purchased 27,900 and 52,614 shares of Solitario common stock, respectively, for an aggregate purchase price of $9,000 and $26,000, respectively. As of March 31, 2019, Solitario has purchased a total of 958,800 shares for an aggregate purchase price of $458,000 under the share repurchase program since its inception.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2018 and 2017, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2018. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company at March 31, 2019 under Industry Guide 7, as issued by the SEC. We were incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, we became a publicly traded company on the Toronto Stock Exchange (the "TSX") through our initial public offering. We have been actively involved in mineral exploration since 1993. Our primary business is to acquire exploration mineral properties and/or discover economic deposits on our mineral properties and advance these deposits, either on our own or through joint ventures, up to the development stage (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own, or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property. We are primarily focused on the acquisition and exploration of zinc-related exploration mineral properties. However, we will evaluate and acquire other base and precious metal mineral exploration properties. In addition to focusing on our current assets and the evaluation of mineral properties for acquisition, we also evaluate potential strategic corporate transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations we determine to be favorable to Solitario.

Our geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. Our exploration properties may be developed in the future by us or through a joint venture, although we have never developed a mineral property. At March 31, 2019, we consider our carried interest in the Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, at March 31, 2019, we have one exploration property in Peru. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries of both South and North America.

We have recorded revenue in the past from the sale of mineral property, including the Royalty Sale of certain mineral royalty properties in January 2019, discussed above, and the sale in June 2018 of our interest in the royalty on the Yanacocha property. In addition, we have received proceeds from the sale in 2015 of our former interest in MH-LLC the owner of our former Mt. Hamilton project, and joint venture property payments and the sale of a royalty on our former Mt. Hamilton project. Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate that the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

As of March 31, 2019, we have significant balances of cash and short-term investments that we anticipate using, in part, to further the development of the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(b) Results of Operations

Comparison of the quarter ended March 31, 2019 to the quarter ended March 31, 2018

We had a net loss of $441,000 or $0.01 per basic and diluted share for the three months ended March 31, 2019 compared to a net loss of $1,004,000 or $0.02 per basic and diluted share for the three months ended March 31, 2018. As explained in more detail below, the primary reasons for the decrease in the net loss in the three months ended March 31, 2019 compared to the loss in the first three months of 2018 were (i) the Royalty Sale revenue, net, of $408,000 during the three months ended March 31, 2019 with no similar mineral property revenue during the three months ended March 31, 2018; (ii) a reduction in the non-cash loss on unrealized loss on marketable equity securities to $326,000 during the three months ended March 31, 2019 compared to a non-cash unrealized loss on marketable equity securities of $441,000 during the three months ended March 31, 2018; (iii) a decrease in exploration expense to $163,000 during the three months ended March 31, 2019 compared to exploration expense of $180,000 during the three months ended March 31, 2018; and (iv) an increase in interest income to $72,000 during the three months ended March 31, 2019 compared to interest income of $26,000 during the three months ended March 31, 2018. Partially offsetting the above items which decreased the loss were (i) an increase in depreciation during the three months ended March 31, 2019 to $7,000 compared to depreciation and amortization of $6,000 during the three months ended March 31, 2018; and (ii) an increase in general and administrative expenses to $425,000 during the three months ended March 31, 2019 compared to general and administrative costs of $403,000 during the three months ended March 31, 2018. Each of the major components of these items is discussed in more detail below.

          During the three months ended March 31, 2019, we completed the Royalty Sale, discussed above under “Recent Developments,” and recorded net revenues of $408,000. We received $185,000 in cash and the SilverStream Note for $263,000, less our capitalized cost of $40,000 for the royalties sold. There were no similar items during the three months ended March 31, 2018.

Our net exploration expense decreased to $163,000 during the three months ended March 31, 2019 compared to exploration expense of $180,000 during the three months ended March 31, 2018. During the three months ended March 31, 2019, we (i) decreased our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions and (ii) decreased our activities at Florida Canyon compared to the three months ended March 31, 2018. During the three months ended March 31, 2019 we had three contract geologists in Peru, and our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We anticipate Nexa will begin the 2019 exploration program at our Florida Canyon project during the second quarter of 2019, as discussed above in Note 8, “Contingencies and Commitments.” Should Nexa complete the drilling program as budgeted, we anticipate we will record $1,053,000 in exploration expense at Florida Canyon for 2019. In addition, we have budgeted approximately $178,000 for our share of exploration at our Lik project in Alaska for the full year of 2019, which the bulk of those expenses are planned for the third and fourth quarter of 2019. As a result, we expect our full-year exploration expenditures for 2019 to exceed the expenditures for full-year 2018.

Exploration expense (in thousands) by project for the three months ended March 31, 2019 and 2018 consisted of the following:

	March 31,	March 31,
Project Name	2019	2018
Florida Canyon	$—	$14
Lik	19	15
La Promesa	24	29
Reconnaissance	120	122
Total exploration expense	$163	$180

General and administrative costs, excluding stock option compensation costs, discussed below, were $337,000 during the three months ended March 31, 2019 compared to $393,000 during the three months ended March 31, 2018. The major components of these costs were related to (i) salaries and benefit expense of $108,000 during the first three months of 2019 compared to salary and benefit costs of $158,000 during the three months ended March 31, 2018, as we have reduced staff and taken salary reductions during 2019; (ii) legal and accounting expenditures of $53,000 in the first three months of 2019 compared to $41,000 in the first three months of 2018; (iii) office rent and expenses of $43,000 during the three months ended March 31, 2019, compared to $40,000 during the three months ended March 31, 2018; and (iv) travel and shareholder relation costs of $133,000 during the first three months of 2019 compared to $154,000 during the three months ended March 31, 2018 as we reduced our outside investor relations efforts during the first three months of 2019 compared to the first three months of 2018. We anticipate the general and administrative costs will be incurred at comparable quarterly amounts for the remainder of 2019.

We recorded $88,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2019 compared to $10,000 of stock option compensation expense during the three months ended March 31, 2018. The increase was related to vesting on additional stock options being outstanding during the three months ended March 31, 2019 compared to the first quarter of 2018. See Note 9, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense. We anticipate our stock option expense related to vesting of grant date fair value will be comparable to the first quarter during the remainder of 2019.

We recorded an unrealized loss on marketable equity securities of $326,000 during the three months ended March 31, 2019 compared to an unrealized loss on marketable equity securities of $441,000 during the three months ended March 31, 2018. The loss during the three months ended March 31, 2019 was primarily related to a decrease in the value of our holdings of 11,000,000 shares of Vendetta common stock which decreased from a fair value of $1,249,000 at December 31, 2018 to a fair value of $906,000 at March 31, 2019 based on quoted market prices.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2019 and 2018, we recorded no property impairments.

At March 31, 2019 and 2018, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2019 or 2018. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2019. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2019, we have $11,392,000 in cash and short-term investments. As of March 31, 2019, we have invested $9,277,000 of our current assets in USTS with maturities of 15 days to 20 months. The USTS are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2019.

We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years. We also expect to use a portion of our cash to repurchase shares of our common stock pursuant to the terms of a stock buy-back program announced on October 28, 2015, and discussed above in Note 10, “Shareholders’ Equity,” to the unaudited consolidated financial statements. The stock buy-back program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2019 we own 11,000,000 shares of Vendetta common stock and 100,000 shares of Kinross common stock. The Vendetta shares are recorded at their fair market value of $906,000 and the Kinross shares are recorded at their fair value of $344,000 at March 31, 2019. In addition, we own other marketable equity securities with a fair market value of $9,000 at March 31, 2019. We did not sell any of our marketable equity securities during the three months ended March 31, 2019 or 2018.

Working Capital

We had working capital of $11,098,000 at March 31, 2019 compared to working capital of $11,448,000 as of December 31, 2018. Our working capital at March 31, 2019 consists primarily of our cash and cash equivalents, our investment in USTS, discussed above, and our investment in marketable equity securities of $1,259,000, other current assets of $436,000, which include the SilverStream note of $262,000 at March 31, 2019, less our accounts payable of $692,000. As of March 31, 2019, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of March 31, 2019, and December 31, 2018 there were options outstanding that are exercisable to acquire 4,373,000 and 2,028,428 shares of Solitario common stock, respectively, with exercise prices between $0.77 per share and $0.28 per share. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2019.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2018, our Board of Directors extended the term of the share repurchase program until December 31, 2019. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of March 31, 2019, Solitario has purchased a total of 958,800 shares for an aggregate purchase price of $458,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during 2019 as determined by management.

(d) Cash Flows

Net cash used in operations during the three months ended March 31, 2019 decreased to $172,000 compared to $491,000 for the three months ended March 31, 2018 primarily as a result of (i) the mineral property revenue, net, cash received of $185,000 from the Royalty Sale, discussed above; (ii) a decrease in non-stock option general and administrative expense to $337,000 during the three months ended March 31, 2019 compared to $393,000 during the three months ended March 31, 2018, discussed above; (iii) a decrease in exploration expenses to $163,000 during the three months ended March 31, 2019 compared to $180,000 during the three months ended March 31, 2018, as a result of a decrease in reconnaissance exploration, discussed above; and (iv) an increase in interest income during the three months ended March 31, 2019 to $72,000 compared to $26,000 during the three months ended March 31, 2018. Based upon projected expenditures in our 2019 budget, we anticipate continued use of funds from operations through the remainder of 2019, primarily for exploration related to our Florida Canyon project and our Lik project and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2019, we provided $602,000 in cash from investing activities compared to the provision of $400,000 of cash from investing activities during the three months ended March 31, 2018. The primary sources of cash related to the net proceeds from short-term investment sales and purchases of $602,000 and $408,000, respectively, during the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2018 we purchased $8,000 of office equipment. We do not anticipate significant sales of marketable equity securities during the remainder of 2019. However, we will continue to liquidate a portion of our investments in USTS as needed to fund our operations and or potential mineral property acquisitions during the remainder of 2019. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2019, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We used $9,000 and $26,000, respectively, for the purchase of our common stock during the three months ended March 31, 2019 and 2018, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2019, however, this will be limited to the maximum number of shares, permissible under the share repurchase program.

(e) Off-balance sheet arrangements

As of March 31, 2019, and December 31, 2018 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2019. As of March 31, 2019, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(g) Discontinued Projects

We sold our Brazil, Mexico and Montana royalty properties during the three months ended March 31, 2019 in the Royalty Sale, discussed above. We did not record any mineral property write-downs during the three months ended March 31, 2019 and 2018.

(h) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

(i) Related Party Transactions

As of March 31, 2019, and for the three months ended March 31, 2019, we have no related party transactions or balances.

(j) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik project;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta and Kinross;
•	Our estimate of the collectability of the SilverStream Note:
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended March 31, 2019.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2019- January 31, 2019	1,505	$0.26	1,505	1,067,595
February 1, 2019 – February 28, 2019	13,895	$0.31	13,895	1,053,700
March 1, 2019 – March 31, 2019	12,500	$0.39	12,500	1,041,200
(1)	As of March 31, 2019, we have purchased a total of 958,800 shares for an aggregate purchase price of $458,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

May 7, 2019 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1		Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2		Amended and Restated By-laws of Solitario Zinc Corp. (Solitario Exploration & Royalty Corp.) (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

10-1*		Performance Loan Agreement for Funding of Drilling Program between Solitario and Compania Minera Milpo for the funding of the drilling of the Florida Canyon Project during 2018 and 2019 dated August 1, 2018.

10-2*		Purchase and Sale Agreement between Solitario and SilverStream SEZC for the sale of certain royalty properties for cash and a convertible note dated January 8, 2019.

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith