Form 10-Q
period 2019-06-30
SOLITARIO ZINC CORP.
filed 2019-07-30
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number.   001-39278

SOLITARIO ZINC CORP.

(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)
4251 Kipling St. Suite 390, Wheat Ridge, CO
(Address of principal executive offices)
(303)  534-1030
(Registrant's telephone number, including area code)	84-1285791 (I.R.S. Employer Identification No. 80033 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	XPL	NYSE American

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant has posted on its corporate Web site, if any, every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 58,138,266 shares of $0.01 par value common stock outstanding as of July 29, 2019.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$564	$117
Short-term investments	8,714	10,223
Investments in marketable equity securities, at fair value	1,196	1,585
Prepaid expenses and other	416	211
Total current assets	10,890	12,136

Mineral properties	15,617	15,657
Other assets	161	110
Total assets	$26,668	$27,903

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$667	$688
Operating lease liability	39	—
Total current liabilities	706	688

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	28	—
Total long-term liabilities	153	125

Commitments and contingencies (Note 8)

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2019 and December 31, 2018)	—	—
Common stock, $0.01 par value, authorized 100,000,000 shares (58,138,266 and 58,171,466 shares, respectively, issued and outstanding at June 30, 2019 and December 31, 2018)	581	582
Additional paid-in capital	70,036	69,873
Accumulated deficit	(44,808)	(43,365)
Total shareholders’ equity	25,809	27,090
Total liabilities and shareholders’ equity	$26,668	$27,903

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	3

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of US dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Revenue, net – mineral property sale	$—	$502	$408	$502

Costs, expenses and other:
Exploration expense	702	162	865	342
Depreciation	6	6	13	12
General and administrative	321	762	746	1,165
Total costs, expenses and other	1,029	930	1,624	1,519
Other (loss) income
Interest income (net)	90	37	162	63
Unrealized (loss) on marketable equity securities	(63)	(222)	(389)	(663)
Total other income (loss)	27	(185)	(227)	(600)
Net loss	$(1,002)	$(613)	$(1,443)	$(1,617)
Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	58,141	58,390	58,151	58,439

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	4

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(1,443)	$(1,617)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	13	12
Non-cash office lease expense	20	—
Unrealized loss on marketable equity securities	389	663
Employee stock option expense	173	442
Changes in operating assets and liabilities:
Prepaid expenses and other assets	114	48
Note receivable, net of mineral property sold	(223)	—
Accounts payable and other current liabilities	(38)	12
Net cash used in operating activities	(995)	(440)
Investing activities:
Sale of short-term investments, net	1,453	509
Purchase of other assets	—	(8)
Net cash provided by investing activities	1,453	501
Financing activities:
Purchase of common stock for cancellation	(11)	(65)
Net cash used in financing activities	(11)	(65)

Net increase (decrease) in cash and cash equivalents	447	(4)
Cash and cash equivalents, beginning of period	117	214
Cash and cash equivalents, end of period	$564	$210

See Notes to Unaudited Condensed Consolidated Financial Statements

Table of Contents	5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of zinc-related exploration mineral properties, however Solitario will evaluate and potentially acquire other base and precious metal mineral exploration properties. In addition to focusing on its mineral exploration properties, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalty properties in January 2019, discussed below, and the sale in June 2018 of its interest in the royalty on the Yanacocha property. Revenues and / or proceeds from the sale or joint venture of properties or assets have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project and its interest in the Lik project to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), in the Lik deposit to further the exploration of, and to evaluate potential development plans, for the Lik project.

As of June 30, 2019, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the exploration of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2019 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2019.

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

Table of Contents	6

Recent Developments

Royalty sale

On January 22, 2019, Solitario completed the sale of its interest in certain royalties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 (the “Royalty Sale”). The Royalty Sale covered (i) a royalty on the formerly Solitario-owned 125,000-acre polymetallic Pedra Branca palladium, platinum, gold, nickel, cobalt and chrome project in Brazil, (ii) a royalty covering 3,880-acres of non-producing exploration properties in Mexico, and (iii) a purchase option on 11 separate non-producing properties covering over 16,500 acres in Montana. On closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note is due December 31, 2019, accrues 5% per annum simple interest, payable on a quarterly basis, and is convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. Solitario recorded interest income of $3,000 and $6,000, respectively, from the SilverStream Note during the three and six months ended June 30, 2019. SilverStream may only provide a notice of conversion if SilverStream has completed an initial public offering during the term of the SilverStream Note for minimum proceeds of Cdn$5,000,000, otherwise the SilverStream note will be payable in cash at the maturity date. Pursuant to the terms of the SilverStream Note, if converted, Solitario would receive common shares converted at 85% of the weighted average quoted price of a share of SilverStream common stock for the most recent 10-day period prior to the notice of conversion. During the six months ended June 30, 2019, Solitario recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000. As of June 30, 2019, the approximate fair value of the SilverStream Note was $267,000, based upon the current US Dollar / Canadian Dollar exchange rate, and Solitario recorded a credit to exchange gain and loss of $4,000, included in general and administrative expense during the six months ended June 30, 2019.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars.

Revenue recognition

Solitario has recorded revenue from the sale of exploration mineral properties and joint venture property payments. Solitario’s policy is to recognize revenue from the sale of its exploration mineral properties (those without reserves) on a property by property basis, computed as the cash received and / or expected collectable receivables less any capitalized cost. Payments received for the sale of exploration property interests that are less than the properties cost are recorded as a reduction of the related property's capitalized cost. In addition, Solitario’s policy is to recognize revenue on any receipts of joint venture property payments in excess of its capitalized costs on a property that Solitario may lease to another mining company.

Solitario has recognized revenue during the six months ended June 30, 2019 of $408,000 related to the Royalty Sale, discussed above, in accordance with Accounting Standards Codification (“ASC”) 606. In addition, Solitario recorded revenue during the second quarter of 2018 of $502,000 from the sale of its Yanacocha exploration mineral property. Solitario expects any property or asset sales in the future to be on an infrequent basis. Prior to the sale of its Yanacocha exploration mineral property, the last proceeds from joint venture property payments was in 2015 and Solitario does not expect to record joint venture property payments on any of its currently held properties for the foreseeable future.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) Solitario’s carrying value of short-term investments; (ii) the recoverability of mineral properties related to its mineral exploration properties and their future exploration potential; (iii) the fair value of stock option grants to employees, to officers and directors and to others; (iv) the ability of Solitario to realize its deferred tax assets; (v) the collectability of the SilverStream Note; and (vi) Solitario's investment in marketable equity securities.

Table of Contents	7

In performing its activities, Solitario has incurred certain costs for mineral properties. The recovery of these costs is ultimately dependent upon the sale of mineral property interests or the development of economically recoverable ore reserves and the ability of Solitario or its joint venture partners to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of June 30, 2019, $553,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of June 30, 2019, Solitario has $8,714,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 18 months. The USTS are recorded at their fair value, based upon quoted market prices and are not covered under the FDIC insurance rules for United States deposits, with increases or decreases in fair market value recorded as interest income in the statement of operation in the period. Solitario’s USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Fair value

ASC 820, Fair Value measurement (“ASC 820”) established a framework for measuring fair value of financial instruments and required disclosures about fair value measurements. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 6, “Fair Value,” below.

Table of Contents	8

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

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2018 and the first half of 2019 have been conducted primarily in Peru, a portion of the payments under the land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Realized foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2019 and 2018. Potentially dilutive shares related to outstanding common stock options of 4,373,000 and 4,025,228 for Solitario common shares for the three and six months ended June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

Table of Contents	9

Recent accounting pronouncements

On January 1, 2019, Solitario adopted Accounting Standards Update No. 2016-02 Leases (“ASU 2016-02”) which requires the application of ASC 842 and the recognition of right-of-use assets and related liabilities associated with all leases that are not short-term in nature. As a result of the adoption of ASU 2016-02 on January 1, 2019, Solitario recorded both an operating lease asset for its Wheat Ridge Colorado office of $82,000 and an operating lease liability of $82,000 related to the same lease. The adoption of ASU 2016-02 did not require the recording of any other assets or liabilities on our condensed consolidated balance sheets and had an immaterial effect on Solitario’s condensed consolidated statement of operations for the three and six months ended June 30, 2019, and its condensed consolidated statement of cash flows for the six months ended June 30, 2019. Solitario has elected the practical expedient option to use January 1, 2019, the effective date of adoption, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classification. See Note 4 “Operating Leases” for more information and disclosures regarding Solitario’s leases.

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

Royalty Sale

On January 22, 2019, Solitario completed the Royalty Sale, discussed above under “Recent Developments” to SilverStream for Cdn$600,000. On closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and the SilverStream Note with a principal amount of Cdn$350,000, with a maturity date of December 31, 2019. During the six months ended June 30, 2019, Solitario recorded mineral property revenue of $408,000 from the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Geologic and field expenses	$680	$21	$827	$45
Administrative	22	141	38	297
Total exploration costs	$702	$162	$865	$342

Asset Retirement Obligation

In connection with the acquisition of its interest in the Lik project in 2017, Solitario has recorded an asset retirement obligation of $125,000 as of June 30, 2019 and December 31, 2018 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate is based upon Solitario’s estimated cash costs for reclamation. Solitario has purchased a reclamation bond insurance policy for the bonding required by the State of Alaska, in the event Solitario or its 50% partner, Teck, do not complete any required reclamation.

Table of Contents	10

Solitario has not applied a discount rate to the recorded asset retirement obligation as the estimated time frame for reclamation is not currently known, as reclamation is not expected to occur until the end of the Lik project life, which would follow future development and operations, the start of which cannot be estimated or assured at this time.

3.        Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the condensed consolidated statement of operations. During the three and six months ended June 30, 2019, Solitario recorded an unrealized loss on marketable equity securities of $63,000 and $389,000, respectively. During the three and six months ended June 30, 2018, Solitario recorded an unrealized loss on marketable equity securities of $222,000 and $663,000, respectively.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	June 30, 2019	December 31, 2018
Marketable equity securities at cost	$1,714	$1,714
Cumulative unrealized loss on marketable equity securities	(518)	(129)
Marketable equity securities at fair value	$1,196	$1,585

The following table represents changes, including sales, in marketable equity securities during the three and six months ended June 30, 2019 and 2018:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross (loss) recorded in the statement of operations	$(63)	$(222)	$(389)	$(663)
Change in marketable equity securities at fair value	$(63)	$(222)	$(389)	$(663)

Solitario did not sell any marketable equity securities during the three and six months ended June 30, 2019 or 2018 and the change in the fair value of marketable equity securities was related entirely to the unrealized loss on marketable equity securities related to their fair values based upon quoted market prices for the marketable equity securities held by Solitario during the periods.

4.        Operating Leases

Solitario adopted ASU 2016-02 effective January 1, 2019 and accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a term of 20 months at June 30, 2019, with no renewal option. At June 30, 2019, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability separated between current and non-current office lease liabilities in the condensed consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three and six months ended June 30, 2019, Solitario recognized $10,000 and $20,000, respectively, of non-cash lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $7,000 and $17,000, respectively, were made on the WR Lease during the three and six months ended June 30, 2019 and this amount, less $1,000 and $2,000, respectively, of imputed interest during the three and six months ended June 30, 2019, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

Table of Contents	11

The maturities of Solitario’s lease liability for its WR Lease are as follows at June 30, 2019:

(in thousands)
Lease payments per year
2019	$20
2020	42
2021	7
Total lease payments	69
Less amount of payments representing interest	(2)
Present value of lease payments	$67

The following is supplemental cash flow information related to our operating lease for the six months ended June 30, 2019:

(in thousands)	Six months ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$17
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$82

5        Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31
	2019	2018
Furniture and fixtures, net of accumulated depreciation	$33	$36
Lik project equipment, net of accumulated depreciation	60	70
Exploration bonds and other assets	4	4
Office lease asset	64	—
Total other assets	$161	$110

6.        Fair Value

Solitario accounts for its financial instruments under ASC 820. For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in USTS, and marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. During the three and six months ended June 30, 2019 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,714	$—	$—	$8,714
Marketable equity securities	$1,196	$—	—	$1,196

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$10,223	$—	$—	$10,223
Marketable equity securities	$1,585	$—	$—	$1,585

Table of Contents	12

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

At June 30, 2019 and December 31, 2018, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2019 and 2018, Solitario recorded no current or deferred tax expense.

8.       Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Property,” above.

In August of 2018, Solitario agreed to fund a portion of a 2018 – 2019 drilling program at the Florida Canyon project. Pursuant to the agreement, Solitario will fund up to $1,580,000 of a planned 41-hole 17,000-meter drilling program to be conducted through December 31, 2019 (the “Drilling Program”). Upon Nexa completing the first 1,700 meters of the Drilling Program, Solitario will pay Nexa $527,000, upon completion of the next 1,700 meters (3,400 meters total) of the Drilling Program, Solitario will pay Nexa $527,000, and upon completion of the next 1,700 meters (5,100 meters total) of the Drilling Program, Solitario will pay Nexa the balance remaining on its $1,580,000 funding commitment, or $526,000. Solitario has no obligation to pay Nexa prior to the attainment of the separate 1,700-meter thresholds. The funding commitments are in the form of an advance on Solitario’s commitment to fund 30% of any future development of Florida Canyon under the existing joint venture agreement with Nexa. Accordingly, in the event Florida Canyon is developed, which cannot be assured at this time, any funds paid to Nexa under this agreement, will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay loans from Nexa for future development costs at the Florida Canyon project. During 2018, Nexa completed a total of 2,203 meters under the Drilling Program and Solitario recorded a charge to exploration expense of $527,000, which Solitario paid during 2019. During the six months ended June 30, 2019, Nexa completed additional drilling to meet the second required meter threshold of 1,700 meters (or a total of 3,400 meters). Solitario recorded a charge to exploration expense of $527,000 during the three and six months ended June 30, 2019 and Solitario has recorded an account payable as of June 30, 2019 to Nexa of $527,000, which was paid in July 2019 for the completion of this second phase of the drilling during the six months ended June 30, 2019. Should Nexa complete the remaining 1,700 meters (5,100 meters less the completed 3,400 meters) during the remainder of 2019, Solitario will be obligated to pay Nexa the final tranche under the agreement of $526,000 during the remainder of 2019.

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

Table of Contents	13

As of June 30, 2019, and December 31, 2018 there were options outstanding that are exercisable to acquire 4,373,000 and 5,223,160 shares, respectively, of Solitario common stock, with option prices between $0.28 and $0.77 per share. During the three months ended June 30, 2019 and 2018 Solitario did not grant any additional options. During the six months ended June 30, 2019, Solitario granted options exercisable to acquire 150,000 shares of common stock, with an exercise price of $0.28 per share, a five-year term, and a grant date fair value of $23,000 based upon a Black-Scholes model, with a 64% volatility and a 2.4% risk-free interest rate. In addition, during the six months ended June 30, 2019, options exercisable to acquire 1,000,160 shares of common stock, with exercise prices between $1.68 and $0.70 per share, expired unexercised. During the six months ended June 30, 2018, Solitario granted options exercisable to acquire 100,000 shares of common stock to a consultant, with an exercise price of $0.62 per share, a seven-month term and a grant date fair value of $12,000 based upon a Black-Scholes model with a 66% volatility and a 1% risk-free interest rate. There were no exercises of options under the 2013 Plan during the three and six months ended June 30, 2019 and 2018. During the three and six months ended June 30, 2019, Solitario recorded stock option compensation expense of $85,000 and $173,000, respectively. During the three and six months ended June 30, 2018, Solitario recorded non-cash stock option compensation expense of $432,000 and $442,000, respectively.

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

At June 30, 2019, the total unrecognized stock option compensation cost related to non-vested options is $487,000 and is expected to be recognized over a weighted average period of 19 months.

10.        Shareholders’ Equity

Shareholders’ Equity for the six months ended June 30, 2018:

(in thousands, except					Accumulated
Share amounts)	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	58,434,566	584	$69,312	$(40,343)	$576	$30,129
Cumulative-effect adjustment change in accounting principle	—	—	—	576	(576)	—
Adjusted balance January 1, 2018	58,434,566	584	69,312	(39,767)	—	30,129
Stock option expense	—	—	442	—	—	442
Purchase of shares for cancellation	(145,200)	(1)	(64)	—	—	(65)
Net loss	—	—	—	(1,617)	—	(1,617)
Balance at June 30, 2018	58,289,366	$583	$69,690	$(41,384)	$—	$28,889

Solitario adopted Accounting Standards Update No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) in the first quarter of 2018. ASU No. 2016-01 revised the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. Solitario recorded a cumulative-effect adjustment for the change in accounting principle to retained earnings of $576,000 related to the adoption of ASU 2016-01.

Table of Contents	14

Shareholders’ Equity for the six months ended June 30, 2019:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	58,171,466	582	$69,873	$(43,365)	$27,090
Stock option expense	—	—	173	—	173
Purchase of shares for cancellation	(33,200)	(1)	(10)	—	(11)
Net loss	—	—	—	(1,443)	(1,443)
Balance at June 30, 2019	58,138,266	$581	$70,036	$(44,808)	$25,809

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2018, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2019. During the three months ended June 30, 2019 and 2018, Solitario purchased 5,300 and 92,566 shares of Solitario common stock, respectively, for an aggregate purchase price of $2,000 and $39,000, respectively. During the six months ended June 30, 2019 and 2018, Solitario purchased 33,200 and 145,200 shares of Solitario common stock, respectively, for an aggregate purchase price of $11,000 and $65,000, respectively. As of June 30, 2019, Solitario has purchased a total of 964,100 shares for an aggregate purchase price of $460,000 under the share repurchase program since its inception.

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

(a) Business Overview and Summary

We are an exploration stage company under Industry Guide 7, as issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. . Currently our primary focus is the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition and hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. Our exploration properties may be developed in the future by us or through a joint venture, although we have never developed a mineral property. At June 30, 2019, we consider our carried interest in the Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, at June 30, 2019, we have one exploration property in Peru. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries located in South and North America.

We have recorded revenue in the past from the sale of mineral properties, including the Royalty Sale and the sale in June 2018 of our interest in the royalty on the Yanacocha property. In addition, we have received proceeds from the sale in 2015 of our former interest in MH-LLC the owner of our former Mt. Hamilton project, and joint venture property payments and the sale of a royalty on our former Mt. Hamilton project. Revenues and / or proceeds from the sale or joint venture of properties or assets, although generally significant when they occur, have not been a consistent source of revenue and would only occur in the future, if at all, on an infrequent basis. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate that the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

As of June 30, 2019, we have significant balances of cash and short-term investments that we anticipate using, in part, to (i) further the development of the Lik project, (ii) fund exploration, including drilling at the Florida Canyon project, and conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

Table of Contents	16

(b) Results of Operations

Comparison of the quarter ended June 30, 2019 to the quarter ended June 30, 2018

We had a net loss of $1,002,000 or $0.02 per basic and diluted share for the three months ended June 30, 2019 compared to a net loss of $613,000 or $0.01 per basic and diluted share for the three months ended June 30, 2018. As explained in more detail below, the primary reasons for the increase in the net loss in the three months ended June 30, 2019 compared to the net loss in the three months ended June 30, 2018 were (i) the mineral property revenue, net, of $502,000 during the three months ended June 30, 2018 with no similar mineral property revenue during the three months ended June 30, 2019; and (ii) an increase in exploration expense to $702,000 during the three months ended June 30, 2019, primarily related to the drilling completed by Nexa at the Florida Canyon project, compared to $162,000 in exploration expense during the three months ended June 30, 2018, when we were primarily doing reconnaissance exploration. Partially offsetting the above items which increased the net loss, were (i) a reduction in the non-cash loss on unrealized loss on marketable equity securities to $63,000 during the three months ended June 30, 2019 compared to a non-cash unrealized loss on marketable equity securities of $222,000 during the three months ended June 30, 2018; (ii) a decrease in general and administrative expense to $321,000 during the three months ended June 30, 2019 compared to general and administrative expense of $762,000 during the three months ended June 30, 2018; and (iii) an increase in interest income (net) to $90,000 during the three months ended June 30, 2019 compared to interest income of $37,000 during the three months ended June 30, 2018. Each of the major components of these items is discussed in more detail below.

          Our net exploration expense increased to $702,000 during the three months ended June 30, 2019 compared to exploration expense of $162,000 during the three months ended June 30, 2018. During the three months ended June 30, 2019, Nexa met the second required total drilling target of 3,400 meters of drilling at the Florida Canyon project and Solitario was responsible for $527,000 of the total drilling costs incurred by Nexa, with Nexa responsible for any excess. We recorded $527,000 of exploration expense during the three months ended June 30, 2019 related to the drilling at Florida Canyon and recorded an account payable of the same amount, which was paid to Nexa in July of 2019. There was no similar item during the three months ended June 30, 2018. In addition, we incurred $24,000 of exploration expense at our Lik project in Alaska during the three months ended June 30, 2019 compared to Lik project expenditures of $10,000 during the three months ended June 30, 2018 and we incurred $35,000 of exploration expense related to permitting and site work at our La Promesa project in Peru, compared to $23,000 of exploration expense at La Promesa during the six months ended June 30, 2018. During the three and six months ended June 30, 2019 we had three contract geologists in Peru, and our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We anticipate Nexa will complete the 2019 exploration program at our Florida Canyon project during the third quarter of 2019, as discussed above in Note 8, “Commitments and Contingencies.” Should Nexa complete the drilling program as budgeted, we anticipate we will record the final amount due under the program of $526,000 in exploration expense at Florida Canyon during the third quarter of 2019. In addition, we have budgeted approximately $178,000 for our share of exploration at our Lik project in Alaska for the full year of 2019, which the bulk of those expenses are planned for the third and fourth quarter of 2019. As a result, we expect our full-year exploration expenditures for 2019 to exceed the expenditures for full-year 2018.

Exploration expense (in thousands) by project for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2019	2018	2019	2018
Florida Canyon	$535	$7	$535	$21
Lik	24	10	43	25
La Promesa	35	23	59	52
Reconnaissance	108	122	228	244
Total exploration expense	$702	$162	$865	$342

General and administrative costs, excluding stock option compensation costs, discussed below, were $236,000 during the three months ended June 30, 2019 compared to $330,000 during the three months ended June 30, 2018. The major components of these costs were related to (i) salaries and benefit expense of $108,000 during the three months ended June 30, 2019 compared to salary and benefit costs of $162,000 during the three months ended June 30, 2018, as we have reduced staff and taken salary reductions during 2019; (ii) legal and accounting expenditures of $54,000 in the three months ended June 30, 2019 compared to $85,000 during the three months ended June 30, 2018; (iii) office and other expenses of $27,000 during the three months ended June 30, 2019, compared to $35,000 during the three months ended June 30, 2018; and (iv) travel and shareholder relation costs of $48,000 during the three months ended June 30, 2019 compared to $47,000 during the three months ended June 30, 2018. We anticipate the general and administrative costs will be incurred at comparable quarterly amounts for the remainder of 2019.

Table of Contents	17

We recorded $85,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended June 30, 2019 compared to $432,000 of stock option compensation expense during the three months ended June 30, 2018. The decrease was primarily related to $422,000 of stock option expense recorded during the three months ended June 30, 2018, for the amortization of vested grant date fair value for the Conditional Options which were granted on September 1, 2017, but were subject to shareholder approval, which was received on June 19, 2018 as discussed in Note 9, “Employee Stock Compensation Plans,” above. We anticipate our stock option expense related to vesting of grant date fair value for the remainder of 2019 will be comparable to the expense incurred through June 30, 2019.

We recorded an unrealized loss on marketable equity securities of $63,000 during the three months ended June 30, 2019 compared to an unrealized loss on marketable equity securities of $222,000 during the three months ended June 30, 2018. The loss during each of the three months ended June 30, 2019 and 2018 was primarily related to a decrease in the value of our holdings of 11,000,000 shares of Vendetta common stock which decreased from a fair value, based on quoted market prices, of $906,000 and $1,792,000, respectively, at March 31, 2019 and 2018, to a fair value of $800,000 and $1,589,000, respectively at June 30, 2019 and 2018. During the three months ended June 30, 2019 the value of our holdings of 100,000 shares of Kinross Gold Corp (“Kinross”) common stock increased in value based upon quoted market prices by $43,000, compared to a loss of $19,000 during the three months ended June 30, 2018.

We recorded interest income of $90,000 during the three months ended June 30, 2019 compared to interest income of $37,000 during the three months ended June 30, 2018 primarily due to (i) an increase in the value of our short-term investments in USTS as a result of a decrease in interest rates during the three months ended June 30, 2019, which increases the value of existing USTS, and (ii) the average interest rates on our existing short term investments was still higher during the three months ended June 30, 2019 than the average interest rates on our short term investments during the three months ended June 30, 2018.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and six months ended June 30, 2019 and 2018, we recorded no property impairments.

At June 30, 2019 and 2018, our net operating loss carryforwards exceeded our taxable gains resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three and six months ended June 30, 2019 or 2018. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2019. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

We had a net loss of $1,443,000 or $0.02 per basic and diluted share for the six months ended June 30, 2019 compared to a net loss of $1,617,000 or $0.03 per basic and diluted share for the six months ended June 30, 2018. As explained in more detail below, the primary reasons for the decrease in our net loss were (i) a decrease in general and administrative costs to $746,000 during the six months ended June 30, 2019, compared to general and administrative expenses of $1,165,000 including $442,000 of non-cash stock option compensation expense, discussed above, during the six months ended June 30, 2018; (ii) a reduction in the unrealized loss on marketable equity securities to $389,000 during the six months ended June 30, 2019 compared to an unrealized loss on marketable equity securities of $663,000 during the six months ended June 30, 2018; and (iii) an increase in interest income to $162,000 during the six months ended June 30, 2019 compared to interest income of $63,000 during the six months ended June 30, 2018. These causes of the decrease in our net loss during the period were partially offset by (i) an increase in exploration expense to $865,000 during the six months ended June 30, 2019 compared to exploration expense of $342,000 during the six months ended June 30, 2018; and (ii) the reduction in mineral property sale revenue to $408,000 from the Royalty Sale compared to the mineral property sale revenue of $502,000 from the Yanacocha Royalty sold during the six months ended June 30, 2018; The significant changes for these items are discussed in more detail below.

Table of Contents	18

During the six months ended June 30, 2019, we completed the Royalty Sale and recorded net revenues of $408,000. During the six months ended June 30, 2018 we sold our interest in our Yanacocha royalty property to Newmont Mining Corporation for $502,000 in cash, discussed in “Recent Developments” in our Form 10-K for the year ended December 31, 2018. We do not anticipate additional significant property sales during the remainder of 2019.

Our net exploration expense increased to $865,000 during the six months ended June 30, 2019 compared to $342,000 during the six months ended June 30, 2018. The primary reason for the increase was the recording of $527,000 of exploration expense for the completion of drilling by Nexa in excess of the 3,400 meter threshold at the Florida Canyon project during the first six months of 2019, discussed above. The remaining changes in exploration expense for the six-month periods of 2019 and 2018 are shown above, by property and reconnaissance exploration, and are not significantly different between the six months ended June 30, 2019 and June 30, 2018.

General and administrative costs, excluding stock option compensation costs discussed below, were $573,000 during the six months ended June 30, 2019 compared to $723,000 during the six months ended June 30, 2018. The major components of the costs were (i) salaries and benefit expense during the six months ended June 30, 2019 of $215,000 compared to salaries and benefit expense of $319,000 during the six months ended June 30, 2018 as a result of personnel and salary reductions; (ii) legal and accounting expenditures of $106,000 during the six months ended June 30, 2019, compared to $127,000 during the six months ended June 30, 2018; (iii) office and other costs of $70,000 during the six months ended June 30, 2019 compared to $76,000 during the six months ended June 30, 2018; and (iv) travel and shareholder relation costs of $181,000 during the six months ended June 30, 2019 compared to $201,000 during the six months ended June 30, 2018.

During the six months ended June 30, 2019 and 2018, Solitario recorded $173,000 and $442,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The large decrease was related to the stock option expense for the Conditional Options recorded during the six months ended June 30, 2018, as discussed above.

We recorded an unrealized loss on marketable equity securities of $389,000 during the six months ended June 30, 2019 compared to an unrealized loss on marketable equity securities of $663,000 during the six months ended June 30, 2018. The non-cash unrealized loss during the six months ended June 30, 2019 and 2018 was primarily related to a decrease in the value of our holdings of 11,000,000 shares of Vendetta common stock which decreased from a fair value of $1,249,000 and 2,191,000, respectively, at December 31, 2018 and 2017 to a fair value of $800,000 and $1,589,000, respectively, at June 30, 2019 and 2018 based on quoted market prices. We may look to reduce our holdings of marketable equity securities as a source of cash flow over the next year, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2019.

During the six months ended June 30, 2019 our interest income on short-term investments increased to $162,000 compared to interest income of $63,000 for the six months ended June 30, 2018 primarily as a result of the effects of lower interest rates on the quoted market price of our USTS holdings as well as a slightly increased average interest rate received on USTS invested during 2019 compared to 2018. We anticipate as we utilize our short-term investments to provide funds for exploration and general and administrative expenses, our interest income will be reduced during the remainder of 2019.

Table of Contents	19

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2019, we have $9,278,000 in cash and short-term investments. As of June 30, 2019, we have invested $8,714,000 of our current assets in USTS with maturities of 15 days to 18 months. The USTS are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our USTS not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2019.

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

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2019 we own 11,000,000 shares of Vendetta common stock and 100,000 shares of Kinross common stock. The Vendetta shares are recorded at their fair market value of $800,000 and the Kinross shares are recorded at their fair value of $388,000 at June 30, 2019. In addition, we own other marketable equity securities with a fair market value of $8,000 at June 30, 2019. We did not sell any of our marketable equity securities during the three and six months ended June 30, 2019 or 2018.

Working Capital

We had working capital of $10,184,000 at June 30, 2019 compared to working capital of $11,448,000 as of December 31, 2018. Our working capital at June 30, 2019 consists primarily of our cash and cash equivalents, our investment in USTS and our investment in marketable equity securities of $1,196,000, other current assets of $416,000, which include the SilverStream Note of $267,000 at June 30, 2019, less our current liabilities of $706,000, which consist of accounts payable and the current portion of our operating lease liability. As of June 30, 2019, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of June 30, 2019, and December 31, 2018 there were options outstanding that are exercisable to acquire 4,373,000 and 2,028,428 shares of Solitario common stock, respectively, with exercise prices between $0.77 per share and $0.28 per share. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2019.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2018, our Board of Directors extended the term of the share repurchase program until December 31, 2019. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases will be made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of June 30, 2019, Solitario has purchased a total of 964,100 shares for an aggregate purchase price of $460,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase a limited number of shares under the share repurchase plan during the remainder of 2019 as determined by management.

Table of Contents	20

(d) Cash Flows

Net cash used in operations during the six months ended June 30, 2019 increased to $995,000 compared to $440,000 during the six months ended June 30, 2018 primarily as a result of (i) the cash outflows of $527,000 for the Nexa drilling exploration expense incurred during 2018, and paid during the second quarter of 2019, with no comparable exploration cash use during the six months ended June 30, 2018; and (ii) the receipt of $185,000 in cash on the mineral property revenue related to the Royalty Sale, compared to the receipt of $502,000 in cash from the Yanacocha royalty property sale, discussed above, during 2018. Partially offsetting these increases in usages of operating cash were (i) a decrease in non-stock option general and administrative expense to $573,000 during the six months ended June 30, 2019 compared to $723,000 during the six months ended June 30, 2018, discussed above; and (ii) an increase in cash interest income during the six months ended June 30, 2018 compared to the six months ended June 30, 2018. Based upon projected expenditures in our 2019 budget, we anticipate continued use of funds from operations through the remainder of 2019, primarily for exploration related to our Florida Canyon project and our Lik project and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the six months ended June 30, 2019, $1,453,000 in cash was provided from investing activities compared to the provision of $501,000 of cash from investing activities during the six months ended June 31, 2018. The primary sources of cash related to the net proceeds from short-term investment sales and purchases of $1,453,000 and $509,000, respectively, during the six months ended June 30, 2019 and 2018. During the six months ended June 30, 2018 we purchased $8,000 of office equipment. We do not anticipate significant sales of marketable equity securities during the remainder of 2019. However, we will continue to liquidate a portion of our investments in USTS as needed to fund our operations and potential mineral property acquisitions during the remainder of 2019. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2019, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We used $11,000 and $65,000, respectively, in financing activities for the purchase of our common stock during the six months ended June 30, 2019 and 2018, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2019, however, this will be limited to the maximum number of shares, permissible under the share repurchase program.

(e) Off-balance sheet arrangements

As of June 30, 2019, and December 31, 2018 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of June 30, 2019. As of June 30, 2019, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Table of Contents	21

(g) Discontinued Projects

We sold our Brazil, Mexico and Montana royalty properties during the six months ended June 30, 2019 in the Royalty Sale. We did not record any mineral property write-downs during the three and six months ended June 30, 2019 and 2018.

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

(i) Related Party Transactions

As of June 30, 2019, and for the three and six months ended June 30, 2019, we have no related party transactions or balances.

(j) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited consolidated financial statements under “Recent Accounting Pronouncements” above for a discussion of recent accounting pronouncements.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the 1934 Act with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik project;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta and Kinross;
•	Our estimate of the collectability of the SilverStream Note:
•	Our expectations regarding development and exploration of our properties, including those properties subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses; and
•	Our business strategy and other plans and objectives for future operations.

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

Table of Contents	22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Table of Contents	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended June 30, 2019.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2019- April 30, 2019	700	$0.41	700	1,040,500
May 1, 2019 – May 31, 2019	2,904	$0.36	2,904	1,037,596
June 1, 2019 – June 30, 2019	1,696	$0.30	1,696	1,035,900
(1)	As of June 30, 2019, we have purchased a total of 964,100 shares of common stock for an aggregate purchase price of $460,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits to this report are listed in the Exhibit Index.

Table of Contents	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

July 30, 2019 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1		Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2		Amended and Restated By-laws of Solitario Zinc Corp. (Solitario Exploration & Royalty Corp.) (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1		Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*		Filed herewith