Form 10-K
period 2019-12-31
SOLITARIO ZINC CORP.
filed 2020-03-02
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2019
or
         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number 001-32978
SOLITARIO ZINC CORP.
(Exact name of registrant as specified in charter)

Colorado	84-1285791	80033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Zip Code)

4251 Kipling St. Suite 390, Wheat Ridge, CO
(Address of principal executive offices)

Registrant's telephone number, including area code
(303) 534-1030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.01 par value	XPL	NYSE American

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
YES [ ] NO [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2019 as reported on NYSE American, was approximately $16,840,000.

There were 58,133,066 shares of common stock, $0.01 par value, outstanding on February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is expected to be filed by April 29, 2020, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below in Item 1A "Risk Factors" in this Form 10-K. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any current reports made on Form 8-K to the United States Securities and Exchange Commission (the "SEC").

Item 1. Business

Business and Company Formation

Solitario Zinc Corp. (“Solitario” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the SEC. Solitario was incorporated in the State of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage of the project. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario has never developed a property. Solitario’s primary focus is on the acquisition and exploration of zinc-related exploration mineral properties. However, Solitario evaluates and will potentially acquire other base and precious metal properties and assets. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions as a means to acquire and interest in new precious and base metal properties and assets with exploration potential or other potential corporate transactions that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue from the sale of mineral properties and assets, including the sale of certain mineral royalties in January of 2019 and the sale in April of 2018 of its interest in the royalty on the Yanacocha property, discussed below. Revenues from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of revenue and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project in Peru and its interest in the Lik project in Alaska to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, completed a 39-hole 17,033-meter drilling program at Florida Canyon during 2019 (discussed below). Solitario is working with its 50% joint venture partner, Teck American Inc., a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to in this Annual Report as “Teck”) and completed a limited exploration program at the Lik project during 2019 consisting of mapping, geophysical work, relogging of prior drilling core and environmental evaluation.

As of December 31, 2019, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

Recent Developments

On January 22, 2019, Solitario completed the sale of its interest in certain royalties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”), for Cdn$600,000 (the “Royalty Sale”). The Royalty Sale covered (i) a royalty on the formerly Solitario-owned 125,000-acre polymetallic Pedra Branca palladium, platinum, gold, nickel, cobalt and chrome project in Brazil, (ii) a royalty covering 3,880 acres of non-producing exploration properties in Mexico, and (iii) a purchase option on royalties covering 11 separate non-producing properties covering over 16,500 acres in Montana. At closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note was originally due December 31, 2019, accrued 5% per annum simple interest, payable on a quarterly basis, and is convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. In December of 2019, Solitario and SilverStream agreed to extend the due date of the SilverStream Note to June 30, 2020, and to increase the interest rate to 8% per annum simple interest. All other terms of the SilverStream Note remained the same. SilverStream may only provide a notice of conversion if SilverStream has completed an initial public offering during the term of the SilverStream Note for minimum proceeds of Cdn$5,000,000, otherwise the SilverStream Note will be payable in cash at the maturity date. Pursuant to the terms of the SilverStream Note, if SilverStream were to complete an initial public offering and the SilverStream Note was converted, Solitario would receive common shares converted at 85% of the weighted average quoted price of a share of SilverStream common stock for the most recent 10-day period prior to the notice of conversion

On April 26, 2018 Solitario sold its royalty interest in the non-producing Yanacocha property (the “Yanacocha Royalty”) to a wholly owned subsidiary of Newmont Mining Corporation (“Newmont”) for approximately $502,000 in cash. The Yanacocha Royalty covered 43 concessions totaling 36,052 hectares. Newmont owns the underlying mineral concessions covered by the Yanacocha Royalty. None of the concessions covered by the Yanacocha Royalty have any reported reserves or resources. Solitario had no mineral property capitalized cost in the Yanacocha Royalty and recorded Mineral Property Revenue of $502,000 during 2018.

Corporate Structure

Solitario Zinc Corp. [Colorado]
- Zazu Metals Corp. [Canada] (100%)
- Zazu Metals (AK) Corp [Alaska] (100%)
- Lik Project (50%)
- Minera Chambara, S.A. [Peru] (85%)
- Chambara Project
- Minera Solitario Peru, S.A. [Peru] (100%)
- Minera Bongará, S.A. [Peru] (39%)
- Florida Canyon Project
- Minera Soloco, S.A. [Peru] (100%)

Mineral Exploration Properties

We hold a 50% operating interest in the Lik zinc-lead-silver property in Northwest Alaska, which is estimated to contain a large tonnage, high-grade deposit potentially mineable by open-pit methods. Teck is a 50% partner with Solitario in the Lik deposit, with Teck acting as the project manager for 2018 and 2019. A Preliminary Economic Assessment (“PEA”) was completed on the Lik deposit in 2014.

Solitario also has a 39% interest in the advanced, high-grade, Florida Canyon zinc project located in northern Peru. The project has a significant mineral resource and Solitario is fully carried to production by its joint venture partner Nexa, formerly Votorantim Metais Holdings, SA (“Votorantim”) and Compañía Minera Milpo S.A.A. (“Milpo”). Solitario and Nexa completed a PEA on the Florida Canyon deposit in August 2017. Nexa is one of the largest zinc producers in Peru. Except for the 2018-2019 drilling program, discussed below, Nexa has funded 100% of project expenditures since the inception of the Florida Canyon joint venture in 2006. Nexa will earn a 70% interest in the project by continuing to solely fund all project expenditures and committing to place the project into production based upon a positive feasibility study. After earning 70%, and at the request of Solitario, Nexa has further agreed to finance Solitario's 30% participating interest for construction. Solitario will repay the loan facility through 50% of its net cash flow distributions from the project.

In August of 2018, Solitario agreed to fund a portion of a 2018 – 2019 drilling program at the Florida Canyon project. Solitario funded $1,580,000 of the 39-hole 17,033-meter drilling program, which was completed in the fourth quarter of 2019 (the “Drilling Program”). The funding of the Drilling Program will be treated as an advance on Solitario’s commitment to fund 30% of any future construction and development costs of Florida Canyon under the original joint venture agreement discussed above. Accordingly, in the event the Florida Canyon project is developed, which cannot be assured at this time, the funds paid to Nexa under this agreement will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay loans from Nexa for future development costs at the Florida Canyon project. As of December 31, 2019, Solitario has paid Nexa its entire funding commitment of $1,580,000, of which $1,053,000 and $527,000, respectively, were charged to exploration during 2019 and 2018.

At December 31, 2019, Solitario also owns the La Promesa gold exploration project. Solitario also holds an 85% interest in the Chambara exploration project in Peru (Nexa holds the remaining 15%), and a 9.8% equity interest in Vendetta Mining Corp. (“Vendetta”).

We conduct exploration and property evaluation activities in Peru either on our own using contract geologists, or through joint ventures operated by our partners.

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

We have recorded revenue in the past from the sale of mineral properties and assets, joint venture property payments and the sale of a royalty on our formerly held Mt. Hamilton property. Proceeds from the sale or joint venture of properties and royalty sales, although potentially significant when they occur, have not been a consistent source of cash and may only occur in the future, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities on our projects, we need to maintain and replenish our capital resources. Historically, we have met our need for capital through (i) the sale of mineral property royalties to SilverStream for $408,000 during 2019, (ii) the sale of our Yanacocha royalty to Newmont for $502,000 during 2018; (iii) proceeds received from the sale of our former Mt. Hamilton project in 2015; (iv) sales of our shares of common stock of Vendetta and Kinross Gold Corporation (“Kinross”); (v) borrowing in the form of short-term margin debt secured by our investment in Kinross; (vi) borrowing under long-term debt secured by our former Mt. Hamilton project (vii) joint venture delay rental payments, including payments on our Florida Canyon project; (viii) a royalty sale for $10,000,000 in 2012; (ix) issuances of common stock; (x) sales of covered call options on our Kinross common stock; and (xi) interest on short term Treasury Notes and Bank CDs. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures.

We operate in one segment: mineral exploration. We currently conduct exploration activities in Peru and Alaska and evaluate properties for potential acquisition and evaluation of strategic corporate opportunities throughout North and South America. As of February 28, 2020, we had three full-time employees located in the United States and no full-time employees outside of the United States. We utilize contract managers, geologists, administrators and laborers to execute our Latin American and North American project work and acquisition evaluations.

A large number of companies are engaged in the acquisition, exploration and development of mineral properties, many of which have substantially greater technical and financial resources than we have and, accordingly, we may be at a disadvantage in being able to compete effectively for the acquisition, exploration and development of mineral properties. We are not aware of any single competitor or group of competitors that dominate the exploration and development of mineral properties. In acquiring mineral properties for exploration and development, we rely on the experience, technical expertise and knowledge of our employees, contractors and advisors, which is limited by the size of our company compared to many of our competitors who may have greater resources, including more employees or employees with more specialized knowledge and experience.

Governmental Regulations

Mineral development and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined those activities are also subject to significant governmental regulation and oversight. We are required to obtain licenses, permits and other authorizations in order to conduct our exploration programs.

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We are required to conduct our operations in compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in each jurisdiction in which we conduct our exploration activities could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects. During 2019, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2019 and 2018, are total assets of $59,000 and $416,000, respectively, related to Solitario's operations located outside of the United States.

Available Information

We file our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports electronically with the SEC. The SEC maintains a website (http://www.sec.gov) that contains periodic reports, proxy and information statements and other information regarding registrants, including the Company, that file electronically with the SEC.

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

Our mineral exploration activities involve a high degree of risk, and a significant portion of our business model envisions the sale or joint venture of mineral properties. If we are unable to sell or joint venture these properties, the money spent on acquisition and exploration of our mineral properties may never be recovered and we could incur an impairment of our investments in our projects.

The exploration for mineral deposits involves significant financial and other risks over an extended period of time. Few properties that are explored are ultimately developed into producing mines. Major expenditures are required to determine if any of our mineral properties may have the potential to be commercially viable, be salable or joint ventured. Prior to completion of the feasibility study on our former Mt. Hamilton project, we had never established reserves on any of our properties. Significant additional expense and risks, including drilling and determining the feasibility of a project, are required prior to the establishment of reserves. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will be commercially viable or that we will be able to sell, joint venture or develop our properties. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, costs and efficiency of the recovery methods that can be employed, proximity to infrastructure, commodity prices, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of mineral products and environmental protection.

We believe the data obtained from our own exploration activities or our partners' activities to be reliable; however, the nature of exploration of mineral properties and analysis of geological information is often subjective, and data and conclusions are subject to uncertainty. Even if exploration activities determine that a project is commercially viable, it is impossible to ensure that such determination will result in a profitable sale of the project or development either on our own or by a joint venture in the future and that such project will result in profitable commercial mining operations. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur an impairment of our investment in such property interest. All of these factors may result in losses in relation to amounts spent, which are not recoverable. We have experienced losses of this type from time to time in the past and may record mineral property impairments in the future.

We have no reported proven and probable mineral reserves, and our current projects and any projects we may acquire are not likely to offer the opportunity for near term revenues or sale proceeds. If we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

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

We have reported losses in 23 of our 26 years of operations. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only three years in our history; during 2015, as a result of the sale of our former Mt. Hamilton project, during 2003, as a result of a $5,438,000 gain on a derivative instrument related to our investment in certain Crown warrants and during 2000, when we sold our former Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues or cash flows from our operations or assets. If we do not operate profitably or identify and execute on outside sources of funding, we may be unable to fund our current or contemplated exploration activities, acquire new assets, or otherwise further our business plan.

Our operations outside of the United States of America may be adversely affected by factors outside of our control, such as changing political, local and economic conditions, any of which could materially adversely affect our financial position or results of operations.

Our mineral properties located in Latin America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or in conjunction with our joint venture partners, or under lease, option or purchase agreements. Certain of our mineral properties are located in Peru and we have previously held royalties on non-producing exploration properties in Mexico, Brazil and Montana (U.S.) through January 22, 2019 when they were sold. We have acted as operator on all of our mineral properties or assets that are not held in joint ventures or are royalty interests. The success of projects held under joint ventures or royalty interests that are not operated by us are substantially dependent on the joint venture partner, over which we have limited or no control.

Our current exploration activities, mineral properties and royalties located outside of the United States are subject to the laws of Peru and any other countries in which we may conduct business. Exploration and potential development activities in other countries we may conduct exploration are potentially subject to political and economic risks, including:

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
●
currency fluctuations (particularly related to a change in the U.S. dollar compared to local currencies);
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

We may not have sufficient funding for exploration and development, which may impair our results of operations and growth potential.

The capital required for exploration and development of mineral properties is substantial. In the past we have financed operations through the sale of interests in mineral properties, including the sale of our former Mt. Hamilton project in 2015, the utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property or a subsidiary owning a property in exchange for the expenditure of a specified amount), the sale of other assets, the sale of marketable equity securities we hold, funds from the issuance of long-term debt, and the issuance of common stock. We may need to raise additional capital, or enter into new joint venture arrangements, in order to fund our obligations with respect to our properties and our exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. The inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued development or exploration of our mineral properties. Without the successful sale or future development of our mineral properties through joint ventures, or on our own, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

A large number of companies are engaged in the exploration and development or sale of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively in this sector of the mining industry which could have a material adverse effect on our financial position or results of operations.

We are at a disadvantage with respect to many of our competitors in the acquisition, exploration and development or sale of mining projects. Our competitors with greater financial resources than us are better able to withstand the uncertainties and fluctuations associated with sustained downturns in the market and to acquire high quality exploration and mining properties when market conditions are favorable. In addition, we compete with other companies in the mineral properties sector to attract and retain key executives and other personnel with technical skills and experience in the mineral exploration business. There can be no assurance that we will continue to retain skilled and experienced employees or to acquire additional exploration projects. The realization of any of these risks from competitors could have a material adverse effect on our financial position or results of operations.

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

In the United States and the other countries in which we operate or own assets, in order to obtain permits for exploration or potential future development of mineral properties, environmental regulations generally require a description of the existing environment, including but not limited to natural, archeological and socio-economic environments, at the project site and in the region; an interpretation of the nature and magnitude of potential environmental impacts that might result from such activities; and a description and evaluation of the effectiveness of the operational measures planned to mitigate the environmental impacts. Currently, the expenditures to obtain exploration permits to conduct our exploration activities are not material to our total exploration cost.

The laws and regulations in all the countries in which we operate or own assets are continually changing and are generally becoming more restrictive, especially environmental laws and regulations. As part of our ongoing exploration activities, we have made expenditures to comply with such laws and regulations, but such expenditures could substantially increase our costs to achieve compliance in the future. Delays in obtaining or failure to obtain government permits and approvals or significant changes in regulation could have a material adverse effect on our exploration activities, our ability to locate economic mineral deposits, and our potential to sell, joint venture or eventually develop our properties, which could have a material adverse effect on our financial position or results of operations.

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

Our operations are significantly affected by changes in the market price of commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of the commodities related to any specific project. Because our core assets are currently in zinc related projects, the spot price of zinc is particularly important to the value of our assets and future prospects. The price of commodities also affects the value of exploration projects we own or may wish to acquire or joint venture. These commodity prices fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Currency exchange rates relative to the United States dollar can affect the cost of doing business in a foreign country in United States dollar terms, which is our functional currency. Consequently, the cost of conducting exploration in the countries where we operate, accounted for in United States dollars, can fluctuate based upon changes in currency exchange rates and may be higher than we anticipate in terms of United States dollars because of a decrease in the relative strength of the United States dollar to currencies of the countries where we operate. We currently do not hedge against currency or commodity fluctuations. The prices of commodities as well as currency exchange rates have fluctuated widely and future significant price declines in commodities or changes in currency exchange rates could have a material adverse effect on our financial position or results of operations.

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

Our Florida Canyon project and our Lik project are joint ventured with other mining companies that manage the exploration and development activities on the projects. We are the minority-interest party at Florida Canyon and a 50% partner at the Lik project, where Teck is the operator. Although our joint venture agreements provide certain voting rights and other minority-interest safeguards, the majority partner and/or operator not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and development activities. Consequently, we are highly dependent on the operational expertise and financial condition of our joint venture partners, as well as their corporate priorities. For instance, even though our joint venture property may be highly prospective for exploration success, or economically viable based on feasibility studies, our partner may decide to not fund the further exploration or development of our project based on their respective financial condition or other corporate priorities. Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations. Our Lik project requires unanimous consent by the joint venture partners for annual budgets in excess of $1.0 million. Consequently, development of the project could be delayed without the unanimous consent of both parties to certain proposed actions or transactions.

We may look to joint venture with another mining company in the future to develop and/or operate our current or future projects; therefore, in the future, our results may become subject to additional risks associated with development and production of our foreign mining projects.

We are not currently involved in mining development or operation at any of our properties. In order to realize a profit from our mineral interests we have to: (1) sell our properties or interests outright at a profit; (2) form a joint venture for the project with a larger mining company with greater resources, both technical and financial, to further develop and/or operate a project; (3) develop and operate such projects at a profit on our own; or (4) create and retain a royalty interest in a property with a third party that agrees to advance the property toward development and mining. In the future, if our exploration results show sufficient promise in one of our foreign projects, not currently under joint venture, we may either look to form a joint venture with another mining company to develop and/or operate our projects or sell the property outright and retain partial ownership or a retained royalty based on the success of such project. Therefore, in the future, our results may become subject to the additional risks associated with development and production of mining projects in general.

In the future, we may attempt to acquire a new property, or another company and the acquisition may require a substantial amount of capital or the issuance of Solitario equity to complete. Acquisition costs may never be recovered due to changing market conditions, or our own miscalculation concerning the recoverability of our acquisition investment. Such an occurrence could adversely affect our business, future operations and financial condition.

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

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or the ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE American and the TSX during 2019 was approximately 61,000 shares. The market price of our shares of common stock has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in the price of zinc or other commodity prices, negative news on our projects, negative investment sentiment for mining and commodity equities and general economic trends.

A significant portion of our liquid assets consist of U.S. Treasuries and cash held in brokerage and foreign bank accounts. The failure of the financial institutions that issued or hold these financial instruments or our cash could have a material adverse impact on the market price of our common stock and our liquidity and capital resources.

At December 31, 2019, we have invested $6,829,000 in United States Treasury securities, with maturities of between 30 days and 17 months and we have approximately $554,000 of our cash in uninsured deposit accounts and brokerage accounts none of which are covered by FDIC insurance. The failure of a financial institution holding these funds and assets could have a material impact on the market price of our common stock and our liquidity and capital resources.

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

In addition, we could be adversely affected by violations of the FCPA and similar anti-bribery laws in other jurisdictions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the countries outside of the United States in which we operate. Our mineral properties are located in countries that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with the FCPA and other anti-bribery laws; however, we cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices or we are found to be liable for FCPA violations, we could suffer severe criminal or civil penalties or other sanctions and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Florida Canyon Zinc Project (Peru)

1. Property Description and Location

(Map of Florida Canyon Property formerly Bongará)

  On August 15, 2006, Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly-owned subsidiary of Votorantim (now known as Nexa) (both companies are referred to in this Item 2 as "Nexa”) on Solitario's 100%-owned Florida Canyon zinc project (formerly called the Bongará project), On March 24, 2007, Solitario signed the Framework Agreement with Votorantim for the Exploration and Potential Development of Mining Properties, pursuant to, and replacing, the Florida Canyon Letter Agreement. In 2015 Votorantim transferred its interest in the Florida Canyon project to Compañía Minera Milpo S.A.A. (“Milpo”), an 80%-owned affiliate of Votorantim. In October of 2017, Milpo and Votorantim merged to form Nexa. Nexa completed an IPO raising $570 million and listed on the NYSE under the trading symbol NEXA and the TSX under the trading symbol NEXA. For the remainder of this Florida Canyon property section, all references to Votorantim, Milpo or Nexa will be collectively referred to as Nexa.

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

During 2015 Nexa completed the steps required to earn a 61% interest in the Florida Canyon project, with Solitario retaining a 39% interest. Nexa may earn an additional 9% interest (up to a 70% shareholding interest) in Minera Bongará S.A., by sole-funding future annual exploration and development expenditures until a production decision is made. The option to earn the 70% interest can be exercised by Nexa at any time by committing to place the project into production based upon a completed feasibility study. Nexa is the project manager. Once Nexa has committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest until production with a loan facility from Nexa to Solitario. Solitario will repay this loan facility through 50% of Solitario's cash flow distributions from the joint operating company. Solitario completed the funding of $1,580,000 of the Drilling Program during 2019. The paid funding of the Drilling Program will be treated as an advance on Solitario’s commitment to fund 30% of any future construction development costs of Florida Canyon under the original joint venture agreement. Accordingly, in the event the Florida Canyon project is developed, which cannot be assured at this time, the funds paid to Nexa under this agreement will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay loans from Nexa for future development costs at the Florida Canyon project.

According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. In June 2020, payments of approximately $289,000 to the Peruvian government will be due in order to maintain the Florida Canyon mineral rights of Minera Bongará. Nexa is responsible for paying these costs as part of its earn-in expenditures. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

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

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

The Florida Canyon property is accessed from the coastal city of Chiclayo by the paved Carretera Marginal road, which is a heavily travelled paved national highway that passes approximately eight kilometers south of the deposit. The nearest town to the project is Pedro Ruiz located 15 kilometers southeast of the property. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, was previously inaccessible by road, the work to date having been done by either foot or helicopter access. Nexa has now completed approximately 30 kilometers of access road and Nexa is planning to complete the road access to the mineralized area of the project in 2020. Nexa maintains project field offices in Pedro Ruiz and a drill core processing facility and operations office in the nearby community of Shipasbamba.

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

3. History

We discovered the Florida Canyon mineralized zone of the Florida Canyon Project in 1996. Subsequently, we joint ventured the property in December 1996 to Cominco (now Teck). Cominco drilled 80 core holes from 1997-2000. Cominco withdrew from the joint venture in February 2001, and Solitario retained its 100% interest in the project. We maintained the claims from 2001 to 2006, until the Florida Canyon Letter Agreement was signed. Nexa conducted surface drilling on an annual basis from 2006 to 2013 and from 2018 to 2019, and underground tunneling and drilling from 2010 to 2013. All significant work on the property has been conducted by our joint venture partners, Cominco and Nexa and, is described below in Section 5, “Prior Exploration.”

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

6. Mineralization

Mineralization occurs as massive to semi-massive replacements of sphalerite and galena localized by specific sedimentary facies (rock strata) within the limestone stratigraphy and by structural feeders and karst breccias. More than three-quarters of mineralization is sulfide-dominant with the remainder being oxide-dominant. A total of 11 preferred beds for replacement mineralization have been located within the middle unit of the Chambara Formation. Mineralization is associated with the conversion of limestone to dolomite, which creates porosity and permeability within the rock formations. It is believed that mineralizing fluids passed through structurally controlled vertical feeder zones and into adjacent near-horizontal rock formations to produce mineralized vertical replacement bodies and stratigraphically controlled near-horizontal manto deposits. Drilling of stratigraphic targets has shown that certain coarser-grained facies of the stratigraphy are the best hosts for manto mineralization. Stratigraphically controlled mineralization is typically one to several meters in thickness, but often attains thicknesses of five to ten meters.

Karst features are localized along the feeder faults and locally produce "breakout zones" where mineralization may extend vertically across thick stratigraphic intervals where collapse breccias have been replaced by ore minerals. Mineralized karst structures are up to 50 meters in width (horizontal), up to 100 meters vertically, and up to hundreds of meters along strike.

Evidence for these breakout zones is provided by the following drill holes from various locations on the property:

BreakoutZone Name	Drill HoleNumber	Intercepts(meters)	Zinc%	Lead%	Zinc+Lead%
Sam	GC-17FC-23	58.881.5	12.04.8	2.80.8	14.85.6
Karen	A-1	36.2	12.8	2.7	15.5
V-1021	V-21	92.0	5.5	1.7	7.2
South Zone	V-44V-169	28.351.6	15.27.1	0.80.7	16.07.8
San Jorge	V-297	56.6	22.69	1.15	23.84

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

From November 2018 to October 2019, Nexa completed a 39-hole, 17,033-meter core drilling program. The majority of holes were drilled 2019. The program had three major objectives: 1) extend the San Jorge near-vertical replacement body to the south and the adjacent near-horizontal manto bodies to the east; 2) offset previously drilled hole V-21 in the northern part of Florida Canyon to determine if it represented a significant near-vertical replacement body with horizontal mantos similar to the San Jorge Zone; and 3) extend horizontal mantos in the central and northern parts of the Florida Canyon drilling footprint. All three objectives were successfully achieved.

All past drilling conducted is within a footprint measuring approximately 2.5 kilometers long in a north-south direction and a little over a kilometer in an east-west direction. The entire drill pattern is within what we have informally labeled the Florida Canyon district. Within this district, several zones of strong zinc mineralization have been defined. The two zones with the largest amount of drilling are the San Jorge and the Karen-Milagros zones. We believe that additional detailed drilling of the newly delineated 1021 zone in the northern part of the Florida Canyon district has potential to add significant new resources. Drilling indicates that, for the most part, the entire Florida Canyon district remains open to expansion and the identified zones are interconnected. Better 2018-2019 drill-hole intercepts are provided in the table below:

2018-2019 Mineralized Intersections
Drill Hole	Intercept	Zinc	Lead	Silver	ZnEq*
Number	Meters	(%)	(%)	(grams/t)	(%)
PEBGD-03	1.3	42.7	15.0	83.0	56.9
PEBGD-04	1.3	40.5	0.0	4.8	40.6
PEBGD-08	4.4	16.8	1.1	32.1	18.3
PEBGD-10	48.9	5.2	1.0	11.5	6.2
including	17.5	11.3	2.2	25.4	13.7
PEBGD-15	12.4	14.9	0.0	8.9	15.1
PEBGD-24	4.1	18.6	0.9	5.7	19.5
PEBGD-25	6.3	7.7	0.5	3.2	8.2
and	8.8	5.2	1.5	18.1	6.9
PEBGD-30	6.7	18.4	0.0	10.6	18.7
PEBGD-31	7.4	11.3	1.7	14.5	13.1
PEBGD-32	9.3	23.5	2.8	18.1	26.5
PEBGD-33	9.9	5.9	1.6	12.9	7.7
PEBGD-36	6.1	20.1	5.6	42.4	25.6
and	1.8	35.2	0.5	69.7	37.1
PEBGD-38	9.7	22.8	0.2	11.8	23.2
PEBGD-39	3.3	37.7	9.6	65.5	47.1

*Zn-Eq was calculated using the following price assumptions: Zn=$1.10/lb., Pb=$0.91lb., Ag=$16.50/oz.
Reported intervals are estimated to be at least 80% of the true thickness
Numbers in this table may not add exactly as numbers have been rounded to the nearest decimal

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

9. Prefeasibility Studies

Nexa, either through its engineering staff or contracted independent mining engineering firms, has conducted prefeasibility-level studies to provide estimates of deposit size and grade, mining and processing recoveries, sizing of appropriate scale of operations, infrastructure design, and capital and operating cost estimates at a level of detail varying from preliminary economic assessment to prefeasibility levels. These studies were generally performed between 2007 and 2014.

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

10. Reserves and Resources

There are no reported mineral reserves.

11. Mining Operations

No commercial mining operations to recover metals have occurred on the project. However, in September 2010 Nexa initiated an underground tunneling program to access mineralization and completed its underground work in 2013. As of December 31, 2019, 700 meters of tunneling were completed.

12. Planned Exploration and Development

Nexa is currently working on a new NI-43101 compliant resource estimate incorporating the 2018-2019 drill hole assay results. This new estimate is expected to be completed by the end of the first quarter of 2020. Nexa is also planning to permit 84 new drilling platforms and associated interconnecting roads scattered over an area approximately six kilometers by five kilometers in 2020. These proposed platforms are located immediately south and southeast of the current Florida Canyon drilling footprint. Permitting is expected to take approximately one year. Drilling may be possible for the 2021 field season, depending upon the grant of permits and funding approvals by Nexa. Nexa is also planning to conduct a new metallurgical study beginning in the second quarter of 2020. This study is expected to be completed in the second quarter of 2020. In addition, Nexa plans to conduct additional road construction in 2020 to access local communities as part of their social commitment to these communities.

Lik Project (Alaska)

1. Property Description and Location

(Map of Lik Property) Lik.jpg

The Lik property consists of 47 contiguous Alaska state mining claims. The contiguous claims have been grouped together for the purpose of working and operating under a common plan of development for the benefit of all of the claims. The claims cover an area of approximately 6,075 acres (2,460 ha). The claims are located in the southwestern DeLong Mountains in the Wulik River drainage.

To retain the state claims, the Company is required to make annual rental payments to the State of Alaska. The estimated rental payments for 2020 are $7,000. Property holders are also required to perform assessment work with the amount dependent on the area of the State claims. Excess assessment expenditure credits may be carried forward for a maximum of four years. If required, payments may be made in lieu of work to allow retention of the property for a period of five consecutive years. The geographical coordinates of the Lik deposit are approximately 163o 12’ W and 68o 10’ N. The figure above illustrates the location of the Lik property.

2. Acquisition History and Joint Venture Arrangement

Solitario acquired its 50% interest in the Lik property from the acquisition of Zazu Metals Corp (“Zazu”) on July 12, 2017. As a result of the Acquisition, Zazu became a wholly owned subsidiary of Solitario. Prior to that, Zazu acquired its 50% interest in the Lik property from GCO Minerals Company, a wholly owned subsidiary of the International Paper Company (“GCO”), on June 28, 2007 by making a cash payment to GCO of $20,000,000 and granting GCO a 2% net proceeds interest. GCO also owns an additional 1% net profits interest in the Lik property from a 1997 agreement.

The Company is participating in the exploration and possible development of the Lik property through a joint venture with Teck American Incorporated (50%), a wholly owned subsidiary of Teck Resources Limited (collectively “Teck”). The terms of the joint venture were governed by the Lik Block Agreement, made as of January 27, 1983, between Houston Oil & Minerals Exploration Company (“HOMEX”) and GCO. HOMEX assigned its interest in the Lik Block Agreement to Echo Bay Mines Ltd., which, in turn, assigned such interest to Teck.

Under the terms of the Lik Block Agreement, GCO held a 50% interest, and the right to increase its interest to up to 80% provided that GCO met an inflation-adjusted work commitment. The required expenditure amount was originally $25 million when defined in 1983 and increased with inflation indexing and escalations to approximately $43 million at the time Solitario acquired Zazu. As of January 27, 2018, we estimated that approximately $22 million had been incurred towards the inflation adjusted $43 million expenditure required to earn an additional 30% interest in the property.

As the Company did not spend the full inflation-adjusted expenditure amount by January 27, 2018, the Lik Block Agreement terminated. Consequently, as of December 31, 2019, Teck retains its 50% participating interest in the Lik property, and Teck and Solitario are negotiating a new a joint operating agreement that will govern all further operations relating to the Lik property. We anticipate that under such joint operating agreement, Solitario, as successor to GCO, may be the operator and may have full and exclusive control of the Lik property, its facilities and production as well as the exploration, development and mining undertaken pursuant to the Lik Block Agreement. The current agreement requires unanimous approval by the parties for annual expenditures in excess of $1 million. In July 2018, the Company and Teck signed a Joint Exploration Agreement (“JEA”) whereby both parties agreed to fund a surface exploration program on a 50%-50% basis for 2018. In January 2019, the Company and Teck signed an Addendum to extend the JEA to January 31, 2020. However, pending the completion of a new joint operating agreement, an extension to the JEA is expected to be signed prior to the end of the first quarter 2020 to further extend the terms of the JEA into early 2021 to provide for the planned 2020 exploration program on the project. Teck was designated the operator for only the 2019 and 2018 programs and is expected to be the designated operator under the planned extensions of the JEA only for the upcoming 2020 program.

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

Zazu completed diamond drilling programs during the 2007, 2008 and 2011 summer field seasons. From 2009 through 2014, Zazu conducted a suite of economic, engineering, environmental and metallurgical studies on the Lik property, culminating with the completion of a PEA in 2014.

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

6. Prior Exploration and the Results of the 2019 Exploration Program

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

The 2019 exploration program consisted of geologic mapping, geochemical sampling, re-logging of old core, XRF analysis for trace elements in old core, reinterpretation of the stratigraphic and structural setting in the vicinity of the Lik deposit and ground gravity geophysical surveying. The geologic mapping program resulted in a better understanding of the stratigraphic and structural control of mineralization at Lik, and the potential trend of mineralization to the north. Geochemical sampling indicates an area of elevated geochemistry to the north that could be proximal to zinc mineralization. The gravity survey results are somewhat uncertain, but may point to an area of interest, also to the north. The stratigraphic and structural reinterpretation in the vicinity of the Lik deposit suggests the potential for stacked deposits below the Lik deposit.

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

Typical Mineralized Intersections
HoleNo.	From(m)	To(m)	Length(m)	Zn(%)	Pb(%)	Ag(g/t)
5	54.56	78.79	24.23	19.72	6.27	126.5
16	80.16	94.49	14.33	21.67	7.01	230.4
21	129.54	135.33	5.79	7.07	1.88	8.6
24	40.87	50.14	9.27	11.09	1.44	51.1
38	45.90	63.76	17.86	8.13	1.80	48.0
38	70.53	87.75	17.22	8.92	2.08	28.8
43	35.66	40.69	5.03	17.66	3.62	8.6
43	60.96	80.28	19.32	9.07	2.49	47.7
43	84.73	91.04	6.31	21.07	5.95	111.4
68	32.31	53.43	21.12	13.34	2.85	56.9

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

Zazu completed two diamond drilling programs during the 2007 and 2008 to further test the Lik South deposit and to obtain samples for metallurgical testing. At the end of 2008, most of the Lik South deposit had been tested on lines spaced at 200 ft. with holes spaced at about 100 ft.

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
.
10. Prefeasibility Studies

Zazu completed a PEA in 2014 that incorporated a variety of prefeasibility level studies into the analysis. These studies included resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on the base case parameters. The PEA envisioned an open pit mining operation with a 5,500 ton per day floatation mill for processing resulting in a nine-year mine life. Concentrates would be handled through the DMTS road and port system that currently handles all concentrate produced by the nearby Red Dog zinc mine of Teck. A summary of metallurgical testing and mineral processing is provided below. The PEA analyzed the Lik project as a stand-alone operation building its own independent processing, tailings and port facilities.

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

13. Planned Exploration and Development

Solitario and Teck are in discussions to jointly fund a 2020 exploration program with Teck acting as project operator. The program, if approved, consists of drilling two or three core holes totaling approximately 1,000 meters. Drill targets under consideration include an area approximately one kilometer north of Lik and also below the Lik deposit to test for stacked mineralized horizons. Drilling is expected to begin during the 2020 summer field season. We expect to reach a final decision on this program during the first quarter of 2020.

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

 The original purpose of the Chambara joint venture was to collectively pool independently owned Solitario and Nexa properties into a jointly held joint venture. These properties were located within a large area of interest in northern Peru measuring approximately 200 by 85 kilometers, but outside of the Florida Canyon property position. Nexa originally contributed 52 mineral concessions within the area of interest totaling 52,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. We contributed 9,600 hectares of mineral claims and an extensive exploration data base in our possession for an 85% interest in Minera Chambara. Existing and future acquired properties subject to the terms of the shareholders’ agreement will be controlled by Minera Chambara. Minera Chambara dropped selected concessions in 2013 and 2016 and acquired the rights to 13 new concessions totaling 11,600 hectares in 2017. This resulted in Minera Chambara holding 36,400 hectares of valid concessions that completely surround the Florida Canyon project area held by Minera Bongará. As of December 31, 2019, Minera Chambara’s only assets are the properties and Minera Chambara has no debt. Nexa may increase its shareholding interest to 49% through cumulative spending of $6,250,000 and may further increase its interest to 70% by funding a feasibility study and providing for construction financing for Solitario's interest. If Nexa provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

 The project has been on care and maintenance in recent years. Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property. Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government. Concession costs in 2020 to be paid by Nexa are estimated to be $527,000.

La Promesa Project (Peru)

The La Promesa property, acquired in 2008, consists of three concessions totaling 2,600 hectares. Currently, our only holding costs for the mineral rights are annual payments of nine dollars per hectare to the Peruvian government. Total holding costs in 2020 will be approximately $34,000. A subsidiary of Newmont holds a 2% net smelter return (“NSR”) on the property.

During the past several years Solitario has conducted an active social engagement program with the community located near the La Promesa project area with the objective of obtaining a community agreement to support exploration activities, including drilling. To date, no agreement has been signed and we are planning to conduct limited exploration activities on the property in 2020. In Peru, a community agreement is required in order to obtain drilling permits. During 2020 our objectives are to complete an agreement with the local community, to conduct surface exploration, and if warranted, conduct a drilling program.

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

Discontinued Projects

We did not abandon any mineral properties during 2018 or 2019.

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

“Carbonaceous” means a compound relating to or containing carbon.

“Chert” means a sedimentary rock of microcrystalline quartz (the mineral form Silicon dioxide - SiO2).

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

“Galena” means a bluish gray or black mineral of metallic appearance, generally the chief ore of lead sulfide.

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

“Metallurgy” means the domain of materials science and engineering that studies the physical and chemical behavior of metallic elements and their inter-metallic compounds, alloys.

“Mineralization” means the concentration of metals within a body of rock.

“NSR” means net smelter return royalty.

“opt” or “oz/ton” means ounces per ton.

“Ore” means material containing minerals that can be economically extracted.

“Ounce” means a troy ounce.

“Oxide” means a mineral class in which the chemical compound that typically contains an 0 -2 oxygen atom in its chemical formula.

“Pyrite” means a compound of iron sulfide (FeSO2) commonly found in mineral rich areas.

 “Reserves” or “Ore Reserves” means that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

“Sampling” means selecting a fractional, but representative, part of a mineral deposit for analysis.

“Shale” means a fine-grained sedimentary rock that forms from the compaction of silt and clay commonly referred to as mud.

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

 “Ton” means a short ton (2,000 pounds).

“Tonne” means a metric measure that contains 2,204.6 pounds or 1,000 kilograms.

“Vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE American exchange under the symbol “XPL” and on the TSX under the symbol “SLR.” Since 2008 trading volume of our common stock on the NYSE American exchange has exceeded the trading volume of our stock on the TSX by a substantial margin.

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

On January 24, 2019, the Board of Directors granted 150,000 stock options under the 2013 Plan. These options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, and have an exercise price of $0.28 per share, and a grant date fair value of $23,000, based upon a Black-Scholes model with a an expected volatility of 64%, and a risk free interest rate of 2.4%.

Equity Compensation Plan Information as of December 31, 2019:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2013 Plan – US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2013 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,373,000	0.58	1,326,438
Equity compensation plans not approved by security holders	-	N/A	-
Total 2013 Plan	4,373,000	0.58	1,326,438

Holders of our common stock

As of February 28, 2020, we have approximately 3,155 holders of our common stock.

Dividend policy

We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Issuer purchases of equity securities

The following table provides information about our purchase of our common shares during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2019 – October 31, 2019	1,800	$0.29	1,800	1,031,200
November 1, 2019—November 30, 2019	-	N/A	-	1,031,200
December 1, 2019—December 31, 2019	500	$0.27	500	1,030,700

(1)
On October 28, 2015, the Board of Directors authorized a share repurchase program pursuant to which Solitario may acquire up to 2 million of its common shares. All purchases listed were made in open-market transactions through a broker dealer. During 2019 the Board of Directors extended the termination date of the repurchase program to December 31, 2020; however, the repurchase program may be suspended or discontinued at any time and does not obligate Solitario to acquire any particular amount of our shares. During the years ended December 31, 2019 and 2018, we purchased 38,400 and 263,100 shares of Solitario common stock, respectively, for an aggregate purchase price of $13,000 and $101,000, respectively. As of December 31, 2019, we have purchased a total of 969,300 shares of Solitario common stock for an aggregate purchase price of $462,000 under the share repurchase program since its inception.

Item 6. Selected Financial Data

The following table summarizes the consolidated statements of operations and balance sheet data for our business since January 1, 2015. This data has been derived from our audited consolidated statements of operations for each of the five years ended December 31, 2019 and our audited consolidated balance sheets as of December 31, 2019, 2018, 2017, 2016 and 2015. You should read this information in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Solitario's historical consolidated financial statements and notes included in Item 8, "Financial Statements and Supplementary Data." The information set forth below is not necessarily indicative of future results.

Balance sheet data:	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Total current assets	$8,756	$12,136	$14,613	$16,797	$17,990
Total assets	$24,532	$27,903	$30,395	$17,614	$18,054
Working capital (1)	$8,487	$11,448	$14,472	$16,671	$17,811
Long-term debt	$-	$-	$-	$-	$-
Shareholders' equity	$24,131	$27,090	$30,129	$17,488	$17,875

Statement of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Revenue, net – mineral property sale	$408	$502	$-	$-	$-
Net (loss) income	$(3,289)	$(3,598)	$(942)	$(1,710)	$8,872
Per share information:
Basic and diluted
Net (loss) income	$(0.06)	$(0.06)	$(0.02)	$(0.04)	$0.23

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

(a). Recent Developments

On January 22, 2019, we completed the sale of our interest in certain royalties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”), for Cdn$600,000 (the “Royalty Sale”). The Royalty Sale covered (i) a royalty on the formerly Solitario-owned 125,000-acre polymetallic Pedra Branca palladium, platinum, gold, nickel, cobalt and chrome project in Brazil, (ii) a royalty covering 3,880 acres of non-producing exploration properties in Mexico, and (iii) a purchase option on royalties covering 11 separate non-producing properties covering over 16,500 acres in Montana. At the closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note was originally due December 31, 2019, accrued 5% per annum simple interest, payable on a quarterly basis, and is convertible into common shares of SilverStream, at the discretion of SilverStream, by providing a notice to us of conversion. In December of 2019, Solitario and SilverStream agreed to extend the due date of the SilverStream Note to June 30, 2020, and to increase the interest rate to 8% per annum simple interest. All other terms of the SilverStream Note remained the same. SilverStream may only provide a notice of conversion if SilverStream has completed an initial public offering during the term of the SilverStream Note for minimum proceeds of Cdn$5,000,000; otherwise the SilverStream Note will be payable in cash at the maturity date. Pursuant to the terms of the SilverStream Note, if SilverStream were to complete an initial public offering and the SilverStream Note was converted, we would receive common shares converted at 85% of the weighted average quoted price of a share of SilverStream common stock for the most recent 10-day period prior to the notice of conversion. During 2019, we recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000. We recorded interest income of $12,000 from the SilverStream Note during 2019. As of December 31, 2019, the SilverStream Note was recorded at $268,000, based upon the current US dollar / Canadian dollar exchange rate, and Solitario recorded a credit to exchange gain of $5,000, included in general and administrative expense during 2019.

(b). Business Overview and Summary

We are an exploration stage company at December 31, 2019 under Industry Guide 7, as issued by the SEC. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, we became a publicly traded company on the Toronto Stock Exchange (the "TSX") through our initial public offering. We have been actively involved in mineral exploration since 1993. Our primary focus is the acquisition and exploration of zinc-related exploration mineral properties. However, we continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or to create a royalty up to the development stage of the project (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own, or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic corporate transactions as a means to acquire and interest in new precious and base metal properties and assets with exploration potential as well as other potential corporate transactions and combinations determined to be favorable to Solitario.

Our geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At December 31, 2019, we consider our carried interest in our Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, at December 31, 2019, we have one exploration property in Peru. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries of both South and North America.

As of December 31, 2019, we have significant balances of cash and short-term investments that we anticipate using, in part, to fund planned 2020 exploration, to further the exploration of our Lik project, conduct exploration on the La Promesa project in Peru, and to potentially acquire additional mineral property assets. The fluctuations in commodity prices of base and precious metals has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Historically, we have recorded revenues and met our need for capital in the past through (i) the sale of properties and assets; (ii) joint venture payments, including delay rental payments; (iii) a royalty sale on our former Mt. Hamilton property; (iv) the sale of our shares of Vendetta and Kinross common stock; (v) long-term debt secured by our mineral property; (vi) short-term margin borrowing; and (vii) issuances of common stock. During 2019 we recorded mineral property income of $408,000 from the Royalty Sale, discussed above. During 2018 we recorded mineral property income from the sale of our Yanacocha Royalty of $502,000. In 2015 we recorded a gain on the sale of our interest in Mount Hamilton LLC of $12,309,000. During June 2012, we sold a royalty interest in our Mt. Hamilton project to Sandstorm Gold Ltd. for $10,000,000. Previous to the sale of our interest in Mt. Hamilton LLC, our last significant cash proceeds from a property or asset sale were recorded in 2000 upon the sale of our former Yanacocha property for $6,000,000.  Proceeds from the sale or joint venture of properties, although significant when they occur, have not been a consistent annual source of cash and would occur in the future, if at all, on an infrequent basis. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

(c). Results of Operations

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

We had a net loss of $3,289,000 or $0.06 per share for the year ended December 31, 2019 compared to a loss of $3,598,000 or $0.06 per basic and diluted share for the year ended December 31, 2018. As explained in more detail below, the primary reasons for the decrease in net loss during 2019 compared to 2018 was a decrease in (i) general and administrative expense to $1,368,000 during 2019 compared to general and administrative expense of $1,954,000 during 2018; (ii) an increase in interest income to $252,000 during 2019 compared to interest income of $192,000 during 2018 and (iii) a reduction in the unrealized loss on marketable equity securities to $711,000 during 2019 compared to a unrealized loss on marketable equity securities of $1,058,000 during 2018. Partially offsetting these factors that served contributed to the decrease in our net loss in 2019 were (i) a reduction in mineral property sale revenue to $408,000 from the Royalty Sale during 2019 compared to $502,000 from the sale of our Yanacocha Royalty during 2018; (ii) an increase in exploration expense to $1,807,000 during 2019 compared to exploration expense of $1,254,000 during 2018 and (iii) a loss on derivative instruments of $38,000 during 2019 with no similar item during 2018. Each of these items is discussed in greater detail below.

Our primary exploration activities during 2019 and 2018 were related to the Florida Canyon drilling program, started in 2018 and completed in 2019. Solitario agreed to pay a total of $1,580,000 toward a 39-hole 17,033- meter drilling program at Florida Canyon in three tranches based upon Nexa completing a fixed number of meters of drilling (the “Drilling Program”). During the fourth quarter of 2018, Nexa completed the first tranche of drilling, and Solitario recorded $527,000 of exploration expense related to the Drilling Program during 2018 accrued as accounts payable at December 31, 2018. This compared to exploration expense of $1,054,000 related to the Drilling Program during 2019 when Nexa completed the remaining drilling commitment. In addition, we incurred other exploration expenses at Florida Canyon of $18,000 and $24,000, respectively, during 2019 and 2018 not related to the Drilling Program. Nexa is evaluating the 2020 exploration program at Florida Canyon, however Solitario is not required to provide any of the exploration funding at Florida Canyon during 2020. Solitario incurred $199,000 of exploration expense during 2019 at its Lik project in Alaska as part of a 50/50 exploration program managed by its joint venture partner, Teck. This compares to exploration expense of $125,000 at the Lik project during 2018. During 2019, Teck completed extensive re-logging, re-mapping and related field work at Lik which resulted in the increased costs during 2019 compared to 2018. We are evaluating, along with Teck, a modest drilling program. The program, if approved, consists of drilling two or three core holes totaling approximately 1,000 meters. Drill targets under consideration include an area approximately one kilometer north of Lik and also below the Lik deposit to test for stacked mineralized horizons. Solitario would be responsible for 50% of the expenditures. During 2019 and 2018 we incurred exploration expense of $92,000 and $86,000, respectively, at our La Promesa project in Peru. These expenditures primarily related to community agreements and general exploration activities. We are planning a very limited exploration effort at La Promesa during 2020 and expect our related expenditures there will be lower during 2020 than in 2019. The remaining exploration expenditures during 2019 and 2018 related to reconnaissance work, including the evaluation of potential mineral properties for acquisition. We anticipate our 2020 reconnaissance exploration expenditures will be reduced from our 2019 expenditures. Our 2020 total exploration and development budget is approximately $976,000, which reflects the significant reduction in the expenditures at Florida Canyon, La Promesa and reconnaissance exploration, and the anticipated increase in exploration at our Lik project during 2020. Although we may acquire new mineral exploration properties during 2020, our 2020 exploration budget does not reflect any costs for projects we do not currently own. Our planned exploration activities in 2020 may be modified, as necessary for any drilling programs we may undertake, changes related to potential acquisition of new properties, joint venture funding, commodity prices and deployment of our capital.

Exploration expense (in thousands) by property consisted of the following:

Property Name	2019	2018
Florida Canyon	$1,072	$550
Lik project	199	125
La Promesa	92	86
Reconnaissance exploration activity	444	493
Total exploration expense	$1,807	$1,254

We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense which is discussed below. Excluding these costs, general and administrative costs were $1,025,000 during 2019 compared to $1,294,000 during 2018. We reduced salary and benefits expense to $427,000 during 2019 compared to $619,000 during 2018 as a result of reductions in staff and salaries. In addition, (i) legal and accounting costs decreased to $185,000 during 2019 compared to $208,000 during 2018, primarily due to reduced activity; (ii) travel and investor relation costs decreased to $271,000 during 2019 compared to $308,000 during 2018 as a result of reductions in personnel and reduced market activities; (iii) we recorded directors and officer insurance expense of $53,000 during 2019 compared to $60,000 during 2018; and (iv) other costs related to office, insurance and miscellaneous costs decreased to $89,000 during 2019 compared to $99,000 during 2018. We anticipate general and administrative costs for 2020 will be similar to the costs incurred during 2019; however, this amount may vary significantly during 2020 depending on the outcome of our property evaluations and any strategic transactions we may attempt to execute upon. We have forecast 2020 general and administrative costs to be approximately $1,122,000, excluding non-cash stock option compensation expense.

We account for our employee stock options under the provisions of Accounting Standards Codification No. 718 (“ASC No. 718”). We recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight-line amortization of the grant date fair value of each of its outstanding options. During the year ended December 31, 2019, we recorded $343,000 of non-cash stock option expense for the amortization of our outstanding options grant date fair value with a credit to additional paid-in-capital compared to $660,000 of non-cash stock option compensation expense during 2018. The amount was higher during 2018 primarily due to the amortization of 2,300,000 Conditional Options, which were approved on June 19, 2018 by our shareholders, and we recorded $422,000 of stock option compensation related to those options during 2018 for the vested portion of the grant date fair value of those options as of the date of approval. The majority of our remaining stock option compensation during 2019 and 2018 related to the normal vesting of other outstanding options. See Note 11, “Employee Stock Compensation Plans,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data to this Form 10-K” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

We recorded an unrealized loss on marketable equity securities of $711,000 during 2019 in the statement of operations compared to an unrealized loss on marketable equity securities of $1,058,000 recorded during 2018. The loss in both periods was primarily related to a decrease in the value of our holdings of 11,000,000 shares of Vendetta common stock, which decreased from a fair value of $2,192,000 at December 31, 2017 to a fair value of $1,249,000 at December 31, 2018, to a fair value of $424,000 at December 31, 2019, based on quoted market prices. In addition, we acquired an additional 3,450,000 common shares of Vendetta as part of the acquisition of certain Vendetta units in July of 2019, which decreased in the allocated fair value from the date of acquisition of $165,000 to a fair value of $133,000 on December 31, 2019, each unit consisting of one common share and one warrant to acquire one common share (the 2019 Vendetta Warrants). In addition, we recorded an unrealized gain on marketable equity securities of $150,000 during 2019 compared to an unrealized loss of $108,000 on our holdings of Kinross during 2018. We adopted ASU 2016-01 in the first quarter of 2018. We recorded a cumulative-effect adjustment for the change in accounting principle to accumulated deficit of $576,000 related to the adoption of ASU 2016-01. See Note 12, “Shareholders’ Equity” to the consolidated financial statements.

As of December 31, 2019, we had 14,450,000 shares of Vendetta common stock and 3,450,000 2019 Vendetta Warrants. We may sell some of our marketable equity securities from time to time during 2020 for working capital needs; however, we do not expect to sell all of our holdings of marketable equity securities during 2020. Any proceeds we may receive from sales of marketable equity securities during 2020 will be dependent on the quoted market price of the securities sold on the date of sale and may be at prices below the fair value at December 31, 2019. See “Liquidity and Capital Resources” below.

We recorded a loss on derivative instruments of $38,000 during 2019 primarily related to a loss on our 2019 Vendetta Warrants of $47,000 based upon a Black-Scholes model. This loss in value of the 2019 Vendetta Warrants was primarily related to a reduction in the price per share of Vendetta common stock, which was Cdn$0.09 per share when Solitario acquired the 2019 Vendetta Warrants and was Cdn$0.05 on December 31, 2019. Partially offsetting this decrease was a gain of $9,000 on certain Kinross covered call options we sold during the third quarter of 2019. We may continue to sell covered Kinross call options during 2019. There were no outstanding derivative instruments during 2018.

We recorded $25,000 of depreciation and amortization during 2019 compared to $25,000 of depreciation and amortization during 2018. The majority of our depreciation relates to depreciation on equipment acquired in 2017 as part of the acquisition at the Lik project. We amortize these assets over a five-year period. We anticipate our 2020 depreciation and amortization expense will be similar to our 2019 depreciation expense.

We recorded interest income of $252,000 during 2019 compared to interest income of $192,000 during 2018. The increase during 2019 was primarily related to an increase in the value of our mark-to-market investment in United States Treasury securities, which have a life of 30 days to 17 months, as a result of declining interest rates. The increase in interest income was partially mitigated by a reduction in our outstanding balance of United States Treasuries. We anticipate our interest income will decrease in 2020 compared to 2019 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources,” below, for further discussion of our cash and cash equivalent balances.

We recorded no deferred tax expense or benefit in either 2019 or 2018 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. See Note 7, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2019 and 2018. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early stage mineral property and its related value for future sale, joint venture or development by us or others. We had no mineral property impairments during 2019 or 2018.

(d). Liquidity and Capital Resources

Cash

As of December 31, 2019, we had $574,000 in cash. We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and the potential acquisition of mineral properties and other assets over the next several years. We may also use a portion of these assets to repurchase shares of our common stock, pursuant to the terms of a stock buy-back program discussed below.

Short-term Investments

As of December 31, 2019, we have $6,829,000 of our current assets in United States Treasury securities (“USTS”) with maturities of 30 days to 17 months. The USTS are recorded at their fair value, based upon quoted market prices. The USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our USTS not used for operating costs or mineral property acquisitions as they mature during 2020.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock at December 31, 2019. The Kinross shares are recorded at their fair value of $474,000 at December 31, 2019. As of December 31, 2019, we own 14,350,000 shares of Vendetta common stock recorded at their fair market value of $556,000 based upon quoted market prices. In addition, we own other marketable equity securities with a fair value of $9,000 as of December 31, 2019 based upon quoted market prices. Changes in the fair value of marketable equity securities are recorded as gains and losses in the statements of operations.

Working Capital

We had working capital of $8,487,000 at December 31, 2019 compared to working capital of $11,448,000 as of December 31, 2018. Our working capital at December 31, 2019 consists primarily of our cash and cash equivalents, our investment in USTS, discussed above, and our marketable equity securities, less our current liabilities of $269,000. As of December 31, 2019, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

At December 31, 2019, options to acquire 4,373,000 shares of our common stock were outstanding. There are 2,774,000 options that are vested and exercisable at December 31, 2019. At December 31, 2019, our outstanding options include 150,000 options granted during 2019 that are in the money with an exercise price of $0.28 per share, which is below the market price of a share of Solitario common stock at December 31, 2019 of $0.30 per share as quoted on the NYSE American exchange. See Note 11, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data of this Form 10-K for a discussion of the activity in our 2013 Plan during 2019 and 2018. We do not anticipate that stock option exercises will be a significant source of cash during 2020.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2019, our Board of Directors extended the term of the share repurchase program until December 31, 2020. All shares purchased to date have reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Exchange Act. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been or will be made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program are being funded using the Company’s working capital. As of December 31, 2019, since the inception of the share repurchase program, we have purchased a total of 969,300 shares for an aggregate purchase price of $462,000 and these shares are no longer included in our issued and outstanding shares. We anticipate we will continue to purchase shares under the share repurchase plan during 2020 as determined by management.

Off-balance sheet arrangements

As of December 31, 2019, and 2018, we have no off-balance sheet arrangements.

(e). Cash Flows

Net cash used in operations during the year ended December 31, 2019 increased to $2,639,000 compared to $1,357,000 for the year ended December 31, 2018 primarily as a result of (i) the Drilling Program, which included the use of cash of $1,580,000, during 2019, as discussed above, compared to no use of cash for the Drilling Program during 2018, as the payment of $527,000 for the first tranche of drilling completed during 2018, was accrued as an accounts payable in 2018 and paid in 2019 and (ii) a reduction in mineral property revenue to $408,000 during 2019 for the Royalty Sale, of which $186,000 was received in cash, compared to the sale of our Yanacocha Royalty for cash of $502,000 during 2018. Partially offsetting this increased use of cash in operations was (i) a decrease in general and administrative expense, excluding non-cash stock option compensation to $1,025,000 during 2019 compared to $1,294,000 during 2018 and (ii) additional interest income of $252,000 during 2019 compared to $192,000 during 2018. These items are discussed in further detail above under “Results of Operations.”

Net cash provided by investing activities increased to $3,109,000 during 2019 compared to net cash provided of $1,361,000 during 2018. The primary source of cash was the sale of short-term investments of $3,338,000 during 2019 compared to $1,371,000 during 2018. During 2019 we used $233,000 to purchase of Vendetta units. There were no other significant provisions or uses of cash during 2019 or 2018. We anticipate we will continue to utilize proceeds from the sale of our short-term investments to fund our operations during 2020.

The net cash used in financing activities of $13,000 during 2019 and $101,000 during 2018 were for the repurchase of common stock for cancellation, discussed above. We anticipate we will use a limited amount of cash approximating expenditures during each of the past two years for the repurchase of shares during 2020.

(f). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

Development Activities

We do not have any ongoing mineral development activities, which are activities for the development of mineral properties with reserves for potential mining.

Exploration Activities

A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest, to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2019 mineral and surface property rental and option payments, included in exploration expense, were $13,000. Our 2020 total exploration property rentals and option payments for properties we own, have under joint venture, or operate are estimated to be approximately $859,000. Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf or reimburse us approximately $816,000 of these annual payments. These obligations are detailed below under “Contractual Obligations.” In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies, as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures and have not had a material effect on our financial position. For the years ended December 31, 2019 and 2018, we have not capitalized any costs related to environmental control facilities. We do not anticipate our exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

Contractual Obligations

The following table provides an analysis of our contractual obligations:
	As of December 31, 2019 Payments due by period
(in thousands)	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations (1)	$48	$41	$7	$-	$-
Mineral property option and lease payments (2)	$43	$43	$-	$-	$-

(1)
Lease obligation on our Wheat Ridge Colorado office.

(3)
Mineral property payments under lease and property claim and concession payments for the next year, net of joint venture payments.

(g). Exploration Joint Ventures, Royalty and Other Properties

The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2019. Please also see Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

Florida Canyon

The Florida Canyon project is an advanced-stage high-grade zinc project in Peru. Based on extensive exploration and development work conducted to date, we believe the property has potential to be developed into a mine over the next several years. The project is held in a joint venture between Nexa (61%) and Solitario (39%).

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

The terrain at Florida Canyon is steep and previous project access supporting surface and underground work programs was conducted by helicopter. The lack of road access restricted the scope of field activities to further advance the project. During 2019 limited work was undertaken on road access to the project, and Nexa expects to continue to work on completing the road access during 2020. During 2019, Nexa completed the Drilling Program and several significant drill intercepts were encountered. Solitario reported the results of the drill intercepts during 2019. Nexa is evaluating the results of the Drilling Program and Solitario anticipates Nexa will continue the exploration of Florida Canyon during 2020. Should Nexa complete the road, heavy equipment will be able to enter the project area and allow feasibility related activities to proceed more efficiently. Important future activities that may be facilitated by the completion of the road are the construction of an underground tunnel into the Karen-Milagros high-grade zinc zone, detailed underground resource/reserve definition drilling, surface drilling designed to increase the project resources and additional feasibility-related studies.

Solitario’s payments of $1,580,000 related to the Drilling Program are in the form of an advance on Solitario’s commitment to fund 30% of any future development of Florida Canyon under the original joint venture agreement between Solitario and Nexa. Accordingly, in the event Florida Canyon is developed, which cannot be assured at this time, the funds paid to Nexa related to the Drilling Program, will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay any loans from Nexa for future development costs at Florida Canyon.

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

During 2019 Solitario and Teck jointly funded a gravity geophysical program, geologic mapping, geochemical sampling, an evaluation of past baseline environmental work for mine permitting previously initiated by Zazu, and rehabilitation work at the Lik camp. Based on this work, Teck and Solitario are evaluating a modest drilling program at Lik for 2020. The program, if approved, consists of drilling two or three core holes totaling approximately 1,000 meters. Drill targets under consideration include an area approximately one kilometer north of Lik and also below the Lik deposit to test for stacked mineralized horizons. It is anticipated Teck will manage the 2020 exploration program as the designated operator during 2020, although Solitario will remain the operator of the joint venture in subsequent years.

Other Properties

Our 2020 total exploration and development budget is approximately $976,000 for exploration and evaluation of the Lik project as well as our La Promesa project and evaluation of potential new acquisitions of properties primarily in Peru and in other regions of North and South America. We expect to carry out our exploration activities during 2020 utilizing Teck at Lik and our own employees and contract geologists on our other projects.

 (h). Discontinued Projects

We had no mineral property impairments during 2019 or 2018. We did sell certain royalty properties in the Royalty Sale during 2019, discussed above under “Recent Developments.”

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
Wheat Ridge, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solitario Zinc Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Denver, Colorado
February 28, 2020

SOLITARIO ZINC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share amounts)	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$574	$117
Short-term investments, at fair value	6,829	10,223
Investments in marketable equity securities, at fair value	1,039	1,585
SilverStream note receivable	268	-
Prepaid expenses and other	46	211
Total current assets	8,756	12,136

Mineral properties	15,617	15,657
Other assets	159	110
Total assets	$24,532	$27,903

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$228	$688
Operating lease liability	41	-
Total current liabilities	269	688

Long-term liabilities
Asset retirement obligation - Lik	125	125
Operating lease liability	7	-
Total long-term liabilities	132	125

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2019 and 2018)	-	-
Common stock, $0.01 par value, authorized, 100,000,000 shares (58,133,066 and 58,171,466, respectively, shares issued and outstanding at December 31, 2019 and 2018)	581	582
Additional paid-in capital	70,204	69,873
Accumulated deficit	(46,654)	(43,365)
Total shareholders' equity	24,131	27,090
Total liabilities and shareholders' equity	$24,532	$27,903

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)	For the years ended December 31,
	2019	2018
Revenue, net – mineral property sale	$408	$502

Costs, expenses and other
Exploration expense	1,807	1,254
Depreciation and amortization	25	25
General and administrative	1,368	1,954
Total costs, expenses and other	3,200	3,233
Other (expense) income
Interest and dividend income (net)	252	192
Unrealized loss on marketable equity securities	(711)	(1,058)
Loss on derivative instruments	(38)	-
Loss on sale of assets	-	(1)
Total other income (expense)	(497)	(867)
Net loss	$(3,289)	$(3,598)
Loss per common share
basic and diluted	$(0.06)	$(0.06)
Weighted average shares outstanding
Basic and diluted	58,143	58,360

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, of U.S. Dollars					Accumulated
except share amounts)			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	58,434,566	$584	$69,312	$(40,343)	$576	$30,129

Cumulative-effect adjustment change in accounting principle	-	-	-	576	(576)	-
Adjusted balance – January 1, 2018	58,434,566	584	69,312	(39,767)	-	30,129

Stock option expense	-	-	660	-	-	660
Repurchase of shares for cancellation	(263,100)	(2)	(99)			(101)
Net loss	-	-	-	(3,598)	-	(3,598)
Balance at December 31, 2018	58,171,466	582	69,873	(43,365)	-	27,090

Stock option expense	-	-	343	-	-	343
Repurchase of shares for cancellation	(38,400)	(1)	(12)			(13)
Net loss	-	-	-	(3,289)	-	(3,289)
Balance at December 31, 2019	58,133,066	$581	$70,204	$(46,654)	$-	$24,131

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands of U.S. Dollars)	For the year ended December 31,
	2019	2018
Operating activities:
Net loss	$(3,289)	$(3,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable equity securities	711	1,058
Loss on derivative instruments	38	-
Employee stock option expense	343	660
Depreciation	25	25
Amortization of right of use lease asset	37	-
Loss on sale of assets	-	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	216	(50)
Note receivable, net of mineral property sold	(223)	-
Accounts payable and other current liabilities	(497)	547
Net cash (used in) operating activities	(2,639)	(1,357)

Investing activities:
Sale of short-term investments - net	3,338	1,371
Purchase of Vendetta units	(233)	-
Sale of Kinross calls	9	-
Additions to other assets	(5)	(10)
Net cash provided by investing activities	3,109	1,361

Financing activities:
Repurchase of Solitario common stock for cancellation	(13)	(101)
Net cash used in financing activities	(13)	(101)

Net (decrease) increase in cash and cash equivalents	457	(97)
Cash and cash equivalents, beginning of year	117	214
Cash and cash equivalents, end of year	$574	$117

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2019 and 2018

1. Business and Summary of Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of zinc-related exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition. Solitario also evaluates potential strategic corporate transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential as well as other potential corporate transactions and business combinations that Solitario determines to be favorable to Solitario.

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

Solitario currently considers its carried interest in the Florida Canyon project and its interest in the Lik project to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), in the Lik deposit to further the exploration of the Lik project, and to evaluate potential development plans for the Lik project.

As of December 31, 2019 and 2018, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon project and the Lik project and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices has contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

Recent Developments

On January 22, 2019, Solitario completed the sale of its interest in certain royalties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 (the “Royalty Sale”). The Royalty Sale covered (i) a royalty on the formerly Solitario-owned 125,000-acre polymetallic Pedra Branca palladium, platinum, gold, nickel, cobalt and chrome project in Brazil, (ii) a royalty covering 3,880 acres of non-producing exploration properties in Mexico, and (iii) a purchase option on royalties covering 11 separate non-producing properties covering over 16,500 acres in Montana. At closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note was originally due December 31, 2019, accrued 5% per annum simple interest, payable on a quarterly basis, and is convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. In December of 2019, Solitario and SilverStream agreed to extend the due date of the SilverStream Note to June 30, 2020, and to increase the interest rate to 8% per annum simple interest. All other terms of the SilverStream Note remained the same. SilverStream may only provide a notice of conversion if SilverStream has completed an initial public offering during the term of the SilverStream Note for minimum proceeds of Cdn$5,000,000, otherwise the SilverStream Note will be payable in cash at the maturity date. Pursuant to the terms of the SilverStream Note, if SilverStream were to complete an initial public offering and the SilverStream Note was converted, Solitario would receive common shares converted at 85% of the weighted average quoted price of a share of SilverStream common stock for the most recent 10-day period prior to the notice of conversion. During 2019, Solitario recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000. Solitario recorded interest income of $12,000 from the SilverStream Note during 2019. As of December 31, 2019, the SilverStream Note was recorded at $268,000, based upon the current US dollar / Canadian dollar exchange rate, and Solitario recorded a credit to exchange gain of $5,000, included in general and administrative expense during 2019.

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

Solitario has recognized revenue during 2019 of $408,000 related to the Royalty Sale, discussed above, and of $502,000 during 2018 from the sale of its former Yanacocha exploration mineral property. Solitario expects any property sales in the future to be on an infrequent basis. Prior to the Yanacocha sale, the last proceeds from joint venture property payments was in 2015 and Solitario does not expect to record joint venture property payments on any of its currently held properties for the foreseeable future. Historically, Solitario’s revenues have been infrequent and significant individual transactions and have only been from sales to well known or vetted mining companies. Solitario has never had a return on any of its sales recorded as revenue in its history and does not anticipate it will recognize any estimated returns on its current or future recorded revenues.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral properties related to its mineral exploration properties and their future exploration potential; (ii) the fair value of stock option grants to employees; (iii) the ability of Solitario to realize its deferred tax assets; (iv) Solitario's investment in marketable equity securities; and (v) the collectability of the SilverStream Note.

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

Cash and cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. At December 31, 2019, approximately $554,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

At December 31, 2019, Solitario has United States Treasury securities (“USTS”) with maturities of 30 days to 17 months recorded at their fair value of $6,829,000. Solitario’s short-term investments are recorded at their fair value, based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”).  During 2016, Solitario acquired its initial investment in Vendetta Mining Corp. (“Vendetta”) units, including the 2016 Vendetta Warrants (defined below). During 2017, Solitario exercised all of the 2016 Vendetta Warrants. During 2019, Solitario acquired additional Vendetta units, which included 2019 Vendetta Warrants (defined below). Changes in fair value of the 2019 Vendetta Warrants are recognized in the statements of operations in the period of change as gain or loss on derivative instruments. Solitario has entered into covered calls from time to time on its investment in Kinross marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls and its warrants are recognized in the statements of operations in the period of the change as gain or loss on derivative instruments.

Fair value

Financial Accounting Standards Board ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. For certain of Solitario's financial instruments, including cash and cash equivalents accounts payable and the SilverStream Note, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 9, “Fair Value of Financial Instruments,” below.

Marketable equity securities

Solitario's investments in marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities as available-for-sale for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the board of directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded as unrealized gain or loss in the consolidated statement of operations.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2019 and 2018 were conducted primarily in Peru, a portion of the payments for the land, leasehold and exploration agreements as well as certain exploration activities are denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Accounting for uncertainty in income taxes

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740 provides that a company's tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. These provisions of ASC 740 had no effect on Solitario's financial position or results of operations. See Note 7, “Income Taxes,” below.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2019 and 2018. Potentially dilutive shares, consisting of outstanding common stock options for 4,373,000 and 5,223,160, respectively, Solitario common shares were excluded from the calculation of diluted earnings (loss) per share for the year ended December 31, 2019 and 2018 because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” See Note 11, “Employee Stock Compensation Plans,” below.

Recently adopted accounting pronouncements

On January 1, 2019, Solitario adopted Accounting Standards Update No. 2016-02 Leases (“ASU 2016-02”) which requires the application of ASC 842 and the recognition of right-of-use assets and related liabilities associated with all leases that are not short-term in nature. As a result of the adoption of ASU 2016-02, Solitario recorded both an operating lease asset for its Wheat Ridge, Colorado office of $82,000 and an operating lease liability of $82,000 related to the same lease. The adoption of ASU 2016-02 did not require the recording of any other assets or liabilities on our condensed consolidated balance sheets and had an immaterial effect on Solitario’s consolidated statement of operations for 2019 and its consolidated statement of cash flows for 2019. Solitario has elected the practical expedient option to use January 1, 2019, the effective date of adoption, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classification. See Note 4, “Operating Leases” for more information and disclosures regarding Solitario’s leases.

Recently issued accounting pronouncements

In 2018, the SEC adopted amendments to the disclosure requirements for mining registrants. Under these new rules, SEC Industry Guide 7 will be rescinded and replaced with the disclosure standards under new Regulation S-K Subpart 1300. SEC Industry Guide 7 remains in effect, subject to a transition period. Solitario will be required to comply with the new rules for fiscal years 2021 and after. Accordingly, future adjustment to estimates of mineralized material will occur due to the differing standards under the new requirements including, but not limited to, the replacement of any estimate of mineralized material with an estimate of “mineral resources.”

The FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Statements (“ASU No. 2016-13”). Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU No. 2016-13 is effective for Solitario for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2019. Solitario does not expect the adoption of ASU No. 2016-13 to have a material impact on its consolidated financial position or results of operations.

2. Mineral Properties:

The following table details Solitario’s capitalized investment in exploration mineral property:
(in thousands)	December 31,
	2019	2018
Exploration
Lik project (Alaska – US)	$15,611	$15,611
La Promesa (Peru)	6	6
Montana Royalty property (US)	-	40
Total exploration mineral property	$15,617	$15,657

Exploration property

Solitario's exploration mineral properties at December 31, 2019 and 2018 consist of use rights related to its exploration properties, and the value of such assets is primarily driven by the nature and amount of economic mineral ore believed to be contained, or potentially contained, in such properties. The amounts capitalized as mineral properties include concession and lease or option acquisition costs. Capitalized costs related to a mineral property represent its fair value at the time it was acquired. At December 31, 2019, none of Solitario’s exploration properties have production (are operating) or contain proven or probable reserves. Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential. Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.

In addition to its capitalized exploration properties, Solitario has an interest in its Florida Canyon exploration concessions, which are currently subject to a joint venture agreement where joint venture partners made stand-by joint venture payments to Solitario prior to January 1, 2015. Solitario recorded joint venture property payment revenue received in excess of capitalized costs. Per the joint venture agreement, as of December 31, 2019, no further standby joint-venture payments are due to Solitario on the Florida Canyon project. At December 31, 2019 and 2018, Solitario has no remaining capitalized costs related to its Florida Canyon joint venture.

On January 22, 2019, Solitario completed the Royalty Sale, discussed above under “Recent Developments” to SilverStream for Cdn$600,000. At closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and the SilverStream Note with a principal amount of Cdn$350,000, and a maturity date of December 31, 2019, which was subsequently extended to June 30, 2020. During the nine months ended September 30, 2019, Solitario recorded mineral property revenue of $408,000 from the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000, less the carrying value of the royalties sold of $40,000.

On April 26, 2018, Solitario sold the Yanacocha Royalty to Newmont for $502,000 in cash. Newmont owns the underlying mineral concessions covered by the Yanacocha Royalty. None of the concessions covered by the Yanacocha Royalty have any reported reserves or resources. Solitario had no mineral property capitalized cost in the Yanacocha Royalty and recorded Mineral Property Revenue of $502,000 during 2018.

Discontinued projects

Solitario did not abandon or impair any of its properties during 2019 or 2018 and did not record any mineral property write-downs during the years ended December 31, 2019 or 2018.

Exploration Expense

The following items comprised exploration expense:
	For the year ended December 31,
(in thousands)	2019	2018
Geologic and field expenses	$1,726	$1,165
Administrative	81	89
Total exploration expense	$1,807	$1,254

Asset Retirement Obligation

In connection with the acquisition of Zazu, Solitario recorded an asset retirement obligation of $125,000 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by the permitting bond required by the State of Alaska, for which Solitario has retained a reclamation bond insurance policy in the event Solitario or its 50% partner, Teck, do not complete required reclamation.

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

3. Marketable Equity Securities

On May 2, 2016, Solitario purchased 7,240,000 units of Vendetta for aggregate consideration of $289,000. Each unit included one common share of Vendetta and one warrant which allow the holder to purchase one share of Vendetta common stock at a price of Cdn$0.10 per share for a period of two years (the “2016 Vendetta Warrants”). The purchase price of the units of $289,000 was allocated between the Vendetta common shares and the 2016 Vendetta Warrants based upon total fair values on the date of purchase. The Vendetta common stock was allocated a purchase cost of $186,000 and the 2016 Vendetta Warrants were allocated a purchase cost of $103,000. During 2017 Solitario exercised all of its 2016 Vendetta Warrants and sold 3,480,000 shares of Vendetta common stock.

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for aggregate consideration of $233,000. Each unit consisted of one share of Vendetta common stock and one warrant which allows the holder to purchase one additional share of Vendetta common stock at a purchase price of Cdn$0.13 per share for a period of three years (the “2019 Vendetta Warrants”). The purchase of the units on July 31, 2019 increased Solitario’s holdings of Vendetta common shares to 14,450,000 shares. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the 2019 Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, based upon (i) the fair value of the Vendetta common shares received, based upon the quoted market price for Vendetta common shares and (ii) the fair value of 2019 Vendetta Warrants based upon a Black Scholes model, using the stock price of Cdn$0.09, volatility of 79%, a term of three years and a discount rate of 1.5%. During 2019, Solitario charged loss on derivative instruments $47,000 for the change in the value of the 2019 Vendetta Warrants.

As of December 31, 2019, Solitario owned 14,500,000 shares of Vendetta common stock which are carried at their fair value based upon the quoted market price of Vendetta, whose common shares are listed on the TSX venture exchange, and included in marketable equity securities.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	Year ended December 31,
	2019	2018
Marketable equity securities at cost	$1,879	$1,714
Cumulative unrealized (loss) gain on marketable equity securities	(840)	(129)
Marketable equity securities at fair value	$1,039	$1,585

During 2019 Solitario added 3,450,000 shares of Vendetta through the purchase of the Vendetta units, discussed above, and recorded an increase in marketable equity securities of $165,000. Solitario did not acquire any marketable equity securities during 2018. Solitairo did not sell any marketable equity securities during 2019 or 2018. Solitario recorded a loss on marketable equity securities of $711,000 and $1,058,000, respectively, during 2019 and 2018 for the change in the fair value of its marketable equity securities.

4. Operating Lease

Solitario adopted ASU 2016-02 effective January 1, 2019 and accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado administrative office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a term of 14 months at December 31, 2019, with no renewal option. At December 31, 2019, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability separated between current and non-current office lease liabilities in the consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During 2019, Solitario recognized $40,000 of non-cash lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $37,000 were made on the WR Lease during 2019 and this amount, less $3,000 of imputed interest during 2019, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital in recording the WR Lease.

The maturities of Solitario’s lease liability for its WR Lease are as follows at December 31, 2019:

(in thousands)
Lease payments per year
2020	$42
2021	7
Total lease payments	49
Less amount of payments representing interest	(1)
Present value of lease payments	$48

The following is supplemental cash flow information related to our operating lease for 2019:

(in thousands)	Year ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$37
Non-cash amounts related to the WR lease
Right of use assets recorded in exchange for new operating lease liabilities	$82

5. Other Assets

The following items comprised other assets:

(in thousands)	December 31,
	2019	2018
Furniture and fixtures, net of accumulated depreciation	$39	$36
Lik project equipment, net of accumulated depreciation	50	70
Office lease asset	45	-
Vendetta warrants	21	-
Exploration bonds and other assets	4	4
Total other assets	$159	$110

During 2017, Solitario acquired $100,000 of exploration-related equipment at the Lik project as part of the acquisition of the Lik project. The equipment is being depreciated over a five-year life on a straight-line basis and Solitario recorded depreciation expense of $20,000 during 2019 and 2018 related to this equipment.

On July 31, 2019, Solitario acquired the 2019 Vendetta Warrants and recorded $68,000 for the fair value of the 2019 Vendetta Warrants, discussed above, and recorded a loss on derivative instruments related to the 2019 Vendetta Warrants of $47,000, see Note 8, “Derivative Instruments,” below.

6. Revenue mineral property sale

On January 22, 2019, Solitario completed the sale of its interest in certain royalties to SilverStream, discussed above and recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

At closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and the SilverStream Note in the principal amount of Cdn$350,000. As of December 31, 2019, the SilverStream Note is due June 30, 2020 and accrues interest at 8% per annum simple interest. Solitario recorded interest income of $12,000 from the SilverStream Note during 2019. As of December 31, 2019, the SilverStream Note was recorded at $268,000, based upon the current US dollar / Canadian dollar exchange rate, and Solitario recorded a credit to exchange gain of $5,000 related to the SilverStream Note, included in general and administrative expense during 2019.

On April 26, 2018, Solitario sold its royalty interest in the non-producing Yanacocha property to a wholly owned subsidiary of Newmont for approximately $502,000 in cash. The Yanacocha Royalty covered 43 concessions totaling 36,052 hectares. Newmont owns the underlying mineral concessions covered by the Yanacocha Royalty. None of the concessions covered by the Yanacocha Royalty had any reported reserves or resources. Solitario had no mineral property capitalized cost in the Yanacocha Royalty and recorded Mineral Property Revenue of $502,000 during 2018.

7. Income Taxes:

Consolidated loss before income taxes includes losses from foreign operations of $1,261,000 and $260,000 in 2019 and 2018, respectively.

The net deferred tax assets/liabilities in the December 31, 2019 and 2018 consolidated balance sheets include the following components:

(in thousands)	2019	2018
Deferred tax assets:
Loss carryovers	$13,284	$12,432
Investment in Mineral Property	1,669	1,669
Capitalized Exploration Costs	652	877
Stock option compensation expense	228	150
Unrealized loss on derivative securities	237	60
Other	135	135
Valuation allowance	(15,999)	(15,099)
Total deferred tax assets	206	224
Deferred tax liabilities:
Unrealized gains on marketable equity securities	198	209
Other	8	15
Total deferred tax liabilities	206	224
Net deferred tax liabilities	$-	$-

A reconciliation of expected federal income taxes on income (loss) from continuing operations at statutory rates, with the expense for income taxes is as follows:

(in thousands)	2019	2018
Expected income tax benefit	$(691)	$(756)
Equity based compensation	7	-
Foreign tax rate differences	(116)	(27)
State income tax	(84)	(143)
Expiration of Capital Loss Carryovers	66	-
Adjustment to Deferred Taxes	(101)	2,058
Change in Tax Rate	-	53
Change in valuation allowance	900	(1,164)
Permanent differences and other	19	(21)
Income tax (benefit) expense	$-	$-

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

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the years ended December 31, 2019 and 2018.

As a result of the ownership change resulting from Solitario’s acquisition of Zazu Metals (Alaska) Corp, utilization of its United States Federal and State of Alaska net operating losses will be limited due to the annual limitation provided by Section 382 of the Internal Revenue Code.

During 2019, the valuation allowance increased primarily due to the addition of deferred tax assets related to current year net operating losses. During 2018, the valuation allowance decreased primarily due to the adjustments to deferred taxes that were part of the Zazu acquisition and the disposition of royalties that were part of the Yanacocha sale.

At December 31, 2019, Solitario has unused US Federal Net Operating Loss carryovers of $17,576,000 and unused US State Net Operating Loss carryovers of $18,174,000 which begin expiring in 2027. As a result of the ownership change of Zazu Metals (Alaska) Corp, utilization of some of these federal and state losses will be limited due to the annual limitation provided by Section 382 of the Internal Revenue Code. Solitario has unused Capital Loss carryovers of $10,416,000 for US Federal and US State purposes which begin expiring in 2020. Solitario has Canadian loss carryforwards of $9,611,000 which begin expiring in 2027. Other foreign loss carryforwards for which Solitario has provided a full valuation allowance related to Solitario’s exploration activities in Peru. The Peru losses do not expire.

Solitario adopted ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that Solitario recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, Solitario performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740. The provisions of ASC 740 had no effect on Solitario’s financial position, cash flows or results of operations at December 31, 2019 or December 31, 2018, or for the years then ended as Solitario had no unrecognized tax benefits.

Solitario and its subsidiaries are subject to the following material taxing jurisdictions: United States Federal, State of Colorado, State of Alaska, Canada and Peru. Solitario’s United States federal, Canada and State of Alaska returns for years 2017 and forward and Solitario’s Peru and State of Colorado returns for tax years 2015 and forward are subject to examination. Solitario’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. Solitario has no accrued interest or penalties related to uncertain tax positions as of December 31, 2019, or December 31, 2018 or for the years then ended.

8. Derivative Instruments:

Covered call options
From time to time Solitario has sold covered call options against its holdings of Kinross. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During 2019 Solitario sold covered calls against its holdings of Kinross for $9,000 in cash, all of which expired unexercised during 2019. As of December 31, 2019, there were no remaining liabilities related to call options.

Vendetta Warrants

At December 31, 2019 Solitario held 2019 Vendetta Warrants which give Solitario the right to purchase 3,450,000 Vendetta common shares for Cdn$0.13 per share through July 31, 2022. At December 31, 2019, Solitario recorded 2019 Vendetta Warrants at their fair value of $21,000 based upon a Black Scholes model with a stock price of Cdn$0.05, a term of 2.6 years, a volatility of 65%, and an interest rate of 1.6%. Solitario recorded a loss on derivative instruments related to the 2019 Vendetta Warrants of $47,000 during 2019.

The following items comprise gain (loss) on derivative instruments:

(in thousands)	Year ended December 31,
	2019	2018
Gain on Kinross calls – realized	$9	$-
Loss on Vendetta Warrants – unrealized	(47)	-
	$(38)	$-

9. Fair Value of Financial Instruments:

For certain of Solitario's financial instruments, including cash and cash equivalents, the SilverStream Note, payables and short-term debt, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities, including its investment in shares of Kinross common stock, Vendetta common stock and TNR Gold Corp (“TNR”) common stock, are carried at their estimated fair value based on publicly available quoted market prices.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the years ended December 31, 2019 and 2018, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,829	$-	$-	$6,829
Marketable equity securities	$1,039	$-	$-	$1,039
2019 Vendetta Warrants	$-	$21	$-	$21

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

Items measured at fair value on a recurring basis:

Short-term investments: At December 31, 2019 and 2018, Solitario’s holdings of short-term investments consist of USTS recorded at their fair value based upon quoted market prices.
Marketable equity securities: At December 31, 2019 and 2018, the fair value of Solitario’s holdings in shares of Vendetta, Kinross, and TNR marketable equity securities are based upon quoted market prices.

2019 Vendetta Warrants: At December 31, 2019 the fair value of Solitario’s 2019 Vendetta Warrants is based upon a Black Scholes model, using market inputs.

During the year ended December 31, 2019, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

10. Commitments and Contingencies:

In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2, “Mineral Properties,” above. Solitario estimates its 2020 property rentals and option payments for properties Solitario owns, has under joint venture or Solitario operates to be approximately $859,000. Assuming that Solitario’s joint ventures continue in their current status and that Solitario does not appreciably change its property positions on existing properties, approximately $816,000 of these annual payments are paid or are reimbursable to us by Solitario’s joint venture partners. Solitario may be required to make further payments in the future if it acquires new properties or enters into new agreements.

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for total minimum annual rent payments of $43,000 through March of 2021.

11. Employee Stock Compensation Plans:

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

a.)     2013 Plan stock option grants

The following table shows the grant date fair value of Solitario’s awards during 2019 pursuant to the 2013 Plan:

Grant Date	1/24/19 (1)
Option – grant date price	$0.28
Options granted	150,000
Expected life years	5.0
Expected volatility	64%
Risk free interest rate	2.4%
Weighted average fair value	$0.16
Grant date fair value	$23,000

(1)
Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

The following table shows the grant date fair value of Solitario’s awards during 2018 pursuant to the 2013 Plan:

Grant Date	1/02/18 (1)	11/01/18 (2)
Option – grant date price	$0.62	$0.31
Options granted	100,000	1,623,000
Expected life years	0.80	5.00
Expected volatility	66%	64%
Risk free interest rate	1.0%	3.0%
Weighted average fair value	$0.12	$0.17
Grant date fair value	$12,000	$282,000

(2)
Option granted to a consultant had an expected life of 0.8 years on grant date and was fully vested during 2018. Option remains vested for a maximum of five years from date of grant or termination of the consulting contract.
(3)
Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

b.)     Stock option activity

During 2019 and 2018 no options granted from the 2013 Plan were exercised. The following table summarizes the activity for stock options outstanding under the 2013 Plan for the years ended December 31, 2019 and 2018:

	2019			2018
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	RSUs/	Exercise	Intrinsic	RSUs/	Exercise	Intrinsic
	Options	Price	Value (1)	Options	Price	Value (2)

Outstanding, beginning of year	5,223,160	$0.76		1,982,428	$1.29
Granted (3)	150,000	$0.28		4,023,000	$0.58
Exercised	-	-		-	-
Expired	(1,000,160)	$1.47		(782,268)	$2.09
Forfeited	-	-		-	-
Outstanding, end of year	4,373,000	$0.58	$3,000	5,223,160	$0.76	$-
Exercisable, end of year	2,774,000	$0.63	$840	2,770,910	$0.95	$-

(1)
Intrinsic value based upon December 31, 2019 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.30 per share.
(2)
Intrinsic value based upon December 31, 2018 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.23 per share.
(3)
Options granted during 2018, include 2,300,000 Conditional Options (defined below), approved by Solitario shareholders on June 19, 2018.

During the years ended December 31, 2019 and 2018, Solitario recorded $343,000 and $660,000, respectively, of stock option expense under the 2013 Plan for the amortization of the grant date fair value of each of its outstanding options with a credit to additional paid-in-capital. At December 31, 2019, the total unrecognized stock option compensation cost related to non-vested options is $317,000 and is expected to be recognized over a weighted average period of 14 months.

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

12. Shareholders’ equity and accumulated other comprehensive income

We adopted ASU 2016-01, “Financial Instruments – Overall (subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities,” (“ASU 2016-01”). ASU 2016-01 revises the classification and measurement of investment in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. Solitario adopted ASU 2016-01 in the first quarter of 2018. Solitario recorded a cumulative-effect adjustment for the change in accounting principle from other comprehensive income in the equity section of the consolidated balance sheet to accumulated deficit of $576,000 related to the adoption of ASU 2016-01.

13. Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2019 Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2020. During the years ended December 31, 2019 and 2018, Solitario purchased 38,400 and 263,100 shares of Solitario common stock, respectively, for an aggregate purchase price of $13,000 and $101,000, respectively. As of December 31, 2019, Solitario has purchased a total of 969,300 shares for an aggregate purchase price of $462,000 under the share repurchase program since its inception.

13. Subsequent events

Solitario has evaluated events subsequent to December 31, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario’s internal control over financial reporting and the design and operation of Solitario’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluations, Solitario’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, Solitario’s internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting during the three months ended December 31, 2019.

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

Item 9B. Other Information

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required under Item 10 is incorporated herein by reference to the information set forth in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 pursuant to Section 14(a) of the Exchange Act (the "2020 Proxy").

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the information set forth in the 2020 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information with respect to Item 12 is incorporated herein by reference to the information set forth in the 2020 Proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information with respect to Item 13 is incorporated herein by reference to the information set forth in the 2020 Proxy.

Item 14. Principal Accounting Fees and Services

          The information required under Item 14 is incorporated herein by reference to the information set forth in the 2020 Proxy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

          The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2019
Notes to Consolidated Financial Statements

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

SOLITARIO ZINC CORP.

Date: February 28, 2020	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	February 28, 2020

/s/
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	February 28, 2020

/s/
John Labate	Board of Directors	February 28, 2020

/s/
Brian Labadie	Board of Directors	February 28, 2020

/s/
James Hesketh	Board of Directors	February 28, 2020

/s/
Gil Atzmon	Board of Directors	February 28, 2020

/s/
Joshua D. Crumb	Board of Directors	February 28, 2020

/s/
James R. Maronick,	Attorney-in-fact	February 28, 2020

INDEX TO EXHIBITS

Description

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Zinc (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

4.2*	Description of Common Stock

10.1#	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 20, 2013)

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
Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Florida Canyon project in Peru between Minera Florida Canyon S.A., Minera Solitario Peru S.A.C., Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A., dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.7*
Performance Agreement for Funding of Drilling Program between Compañía Minera Milpo, S.A.A. and Minera Solitario Peru S.A.C, related to the Framework Agreement for the Development of Mining Properties dated August 1, 2019

10.8#	First Amendment to the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 29, 2017)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1*	Subsidiaries of Solitario Zinc Corp.

23.1*	Consent of Plante & Moran, PLLC

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.

* Filed herewith
# Designates a management contract, or a compensatory plan or arrangement.