Form 10-K/A
period 2019-12-31
SOLITARIO ZINC CORP.
filed 2020-03-12
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
 (Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2019
or
         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to

Commission file number 001-32978

SOLITARIO ZINC CORP.
(Exact name of registrant as specified in charter)

Colorado	4251 Kipling St. Suite 390, Wheat Ridge, CO	84-1285791
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

80033	(303) 534-1030
(Zip Code)	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.01 par value	XPL	NYSE American

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Solitario Zinc Corp. (the “Company”) for the fiscal year ended December 31, 2019, initially filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing inadvertently failed to print the conformed signature of Plante & Moran, PLLC on the Report of Independent Registered Public Accounting Firm (the “Audit Report”). Solitario had received the manually signed Audit Report from Plante & Moran, PLLC prior to filing the Original Filing.

This Amendment is being filed solely to add “/s/ Plante & Moran, PLLC” to the Audit Report. This Amendment includes Item 8, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the addition of the conformed signature of Plante & Moran, PLLC on the Audit Report.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

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

/s/ Plante & Moran, PLLC

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

SOLITARIO ZINC CORP.

Date: March 12, 2020	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	March 12, 2020

/s/
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	March 12, 2020

/s/
John Labate	Board of Directors	March 12, 2020

/s/
Brian Labadie	Board of Directors	March 12, 2020

/s/
James Hesketh	Board of Directors	March 12, 2020

/s/
Gil Atzmon	Board of Directors	March 12, 2020

/s/
Joshua D. Crumb	Board of Directors	March 12, 2020

/s/
James R. Maronick	Attorney-in-fact pursuant to power of attorney granted in the Original filing	March 12, 2020

INDEX TO EXHIBITS

Description

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Zinc (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

4.2**	Description of Common Stock

10.1#	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 20, 2013)

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
Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Florida Canyon project in Peru between Minera Florida Canyon S.A., Minera Solitario Peru S.A.C., Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A., dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.7**
Performance Agreement for Funding of Drilling Program between Compañía Minera Milpo, S.A.A. and Minera Solitario Peru S.A.C, related to the Framework Agreement for the Development of Mining Properties dated August 1, 2019

10.8#	First Amendment to the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 29, 2017)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1**	Subsidiaries of Solitario Zinc Corp.

23.1**	Consent of Plante & Moran, PLLC

24.1**	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

* Filed herewith
** Filed with the Original Filing on March 3, 2020
# Designates a management contract, or a compensatory plan or arrangement.