Form 10-Q
period 2020-03-31
SOLITARIO ZINC CORP.
filed 2020-05-01
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2020
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number.   001-39278

SOLITARIO ZINC CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization) 4251 Kipling St. Suite 390, Wheat Ridge, CO(Address of principal executive offices)(303)  534-1030(Registrant's telephone number, including area code)
84-1285791 (I.R.S. Employer Identification No.80033(Zip Code)

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

 There were 58,116,366 shares of $0.01 par value common stock outstanding as of April 30, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$440	$574
Short-term investments	6,829	6,829
Investments in marketable equity securities, at fair value	755	1,039
SilverStream note receivable	253	268
Prepaid expenses and other	42	46
Total current assets	8,319	8,756

Mineral properties	15,617	15,617
Other assets	136	159
Total assets	$24,072	$24,532

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$294	$228
Operating lease liability	38	41
Kinross call option	9	-
Total current liabilities	341	269

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	-	7
Total long-term liabilities	125	132

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2020 and December 31, 2019)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (58,116,366 and 58,133,066 shares, respectively, issued and outstanding at March 31, 2020 and December 31, 2019)	581	581
Additional paid-in capital	70,286	70,204
Accumulated deficit	(47,261)	(46,654)
Total shareholders’ equity	23,606	24,131
Total liabilities and shareholders’ equity	$24,072	$24,532

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months endedMarch 31
	2020	2019
Revenue, net – mineral property sale	$-	$408

Costs, expenses and other:
Exploration expense	$113	$163
Depreciation	6	7
General and administrative	336	425
Total costs, expenses and other	455	595
Other (loss) income
Interest income (net)	81	72
Loss on derivative instruments	(25)	-
Gain on sale of marketable equity securities	25	-
Unrealized loss on marketable equity securities	(233)	(326)
Total other loss	(152)	(254)
Net loss	$(607)	$(441)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	58,130	58,158

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Three months endedMarch 31,
	2020	2019
Operating activities:
Net loss	$(607)	$(441)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6	7
Amortization of right of use lease asset	10	10
Unrealized loss of marketable equity securities	233	326
Employee stock option expense	85	88
Gain on sale of marketable equity securities	(25)	-
Loss on derivative instruments	25	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(21)	64
Note receivable, net of mineral property sold	-	(223)
Accounts payable and other current liabilities	56	(3)
Net cash used in operating activities	(238)	(172)
Investing activities:
Sale of short-term investments, net	40	602
Cash from sale of marketable equity securities	76	-
Purchase (sale) of derivative instruments – net	(9)	-
Net cash provided by investing activities	107	602
Financing activities:
Purchase of common stock for cancellation	(3)	(9)
Net cash used in financing activities	(3)	(9)

Net increase (decrease) in cash and cash equivalents	(134)	421
Cash and cash equivalents, beginning of period	574	117
Cash and cash equivalents, end of period	$440	$538

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of zinc-related exploration mineral properties; however Solitario will evaluate and acquire other base and precious metal mineral exploration properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral property, including (i) the sale of certain mineral royalty properties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 in January 2019 (the “Royalty Sale”), and (ii) the sale in June 2018 of its interest in the royalty on its Yanacocha property. In addition, Solitario has received proceeds from (i) the sale in 2015 of its former interest in Mount Hamilton LLC (“MH-LLC”), the owner of its former Mt. Hamilton project; (ii) the sale of a royalty on its former Mt. Hamilton project and (iii) joint venture property payments. Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project in Peru and its interest in the Lik project in Alaska to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is expected to continue the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner in the Lik deposit, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project.

As of March 31, 2020, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to fund costs and activities intended to further the exploration of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2020 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future, or for the full year ending December 31, 2020.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect our business and financial conditions.

Solitario’s business could be adversely impacted by the effects of the coronavirus (COVID-19) or other epidemics or pandemics. The extent to which the coronavirus impacts Solitario’s business, including our exploration and other activities and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. Solitario has taken steps to conserve its financial resources including reducing costs, in response to the economic uncertainty associated with these risks. See Item 1A “Risk Factors” below.

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

Solitario has recognized revenue during the three months ended March 31, 2019 of $408,000 related to the Royalty Sale in accordance with Accounting Standards Codification (“ASC”) 606. Solitario expects any property, royalty or asset sales in the future to be on an infrequent basis. Solitario does not expect to record joint venture property payments on any of its currently held properties for the foreseeable future. Historically, Solitario’s revenues have been infrequent and significant individual transactions and have only been from sales to well known or vetted mining companies. Solitario has never had a return on any of its sales recorded as revenue in its history and does not anticipate it will recognize any estimated returns on its current or future recorded revenues.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral properties related to its mineral exploration properties and their future exploration potential; (ii) the fair value of stock option grants to employees; (iii) the ability of Solitario to realize its deferred tax assets; (iv) Solitario's investment in marketable equity securities; and (v) the collectability of the SilverStream Note (as defined below).

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2020, $425,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of March 31, 2020, Solitario has $6,325,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 15 months. In addition, Solitario has two bank certificates of deposits (“CD’s”) each with a face value of $250,000. The USTS and CD’s are recorded at their fair value, based upon quoted market prices. The USTS are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS and CD’s are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Leases

Solitario accounts for its leases in accordance with ASC 842, Leases (“ASC 842”) by recognizing right-of-use assets and lease liabilities on the condensed consolidated balance sheet and disclosing key information about lease arrangements. Solitario has elected the practical expedient option to use January 1, 2019, the effective date of adoption of ASC 842, as the initial date of transition and not to restate comparative prior periods and to carry forward historical lease classification. In addition, Solitario has elected the option not to apply the recognition of assets and liabilities provisions of ASC 842 to operating leases with initial terms of less than one year. See Note 4 “Operating Leases” for more information and disclosures regarding Solitario’s leases.

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815.  Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls are recognized in the statement of operations in the period of the change as gain or loss on derivative instruments, and as a change to operating activities in the statement of cash flows for the non-cash portion of the gain or loss.

Fair value

ASC 820 established a framework for measuring fair value of financial instruments and required disclosures about fair value measurements. For certain of Solitario's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short-term maturities. Solitario's short-term investments in USTS and CD’s, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 6, “Fair Value,” below.

Marketable equity securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. Solitario records investments in marketable equity securities for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the board of directors of those companies and exercises no control over the management of those companies. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded as unrealized gain or loss in the condensed consolidated statement of operations.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2019 and the first quarter of 2020 were conducted primarily in Peru, a portion of the payments under land, leasehold and exploration agreements of Solitario are denominated in United States dollars. Realized foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2020 and 2019. Potentially dilutive shares related to outstanding common stock options of 4,373,000 and 4,373,000, respectively, for Solitario common shares for the three months ended March 31, 2020 and 2019 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”

Recently adopted accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Statements (“ASU No. 2016-13”). Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU No. 2016-13 is effective for Solitario for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2019. Solitario adopted ASU No. 2016-13 effective January 1, 2020 which did not have a material impact on its consolidated financial position or results of operations as of or for the three months ended March 31, 2020.

The FASB issued ASU No. 2018-13, Disclosure Framework – Fair Value (topic 820): Changes to Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). Among other things, these amendments change the required disclosures regarding (i) transfers between Level 1 and Level 2 fair values; (ii) unrealized gains / losses included in earnings and other comprehensive income for Level 3 instruments; and (iii) amount, reason and policies regarding transfers between Levels. ASU No. 2018-13 is effective for Solitario for fiscal year, and interim periods within those fiscal years, beginning after December 15, 2019. Solitario adopted ASU No. 2016-13 January 1, 2020 which did not have a material impact on its consolidated financial position or results of operations as of or for the three months ended March 31, 2020.

Recently issued accounting pronouncements

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. Under the SEC Modernization Rules, consistent with global standards as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”), registrants will be required to disclose specified information concerning mineral resources that have been identified on one or more of its mineral properties. Consistent with CRIRSCO standards the SEC Modernization Rules have added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources.” The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning January 1, 2021.

Upon adoption of the SEC Modernization Rules, among other requirements, the Company will be required to report its mineral resources, if any, as Measured, Indicated or Inferred Mineral Resources in accordance with the SEC Modernization Rules. This will allow investors to evaluate the Company’s resources on a comparable basis with other mining and exploration issuers registered with the SEC. In addition, the SEC Modernization Rules will require the Company to disclose exploration results, mineral reserves, if any, and mineral resources based upon information and supporting documentation prepared by a mining expert (the “qualified person”). The SEC Modernization Rules will require the Company to obtain a dated and signed technical report summary from the qualified person identifying and summarizing the information reviewed and conclusions reached by the qualified person(s) about the mineral resources or reserves for each mineral property. The Company is currently evaluating the requirements under the SEC Modernization Rules and has not determined what effect adoption will have on its consolidated financial statements and disclosures.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	March 31,	December 31,
	2020	2019
Exploration
Lik project (Alaska – US)	$15,611	$15,611
La Promesa (Peru)	6	6
Total exploration mineral property	$15,617	$15,617

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Royalty sale

On January 22, 2019, Solitario completed the Royalty Sale to SilverStream for Cdn$600,000. On closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note was originally due December 31, 2019, accrued 5% per annum simple interest, payable on a quarterly basis, and is convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. In December of 2019, Solitario and SilverStream agreed to extend the due date of the SilverStream Note to June 30, 2020, and to increase the interest rate to 8% per annum simple interest. All other terms of the SilverStream Note remained the same. During the three months ended March 31, 2020 and 2019, Solitario recorded interest income from the SilverStream Note of $5,000 and $2,000, respectively. During the three months ended March 31, 2019, Solitario recorded mineral property revenue of $408,000 from the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2020	2019
Geologic and field expenses	$90	$147
Administrative	23	16
Total exploration costs	$113	$163

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

3.
Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the condensed consolidated statement of operations. During the three months ended March 31, 2020, Solitario recorded an unrealized loss on marketable equity securities of $233,000. During the three months ended March 31, 2019, Solitario recorded an unrealized loss on marketable equity securities of $326,000.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2020	December 31, 2019
Marketable equity securities at cost	$1,828	$1,879
Cumulative unrealized loss on marketable equity securities	(1,073)	(840)
Marketable equity securities at fair value	$755	$1,039

The following table represents changes in marketable equity securities during the three months ended March 31, 2020 and 2019:

(in thousands)	Three months ended March 31,
	2020	2019
Cost of marketable equity securities sold	$51	$-
Realized gain on marketable equity securities sold	25	-
Proceeds from the sale of marketable equity securities sold	(76)	-
Net loss on marketable equity securities	(208)	(326)
Change in marketable equity securities at fair value	$(284)	$(326)

The following table represents the realized and unrealized gain (loss) on marketable equity securities:
(in thousands)	Three months ended March 31,
	2020	2019
Unrealized loss on marketable securities	$(233)	$(326)
Realized gain on marketable equity securities sold	25	-
Net loss on marketable securities	$(208)	$(326)

Solitario sold 2,000,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock during the three months ended March 31, 2020 for proceeds of $76,000 and recorded a gain on sale of $25,000 on the date of sale. Solitario did not sell any marketable equity securities during the three months ended March 31, 2019 and the change in the fair value of marketable equity securities was related entirely to the unrealized loss on marketable equity securities related to their fair values based upon quoted market prices for the marketable equity securities held by Solitario during that period.

Vendetta Warrants

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000. Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”). Each Vendetta Warrant entitles the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, based upon (i) the fair value of the Vendetta common shares received, based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model. During the three months ended March 31, 2020, Solitario charged loss on derivative instruments $7,000 for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.

4.        Leases

Solitario adopted ASU 2016-02 effective January 1, 2019 and accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a term of 11 months at March 31, 2020, with no renewal option. At March 31, 2020, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as current office lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three months ended March 31, 2020 and 2019, Solitario recognized $10,000 and $10,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three months ended March 31, 2020 and 2019, cash lease payments of $10,000 and $7,000, respectively, were made on the WR Lease. These cash payments, less $1,000 of imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2020:

Future lease payments (in thousands)

2020	32
2021	7
Total lease payments	39
Less amount of payments representing interest	(1)
Present value of lease payments	$38

Supplemental cash flow information related to our operating lease was as follows for the three months ended March 31, 2020 and 2019:

(in thousands)	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$10	$7
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$-	$82

5        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31
	2020	2019
Furniture and fixtures, net of accumulated depreciation	$38	$39
Lik project equipment, net of accumulated depreciation	45	50
Office lease asset	36	45
Vendetta warrants	13	21
Exploration bonds and other assets	4	4
Total other	$136	$159

6.        Fair Value

Solitario accounts for its financial instruments under ASC 820. For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in USTS, CD’s, and marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. During the three months ended March 31, 2020 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.
The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,829	$-	$-	$6,829
Marketable equity securities	$755	$-	$-	$755
2019 Vendetta Warrants	$-	$13	$-	$13
Liabilities
Kinross call options	$9	$-	$-	$9

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

At both March 31, 2020 and December 31, 2019, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2020 and 2019, Solitario recorded no deferred tax expense.

8.
Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for total minimum rent payments of $39,000 through March of 2021.

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

As of both March 31, 2020, and December 31, 2019 there were options outstanding that are exercisable to acquire 4,373,000 shares of Solitario common stock, with exercise prices between $0.28 and $0.77 per share. During the three months ended March 31, 2020, Solitario did not grant any options. During the three months ended March 31, 2019, Solitario granted options exercisable to acquire 150,000 shares of common stock, with an exercise price of $0.28 per share, a five-year term, and a grant date fair value of $23,000 based upon a Black-Scholes model, with a 64% volatility and a 2.4% risk-free interest rate. In addition, during the three months ended March 31, 2019, options exercisable into 1,000,160 shares of common stock, with exercise prices between $1.68 and $0.70 per share, expired unexercised. There were no exercises of options under the 2013 Plan during either of the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, Solitario recorded stock option compensation expense of $85,000 and $88,000, respectively. At March 31, 2020, the total unrecognized stock option compensation cost related to non-vested options is $232,000 and is expected to be recognized over a weighted average period of 13 months.

10.        Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2019:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	58,171,466	582	$69,873	$(43,365)	$27,090
Stock option expense	-	-	88	-	88
Purchase of shares for cancellation	(27,900)	-	(9)	-	(9)
Net loss	-	-	-	(441)	(441)
Balance at March 31, 2019	58,143,566	$582	$69,952	$(43,806)	$26,728

Shareholders’ Equity for the three months ended March 31, 2020:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	58,133,066	581	$70,204	$(46,654)	$24,131
Stock option expense	-	-	85	-	85
Purchase of shares for cancellation	(16,700)	-	(3)	-	(3)
Net loss	-	-	-	(607)	(607)
Balance at March 31, 2020	58,116,366	$581	$70,286	$(47,261)	$23,606

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2019, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2020. During the three months ended March 31, 2020 and 2019, Solitario purchased 16,700 and 27,900 shares of Solitario common stock, respectively, for an aggregate purchase price of $3,000 and $9,000, respectively. As of March 31, 2020, Solitario has purchased a total of 986,000 shares for an aggregate purchase price of $465,000 under the share repurchase program since its inception.

11.        Subsequent Event

In April 2020, in response to significant market volatility and uncertainty and the resulting need for Solitario to conserve its financial resources, Solitario applied for and received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund Company payroll, rent and utilities obligations. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity, under certain conditions, with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Solitario intends to use the proceeds from the PPP Loan for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, Solitario cannot completely assure at this time that such forgiveness of the PPP Loan will occur.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2019 and 2018, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company under Industry Guide 7, as issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At March 31, 2020, we consider our carried interest in the Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, at March 31, 2020, we have one exploration property in Peru. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We also conduct potential acquisition evaluations in other countries located in South and North America.

We have recorded revenue in the past from the sale of mineral properties, including from the Royalty Sale in January 2019 and the sale in June 2018 of our interest in the royalty on the Yanacocha property. Revenues and / or proceeds from the sale or joint venture of properties or assets, although generally significant when they have occurred in the past, have not been a consistent source of revenue and would only occur in the future, if at all, on an infrequent basis. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate that the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

As of March 31, 2020, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of the Lik project, (ii) fund costs and activities intended to further the exploration at the Florida Canyon project, (iii) conduct reconnaissance exploration and (iv) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of March 31, 2020, the effects of the COVID-19 virus have not had a material effect on Solitario’s activities related to the exploration of its Lik and Florida Canyon projects. However, going forward for the remainder of 2020, we will continue to monitor planned activities for the full year 2020 at both Florida Canyon and Lik. The extent to which the coronavirus impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Item 1A, “Risk Factors,” below.

 (b) Results of Operations

Comparison of the quarter ended March 31, 2020 to the quarter ended March 31, 2019

We had a net loss of $607,000 or $0.01 per basic and diluted share for the three months ended March 31, 2020 compared to a net loss of $441,000 or $0.01 per basic and diluted share for the three months ended March 31, 2019. As explained in more detail below, the primary reasons for the increase in the net loss in the three months ended March 31, 2020 compared to the loss in the first three months of 2019 were (i) the Royalty Sale revenue, net, of $408,000 during the three months ended March 31, 2019 with no similar mineral property revenue during the three months ended March 31, 2020 and (ii) a loss on derivative instruments of $25,000 during the three months ended March 31, 2020, with no similar loss in the three months ended March 31, 2019. Partially offsetting the above items were (i) a reduction in exploration expense to $113,000 during the three months ended March 31, 2020 compared to exploration expense of $163,000 during the three months ended March 31, 2019; (ii) a reduction in general and administrative expense to $336,000 during the three months ended March 31, 2020 compared to general and administrative expense of $425,000 during the three months ended March 31, 2019; (iii) an increase in interest income to $81,000 during the three months ended March 31, 2020 compared to interest income of $72,000 during the three months ended March 31, 2019; (iv) a reduction in the non-cash loss on unrealized loss on marketable equity securities to $233,000 during the three months ended March 31, 2020 compared to a non-cash unrealized loss on marketable equity securities of $326,000 during the three months ended March 31, 2019 and (v) a gain on sale of marketable equity securities of $25,000 during the three months ended March 31, 2020 with no similar gain during the three months ended March 31, 2019. Each of the major components of these items is discussed in more detail below.

          During the three months ended March 31, 2019, we completed the Royalty Sale, discussed above in Note 2 “Mineral Property,” in the condensed consolidated financial statements, and recorded net revenues of $408,000. We received $185,000 in cash and the SilverStream Note for $263,000, less our capitalized cost of $40,000 for the royalties sold. There were no similar items during the three months ended March 31, 2020.

Our net exploration expense decreased to $113,000 during the three months ended March 31, 2020 compared to exploration expense of $163,000 during the three months ended March 31, 2019 as a result of (i) a decrease in our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions and (ii) a decrease in our activities at our La Promesa project in Peru and Lik project in Alaska during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, when we were carrying out community work at La Promesa and working with our joint venture partner, Teck, on reviews of exploration data at Lik. During the three months ended March 31, 2019 we had three contract geologists in Peru, and our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We have budgeted approximately $976,000 for the full-year exploration expenditure for 2020, which includes approximately $528,000 for Solitario’s share of a joint drilling program with Teck at the Lik project in Alaska, which the bulk of those expenses are planned for the third and fourth quarter of 2020. We expect our full-year exploration expenditures for 2020 to be below the exploration expenditures for full-year 2019, however these expenditures may be impacted by the effects of the COVID-19 pandemic, as discussed above.

Exploration expense (in thousands) by project for the three months ended March 31, 2020 and 2019 consisted of the following:

	March 31,	March 31,
Project Name	2020	2019
Florida Canyon	$2	$-
Lik	6	19
La Promesa	-	24
Reconnaissance	105	120
Total exploration expense	$113	$163

General and administrative costs, excluding stock option compensation costs, discussed below, were $251,000 during the three months ended March 31, 2020 compared to $337,000 during the three months ended March 31, 2019. The major components of these costs were related to (i) salaries and benefit expense of $83,000 during the first three months of 2020 compared to salary and benefit costs of $108,000 during the three months ended March 31, 2019, as we reduced staff and taken salary reductions during 2020; (ii) legal and accounting expenditures of $11,000 in the first three months of 2020 compared to $53,000 in the first three months of 2019; (iii) office rent and expenses of $43,000 during the three months ended March 31, 2020, compared to $42,000 during the three months ended March 31, 2019; and (iv) travel and shareholder relation costs of $112,000 during the first three months of 2020 compared to $133,000 during the three months ended March 31, 2019. We anticipate the full-year general and administrative costs will be lower for 2020 compared to 2019.

We recorded $85,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2020 compared to $88,000 of stock option compensation expense during the three months ended March 31, 2019. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended March 31, 2020 and 2019. See Note 9, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

During the three months ended March 31, 2020, we sold 2,000,000 shares of our holdings of Vendetta common stock for proceeds of $76,000 and recorded a gain on sale of marketable equity securities of $25,000. After the completion of the sale of the Vendetta shares, we hold 12,450,000 shares of Vendetta common stock. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of Vendetta common stock.

We recorded an unrealized loss on marketable equity securities of $233,000 during the three months ended March 31, 2020 compared to an unrealized loss on marketable equity securities of $326,000 during the three months ended March 31, 2019. The loss during the three months ended March 31, 2020 and 2019 was primarily related to a decrease in the value of our holdings of 12,450,000 shares of Vendetta common stock which decreased from a fair value of $479,000 at December 31, 2019 to a fair value of $350,000 at March 31, 2020 based on quoted market prices. In addition we hold 100,000 shares of Kinross, which decreased from a fair value of $474,000 at December 31, 2019 to a fair value of $398,000 at March 31, 2020, the combination of which accounted for the bulk of the unrealized loss on marketable equity securities during the quarter ended March 31, 2020.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2020 and 2019, we recorded no property impairments.

At March 31, 2020 and 2019, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2020 or 2019. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2020. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2020, we have $7,269,000 in cash and short-term investments. As of March 31, 2020, we have $6,325,000 of our current assets in USTS with maturities of 15 days to 15 months. In addition, we have two CD’s each with a face value of $250,000. The USTS and CD’s are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2020.

We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years. We also expect to use a portion of our cash to repurchase shares of our common stock pursuant to the terms of a share repurchase program, discussed above in Note 10, “Shareholders’ Equity,” to the unaudited condensed consolidated financial statements. The share repurchase program may be terminated at any time and does not require Solitario to purchase a minimum number of shares.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2020 we own 12,450,000 shares of Vendetta common stock and 100,000 shares of Kinross common stock. The Vendetta shares are recorded at their fair market value of $350,000 and the Kinross shares are recorded at their fair value of $398,000 at March 31, 2020. In addition, we own other marketable equity securities with a fair value of $8,000 at March 31, 2020. During the three months ended March 31, 2020 we sold 2,000,000 shares of Vendetta common stock, as discussed above. We anticipate we may sell some of our marketable equity securities during the remainder of 2020 depending on cash needs and market conditions.

Working Capital

We had working capital of $7,978,000 at March 31, 2020 compared to working capital of $8,487,000 as of December 31, 2019. Our working capital at March 31, 2020 consists primarily of our cash and cash equivalents, our investment in USTS and CD’s, discussed above, our investment in marketable equity securities of $755,000, and other current assets of $295,000, which include the SilverStream Note of $253,000 at March 31, 2020, less our accounts payable of $294,000 and other current liabilities of $47,000. As of March 31, 2020, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of both March 31, 2020, and December 31, 2019 there were options outstanding that are exercisable to acquire 4,373,000 shares of Solitario common stock. The outstanding options have exercise prices between $0.77 per share and $0.28 per share. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2020.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2019, our Board of Directors extended the term of the share repurchase program until December 31, 2020. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been determined by our management and the purchases were effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of March 31, 2020, Solitario has purchased a total of 986,000 shares for an aggregate purchase price of $465,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. Subject to any legal restrictions and our available financial resources, we anticipate we will continue to purchase a limited number of shares under the share repurchase plan during 2020 as determined by management.

 (d) Cash Flows

Net cash used in operations during the three months ended March 31, 2020 increased to $238,000 compared to $172,000 of net cash used in operations for the three months ended March 31, 2019 primarily as a result of the mineral property revenue, net, cash received during the three months ended March 31, 2019 of $185,000 from the Royalty Sale, discussed above, with no similar item during the three months ended March 31, 2020. This was partially offset by (i) a decrease in non-stock option general and administrative expense to $251,000 during the three months ended March 31, 2020 compared to $337,000 during the three months ended March 31, 2019, discussed above and (iii) a decrease in exploration expenses to $113,000 during the three months ended March 31, 2020 compared to $163,000 during the three months ended March 31, 2019, as a result of a decrease in exploration activities at our La Promesa and Lik projects and a reduction in reconnaissance exploration during 2020 compared to 2019, discussed above. Based upon projected expenditures in our 2020 budget, we anticipate continued use of funds from operations through the remainder of 2020, primarily for exploration related to our Lik project and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2020, we provided $107,000 in cash from investing activities compared to $602,000 of cash provided from investing activities during the three months ended March 31, 2019. The primary sources of the cash provided related to the net proceeds from short-term investment sales and purchases of $40,000 and $602,000, respectively, during the three months ended March 31, 2020 and 2019. In addition, during the three months ended March 31, 2020 we sold 2,000,000 shares of Vendetta common stock for proceeds of $76,000, with no similar item last year. We may sell additional marketable equity securities during the remainder of 2020, as discussed above. However, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2020. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and or potential mineral property acquisitions during the remainder of 2020. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2020, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We used $3,000 and $9,000, respectively, for the purchase of our common stock during the three months ended March 31, 2020 and 2019, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2020, however, this will be limited to the maximum number of shares, permissible under the share repurchase program.

(e) Off-balance sheet arrangements

As of March 31, 2020, and December 31, 2019 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2020. As of March 31, 2020, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(g) Discontinued Projects

We sold our Brazil, Mexico and Montana royalty properties during the three months ended March 31, 2019 in the Royalty Sale, discussed above. We did not record any mineral property write-downs during the three months ended March 31, 2020 and 2019.

(h) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

(i) Related Party Transactions

As of March 31, 2020, and for the three months ended March 31, 2020, we have no related party transactions or balances.

(j) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

●
Our estimates of the value and recovery of our short-term investments;
●
Our estimates of future exploration, development, general and administrative and other costs;
●
Our ability to realize a return on our investment in the Lik project;
●
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
●
Our business strategy and other plans and objectives for future operations; and
●
Risks related to pandemics, including the outbreak of the coronavirus global health pandemic (COVID-19).

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

None

Item 1A.
Risk Factors

Except as detailed below with regard to risks related to the coronavirus pandemic and other potential pandemics, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of pandemics, including the coronavirus (COVID-19) may affect our operations

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

Our business could be adversely impacted by the effects of the coronavirus (COVID-19) or other epidemics or pandemics. In December 2019, a novel strain of the coronavirus emerged in China and the virus has now spread globally, including the areas we operate in - the western U.S., Alaska, and Peru. The extent to which the coronavirus impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continued spread of the coronavirus and travel and other restrictions established to curb the spread of the coronavirus, could materially and adversely impact our business including without limitation, planned exploration programs at our Florida Canyon and Lik projects during 2020, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on our business, financial condition and results of operations.

There can be no assurance that our personnel will not be impacted by the coronavirus or other pandemic diseases and that we could ultimately see our workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks. In addition, a significant outbreak of coronavirus could result in a widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could have an adverse effect on the demand for precious and base metals and our future prospects.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended March 31, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020- January 31, 2020	-	n/a	-	1,030,700
February 1, 2020 – February 28, 2020	-	n/a	-	1,030,700
March 1, 2020 – March 31, 2020	16,700	$0.17	16,700	1,014,000

(1)
As of March 31, 2020, we have purchased a total of 986,000 shares for an aggregate purchase price of $465,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.
Defaults upon Senior Securities

None

Item 4.
Mine Safety Disclosures

None

Item 5.
Other Information

None

Item 6.
Exhibits

The Exhibits to this report are listed in the Exhibit Index.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

Date: April 30, 2020	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (Solitario Exploration & Royalty Corp.) (incorporated by reference to Exhibit 99.1 to Solitario’s Form 10-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith