Form 10-Q
period 2020-09-30
SOLITARIO ZINC CORP.
filed 2020-11-10
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2020
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number.   001-39278

SOLITARIO ZINC CORP.
(Exact name of registrant as specified in its charter)

Colorado	84-1285791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4251 Kipling St. Suite 390, Wheat Ridge, CO	80033
(Address of principal executive offices)	(Zip Code)
(303) 534-1030
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	XPL	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

 There were 58,108,366 shares of $0.01 par value common stock outstanding as of November 9, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$413	$574
Short-term investments	6,317	6,829
Investments in marketable equity securities, at fair value	1,844	1,039
SilverStream note receivable	-	268
Prepaid expenses and other	28	46
Total current assets	8,602	8,756

Mineral properties	15,617	15,617
Other assets	161	159
Total assets	$24,380	$24,532

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$141	$228
Operating lease liability	17	41
Paycheck Protection Loan	70	-
Kinross call option	19	-
Total current liabilities	247	269

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	-	7
Total long-term liabilities	125	132

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2020 and December 31, 2019)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (58,108,366 and 58,133,066 shares, respectively, issued and outstanding at September 30, 2020 and December 31, 2019)	581	581
Additional paid-in capital	70,486	70,204
Accumulated deficit	(47,059)	(46,654)
Total shareholders’ equity	24,008	24,131
Total liabilities and shareholders’ equity	$24,380	$24,532

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of US dollars, except per share amounts)	Three months endedSeptember 30		Nine months endedSeptember 30
	2020	2019	2020	2019
Revenue, net – mineral property sale	$-	$-	$-	$408

Costs, expenses and other:
Exploration expense	112	815	269	1,680
Depreciation	6	6	19	19
General and administrative	226	319	816	1,065
Total costs, expenses and other	344	1,140	1,104	2,764
Other (loss) income
Interest income (net)	3	43	111	205
Other income	-	-	44	-
Loss on derivative instruments	(70)	(36)	(90)	(36)
Gain on sale of marketable equity securities	25	-	50
Unrealized gain (loss) on marketable equity securities	333	(347)	584	(736)
Total other income (loss)	291	(340)	699	(567)
Net loss	$(53)	$(1,480)	$(405)	$(2,923)
Loss per common share:
Basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	58,110	58,138	58,119	58,147

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Nine months endedSeptember 30,
	2020	2019
Operating activities:
Net loss	$(405)	$(2,923)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	19	19
Amortization of right of use lease asset	29	29
Unrealized (gain) loss on marketable equity securities	(584)	736
Employee stock option expense	287	258
Gain on sale of marketable equity securities	(50)	-
Other income- gain on conversion of SilverStream Note	(44)	-
Loss on derivative instruments	90	36
Changes in operating assets and liabilities:
Prepaid expenses and other assets	60	211
Note receivable, net of mineral property sold	-	(223)
Accounts payable and other current liabilities	(118)	(528)
Net cash used in operating activities	(716)	(2,385)
Investing activities:
Sale of short-term investments, net	488	2,844
Purchase of Vendetta units	-	(233)
Cash from sale of marketable equity securities	123	-
Purchase of other assets	-	(6)
(Purchase) sale of derivative instruments – net	(121)	10
Net cash provided by investing activities	490	2,615
Financing activities:
Paycheck Protection Loan	70	-
Purchase of common stock for cancellation	(5)	(12)
Net cash provided by (used in) financing activities	65	(12)

Net increase (decrease) in cash and cash equivalents	(161)	218
Cash and cash equivalents, beginning of period	574	117
Cash and cash equivalents, end of period	$413	$335

Supplemental Cash Flow information:
Conversion of SilverStream note to Marketable equity securities	$294	-

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

Solitario has recorded revenue in the past from the sale of mineral properties, including (i) the sale of certain mineral royalty properties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”), for Cdn$600,000 in January 2019 (the “Royalty Sale”), and (ii) the sale in June 2018 of its interest in the royalty on its Yanacocha property. In addition, Solitario has received proceeds from (i) the sale in 2015 of its former interest in Mount Hamilton LLC (“MH-LLC”), the owner of its former Mt. Hamilton project; (ii) the sale of a royalty on its former Mt. Hamilton project and (iii) joint venture property payments. Revenues and / or proceeds from the sale or joint venture of properties or assets, although generally significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

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

As of September 30, 2020, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to fund costs and activities intended to further the exploration of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2020 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future, or for the full year ending December 31, 2020.

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

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of September 30, 2020, $404,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of September 30, 2020, Solitario has $4,754,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 30 days to 12 months. In addition, Solitario has $1,563,000 of its current assets in seven bank certificates of deposits (“CD’s”) with face values between $100,000 and $250,000 and maturities between five and 20 months. The USTS and CD’s are recorded at their fair value based upon quoted market prices. The USTS are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS and CD’s are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Earnings per share

The calculation of basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2020 and 2019.

Potentially dilutive shares related to outstanding common stock options for 5,698,000 Solitario common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 because the effects were anti-dilutive. Potentially dilutive shares related to outstanding common stock options for 4,373,000 Solitario common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2019 because the effects were anti-dilutive.

Recently adopted accounting pronouncements

The FASB issued ASU No. 2018-13, Disclosure Framework – Fair Value (topic 820): Changes to Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). Among other things, ASU No. 2018-13 changes the required disclosures regarding (i) transfers between Level 1 and Level 2 fair values; (ii) unrealized gains / losses included in earnings and other comprehensive income for Level 3 instruments; and (iii) amount, reason and policies regarding transfers between Levels. ASU No. 2018-13 is effective for Solitario for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Solitario adopted ASU No. 2016-13 January 1, 2020 which did not have a material impact on its consolidated financial position or results of operations as of or for the three and nine months ended September 30, 2020.

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

On May 19, 2020, SilverStream completed an initial public offering, including changing its name to Vox Royalty Corp. (“Vox”) and, in accordance with the terms of the SilverStream Note, issued Solitario 137,255 shares of common stock of Vox in full satisfaction of obligations owed under the SilverStream Note. In accordance with the terms of the SilverStream Note, the 137,255 shares were issued at a price of Cdn$2.55 per share, which was at a 15% discount to the initial public offering price of Cdn$3.00 per share. Solitario recorded its initial investment in the Vox common shares at the initial public offering price, or a total of Cdn$412,000 or $294,000. Solitario recorded other income of $44,000 for the gain on the conversion of the SilverStream Note during the nine months ended September 30, 2020.

During the three months ended September 30, 2020 and 2019, Solitario recorded interest income from the SilverStream Note of nil and $3,000, respectively. During the nine months ended September 30, 2020 and 2019 Solitario recorded interest income from the SilverStream Note of $7,000 and $9,000, respectively.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Geologic and field expenses	$91	$794	$204	$1,621
Administrative	21	21	65	59
Total exploration costs	$112	$815	$269	$1,680

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

3.
Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2020, Solitario recorded an unrealized gain on marketable equity securities of $333,000 and $584,000, respectively. During the three and nine months ended September 30, 2019, Solitario recorded an unrealized loss on marketable equity securities of $347,000 and $736,000, respectively.

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:
(in thousands)	September 30, 2020	December 31, 2019
Marketable equity securities at cost	$2,099	$1,879
Cumulative unrealized loss on marketable equity securities	(255)	(840)
Marketable equity securities at fair value	$1,844	$1,039

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of marketable equity securities sold	$22	$-	$73	$-
Realized gain on marketable equity securities sold	25	-	50	-
Proceeds from the sale of marketable equity securities sold	(47)	-	(123)	-
Net gain (loss) on marketable equity securities	358	(347)	634	(736)
Additions to marketable equity securities	-	-	294	-
Change in marketable equity securities at fair value	$311	$(347)	$805	$(736)

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unrealized gain (loss) on marketable securities	$333	$(347)	$584	$(736)
Realized gain on marketable equity securities sold	25	-	50	-
Net gain (loss) on marketable securities	$358	$(347)	$634	$(736)

Solitario sold 900,000 and 2,900,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock, respectively, during the three and nine months ended September 30, 2020 for proceeds of $47,000 and $123,000, respectively, and recorded a gain on sale of $25,000 and $50,000, respectively, on the date of sale. Solitario did not sell any marketable equity securities during the three months and nine months ended September 30, 2019. The change in the fair value of marketable equity securities during the three and nine months ended September 30, 2019 was related entirely to the unrealized loss on marketable equity securities related to their fair values based upon quoted market prices for the marketable equity securities held by Solitario during that period.

On May 19, 2020, Solitario received 137,255 shares of Vox upon conversion of the SilverStream Note, discussed above, valued at $294,000.

4.        Leases

Solitario adopted ASU 2016-02 Leases effective January 1, 2019 and accounts for its leases in accordance with Accounting Standards Codification (“ASC”) 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a term of 5 months remaining at September 30, 2020, with no renewal option. At September 30, 2020, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as current office lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three and nine months ended September 30, 2020 Solitario recognized $9,000 and $29,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2019 Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2020 cash lease payments of $10,000 and $31,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2019 cash lease payments of $10,000 and $27,000, respectively, were made on the WR Lease. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease was not determinable at the inception of the WR Lease, and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at September 30, 2020:

Future lease payments (in thousands)

2020	10
2021	7
Total lease payments	17
Less amount of payments representing interest	-
Present value of lease payments	$17

Supplemental cash flow information related to our operating lease was as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$10	$10	$31	$27
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$-	$-	$-	$82

5        Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31
	2020	2019
Furniture and fixtures, net of accumulated depreciation	$35	$39
Lik project equipment, net of accumulated depreciation	35	50
Office lease asset	17	45
Vendetta warrants	70	21
Exploration bonds and other assets	4	4
Total other	$161	$159

6.        Derivative Instruments

Vendetta Warrants

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000. Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”). Each Vendetta Warrant entitles the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, determined by (i) the fair value of the Vendetta common shares received based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model. During the three and nine months ended September 30, 2020, Solitario recorded a gain on derivative instruments of $37,000 and $50,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model. During the three and nine months ended September 30, 2019, Solitario recorded a loss on derivative instruments of $42,000 for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.

Covered call options

From time to time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in Marketable Equity Securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During the three and nine months ended September 30, 2020, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $25,000 and $103,000, respectively, and repurchased certain of its covered calls prior to expiration for $160,000 and $224,000, respectively. As of September 30, 2020, Solitario has a remaining liability of $19,000, in total, related to two outstanding Kinross call options which expire in November 2020 and January 2021. During the three and nine months ended September 30, 2020 Solitario recorded a loss on derivative instruments related to its Kinross calls of $106,000 and $139,000, respectively. During the three and nine months ended September 30, 2019, Solitario recorded a gain on derivative instruments related to its Kinross calls of $6,000.

7.        PPP Loan

On April 20, 2020, in response to significant market volatility and uncertainty, our general history of operating losses, and the resulting need for Solitario to conserve its financial resources, Solitario applied for and received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund Company payroll, rent and utilities obligations. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of the loan. The PPP Loan may be prepaid at any time prior to maturity, under certain conditions, with no prepayment penalties. The PPP Loan promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Solitario believes it used the proceeds from the PPP Loan for qualifying expenses and intends to apply for forgiveness of a portion of the PPP Loan in accordance with the terms of the CARES Act. However, Solitario cannot assure that such forgiveness of any portion of the PPP Loan will occur. As of September 30, 2020, Solitario has recorded $70,000 for the PPP Loan, including accrued interest through September 30, 2020 at 1% per annum, as a current liability. Solitario expects to repay its PPP Loan, less forgiveness, if any, within the next twelve months.

8.        Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement. During the three and nine months ended September 30, 2020 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,317	$-	$-	$6,317
Marketable equity securities	$1,844	$-	$-	$1,844
Vendetta Warrants	$-	$70	$-	$70
Liabilities
Kinross call options	$19	$-	$-	$19

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

At both September 30, 2020 and December 31, 2019, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2020 and 2019, Solitario recorded no deferred tax expense.

10.
Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of September 30, 2020 of $17,000 through March of 2021.

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

As of September 30, 2020, and December 31, 2019 there were options outstanding that are exercisable to acquire 5,698,000 and 4,373,000 shares, respectively, of Solitario common stock, with exercise prices between $0.20 and $0.77 per share. All of the options have a five-year term and vest 25% on the date of grant and 25% on each of the next three anniversary dates. Solitario amortizes grant date fair value on a straight-line basis over the vesting period. During the nine months ended September 30, 2020, Solitario granted options exercisable to acquire 1,325,000 shares of common stock with an exercise price of $0.20 per share, a five year term and a grant date fair value of $145,000 based upon a Black-Scholes model, with a 66% volatility and a 0.4% risk-free interest rate. During the nine months ended September 30, 2019, Solitario granted options exercisable to acquire 150,000 shares of common stock, with an exercise price of $0.28 per share, a five-year term, and a grant date fair value of $23,000 based upon a Black-Scholes model, with a 64% volatility and a 2.4% risk-free interest rate. In addition, during the nine months ended September 30, 2019, options exercisable for 1,000,160 shares of common stock, with exercise prices between $1.68 and $0.70 per share, expired unexercised. There were no exercises of options under the 2013 Plan during either of the three and nine month periods ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020, Solitario recorded stock option compensation expense of $72,000 and $287,000, respectively. During the three and nine months ended September 30, 2019, Solitario recorded stock option compensation expense of $85,000 and $258,000, respectively. At September 30, 2020, the total unrecognized stock option compensation cost related to non-vested options was $175,000 and is expected to be recognized over a weighted average period of 22 months.

12.        Shareholders’ Equity

Shareholders’ Equity for the three months ended September 30, 2020:

(in thousands, except
Share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2020	58,111,966	581	$70,415	$(47,006)	$23,990
Stock option expense	-	-	72	-	72
Purchase of shares for cancellation	(3,600)	-	(1)	-	(1)
Net loss	-	-	-	(53)	(53)
Balance at September 30, 2020	58,108,366	$581	$70,486	$(47,059)	$24,008

Shareholders’ Equity for the nine months ended September 30, 2020:

(in thousands, except
Share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2019	58,133,066	581	$70,204	$(46,654)	$24,131
Stock option expense	-	-	287	-	287
Purchase of shares for cancellation	(24,700)	-	(5)	-	(5)
Net loss	-	-	-	(405)	(405)
Balance at September 30, 2020	58,108,366	$581	$70,486	$(47,059)	$24,008

Shareholders’ Equity for the three months ended September 30, 2019:

(in thousands, except
Share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2019	58,138,266	581	$70,036	$(44,808)	$25,809
Stock option expense	-	-	85	-	85
Purchase of shares for cancellation	(2,900)	-	(1)	-	(1)
Net loss	-	-	-	(1,480)	(1,480)
Balance at September 30, 2019	58,135,366	$581	$70,120	$(46,288)	$24,413

Shareholders’ Equity for the nine months ended September 30, 2019:

(in thousands, except
Share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2018	58,171,466	582	$69,873	$(43,365)	$27,090
Stock option expense	-	-	258	-	258
Purchase of shares for cancellation	(36,100)	(1)	(11)	-	(12)
Net loss	-	-	-	(2,923)	(2,923)
Balance at September 30, 2019	58,135,366	$581	$70,120	$(46,288)	$24,413

Share Repurchase Program

On October 28, 2015, the Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2019, the Board of Directors extended the expiration date of the share repurchase program through December 31, 2020. During the three and nine months ended September 30, 2020, Solitario purchased 3,600 and 24,700 shares of Solitario common stock, respectively, for an aggregate purchase price of $1,000 and $5,000, respectively. During the three and nine months ended September 30, 2019, Solitario purchased 2,900 and 36,100 shares of Solitario common stock, respectively, for an aggregate purchase price of $1,000 and $12,000, respectively. As of September 30, 2020, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At September 30, 2020, we consider our carried interest in the Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, at September 30, 2020, we have one other exploration property in Peru. We are conducting independent exploration activities on our own and through joint ventures operated by our partners in Peru and the United States.

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

As of September 30, 2020, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of the Lik project, (ii) fund costs and activities intended to further the exploration at the Florida Canyon project, (iii) conduct reconnaissance exploration and (iv) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

(b) Effects of COVID-19

As of September 30, 2020, the effects of COVID-19 have not had a material adverse effect on Solitario’s administrative activities as we have only three full-time employees, all of whom can work remotely, and are not required to meet in person on a regular basis. To date, our joint ventures also have not been directly affected by the effects of COVID-19, as they are remote exploration projects, with no full-time or part-time on-site employees or contractors. However, our joint-venture partners, Teck at our Lik project and Nexa at our Florida Canyon project, have taken steps, with our concurrence, to reduce the planned exploration activities on these projects for 2020 due to several factors. These factors include but are not limited to; (i) our partners’ limited exploration staffing; (ii) the need to put into place safety and operational protocols for COVID-19 and other potential pandemics related to all of their exploration activities; (iii) the ability to reallocate exploration resources to non-site specific tasks, such as data and resource review, and planning for future drilling; and (iv) the ability to postpone 2020 exploration activities to 2021 by using the interim period to enhance potential 2021 exploration programs. Solitario does not believe the reduction in 2020 exploration activities reflects on the long-term economic potential of either its Lik or Florida Canyon projects.

Because of the uncertainty caused by COVID-19, and the resulting market volatility and unknown long-term effects of COVID-19, Solitario has taken steps to reduce the potential impact of COVID-19 on its liquidity and capital resources by; (i) obtaining the PPP Loan; (ii) initiating salary reductions for all of its employees; (iii) reducing its contractual amounts due to contractors; (iv) reducing non-core activities such as travel and investor relations; and (v) reducing or delaying certain capital costs such as equipment replacement. Although the impact of COVID-19 on Solitario’s ability to access capital markets is unknown and may be reduced, Solitario believes the proceeds of the PPP Loan combined with Solitario’s current assets, provide Solitario with the flexibility to continue its on-going operations.

Nonetheless, the extent to which COVID-19 impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Please see Item 1A, “Risk Factors,” below.

 (c) Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

We had a net loss of $53,000 or $0.00 per basic and diluted share for the three months ended September 30, 2020 compared to a net loss of $1,480,000 or $0.03 per basic and diluted share for the three months ended September 30, 2019. As explained in more detail below, the primary reasons for the decrease in net loss in the three months ended September 30, 2020 compared to the net loss during the three months ended September 30, 2019 were (i) a reduction in exploration expense to $112,000 in the three months ended September 30, 2020 compared to exploration expense of $815,000 during the three months ended September 30, 2019; (ii) a reduction in general and administrative expense to $226,000 in the three months ended September 30, 2020 compared to general and administrative expense of $319,000 during the three months ended September 30, 2019; and (iii) an unrealized gain on marketable equity securities of $333,000 during the three months ended September 30, 2020 compared to an unrealized loss on marketable equity securities of $347,000 during the three months ended September 30, 2019. Partially offsetting the above items was (i) a reduction in our interest income to $3,000 during the three months ended September 30, 2020 compared to interest income of $43,000 during the three months ended September 30, 2019; and (ii) a loss on derivative instruments of $70,000 during the three months ended September 30, 2020 compared to a loss on derivative instruments of $36,000 during the three months ended September 30, 2019. Each of the major components of these items is discussed in more detail below.

          Our exploration expense decreased to $112,000 during the three months ended September 30, 2020 compared to our exploration expense of $815,000 during the three months ended September 30, 2019 as a result of (i) our joint venture partner Nexa meeting the final required total drilling target of 5,100 meters of drilling at the Florida Canyon project during the three months ended September 30, 2019 with Solitario responsible for $527,000 of the total drilling costs incurred by Nexa resulting in recording of $527,000 of exploration expense during the three months ended September 30, 2019 with no similar drilling at Florida Canyon during the three months ended September 30, 2020; (ii) a reduction in our reconnaissance exploration program to $81,000 during the three months ended September 30, 2020 compared to reconnaissance exploration of $102,000 during the three months ended September 30, 2019; (iii) a reduction in our exploration expense at our Lik project in Alaska to $27,000 during the three months ended September 30, 2020 compared to exploration expense at Lik of $147,000 during the three months ended September 30, 2019 and (iv) a reduction in our La Promesa project expenses to $nil during the three months ended September 30, 2020 compared to project expenses at La Promesa of $31,000 during the three months ended September 30, 2019. During the three months ended September 30, 2020 we had one contract geologist in Peru, and our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We have budgeted approximately $493,000 for our full-year exploration expenditure for 2020, which as discussed above in “Effects of COVID-19,” is reduced, from our original full-year exploration budget of $976,000. As discussed above, our joint venture partners, with our concurrence, have reduced planned exploration expenditures, the bulk of which were planned for our Lik project which previously included approximately $527,000 for Solitario’s share of a joint drilling program with Teck at the Lik project. The revised plan at the Lik project calls for a full-year 2020 budget of approximately $90,000, with the bulk of those expenses planned for the third and fourth quarters of 2020. Given the significant drilling that was performed in 2019, primarily for drilling at our Florida Canyon project, we expect our full-year exploration expenditures for 2020 to be below the full-year exploration expenditures for 2019.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2020	2019	2020	2019
Florida Canyon	$4	$535	$10	$1,070
Lik	27	147	(11)	190
La Promesa	-	31	-	90
Reconnaissance	81	102	270	330
Total exploration expense	$112	$815	$269	$1,680

General and administrative costs, excluding stock option compensation costs, discussed below, were $153,000 during the three months ended September 30, 2020 compared to $234,000 during the three months ended September 30, 2019. The major components of this reduction in costs were related to (i) salaries and benefit expense of $74,000 during the three months ended September 30, 2020 compared to salary and benefit costs of $108,000 during the three months ended September 30, 2019, as we have reduced staff and taken salary reductions during 2020; (ii) legal and accounting expenditures of $26,000 in the three months ended September 30, 2020 compared to $40,000 in the three months ended September 30, 2019; (iii) directors and officer insurance cost of $14,000 during the three months ended September 30, 2019 with no similar cost during 2020 as Solitario dropped its director and officer insurance during 2020 due to the high cost; (iv) office rent and expenses of $27,000 during the three months ended September 30, 2020, compared to $33,000 during the three months ended September 30, 2019; and (v) travel and shareholder relation costs of $26,000 during the three months ended September 30, 2020 compared to $38,000 during the three months ended September 30, 2019. We anticipate the full-year general and administrative costs will be lower for 2020 compared to 2019.

We recorded $72,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2020 compared to $85,000 of stock option compensation expense during the three months ended September 30, 2019. These non-cash charges related to the expense for vesting of stock options outstanding during the three months ended September 30, 2020 and 2019. The primary reason for the decrease in 2020 was the vesting of previously granted options, for which we no longer amortize grant date fair value. See Note 11, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized gain on marketable equity securities of $333,000 during the three months ended September 30, 2020 compared to an unrealized loss on marketable equity securities of $347,000 during the three months ended September 30, 2019. The gain during the three months ended September 30, 2020 was primarily related to (i) an increase in the value of our holdings of 100,000 shares of Kinross common stock, which increased to a fair value of $882,000 at September 30, 2020 from a fair value of $722,000 at June 30, 2020 or an increase of $160,000 based on quoted market prices; (ii) an increase in the value of our 11,550,000 shares of Vendetta common stock of $224,000, based on quoted market prices, which increased from a fair value of $424,000 at June 30, 2020 to a fair value of $648,000 at September 30, 2020, (iii) a decrease in the value of our holdings of Vox Royalty common shares of $40,000 to $303,000 at September 30, 2020 from a fair value of $343,000 at June 30, 2020 based on quoted market prices and, we held other marketable equity securities with a fair value of $11,000 at September 30, 2020 and June 30, 2020. In addition, we recorded an $11,000 unrealized loss to the date of sale on the Vendetta shares we sold during the three months ended September 30, 2020.

We recorded interest income of $3,000 during the three months ended September 30, 2020 compared to interest income of $43,000 during the three months ended September 30, 2019. This reduction was primarily due to (i) a decrease in the interest earned on our short-term investments in USTS as a result of a decrease in the total amount of outstanding short-term investments during the three months ended September 30, 2020 compared to the three months ended September 30, 2019; (ii) the average interest rates on our existing short term investments decreased during the three months ended September 30, 2019, which increased the value of existing USTS we held based upon quoted market prices during the three months ended September 30, 2019; compared to the three months ended September 30, 2020, during which interest rates were relatively stable and we did not record a comparable increase in value of our existing USTS; and (iii) the actual interest rates during 2020 have been very close to zero on USTS which compounds the reduction in the amount of interest earned on our lower balance of USTS discussed above.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and nine months ended September 30, 2020 and 2019, we recorded no property impairments.

At September 30, 2020 and 2019, our net operating loss carryforwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three and nine months ended September 30, 2020 or 2019. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2020. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

We had a net loss of $405,000 or $0.01 per basic and diluted share for the nine months ended September 30, 2020 compared to a net loss of $2,923,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2019. As explained in more detail below, the primary reasons for the decrease in our net loss were (i) a decrease in exploration expense to $269,000 during the nine months ended September 30, 2020 compared to exploration expense of $1,680,000 during the nine months ended September 30, 2019; (ii) a decrease in general and administrative costs to $816,000 during the nine months ended September 30, 2020, compared to general and administrative expenses of $1,065,000 during the nine months ended September 30, 2019; (iii) an unrealized gain on marketable equity securities of $584,000 during the nine months ended September 30, 2020 compared to an unrealized loss on marketable equity securities of $736,000 during the nine months ended September 30, 2019; (iv) we recorded $44,000 of other income on the conversion of the SilverStream Note, discussed above during the nine months ended September 30, 2020 with no similar item during the nine months ended September 30, 2019; and (v) we sold 2,900,000 shares of Vendetta common stock for proceeds of $123,000 and recorded a realized gain of $50,000 during the nine months ended September 30, 2020 with no similar sales of marketable equity securities during the nine months ended September 30, 2019. These causes of the decrease in our net loss during the period were partially offset by (i) recording mineral property sale revenue of $408,000 from the Royalty Sale during the nine months ended September 30, 2019, with no comparable mineral property sale during the nine months ended September 30, 2020; (ii) a decrease in interest income to $111,000 during the nine months ended September 30, 2020 compared to interest income of $205,000 during the nine months ended September 30, 2019; and (iii) recording a loss on derivative instruments of $90,000 during the nine months ended September 30, 2020 with a loss of $36,000 during the nine months ended September 30, 2019. The significant changes for these items are discussed in more detail below.

During the nine months ended September 30, 2019, we completed the Royalty Sale and recorded net revenues of $408,000 with no comparable sale during the nine months ended September 30, 2020. See Note 2 “Mineral Property” above for a discussion of the Royalty Sale. We do not anticipate additional significant property sales during the remainder of 2020.

Our net exploration expense decreased to $269,000 during the nine months ended September 30, 2020 compared to $1,680,000 during the nine months ended September 30, 2019. The primary reasons for the decrease was (i) the recording of $1,054,000 of exploration expense for the completion of drilling by Nexa in excess of the 5,100-meter threshold at the Florida Canyon project during the first nine months of 2019, discussed above, with no similar charge in the nine months ended September 30, 2020; (ii) reducing our exploration activity at our La Promesa project and our reconnaissance exploration activity, as detailed in the table above, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019; and (iii) a one-time non-cash credit to our accrued expenses at our Lik project of $52,000 during the nine months ended September 30, 2020, resulting from the billing of 2019 exploration expenditures from Teck to reflect that Teck did not spend the entirety of the budgeted expenditures at the Lik project during 2019, which we had accrued.

General and administrative costs, excluding stock option compensation costs discussed below, were $529,000 during the nine months ended September 30, 2020 compared to $807,000 during the nine months ended September 30, 2019. The major components of the costs were (i) salary and benefit expense during the nine months ended September 30, 2020 of $218,000 compared to salary and benefit expense of $323,000 during the nine months ended September 30, 2019, with this decrease being the result of personnel and salary reductions; (ii) legal and accounting expenditures of $50,000 during the nine months ended September 30, 2020, compared to $146,000 during the nine months ended September 30, 2019; (iii) office and other costs of $87,000 during the nine months ended September 30, 2020 compared to $85,000 during the nine months ended September 30, 2019; and (iv) travel and shareholder relation costs of $174,000 during the nine months ended September 30, 2020 compared to $209,000 during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020 and 2019, Solitario recorded $287,000 and $258,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The primary reason for the increase in stock option expense during 2020 was related to the grant of 1,325,000 options on April 2, 2020 with an exercise price of $0.20 per share, a five-year term and a grant date fair value of $145,000 based upon a Black-Scholes model. The options vest 25% on the date of grant and we recognized $36,000 of grant date fair value for these options on the date of grant during the nine months ended September 30, 2020 with no similar item during the nine months ended September 30, 2019.

We recorded an unrealized gain on marketable equity securities of $584,000 during the nine months ended September 30, 2020 compared to an unrealized loss on marketable equity securities of $736,000 during the nine months ended September 30, 2019. The non-cash unrealized gain during the nine months ended September 30, 2020 was primarily related to (i) an increase in the value of our holdings of 100,000 shares of Kinross common stock which increased to a fair value of $882,000 at September 30, 2020 compared to a fair value of $474,000 at December 31, 2019 based on quoted market prices, or an increase of $408,000 for the nine months ended September 30, 2020; and (ii) an increase in the value of our holdings of 11,550,000 shares of Vendetta common stock, which increased from a fair value of $446,000 at December 31, 2019 to a fair value of $648,000 at September 30, 2020, based on quoted market prices, or an increase of $202,000 for the nine months ended September 30, 2020. The non-cash unrealized loss during the nine months ended September 30, 2019 was primarily related to a decrease in the value of our then holdings of 14,450,000 shares of Vendetta common stock which decreased in value $703,000, based on quoted market prices during the nine months ended September 30, 2019. We may reduce our holdings of marketable equity securities depending on cash needs and market conditions, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2020.

Our interest income on short-term investments decreased to $111,000 during the nine months ended September 30, 2020 compared to interest income of $205,000 during the nine months ended September 30, 2019 primarily as a result of (i) the effects of interest rates reducing during the nine months ended September 30, 2019, which increased the quoted market price of our USTS holdings during the nine months ended September 30, 2019, as discussed above; and (ii) a decreased value of our holdings of short-term investments reduced the interest earned during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We anticipate as we utilize our short-term investments to provide funds for exploration and general and administrative expenses, our interest income will be reduced during the remainder of 2020 compared to 2019.

During the nine months ended September 30, 2020, we sold 2,900,000 shares of our holdings of Vendetta common stock for proceeds of $123,000 and recorded a gain on sale of marketable equity securities of $50,000. After the completion of the sale of the Vendetta shares, we hold 11,550,000 shares of Vendetta common stock at September 30, 2020. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of Vendetta common stock.

(d) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2020, we have $6,730,000 in cash and short-term investments. As of September 30, 2020, we have $4,754,000 of our current assets in USTS with maturities of 30 days to 12 months. In addition, Solitario has $1,563,000 of its current assets in seven CD’s with face values between $100,000 and $250,000 and maturities between eight and 20 months. The USTS and CD’s are recorded at their fair value based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2020.

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

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2020 we own 11,550,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock and 137,255 shares of Vox common stock. At September 30, 2020, the Vendetta shares are recorded at their fair market value of $648,000, the Kinross shares are recorded at their fair value of $882,000; and the Vox shares are recorded at their fair value of $303,000. In addition, we own other marketable equity securities with a fair value of $11,000 at September 30, 2020. During the nine months ended September 30, 2020 we sold 2,900,000 shares of Vendetta common stock, as discussed above. We anticipate we may sell some of our marketable equity securities during the remainder of 2020 depending on cash needs and market conditions.

Working Capital

We had working capital of $8,355,000 at September 30, 2020 compared to working capital of $8,487,000 as of December 31, 2019. Our working capital at September 30, 2020 consists primarily of our cash and cash equivalents, our investment in USTS and CD’s, discussed above, our investment in marketable equity securities of $1,844,000, and other current assets of $28,000, less our accounts payable of $141,000, the PPP Loan of $70,000 and other current liabilities of $36,000. As of September 30, 2020, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of some or all of our interests in our exploration projects or assets.

Stock-Based Compensation Plans

As of September 30, 2020, and December 31, 2019 there were options outstanding that are exercisable to acquire 5,698,000 and 4,373,000, respectively, shares of Solitario common stock. The outstanding options have exercise prices between $0.77 per share and $0.20 per share. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2020.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2019, our Board of Directors extended the term of the share repurchase program until December 31, 2020. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been determined by our management and the purchases were effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of September 30, 2020, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. Subject to any legal restrictions and our available financial resources, we anticipate we will continue to purchase a limited number of shares under the share repurchase plan during the remainder of 2020 as determined by management.

 (e) Cash Flows

Net cash used in operations during the nine months ended September 30, 2020 decreased to $716,000 compared to $2,385,000 of net cash used in operations for the nine months ended September 30, 2019 primarily as a result of (i) the exploration expense related to the $1,580,000 payments to Nexa during the nine months ended September 30, 2019, of which $527,000 was incurred and accrued during 2018 and paid in 2019 and the remaining amount of $1,053,000 was incurred and expensed and paid during 2019, as discussed above, with no similar item during the nine months ended September 30, 2020; and (ii) the decrease in cash general and administrative costs, excluding the non-cash costs for stock options, during the nine months ended September 30, 2020, discussed above, compared to the cash general and administrative costs during 2019. These decreases in uses of cash in operations were partially offset by (i) cash of $185,000 received from the Royalty Sale during the nine months ended September 30, 2019, with no similar item during the nine months ended September 30 2020 and (ii) the reduced cash for interest income received during the nine months ended September 30, 2020 from our short-term investments compared to the cash received for interest income during the nine months ended September 30, 2019, discussed above, as a result of a decrease in the balances of our short-term investments and a decrease in interest rates from 2019 to 2020. Based upon projected expenditures in our 2020 budget, we anticipate the continued use of funds from operations through the remainder of 2020, primarily for exploration activities at our Lik and Florida Canyon projects, reconnaissance exploration and general and administrative uses. See “Results of Operations” discussed above for further explanation of some of these variances.

During the nine months ended September 30, 2020, we provided $490,000 in cash from investing activities compared to $2,615,000 of cash provided from investing activities during the nine months ended September 30, 2019. The primary sources of the cash provided related to the net proceeds from short-term investment sales and purchases of $488,000 and $2,844,000, respectively, during the nine months ended September 30, 2020 and 2019. In addition, during the nine months ended September 30, 2020 we sold 2,900,000 shares of Vendetta common stock for proceeds of $123,000, with no similar item during the nine months ended September 30, 2019 and we used cash of $121,000, net, from the sale and repurchase of Kinross calls as derivative instruments during the nine months ended September 30, 2020, compared to receipt of net cash of $10,000 from the sale of derivative instruments during the nine months ended September 30, 2019. We may sell additional marketable equity securities during the remainder of 2020, as discussed above. However, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2020. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and / or evaluate potential mineral property acquisitions during the remainder of 2020. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2020, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

We received $70,000 from the PPP Loan during the nine months ended September 30, 2020 to help fund payroll, rent and utilities expenses, and we used other cash on hand of $5,000 and $12,000, respectively, for the purchase of our common stock during the nine months ended September 30, 2020 and 2019, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.” We anticipate the use of funds for additional purchases of our common stock during the remainder of 2020, although we may reduce the number of shares repurchased during the remainder of 2020, if any, in light of the potential effects of COVID-19, discussed above, and any additional purchases will be limited to the maximum number of shares, permissible under the share repurchase program.

(f) Off-balance sheet arrangements

As of September 30, 2020, and December 31, 2019 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2020. As of September 30, 2020, there have been no changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(h) Discontinued Projects

We sold our Brazil, Mexico and Montana royalty properties during the nine months ended September 30, 2019 in the Royalty Sale, discussed above. We did not record any mineral property write-downs during the three and nine months ended September 30, 2020 and 2019.

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

(j) Related Party Transactions

As of September 30, 2020, and for the three and nine months ended September 30, 2020, we have no related party transactions or balances.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

None

Item 1A.
Risk Factors

Except as detailed below with regard to on-going risks related to the coronavirus pandemic and other potential pandemics, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 or in our subsequent Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 and the quarter ended June 30, 2020.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchase of our common shares under the share repurchase program during the three months ended September 30, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020- July 31, 2020	-	n/a	-	1,009,600
August 1, 2020 – August 31, 2020	3,600	$0.33	3,600	1,006,000
September 1, 2020 – September 30, 2020	-	n/a	-	1,006,000

(1)
As of September 30, 2020, we have purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program and these shares are no longer included in our issued and outstanding shares.

Item 3.
Defaults upon Senior Securities

None

Item 4.
Mine Safety Disclosures

None

Item 5.
Other Information

None

Item 6.
Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO ZINC CORP.

November 9, 2020 Date	By:	/s/ James R. Maronick James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

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

101*
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and 2019; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith