Form 10-K
period 2020-12-31
SOLITARIO ZINC CORP.
filed 2021-03-05
CIK 917225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2020
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [X]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
YES [ ] NO [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2020 as reported on NYSE American, was approximately $16,286,000.

There were 58,379,116 shares of common stock, $0.01 par value, outstanding on March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is expected to be filed by April 30, 2021, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Business and Company Formation

Solitario Zinc Corp. (“Solitario” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the SEC. Solitario was incorporated in the State of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage of the project. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario has never developed a property. Solitario’s primary focus is on the acquisition and exploration of zinc-related exploration mineral properties. However, Solitario evaluates and will potentially acquire other base and precious metal properties and assets. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential or other potential corporate transactions that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue from the sale of mineral properties and assets, including the sale of certain mineral royalties in January of 2019 (discussed below) and the sale in April of 2018 of its interest in the royalty on the Yanacocha property. Revenues from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of revenue and would only occur in the future, if at all, on an infrequent basis.

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

As of December 31, 2020, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon and Lik projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

Solitario’s business could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics. Solitario has recommended all of its employees and contractors follow government guidelines for health and safety policies for employees and contractors, including encouraging tele-commuting and working from home where possible. Solitario has evaluated the effects of COVID-19 on its operations and taken pro-active steps to address the impacts on its operations, including reducing costs, in response to the economic uncertainty associated with potential risks from COVID-19. These reductions included implementing salary reductions and evaluation and reduction of 2020 exploration programs through its joint venture partners at the Florida Canyon and Lik exploration projects. Solitario’s 2021 tentative exploration programs include provisions for the implementation of safeguards and protocols which follow mandates and recommendations of appropriate government authorities where we work. Also, Solitario has evaluated the potential impacts on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods. Solitario will continue to monitor the effects of COVID-19 on its operations, financial condition and liquidity. However, the extent to which COVID-19 impacts Solitario’s business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the COVID-19 outbreak and the actions taken to contain or treat the outbreak.

Corporate Structure

Solitario Zinc Corp. [Colorado]
- Zazu Metals Corporation. [Canada] (100%)
  - Zazu Metals (AK) Corp. [Alaska] (100%)
    - Lik Project (50%)
- Minera Chambara, S.A. [Peru] (85%)
  - Chambara Project
- Minera Solitario Peru, S.A. [Peru] (100%)
- Minera Bongará, S.A. [Peru] (39%)
  - Florida Canyon Project
- Minera Soloco, S.A. [Peru] (100%)

Mineral Exploration Properties

We hold a 50% operating interest in the Lik zinc-lead-silver property in northwest Alaska, which is estimated to contain a large tonnage, high-grade deposit potentially mineable by open-pit methods. Teck is a 50% partner with Solitario in the Lik deposit, with Teck acting as the project manager for 2020. A Preliminary Economic Assessment (“PEA”) was completed on the Lik deposit in 2014.

Solitario also has a 39% interest in the advanced, high-grade, Florida Canyon zinc project located in northern Peru. The project has a significant mineral resource and Solitario is fully carried to production by its joint venture partner Nexa, formerly Votorantim Metais Holdings, SA (“Votorantim”) and Compañía Minera Milpo S.A.A. (“Milpo”). Solitario and Nexa completed a PEA on the Florida Canyon deposit in August 2017. Nexa is one of the largest zinc producers in Peru. Except for the 2018-2019 drilling program (discussed below) Nexa has funded 100% of project expenditures since the inception of the Florida Canyon joint venture in 2006. Nexa will increase its ownership to a 70% interest in the project from its current ownership of 61%, by continuing to solely fund all project expenditures and committing to place the project into production based upon a positive feasibility study. After earning 70%, and at the request of Solitario, in the event Nexa makes the decision to develop the Florida Canyon project, Nexa has agreed to finance Solitario's 30% participating interest for any development costs through a loan facility to Solitario. Solitario would then repay the loan facility through 50% of its net cash flow distributions from the project.

In August of 2018, Solitario agreed to fund a portion of a 2018 – 2019 drilling program at the Florida Canyon project. Solitario funded $1,580,000 of the 39-hole 17,033-meter drilling program, which was completed in the fourth quarter of 2019 (the “Drilling Program”). The funding of the Drilling Program will be treated as an advance on Solitario’s commitment to fund 30% of any future construction and development costs of Florida Canyon under the original joint venture agreement discussed above. Accordingly, in the event the Florida Canyon project is developed, which cannot be assured at this time, the funds paid to Nexa under this agreement will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay loans from Nexa for future development costs at the Florida Canyon project. As of December 31, 2020, Solitario has paid Nexa its entire funding commitment of $1,580,000, of which $1,053,000 was charged to exploration during 2019.

At December 31, 2020, Solitario also holds an 85% interest in the Chambara exploration project in Peru. Nexa holds the remaining 15%.

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

We have recorded revenue in the past from the sale of mineral properties and assets, joint venture property payments and the sale of a royalty on our formerly held Mt. Hamilton property. Proceeds from the sale or joint venture of properties and royalty sales, although potentially significant when they occur, have not been a consistent source of cash and may only occur in the future, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities on our projects, we need to maintain and replenish our capital resources. Historically, we have met our need for capital through (i) sales of covered call options on our common stock of Kinross Gold Corporation (“Kinross”) we hold; (ii) the sale of our investments in, and interest on, our short term Treasury Notes and Bank CDs; (iii) the sale of mineral property royalties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for $408,000 during 2019, (iv) sales of our shares of common stock of Vendetta Mining Corp. and Kinross; (v) the sale of our Yanacocha royalty to Newmont Mining Corporation for $502,000 during 2018; (vi) proceeds received from the sale of our former Mt. Hamilton project in 2015; (vii) joint venture delay rental payments; (vii) a royalty sale for $10,000,000 in 2012; and (Ix) issuances of common stock. We have reduced our exposure to the costs of our exploration activities through the use of joint ventures.

We operate in one segment: mineral exploration. We currently conduct exploration activities in Peru and Alaska and evaluate properties for potential acquisition and evaluation of strategic corporate opportunities throughout North and South America. As of March 5, 2021, we had three full-time employees located in the United States and no full-time employees outside of the United States. We utilize contract managers, geologists, administrators and laborers to execute our Latin American and North American project work and acquisition evaluations.

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

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We are required to conduct our operations in compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in each jurisdiction in which we conduct our exploration activities could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects. During 2020, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2020 and 2019, are total assets of $20,000 and $59,000, respectively, related to Solitario's operations located outside of the United States.

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

Paper copies of our Annual Report to Shareholders, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge by writing to Solitario at its address on the front of this Form 10-K. In addition, electronic versions of the reports we file with the SEC are available on our website, www.solitarioxr.com, as soon as practicable, after filing with the SEC.

Item 1A. Risk Factors

In addition to considering the other information in this Form 10-K, you should consider carefully the following factors. The risks described below are the significant risks we face and include all material risks of which we are aware. Additional risks not presently known to us or risks that we currently consider immaterial may also adversely affect our business.

Risks Related to Our Business and Industry

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

The outbreak of pandemics, including the coronavirus (COVID-19) may affect our assets and development plans.

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

Our business could be adversely impacted by the effects of the COVID-19 or other epidemics or pandemics. In December 2019, a novel strain of COVID-19 emerged in China and has spread globally, including the areas we operate in - the western U.S., Alaska, and Peru. The extent to which the coronavirus impacted our business and projects during 2020 is discussed above. How COVID-19 may further impact our business, including our future exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity, and any recurrence of various strains of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continuing spread of COVID-19 and travel and other restrictions established to curb the spread of COVID-19, could materially and adversely impact our business including without limitation, planned exploration programs at our Florida Canyon and Lik projects during 2021 and beyond, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry experts and personnel, the timing to process drill and other metallurgical testing, and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on our business, financial condition and results of operations. There can be no assurance that our personnel will not be impacted by COVID-19 or other pandemic diseases and that we could ultimately see our workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks. In addition, the outbreak of COVID-19 has resulted in a widespread global health crisis that has adversely affected global economies and financial markets resulting in an economic downturn that could have an adverse effect on the future demand for precious and base metals and our prospects.

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

Mining exploration operations are subject to the hazards and risks normally related to exploration of a mineral deposit, including, but not limited to mapping and sampling, drilling, road building, trenching, assaying and analyzing rock samples, transportation over primitive roads or via small contract aircraft or helicopters and severe weather conditions. Any of the hazards of mining exploration could result in damage to life or property, and environmental damage, and possible legal liability for such damage. Any of these risks could cause us to incur significant unexpected costs that could have a material adverse effect on our financial condition and ability to finance our exploration and development activities.

We have a history of losses and if we do not operate profitably in the future it could have a material adverse effect on our financial position or results of operations and the trading price of our common stock would likely decline.

We have reported losses in 24 of our 27 years of operations. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only three years in our history; (i) during 2015, as a result of the sale of our former Mt. Hamilton project; (ii) during 2003, as a result of a $5,438,000 gain on a derivative instrument related to our investment in certain Crown warrants and (iii) during 2000, when we sold our former Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues or cash flows from our operations or assets. If we do not operate profitably or identify and execute on outside sources of funding, we may be unable to fund our current or contemplated exploration activities, acquire new assets, or otherwise further our business plan.

Our operations outside of the United States of America may be adversely affected by factors outside of our control, such as changing political, local and economic conditions, any of which could materially adversely affect our financial position or results of operations.

Our mineral properties located in Latin America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or in conjunction with our joint venture partners, or under lease, option or purchase agreements. Certain of our mineral properties are located in Peru and we have previously held mineral properties and royalties on non-producing exploration properties in Peru, Mexico and Brazil. We have acted as operator on all of our mineral properties or assets that are not held in joint ventures or are royalty interests.

Our current exploration activities and mineral properties located outside of the United States are subject to the laws of Peru and any other countries in which we may conduct business. Exploration and potential development activities in other countries we may conduct exploration are potentially subject to political and economic risks, including:

●        cancellation or renegotiation of contracts;
●        disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);
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

The capital required for exploration and development of mineral properties is substantial. In the past we have financed operations through the sale of interests in mineral properties, including the sale of our former Mt. Hamilton project in 2015, the utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property or a subsidiary owning a property in exchange for the expenditure of a specified amount), the sale of other assets including short-term investments, the sale of marketable equity securities we hold, funds from the issuance of long-term debt, and the issuance of common stock. We may need to raise additional capital, or enter into new joint venture arrangements, in order to fund our obligations with respect to our properties and our exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. The inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued development or exploration of our mineral properties. Without the successful sale or future development of our mineral properties through joint ventures, or on our own, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

A large number of companies are engaged in the exploration and development or sale of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively which could have a material adverse effect on our financial position, prospects, or results of operations.

We are at a disadvantage with respect to many of our competitors in the acquisition, exploration and development or sale of mineral property assets and mining projects. Our competitors with greater financial resources than us are better able to withstand the uncertainties and fluctuations associated with sustained downturns in the market and to acquire high quality exploration and mining properties when market conditions are favorable. In addition, we compete with other companies in the mineral properties sector to attract and retain key executives and other personnel with technical skills and experience in the mineral exploration business. There can be no assurance that we will continue to retain skilled and experienced employees or to acquire additional exploration projects. The realization of any of these risks from competitors could have a material adverse effect on our financial position or results of operations.

The title to our mineral properties may be defective or challenged which could have a material adverse effect on our financial position or results of operations.

In connection with the acquisition of our mineral properties, we conduct limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews and representations do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mineral interests. Additionally, we have to make annual filings to various government agencies on all of our mineral properties. If we, or our joint venture partners, fail to make such filings, or improperly document such filings, the validity of our title to a mineral property could be lost or challenged. If any of our mineral interests were challenged, we could incur significant costs in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse effect on our financial position or results of operations.

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

The success of projects held under joint ventures or royalty interests that are not operated by us are substantially dependent on the joint venture partner, over which we have limited or no control. Our Florida Canyon project and our Lik project are joint ventured with other mining companies that manage the exploration and development activities on the projects. We are the minority-interest party at Florida Canyon and a 50% partner at the Lik project, where Teck is the operator for 2021. Although our joint venture agreements provide certain voting rights and other minority-interest safeguards, the majority partner and/or operator not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and development activities. Consequently, we are highly dependent on the operational expertise and financial condition of our joint venture partners, as well as their corporate priorities. For instance, even though our joint venture property may be highly prospective for exploration success, or economically viable based on feasibility studies, our partner may decide to not fund the further exploration or development of our project based on their respective financial condition or other corporate priorities. Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations. Our Lik project requires unanimous consent by the joint venture partners for annual budgets in excess of $1.0 million. Consequently, development of the Lik project could be delayed without the unanimous consent of both parties to certain proposed actions or transactions.

We may look to joint venture with another mining company in the future to develop and/or operate our current or future projects; therefore, in the future, our results may become subject to additional risks associated with development and production of our foreign mining projects.

We are not currently involved in mining development or operation at any of our properties. In order to realize a profit from our mineral interests we have to: (1) sell our properties or interests outright at a profit; (2) form a joint venture for the project with a larger mining company with greater resources, both technical and financial, to further develop and/or operate a project; (3) develop and operate such projects at a profit on our own; or (4) create and retain a royalty interest in a property with a third party that agrees to advance the property toward development and mining. In the future, if our exploration results show sufficient promise in a future domestic or foreign project, not currently under joint venture, we may either look to form a joint venture with another mining company to develop and/or operate the project or sell the property outright and retain partial ownership or a retained royalty based on the success of such project. Therefore, in the future, our results may become subject to the additional risks associated with development and production of mining projects in general.

In the future, we may attempt to acquire a new property, or another company and the acquisition may require a substantial amount of capital or the issuance of our capital stock to complete. Acquisition costs may never be recovered due to changing market conditions, or our own miscalculation concerning the recoverability of our acquisition investment. Such an occurrence could adversely affect our business, future operations and financial condition.

We have evaluated a wide variety of acquisition opportunities involving mineral properties and companies for acquisition and we anticipate evaluating potential acquisition opportunities in the future. Some of these opportunities may involve a substantial amount of capital or the issuance of our capital stock to successfully acquire. As many of these opportunities do not have reliable feasibility-level studies, we may have to rely on our own estimates for investment analysis. Such estimates, by their very nature, contain substantial uncertainty. In addition, economic assumptions, such as future costs and commodity prices, also contain significant uncertainty. Consequently, if we are successful in acquiring any new opportunities and our estimates prove to be in error, either through miscalculations or changing market conditions, this could have a material adverse effect on our financial position or results of operations.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, theft of assets, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, loss of assets, including our cash, short-term investments, or marketable equity securities, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

Risks Related to Our Common Stock

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or the ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE American and the TSX during 2020 was approximately 486,000 shares. The market price of our shares of common stock has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in the price of zinc or other commodity prices, negative news on our projects, negative investment sentiment for mining and commodity equities and general economic trends.

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

We have never paid and do not intend to pay cash dividends and, consequently, the ability to achieve a return on any investment in our common stock will depend on appreciation in the price of our common stock.

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. Therefore, a holder of our stock is not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, the ability to receive a return on an investment in our common stock will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which it was purchased.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.

We have the authority to issue up to 100,000,000 shares of common stock, 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval. Sales of a substantial number of shares by the Company in the public market (or otherwise), or the perception that those sales may occur, could cause the market price of our common stock to decline.

General Risk Factors

A significant portion of our liquid assets consist of U.S. Treasuries and cash held in brokerage and foreign bank accounts. The failure of the financial institutions that issued or hold these financial instruments or our cash could have a material adverse impact on the market price of our common stock and our liquidity and capital resources.

At December 31, 2020, we have invested $3,989,000 in United States Treasury securities (“USTS”), with maturities of between 30 days and 12 months and we have approximately $595,000 of our cash in uninsured deposit accounts and brokerage accounts which are not covered by FDIC insurance. The failure of a financial institution holding these funds and assets could have a material impact on the market price of our common stock and our liquidity and capital resources.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, theft of assets, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, loss of assets, including our cash, short-term investments, or marketable equity securities, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Florida Canyon Zinc Project (Peru)

1. Property Description and Location

(Map of Florida Canyon Property, formerly Bongará)

On August 15, 2006, Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly-owned subsidiary of Votorantim (now known as Nexa) (both companies are referred to in this Item 2 as "Nexa”) on Solitario's 100%-owned Florida Canyon zinc project (formerly called the Bongará project), On March 24, 2007, Solitario signed the Framework Agreement with Votorantim for the Exploration and Potential Development of Mining Properties (the “Framework Agreement”), pursuant to, and replacing, the Florida Canyon Letter Agreement. In 2015 Votorantim transferred its interest in the Florida Canyon project to Milpo, an 80%-owned affiliate of Votorantim. In October of 2017, Milpo and Votorantim merged to form Nexa. Nexa is listed on the NYSE under the trading symbol “NEXA” and the TSX under the trading symbol “NEXA.” For the remainder of this Florida Canyon property section, all references to Votorantim, Milpo or Nexa are collectively referred to as Nexa.

The Florida Canyon project consists of 16 concessions comprising 12,600 hectares of mineral rights originally granted to Minera Bongará S.A., our subsidiary incorporated in Peru. The property is located in the Department of Amazonas, northern Peru. Solitario's and Nexa’s property interests are held through the ownership of shares in Minera Bongará S.A., a joint operating company that holds a 100% interest in the mineral rights and other project assets. Solitario currently owns a 39% interest in the Florida Canyon project.

During 2015 Nexa completed the steps required to earn a 61% interest in the Florida Canyon project, with Solitario retaining a 39% interest. Nexa may earn an additional 9% interest (up to a 70% shareholding interest) in Minera Bongará S.A., by sole-funding future annual exploration and development expenditures until a production decision is made. The option to earn the 70% interest can be exercised by Nexa at any time by committing to place the project into production based upon a completed feasibility study. Nexa is the project manager. Once Nexa has committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest until production with a loan facility from Nexa to Solitario. Solitario will repay this loan facility through 50% of Solitario's cash flow distributions from the joint operating company. Solitario completed the funding of $1,580,000 of the Drilling Program during 2019. Solitario was not obligated to fund under the terms of the Framework Agreement. The paid funding of the Drilling Program will be treated as an advance on Solitario’s commitment to fund 30% of any future construction development costs of Florida Canyon under the original joint venture agreement. Accordingly, in the event the Florida Canyon project is developed, which cannot be assured at this time, the funds paid to Nexa under this arrangement will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay loans from Nexa for future development costs at the Florida Canyon project.

According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. In June 2021, payments of approximately $313,000 to the Peruvian government will be due in order to maintain all the Florida Canyon mineral rights of Minera Bongará S.A. Nexa is responsible for paying these costs as part of its earn-in expenditures. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

From time-to-time Nexa may enter into surface rights agreements with individual landowners to provide access for exploration work at the Florida Canyon project. Generally, these are short-term agreements. Nexa has an agreement with the local community which specifies certain obligations and payments that Nexa is required to provide in exchange for community permissions to perform work. Nexa is in compliance with the terms of the community agreement.

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

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

The Florida Canyon property is accessed from the coastal city of Chiclayo by the paved Carretera Marginal road, which is a heavily travelled paved national highway that passes approximately eight kilometers south of the deposit. The nearest town to the project is Pedro Ruiz located 15 kilometers southeast of the property. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, was previously inaccessible by road, the work to date having been done by either foot or helicopter access. Nexa has now completed approximately 40 kilometers of access road and is planning to complete the road access to local communities and the mineralized area of the project in 2021. Nexa maintains project field offices in Pedro Ruiz and a drill core processing facility and operations office in the nearby community of Shipasbamba.

The project area elevation ranges between 1,800 and 3,200 meters above sea level. The climate is tropical with an average annual temperature of approximately 25oC. Mean annual rainfall exceeds one meter with up to two meters in the cloud forest at higher elevations. Most precipitation occurs during the rainy season, between November and April. Field work is considerably more difficult in the rainy season. Topography is steep, consisting of prominent escarpments and deep valleys. Dense jungle or forest vegetation covers the project area. With the exception of the partially completed access road and approximately 700 meters of tunneling, no permanent infrastructure facilities have been constructed within the project area. A private Peruvian power company has proposed building a hydro-electric power plant within 10 kilometers of the Florida Canyon deposit and has obtained nearly all permits required to begin construction. Nexa signed a Memorandum of Understanding with the power company that provides for 100% of the power required for mining and milling operations at low-cost.

3. History

We discovered the Florida Canyon mineralized zone of the Florida Canyon project in 1996. Subsequently, we joint ventured the property in December 1996 to Cominco (now Teck). Cominco drilled 80 core holes from 1997-2000. Cominco withdrew from the joint venture in February 2001, and at that time Solitario retained its 100% interest in the project. We maintained the claims from 2001 to 2006, until the Florida Canyon Letter Agreement was signed. Nexa conducted surface drilling on an annual basis from 2006 to 2013 and from 2018 to 2019, and underground tunneling and drilling from 2010 to 2013. All significant work on the property has been conducted by our joint venture partners, Cominco and Nexa, and is described below in Section 5, “Prior Exploration.”

4. Geological Setting

The project is located within an extensive belt of Mesozoic carbonate rocks belonging to the Upper Triassic to Lower Jurassic Pucará Group and equivalents. This belt extends through the central and eastern extent of the Peruvian Andes for nearly 1,000 km and is the host for many polymetallic and base metal vein and replacement deposits in the Peruvian Mineral Belt. Among these is the San Vicente Mississippi Valley Type (“MVT”) zinc-lead-silver deposit that has many similarities to the Florida Canyon deposit and other MVT occurrences in the Project area.

The geology of the Florida Canyon area is relatively simple consisting of a sequence of Jurassic and Triassic clastic and carbonate rocks which are gently deformed into a broad northwesterly trending domal anticline. The MVT zinc-lead-silver mineralization occurs in the carbonate facies of the Chambara (rock) Formation. This domal anticline is cut on the west by the Sam Fault and to the east by the Tesoro-Florida Fault.

5. Prior Exploration

We conducted a regional stream sediment survey and reconnaissance geological surveys leading to the discovery of the Florida Canyon area in 1996. The discovered outcropping mineralization is located in two deeply incised canyons within the limestone stratigraphy.

Subsequent to our initial work, Cominco conducted extensive mapping, soil and rock sampling, stream sediment surveys and drilling. This work was designed to determine the extent and grade of the zinc-lead mineralization, to determine the controls of mineral deposition and to identify areas of potential new mineralization. Nexa began work in the fall of 2006 and drilled annually from 2006 through 2013, and in 2018-2019. Underground exploration operations were conducted from 2011-2013.

6. Mineralization

Two important styles of mineralization occur at Florida Canyon: Manto-style with mineralization usually localized in favorable carbonate strata in a near horizontal orientation; and a second style with mineralization in a near-vertical orientation occurring within high-angle structural zones. Manto mineralization occurs as both massive to semi-massive replacements and disseminations of sphalerite and galena localized by specific sedimentary facies (rock strata) within the limestone stratigraphy. Often manto-style mineralization is laterally associated with near-vertical structural feeders and karst breccias that cut the carbonate stratigraphy. A total of 11 preferred beds for replacement mineralization have been located within the middle unit of the Chambara Formation. Mineralization is associated with the conversion of limestone to dolomite, which creates porosity and permeability within the rock formations. It is believed that mineralizing fluids passed through structurally controlled vertical feeder zones and into adjacent near-horizontal rock formations to produce mineralized vertical replacement bodies and stratigraphically controlled near-horizontal manto deposits. Drilling of stratigraphic targets has shown that certain coarser-grained facies of the stratigraphy are the best hosts for manto mineralization. Stratigraphically controlled mineralization is typically one to several meters in thickness, but often attains thicknesses of five to ten meters.

Zinc mineralization was originally deposited in the form of sulfide minerals. However, some near-surface mineralization has been oxidized to varying degrees. More than three-quarters of mineralization defined at Florida Canyon is sulfide-dominant with the remainder being mixed sulfide-oxide, or oxide-dominant. Processing of sulfide mineralization is commercially more profitable.

Karst features are localized along the feeder faults and locally produce "breakout zones" where mineralization may extend vertically across thick stratigraphic intervals where collapse breccias have been replaced by ore minerals. Mineralized karst structures are up to 50 meters in width (horizontal), up to 900 meters vertically, and up to 1,000 meters along strike.

Evidence for these breakout zones is provided by the following drill holes from various locations on the property:

Breakout Zone Name	Drill Hole Number	Intercepts (meters)	Zinc %	Lead %	Zinc+Lead %
Sam	GC-17FC-23	58.881.5	12.04.8	2.80.8	14.85.6
Karen	A-1	36.2	12.8	2.7	15.5
V-1021	V-21	92.0	5.5	1.7	7.2
South Zone	V-44V-169	28.351.6	15.27.1	0.80.7	16.07.8
San Jorge	V-297	56.6	22.69	1.15	23.84

Dolomitization reaches stratigraphic thicknesses in excess of 100 meters locally. This alteration is thought to be related to the mineralizing event and is an important exploration tool. Continuity of the mineralization is demonstrable in areas of highest drilling density by correlation of mineralization within characteristic sedimentary facies, typical of specific stratigraphic intervals or within through-going observable structural zones in drill core. At Florida Canyon the two largest-sized high-angle zones identified to date are the San Jorge and 1021 zones. These zones represent well-defined north-northeast structural feeder zones. Less important mineralization occurs along northwest and northeast fracture systems. These structures occur in conjugate fractures, with N10º-50ºE trends present at a number of mineralized surface outcrops while trends of N50º-80ºW are identified at other showings.

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

All past drilling conducted is within a footprint measuring approximately 2.5 kilometers long in a north-south direction and a little over a kilometer in an east-west direction. The entire drill pattern is within what we have informally labeled the Florida Canyon district. Within this district, several zones of strong zinc mineralization have been defined. The three zones with the largest amount of drilling are the San Jorge, the Karen-Milagros and the 1021 zones. Drilling indicates that, for the most part, the entire Florida Canyon district remains open to expansion and the identified zones are interconnected. Better 2018-2019 drill-hole intercepts are provided in the table below:

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

8. Sampling, Analysis and Security of Samples

Core samples were transported from the drill by helicopter in sealed boxes to the processing facility in Shipasbamba where they were cut with a diamond saw. Half of the core was taken of intervals selected according to geologic criteria under the supervision of the geologist in charge and shipped in sealed bags by land. Cominco used SGS Laboratories (“SGS”) and Nexa used ALS-Chemex, both in Lima, Peru, where all samples were analyzed by ICP. Any samples that contained greater than 1% zinc were then analyzed by wet chemistry assay for zinc and lead to provide a more accurate analysis of grade.

Since 2006, Nexa has been in control of all field activities on the project and is responsible for the security of samples. Nexa has indicated that there have been no breaches in the security of the samples. We have reviewed, and periodically been assisted by SRK Consulting (USA) Inc. (“SRK) and Gustavson Associates, both independent international mining engineering firms, to review Nexa’s sampling procedures and believe that adequate procedures are in place to ensure the future security and integrity of samples. No breaches of security of samples are known to have occurred prior to Nexa’s work on the project.

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

Solitario and Nexa jointly completed a PEA for the entire project in 2017 that incorporated a variety of Nexa-generated studies into the analysis. The PEA evaluation included resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on certain base case parameters. The PEA envisioned an underground mining operation with a 2,500 tonne per day floatation mill for processing, resulting in a 12.5-year mine life. It was assumed that concentrates would be trucked to Nexa’s Cajamarquilla zinc smelter facility in Lima, Peru.

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

10. Reserves and Resources

As of December 31, 2020, there are no reported mineral reserves.

11. Mining Operations

No commercial mining operations to recover metals have occurred on the project. However, in September 2010 Nexa initiated an underground tunneling program to access mineralization and completed its underground work in 2013. As of December 31, 2019, 700 meters of tunneling were completed.

12. Planned Exploration and Development

During 2020, Nexa worked on a new NI-43-101 compliant resource estimate incorporating the 2018-2019 drill hole assay results and remodeling the previous 2017 resource model. This new estimate was reported on February 23, 2021. Nexa is currently working on two new drilling permits that will greatly expand the area available for exploration drilling. One of the permits would allow for 84 new drilling platforms and associated interconnecting roads scattered over an area approximately six kilometers by five kilometers. These proposed platforms are located immediately south, east and southeast of the current Florida Canyon drilling footprint. In addition, Nexa plans to conduct additional road construction in 2021 to access the mineralized areas of the project as well as local communities as part of their social commitment to these communities.

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

To retain the state claims, the Company is required to make annual rental payments to the State of Alaska. The estimated rental payments for 2021 are $9,000. Property holders are also required to perform assessment work with the amount dependent on the area of the State claims. Excess assessment expenditure credits may be carried forward for a maximum of four years. If required, payments may be made in lieu of work to allow retention of the property for a period of five consecutive years. The geographical coordinates of the Lik deposit are approximately 163o 12’ W and 68o 10’ N. The figure above illustrates the location of the Lik property.

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

The Company is participating in the exploration and possible development of the Lik property through a joint venture with Teck. The terms of the joint venture were governed by the Lik Block Agreement, made as of January 27, 1983, between Houston Oil & Minerals Exploration Company (“HOMEX”) and GCO. HOMEX assigned its interest in the Lik Block Agreement to Echo Bay Mines Ltd., which, in turn, assigned such interest to Teck. The Lik Block Agreement terminated on January 27, 2018 and the joint venture is now governed under the Joint Operating Agreement (“JOA”) that was attached to the Lik Block Agreement. Since 2018, Teck and Solitario have agreed to annual exploration funding to advance the Lik project. The JOA requires unanimous approval by the parties for annual expenditures in excess of $1 million. Solitario is the operator of the joint venture. Solitario and Teck each retain a 50% interest in the Lik property.

In July 2018, the Company and Teck signed a Joint Exploration Agreement (“JEA”) whereby both parties agreed to fund a surface exploration program on a 50%/50% basis for 2018. Addendums extending the JEA and providing funding for continued exploration were signed in 2019, 2020, and a third Addendum to the JEA is expected to be signed in 2021. Teck has acted as manager of the exploration programs for the past three years.

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

On a district scale, the Lik property is hosted in the Red Dog plate of the Endicott Mountains thrust sheet. The stratigraphically lowest rocks within the Red Dog plate belong to the Kayak Shale. The top of the Kayak Shale is interbedded with rocks of the Kuna Formation. The Ikalukrok Unit has been divided into a lower laminated black shale sub-unit and an upper medium- to thick-bedded black chert sub-unit. The Ikalukrok Unit hosts all of the known massive sulfide deposits in the area.

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

Low angle thrust faults also cut the rocks at Lik and regionally. These faults are known to cut and displace massive sulfide mineralization at the Red Dog deposits and others in the district.

6. Prior Exploration and the Results of the 2019 Exploration Program

The Lik deposit was discovered by GCO in the mid-1970’s by following up on soil color and stream geochemical anomalies. From the late 1970’s to 2011, various geochemical, geophysical and geologic activities were intermittently conducted to define drill targets. The Lik property was sporadically drill tested from the late-1970’s to 2011 by seven different companies. Details of these historical drilling campaigns are discussed above under the heading “History” and below under the heading “Drilling.”

No field work was conducted on the Lik property in 2020 due to COVID-19 travel restrictions and limited availability of Teck employees for field geology as well as health concerns for local residents. However, significant progress was made in further analyzing previously acquired data from both historical Zazu work and Teck field work in 2018 and 2019. The focus of Teck’s 2020 work consisted of reinterpretation of the stratigraphic and structural setting in the vicinity of the Lik deposit, and refining the results of the 2019gravity geophysical information. This work resulted in a better understanding of the stratigraphic and structural control of mineralization at Lik, and the potential trend of mineralization to the north. Geochemical sampling indicates an area of elevated geochemistry to the north that could be proximal to zinc mineralization. The gravity survey results are somewhat uncertain, but point to an area of interest, also to the north. The stratigraphic and structural reinterpretation in the vicinity of the Lik deposit suggests the potential for stacked deposits below the Lik deposit.

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

Zazu completed two diamond drilling programs during 2007 and 2008 to further test the Lik South deposit and to obtain samples for metallurgical testing. At the end of 2008, most of the Lik South deposit had been tested on lines spaced at 200 ft. with holes spaced at about 100 ft.

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

Most of the samples were assayed by Bondar Clegg Laboratory Group (“Bondar Clegg”) of Vancouver British Columbia. At various times, the laboratory-maintained preparation facilities in Anchorage and Fairbanks Alaska. In the initial years, when the bulk of the drilling was completed, it is believed that sample preparation and analysis were carried out in Vancouver. Bondar Clegg was not a registered laboratory at that time. However, Bondar Clegg was a recognized, reputable laboratory and was experienced in the use of atomic absorption spectrophotometry.

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
.

10. Prefeasibility Studies

Zazu completed a PEA in 2014 that incorporated a variety of prefeasibility level studies into the analysis. These studies included resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on the base case parameters. The PEA envisioned an open pit mining operation with a 5,500 ton per day floatation mill for processing resulting in a nine-year mine life. Concentrates would be handled through the DeLong Mountain Regional Transportation System (the “DMTS”) road and port system that currently handles all concentrate produced by the nearby Red Dog zinc mine of Teck. A summary of metallurgical testing and mineral processing is provided below. The PEA analyzed the Lik project as a stand-alone operation building its own independent processing, tailings and port facilities.

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

11. Metallurgical Testing and Mineral Processing

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

The metallurgical flowsheet for this PEA includes conventional crushing, grinding, and floatation processing methods. Run-of–Mine (ROM) ore will be delivered to a primary crushing plant and stored in a coarse ore stockpile awaiting reclaim into the grinding circuit. Crusher ore will be reclaimed and delivered to a two-stage grinding circuit equipped with a Semi-Autogenous Grinding (SAG) mill and a ball mill in closed circuit with cyclones.

Recoveries from these modeled methods and metallurgical testing conducted to date are anticipated to be 85% of zinc to the zinc concentrate and 69.7% of the lead to the lead concentrate. Silver is also recovered and payable at times in the zinc concentrate and more significantly in the lead concentrate.

12. Reserves

There are no reported mineral reserves.

13. Mining Operations

No commercial mining operations to recover metals have occurred on the project.

14. Planned Exploration and Development

Solitario and Teck are in discussions to jointly fund a 2021 exploration program with Teck acting as project manager. The program, if approved, consists of drilling four-to-five core holes totaling approximately 1,000 meters. Drill targets under consideration are extensions to the currently defined Lik deposit on the northeast, northwest and southern limits of the deposit, including one-hole testing for stacked mineralized horizons. Drilling is expected to begin during the 2021 summer field season. Besides drilling, a rigorous soil sampling program of up to 500 samples and an eight-line-kilometer induced polarization geophysical program is planned for an area northeast of the Lik deposit where there are indications of a second mineralized zone where no drilling has been conducted. We expect to reach a final decision on this program before the end of the first quarter of 2021. Timing of this program could be impacted by COVID-19 restrictions.

Chambara Zinc Property (Peru)

In April 2008, we signed the Minera Chambara shareholders’ agreement with Votorantim on Solitario's 100%-owned Chambara zinc project. In 2015 Votorantim transferred its interest in the Chambara project to Milpo. In October of 2017, Milpo and Votorantim merged to form Nexa. For the remainder of this Chambara property section, all references to Votorantim, Milpo or Nexa are collectively referred to as “Nexa.”

 The original purpose of the Chambara joint venture was to collectively pool independently owned Solitario and Nexa properties into a jointly held joint venture. These properties were located within a large area of interest in northern Peru measuring approximately 200 by 85 kilometers, but outside of the Florida Canyon property position. Nexa originally contributed 52 mineral concessions within the area of interest totaling 52,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. We contributed 9,600 hectares of mineral claims and an extensive exploration data base in our possession for an 85% interest in Minera Chambara. Existing and future acquired properties subject to the terms of the shareholders’ agreement will be controlled by Minera Chambara. Minera Chambara dropped selected concessions in 2013 and 2016 and acquired the rights to 13 new concessions totaling 11,600 hectares in 2017. The current claim holdings of Minera Chambara are 28 concessions totaling 28,000 hectares of valid concessions that completely surround the Florida Canyon project area held by Minera Bongará. As of December 31, 2020, Minera Chambara’s only assets are the properties and Minera Chambara has no debt. Nexa may increase its shareholding interest to 49% through cumulative spending of $6,250,000 and may further increase its interest to 70% by funding a feasibility study and providing construction financing for Solitario's interest. If Nexa provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

 The project has been on care and maintenance in recent years. Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property. Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government. Concession costs in 2021 to be paid by Nexa are estimated to be $462,000.

Gold Coin (Arizona)

 Solitario acquired an option-to-buy a 100% interest in the Gold Coin Property in southeastern Arizona in late-2020. Gold Coin hosts significant surface gold values over an area of more than 400 acres. The property has never been drilled to depths greater than 20 meters (60 feet). Work to date has identified five potential target areas for drilling. In addition, a second property, the Texas-Arizona, which contains polymetallic mineralization (copper-lead-zinc-silver-gold) which is included in the Gold Coin option agreement.

Geologically, Gold Coin is a low-sulfidation system hosted primarily in low-angle thrust faults that offset Paleozoic carbonate and Tertiary volcanic rocks. Gold occurs in oxidized rocks with associated quartz-hematite alteration and siliceous hydrothermal breccias. Historical rock chip sampling (collected before NI 43-101 protocols) was conducted by several companies since the 1990’s in trenches, prospect pits and outcrops. Out of 197 chip samples, 53 contain greater than 350 ppb gold, with the overall average of these 53 samples containing 3.2 grams per tonne gold, with slightly higher grades of silver. Geologic mapping and geochemical sampling is planned for 2021 to further identify potential drill targets.

Terms of the Gold Coin option agreement include scheduled payments to the underlying owner of $12,000 upon signing (paid), and at Solitario’s option, to pay $15,000 at the first anniversary date, with a total of $242,000 over a five-year period. Upon signing the Gold Coin option agreement Solitario paid a finders’ fee of $5,000 to a contract geologist. Solitario has agreed to escalating work commitments at Solitario’s option totaling $1,025,000 during the first four years, with the first year totaling $75,000. The underlying owner will retain a 2.0% Net Smelter Return royalty. Solitario will have the option, but not obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $500,000 and will have the option to eliminate the remaining royalty of 1.0% by paying the owner $1.0 million.

Discontinued Projects

During 2020 we recorded $6,000 of mineral property impairment related to its decision to abandon its La Promesa project in Peru. We did not abandon any mineral properties during 2019.

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

Shares authorized for issuance under equity compensation plans

On June 18, 2013 Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). On June 29, 2017, Solitario shareholders approved an amendment to the 2013 Plan, which increased the number of shares of common stock available for issuance under the 2013 Plan from 1,750,000 to 5,750,000. Under the terms of the 2013 Plan, the Board of Directors of Solitario may grant awards to directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and options are granted by the Board of Directors or a committee appointed by the Board of Directors.

On January 24, 2019, the Board of Directors granted 150,000 stock options under the 2013 Plan. These options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, have an exercise price of $0.28 per share, and a grant date fair value of $23,000, based upon a Black-Scholes model with an expected volatility of 64%, and a risk-free interest rate of 2.4%.

On April 2, 2020, the Board of Directors granted 1,325,000 stock options under the 2013 Plan. These options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, have an exercise price of $0.20 per share, and a grant date fair value of $145,000, based upon a Black-Scholes model with an expected volatility of 67%, and a risk-free interest rate of 0.4%.

Equity Compensation Plan Information as of December 31, 2020:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2013 Plan – US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2013 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,558,000	0.48	141,438
Equity compensation plans not approved by security holders	-	N/A	-
Total 2013 Plan	5,558,000	0.48	141,438

Holders of our common stock

As of March 5, 2021, we have approximately 3,151 holders of our common stock.

Dividend policy

We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Issuer purchases of equity securities

On October 28, 2015, the Board of Directors authorized a share repurchase program pursuant to which Solitario may acquire up to 2 million of its common shares. All purchases listed were made in open-market transactions through a broker dealer. During 2020 the Board of Directors extended the termination date of the repurchase program to December 31, 2021; however, the repurchase program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of our shares. During the years ended December 31, 2020 and 2019, we purchased 24,700 and 38,400 shares of our common stock, respectively, for an aggregate purchase price of $5,000 and $13,000, respectively. As of December 31, 2020, we have purchased a total of 994,000 shares of our common stock for an aggregate purchase price of $467,000 under the share repurchase program since its inception.

We did not purchase any shares of our common stock during the three months ended December 31, 2020.

Item 6. Selected Financial Data

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

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

(a). Effects of COVID-19

As of December 31, 2020, the effects of COVID-19 have not had a material adverse effect on Solitario’s administrative activities as we have only three full-time employees, all of whom can work remotely, and are not required to meet in person on a regular basis. However, our joint-venture partners, Teck at our Lik project and Nexa at our Florida Canyon project, reduced, with our concurrence, the planned exploration activities on these projects for 2020 and are reviewing their 2021 exploration plans on our projects due to several factors. These factors include but are not limited to; (i) our partners’ limited exploration staffing; (ii) the need to put into place safety and operational protocols for COVID-19 and other potential pandemics related to all of their exploration activities; (iii) the ability to reallocate exploration resources to non-site specific tasks, such as data and resource review, and planning for future drilling; and (iv) the ability to modify and or postpone 2021 exploration activities using the interim period to enhance future potential exploration programs. Solitario does not believe these steps by our joint venture partners with regard to 2020 exploration activities or plans for 2021 exploration reflects on the long-term economic potential of either its Lik or Florida Canyon projects.

Because of the uncertainty caused by COVID-19, and the resulting market volatility and unknown long-term effects of COVID-19, Solitario has taken steps to reduce the potential impact of COVID-19 on its liquidity and capital resources by; (i) obtaining the PPP Loan (defined below); (ii) initiating salary reductions for all of its employees; (iii) reducing its contractual amounts owed to contractors; (iv) reducing non-core activities such as travel and investor relations; and (v) reducing or delaying certain capital costs such as equipment replacement. Although the impact of COVID-19 on Solitario’s ability to access capital markets is unknown and may be reduced, Solitario believes the proceeds of the PPP Loan combined with Solitario’s current assets, provide Solitario with the flexibility to continue its on-going operations.

Nonetheless, the extent to which COVID-19 impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Please see Item 1A, “Risk Factors” contained in this Form 10-K.

(b). Business Overview and Summary

We are an exploration stage company at December 31, 2020 under Industry Guide 7, as issued by the SEC. We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown. In July 1994, we became a publicly traded company on the TSX through our initial public offering. We have been actively involved in mineral exploration since 1993. Our primary focus is the acquisition and exploration of zinc-related exploration mineral properties. However, we evaluate other mineral properties for acquisition, and we have historically held a portfolio of mineral exploration properties and assets for future sale, for joint venture or to create a royalty up to the development stage of the project (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic corporate transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential as well as other potential corporate transactions and combinations determined to be favorable to Solitario.

Our geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At December 31, 2020, we consider our carried interest in our Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries of both South and North America.

As of December 31, 2020, we have balances of cash and short-term investments that we anticipate using, in part, to fund planned 2021 exploration, to further the exploration of our Lik project, conduct reconnaissance exploration and to potentially acquire additional mineral property assets. The fluctuations in commodity prices of base and precious metals have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Historically, we have recorded revenues and met our need for capital in the past through (i) the sale of properties and assets; (ii) joint venture payments, including delay rental payments; (iii) a royalty sale on our former Mt. Hamilton property; (iv) the sale of our shares of Vendetta and Kinross common stock; (v) long-term debt secured by our mineral property; (vi) short-term borrowing; and (vii) issuances of common stock. During 2019 we recorded mineral property income of $408,000 from the Royalty Sale (defined below), discussed below. We did not record any mineral property income during 2020. Our last major property asset sale occurred in 2015, when we recorded a gain on the sale of our interest in Mount Hamilton LLC of $12,309,000. During June 2012, we sold a royalty interest in our Mt. Hamilton project to Sandstorm Gold Ltd. for $10,000,000. Previous to the sale of our interest in Mt. Hamilton LLC, our last significant cash proceeds from a property or asset sale were recorded in 2000 upon the sale of our former Yanacocha property for $6,000,000.  Proceeds from the sale or joint venture of properties, although potentially significant when they occur, have not been a consistent annual source of cash and would occur in the future, if at all, on an infrequent basis. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

Royalty sale

On January 22, 2019, we completed the sale of certain royalties (the “Royalty Sale”) to SilverStream for Cdn$600,000. On closing of the Royalty Sale, we received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note was originally due December 31, 2019, accrued 5% per annum simple interest, payable on a quarterly basis, and was convertible into common shares of SilverStream, at the discretion of SilverStream, by providing us a notice of conversion. In December 2019, Solitario and SilverStream agreed to extend the due date of the SilverStream Note to June 30, 2020, and to increase the interest rate to 8% per annum simple interest. During 2019, we recorded mineral property revenue of $408,000 from the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

On May 19, 2020, SilverStream completed an initial public offering, including changing its name to Vox Royalty Corp. (“Vox”), and, in accordance with the terms of the SilverStream Note, issued Solitario 137,255 shares of common stock of Vox in full satisfaction of obligations owed under the SilverStream Note. In accordance with the terms of the SilverStream Note, the 137,255 Vox shares were issued at a price of Cdn$2.55 per share, which was at a 15% discount to the initial public offering price of Cdn$3.00 per share. Solitario recorded its initial investment in the Vox common shares at the initial public offering price, or a total of Cdn$412,000 or $294,000. Solitario recorded other income of $44,000 for the gain on the conversion of the SilverStream Note during 2020.

Solitario recorded interest income from the SilverStream Note of $7,000 and $12,000 during 2020 and 2019, respectively.

(c). Results of Operations

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

We had a net loss of $939,000 or $0.02 per basic and diluted share for the year ended December 31, 2020 compared to a loss of $3,289,000 or $0.06 per basic and diluted share for the year ended December 31, 2019. As explained in more detail below, the primary reasons for the decrease in net loss during 2020 compared to 2019 was (i) a decrease in exploration expense to $413,000 during 2020 compared to exploration expense of $1,807,000 during 2019; (ii) a decrease in general and administrative expense to $1,044,000 during 2020 compared to general and administrative expense of $1,368,000 during 2019; (iii) recording other income of $104,000 during 2020, with no comparable amount in 2019; (iv) a realized gain on sale of marketable equity securities of $50,000 during 2020, with no sales of marketable equity securities in 2019; and (v) an unrealized gain on marketable equity securities of $360,000 during 2020 compared to an unrealized loss on marketable equity securities of $711,000 during 2019. Partially offsetting these factors that contributed to the decrease in our net loss in 2020 were the following (i) no mineral property sales or revenue during 2020 compared to mineral property sale revenue of $408,000 from the Royalty Sale during 2019; (ii) a reduction in interest and dividend income to $127,000 during 2020 compared to interest and dividend income of $252,000 during 2019; (iii) mineral property impairment of $6,000 during 2020, with no similar impairment during 2019; and (iv) a loss on derivative instruments of $92,000 during 2020 compared with a loss of $38,000 during 2019. Each of these items is discussed in greater detail below.

Our primary exploration activities during 2020 were related to evaluating new projects for acquisition and reviewing data related to our Florida Canyon and Lik projects. There was significantly less work by us during 2020, with no drilling and almost no outside contract cost compared to 2019 when Nexa was completing the Florida Canyon drilling program, started in 2018 and completed in 2019. Solitario agreed to pay a total of $1,580,000 toward the Drilling Program. We recorded exploration expense of $1,054,000 related to the Drilling Program during 2019 when Nexa completed the second and third tranches of the Drilling Program. In addition, we incurred other exploration expenses at Florida Canyon of $18,000 during 2019 not related to the Drilling Program. During all of 2020 our exploration expense at Florida Canyon was $22,000. Nexa is evaluating the 2021 exploration program at Florida Canyon, however Solitario is not required to provide any of the exploration funding at Florida Canyon during 2021. Solitario incurred $14,000 of exploration expense at our Lik project in Alaska during 2020 which consisted of limited analysis and planning for drilling during 2021 as part of a 50/50 exploration program managed by Teck. This compares to exploration expense of $199,000 at the Lik project during 2019 when Teck completed extensive re-logging, re-mapping and related field work at Lik resulting in the increased costs during 2019 compared to 2020. We are evaluating, along with Teck, a modest drilling program for 2021. The program, if approved, consists of drilling two or three core holes totaling approximately 1,000 meters. Drill targets under consideration include an area approximately one kilometer north of Lik deposit and also below the Lik deposit to test for stacked mineralized horizons. Solitario would be responsible for 50% of the expenditures. During 2020 we made the decision to abandon our La Promesa project in Peru and had essentially no exploration expenditures at La Promesa during 2020 compared to 2019, where we incurred exploration expense of $92,000. The expenditures at La Promesa in 2019 were related to community agreements and general exploration activities. The remaining exploration expenditures during 2020 and 2019 were reconnaissance work, including the evaluation of potential mineral properties for acquisition. Our 2021 total exploration and development budget, excluding any new projects, in which we may acquire and interest, is approximately $921,000, which reflects the significant reduction in the expenditures at Florida Canyon, La Promesa and reconnaissance exploration, and the anticipated increase in exploration at our Lik project, but does not reflect any costs for the Gold Coin project or any new projects we may acquire during 2021. Our planned exploration activities in 2021 may be modified, as necessary for any drilling programs we may undertake at Gold Coin or projects we may acquire, changes related to any number of factors including COVID-19 adjustments and or delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital.

Exploration expense (in thousands) by property consisted of the following:

(in thousands of dollars)	Year ended December 31,
Property Name	2020	2019
Florida Canyon	$22	$1,072
Lik project	14	199
La Promesa	-	92
Reconnaissance exploration activity	377	444
Total exploration expense	$413	$1,807

We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense (discussed below). Excluding these costs, general and administrative costs were $729,000 during 2020 compared to $1,025,000 during 2019. We reduced salary and benefits expense to $291,000 during 2020 compared to $427,000 during 2019 as a result of reductions in staff and salaries. In addition, (i) legal and accounting costs decreased to $131,000 during 2020 compared to $185,000 during 2019, primarily due to reduced activity; (ii) travel and investor relation costs decreased to $197,000 during 2020 compared to $271,000 during 2019 as a result of reductions in travel and in-person meetings and presentations and reduced market activities; (iii) we recorded directors and officer insurance expense of $53,000 during 2019 with no comparable cost during 2020; and (iv) other costs related to office, insurance and miscellaneous costs increased to $107,000 during 2020, which included a $17,000 charge to currency fluctuation, compared to $89,000 during 2019. We anticipate general and administrative costs for 2021 will be similar to the costs incurred during 2020; however, this amount may vary significantly during 2021 depending on the outcome of our property evaluations and any strategic transactions we may attempt to execute upon. We have forecast 2021 general and administrative costs to be approximately $747,000, excluding non-cash stock option compensation expense.

We account for our employee stock options under the provisions of Accounting Standards Codification No. 718 (“ASC No. 718”). We recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight-line amortization of the grant date fair value of each of our outstanding options. During the year ended December 31, 2020, we recorded $315,000 of non-cash stock option expense for the amortization of our outstanding options grant date fair value with a credit to additional paid-in-capital compared to $343,000 of non-cash stock option compensation expense during 2019. The amount was higher during 2019 primarily due to the amortization of options which became fully vested during 2019 and had no grant date fair value amortization during 2020, which was partially offset by 1,325,000 new options granted during 2020 compared to the 150,000 new options granted during 2019. The majority of our remaining stock option compensation during 2020 and 2019 related to the normal vesting of other outstanding options. See Note 12, “Employee Stock Compensation Plans,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data to this Form 10-K” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

We recorded an unrealized gain on marketable equity securities of $360,000 during 2020 compared to an unrealized loss on marketable equity securities of $711,000 during 2019. The gain in 2020 was primarily related to an unrealized gain on marketable equity securities of $61,000 due to an increase in the value of our holdings of shares of Vendetta common stock compared to a decrease in the value of our holdings of Vendetta common stock during 2019, which resulted in an unrealized loss on marketable equity securities of $857,000 during 2019. In addition, we recorded an unrealized gain on marketable equity securities of $259,000 during 2020 compared to an unrealized gain of $150,000 on our holdings of Kinross common stock during 2019. We also recorded an unrealized gain on our holdings of Vox during 2020 of $30,000, with no similar item during 2019 and we recorded an unrealized gain of $10,000 on holdings of TNR Gold Corp during 2020 compared to a loss of $4,000 during 2019.

During 2020 we acquired 137,255 shares of Vox recorded at $294,000 as part of the Royalty Sale in 2019 in exchange for the SilverStream Note and we sold 2,900,000 shares of Vendetta for cash proceeds of $123,000 and a realized gain of $50,000, with no similar item during 2019. In July of 2019, we acquired 3,450,000 common shares of Vendetta as part of the acquisition of certain Vendetta units, each unit consisting of one common share of Vendetta and one warrant to acquire one common share of Vendetta (the “Vendetta Warrants”). The Vendetta common shares associated with the units were recorded at their fair value on the date of acquisition of $165,000. See Note 3, “Marketable Equity Securities” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our marketable equity securities. We may sell some of our marketable equity securities from time to time during 2021 for working capital needs; however, we do not expect to sell all of our holdings of marketable equity securities during 2021. Any proceeds we may receive from sales of marketable equity securities during 2021 will be dependent on the quoted market price of the securities sold on the date of sale and may be at prices below the fair value at December 31, 2020. See “Liquidity and Capital Resources” below.

We recorded a loss on derivative instruments of $92,000 during 2020 compared to a loss on derivative instruments of $38,000 during 2019. The loss during 2020 was primarily related to certain covered calls we sold against our holdings of Kinross common stock for cash proceeds of $103,000 and repurchases of those calls prior to their expiration of $224,000 for a loss on derivative instruments of $121,000, which was partially offset by a gain on derivative instruments during 2020 of $29,000 related to our Vendetta Warrants. The loss during 2019 was primarily related to a loss of $47,000 on our Vendetta Warrants which was partially offset by a gain of $9,000 on covered calls against our holdings of Kinross common stock during 2019. See Note 8, “Derivative Instruments” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our derivative instruments. We anticipate we will continue to write calls against our holdings of Kinross common stock in 2021 to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year.

We recorded $25,000 of depreciation and amortization during 2020 compared to $25,000 of depreciation and amortization during 2019. The majority of our depreciation relates to depreciation on equipment acquired in 2017 as part of the acquisition at the Lik project. We amortize these assets over a five-year period. We anticipate our 2021 depreciation and amortization expense will be similar to our 2020 depreciation expense.

We recorded interest income of $127,000 during 2020 compared to interest income of $252,000 during 2019. The decrease during 2020 was primarily related to a reduction in the outstanding balances of our investments in United States Treasury securities and Bank Certificates of Deposit, which decreased to $5,798,000 at December 31, 2020 from a balance of $6,829,000 at December 31, 2019. In addition, during 2020 the value of our mark-to-market short term investments in United States Treasury securities, earned less income as a result of declining interest rates. We anticipate our interest income will decrease in 2021 compared to 2020 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources,” below, for further discussion of our cash and cash equivalent balances.

Our other income of $104,000 related to (i) $44,000 of gain on the conversion of the SilverStream Note to Vox shares (discussed above), and (ii) forgiveness of $60,000 from a Paycheck Protection Program loan of $70,000 (the “PPP Loan”), with no similar items during 2019. See Note 9, “Paycheck Protection Program Loan” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of the PPP Loan.

We recorded no deferred tax expense or benefit in either 2020 or 2019 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. See Note 7, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2020 and 2019. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early-stage mineral property and its related value for future sale, joint venture or development by us or others. During 2020 we recorded $6,000 of mineral property impairment related to our decision to abandon our La Promesa project in Peru. We did not abandon or impair any of our properties during 2019 and did not record any mineral property impairment during 2019.

(d). Liquidity and Capital Resources

Cash

As of December 31, 2020, we had $605,000 in cash. We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and the potential acquisition of mineral properties and other assets over the next several years. We may also use a portion of these assets to repurchase shares of our common stock, pursuant to the terms of a stock buy-back program discussed below.

Short-term Investments

As of December 31, 2020, we have USTS with maturities of 30 days to one year, recorded at their fair value of $3,989,000. Solitario also holds FDIC insured bank certificates of deposit (“CD’s”) with face values between $100,000 and $250,000 and maturities of two months to 17 months, which are recorded at their fair value of $1,809,000 as of December 31, 2020. The USTS and CD’s are recorded at their fair value based upon quoted market prices. Our short-term investments in USTS and CD’s are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our short-term investments not used for operating costs or mineral property acquisitions as they mature during 2021.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. We owned 100,000 shares of Kinross common stock as of December 31, 2020, which are recorded at their fair value of $734,000. As of December 31, 2020, we own 11,550,000 shares of Vendetta common stock recorded at their fair market value of $544,000 and we own 137,255 shares of Vox common stock recorded at their fair market value of $323,000. In addition, we own other marketable equity securities with a fair value of $19,000 as of December 31, 2020 based upon quoted market prices. Changes in the fair value of marketable equity securities are recorded as gains and losses in the statements of operations.

Working Capital

We had working capital of $7,875,000 at December 31, 2020 compared to working capital of $8,487,000 as of December 31, 2019. Our working capital at December 31, 2020 consists primarily of our cash and cash equivalents, our investment in short-term investments (discussed above) and our marketable equity securities, less our current liabilities of $174,000. As of December 31, 2020, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of December 31, 2020, options to acquire 5,558,000 shares of our common stock were outstanding. There are 4,083,500 options that are vested and exercisable at December 31, 2020. As of December 31, 2020, our outstanding options include 3,098,000 options that are in the money with a weighted average exercise price of $0.26 per share, which is below the market price of a share of Solitario common stock at December 31, 2020 of $0.56 per share as quoted on the NYSE American exchange. See Note 12, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data of this Form 10-K for a discussion of the activity in our 2013 Plan during 2020 and 2019. We do not anticipate that stock option exercises will be a significant source of cash during 2021.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2020, our Board of Directors extended the term of the share repurchase program until December 31, 2021. All shares purchased to date have reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been and will be determined by our management and the purchases will be effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. Purchases may also be made in accordance with Rule 10b-18 of the Exchange Act. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been or will be made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program are being funded using the Company’s working capital. As of December 31, 2020, since the inception of the share repurchase program, we have purchased a total of 994,000 shares for an aggregate purchase price of $467,000 and these shares are no longer included in our issued and outstanding shares. We anticipate we will purchase fewer shares, if any, under the share repurchase plan during 2021 than were purchased during 2020, depending on market conditions and the price of our common stock.

At the Market Offering

On February 2, 2021, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), establishing an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, we may, from time-to-time issue and sell shares of our common stock (the “Shares”) to the public through Wainwright on the NYSE American exchange. No sales of the Shares will be made in Canada, including on the TSX. By definition, the offering price of shares sold in an at-the-market offering is based on a price in line with the current market price of the security. We will determine, at our sole discretion, the timing and number of Shares to be sold. The net proceeds of any sales of the Shares under the ATM Program would be used for primarily for operational expenditures, to maintain our working capital balances and for general corporate purposes. We are not obligated to make any sales of Shares under the ATM Agreement. Concurrent with entering into the ATM Agreement, we filed with the SEC a prospectus supplement, qualifying the offer and sale of the Shares having an aggregate offering price of up to US$9,000,000 through the ATM Program. We anticipate we will sell a portion of the available Shares during 2021 to provide additional working capital.

Off-balance sheet arrangements

As of December 31, 2020, and 2019, we have no off-balance sheet arrangements.

(e). Cash Flows

Net cash used in operations during the year ended December 31, 2020 decreased to $1,010,000 compared to $2,639,000 for the year ended December 31, 2019 primarily as a result of (i) the Drilling Program, which included the use of cash of $1,580,000, during 2019 compared to no use of cash for the Drilling Program during 2020, as the
Drilling Program was completed in 2019 and (ii) a decrease in general and administrative expense, excluding non-cash stock option compensation to $729,000 during 2020 compared to $1,025,000 during 2019. Partially offsetting this decreased use of cash in operations was (i) no mineral property revenue during 2020 compared to mineral property revenue to $408,000 during 2019 for the Royalty Sale, of which $186,000 was received in cash and (ii) a reduction in interest income to $127,000 during 2020 compared to interest income of $252,000 during 2019. These items are discussed in further detail above under “Results of Operations.”

Net cash provided by investing activities decreased to $976,000 during 2020 compared to net cash provided of $3,109,000 during 2019. The primary source of cash during 2019 was the sale of short-term investments of $3,338,000 compared to $974,000 during 2020, with the bulk of the cash from the sales of short-term investments in 2019 used (i) to fund the Drilling Program and (ii) to purchase $233,000 of Vendetta units, described above, with no similar items in 2020. We anticipate we will continue to utilize proceeds from the sale of our short-term investments and any proceeds we may derive from the ATM Program, discussed above in Liquidity and Capital Resources to fund our operations during 2021.

Our net cash provided by financing activities during 2020 included $70,000 from the PPP Loan, with no similar item during 2019. We used cash of $5,000 during 2020 and $13,000 during 2019 for the repurchase of common stock for cancellation. We do not anticipate receiving any additional PPP Loan funds during 2021 and we anticipate we may not repurchase shares of common stock during 2021. However, we may sell shares of common stock pursuant to the ATM Program as a source of financing for working capital during 2021.

(f). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

Development Activities

We do not have any ongoing mineral development activities, which are activities for the development of mineral properties with reserves for potential mining.

Exploration Activities

A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required. In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2020 mineral and surface property rental and option payments, included in exploration expense, were $10,000. Our 2021 total exploration property rentals and option payments for properties we own, have under joint venture, or operate are estimated to be approximately $788,000. Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf or reimburse us approximately $780,000 of these annual payments. These obligations are detailed below under “Contractual Obligations.” In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures and have not had a material effect on our financial position. For the years ended December 31, 2020 and 2019, we have not capitalized any costs related to environmental control facilities. We do not anticipate our exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

Contractual Obligations

The following table provides an analysis of our contractual obligations:
	As of December 31, 2020 Payments due by period
(in thousands)	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations (1)	$7	$7	$-	$-	$-
Mineral property option and lease payments (2)	$8	$8	$-	$-	$-
(1)
Lease obligation on our Wheat Ridge, Colorado office.
(2)
Mineral property payments under lease and property claim and concession payments for the next year, net of joint venture payments.

(g). Exploration Joint Ventures, Royalty and Other Properties

The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2020. Please also see Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

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

The terrain at Florida Canyon is steep and previous project access supporting surface and underground work programs was conducted by helicopter. The lack of road access restricted the scope of field activities to further advance the project. During 2019 and 2020 limited work was undertaken on road access to the project, and Nexa expects to continue to work on completing the road access during 2021. During 2019, Nexa completed the Drilling Program and several significant drill intercepts were encountered. Solitario reported the results of the drill intercepts in February 2021.

Nexa is currently working on two new drilling permits that will greatly expand the area available for exploration drilling. One of the permits would allow for 84 new drilling platforms and associated interconnecting roads scattered over an area approximately six kilometers by five kilometers. These proposed platforms are located immediately south, east and southeast of the current Florida Canyon drilling footprint. In addition, Nexa plans to conduct additional road construction in 2021 to access the mineralized areas of the project as well as local communities as part of their social commitment to these communities.

Solitario’s payments of $1,580,000 related to the Drilling Program were expensed as incurred, however the payments will be treated as an advance on Solitario’s commitment to fund 30% of any future development of Florida Canyon under the original joint venture agreement between Solitario and Nexa. Accordingly, in the event Florida Canyon is developed, which cannot be assured at this time, the funds paid to Nexa related to the Drilling Program will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and / or repay any loans from Nexa for future development costs at Florida Canyon.

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

Solitario and Teck are in discussions to jointly fund a 2021 exploration program with Teck acting as project manager. The program, if approved, consists of drilling four-to-five core holes totaling approximately 1,000 meters. Drill targets under consideration are extensions to the currently defined Lik deposit on the northeast, northwest and southern limits of the deposit, including one-hole testing for stacked mineralized horizons. Drilling is expected to begin during the 2021 summer field season. Besides drilling, a rigorous soil sampling program of up to 500 samples and an eight-line-kilometer induced polarization geophysical program is planned for an area northeast of the Lik deposit where there are indications of a second mineralized zone where no drilling has been conducted. We expect to reach a final decision on this program before the end of the first quarter of 2021. Teck will manage the 2021 exploration program as the designated operator during 2021, although Solitario will remain the operator of the joint venture in subsequent years.

Other Properties

Chambara

The project has been on care and maintenance in recent years. Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property. Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government. Although concession costs in 2021 to be paid by Nexa are estimated to be $462,000, Solitario is fully carried and has no funding requirement at Chambara.

Gold Coin

We are currently evaluating the Gold Coin project exploration activities for 2021 and do not expect to have significant exploration expenditures for 2021, pending the results of our evaluation, and / or the availability of permits for drilling or other field activities. Our 2021 concession costs are estimated to be approximately $4,000.

2021 Planned Expenditures

Our 2021 total exploration and development budget is approximately $921,000 for our planned exploration expenditures. This amount includes a limited drilling program and evaluation of the Lik project, where we are responsible for 50% of the exploration expenditures. This amount does not include any significant expenditures for our Florida Canyon project where our joint venture partner, Nexa, is responsible for 100% of exploration costs, nor does it include any significant expenditures, such as drilling, at our newly acquired Gold Coin project, as we are evaluating planned exploration activities for 2021 at Gold Coin. We will continue the evaluation of potential new acquisitions of properties primarily in Peru and in other regions of North and South America. We expect to carry out our exploration activities during 2021 utilizing Teck at Lik, Nexa at Florida Canyon, and our own employees and contract geologists on our other projects.

 (h). Discontinued Projects

During 2020 we recorded $6,000 of mineral property impairment related to our decision to abandon the La Promesa project in Peru. We had no mineral property impairments during 2019. We did sell certain royalty properties in the Royalty Sale during 2019.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Solitario Zinc Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solitario Zinc Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Accounting Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2005.

Denver, Colorado
March 5, 2021

SOLITARIO ZINC CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share amounts)	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$605	$574
Short-term investments, at fair value	5,798	6,829
Investments in marketable equity securities, at fair value	1,620	1,039
SilverStream note receivable	-	268
Prepaid expenses and other	26	46
Total current assets	8,049	8,756

Mineral properties	15,628	15,617
Other assets	124	159
Total assets	$23,801	$24,532

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$157	$228
Paycheck Protection Loan	10	-
Operating lease liability	7	41
Total current liabilities	174	269

Long-term liabilities
Asset retirement obligation - Lik	125	125
Operating lease liability	-	7
Total long-term liabilities	125	132

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2020 and 2019)	-	-
Common stock, $0.01 par value, authorized, 100,000,000 shares (58,108,366 and 58,133,066, respectively, shares issued and outstanding at December 31, 2020 and 2019)	581	581
Additional paid-in capital	70,514	70,204
Accumulated deficit	(47,593)	(46,654)
Total shareholders' equity	23,502	24,131
Total liabilities and shareholders' equity	$23,801	$24,532

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)	For the years ended December 31,
	2020	2019
Revenue, net – mineral property sale	$-	$408

Costs, expenses and other
Exploration expense	413	1,807
Depreciation and amortization	25	25
Mineral property impairment	6	-
General and administrative	1,044	1,368
Total costs, expenses and other	1,488	3,200
Other (expense) income
Interest and dividend income (net)	127	252
Other income	104	-
Loss on derivative instruments	(92)	(38)
Gain on sale of marketable equity securities	50	-
Unrealized gain (loss) on marketable equity securities	360	(711)
Total other income (expense)	549	(497)
Net loss	$(939)	$(3,289)
Loss per common share
basic and diluted	$(0.02)	$(0.06)
Weighted average shares outstanding
Basic and diluted	58,116	58,143

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, of U.S. Dollars
except share amounts)			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	58,171,466	582	69,873	(43,365)	27,090

Stock option expense	-	-	343	-	343
Repurchase of shares for cancellation	(38,400)	(1)	(12)		(13)
Net loss	-	-	-	(3,289)	(3,289)
Balance at December 31, 2019	58,133,066	$581	$70,204	$(46,654)	$24,131

Stock option expense	-	-	315	-	315
Repurchase of shares for cancellation	(24,700)	-	(5)		(5)
Net loss	-	-	-	(939)	(939)
Balance at December 31, 2020	58,108,366	$581	$70,514	$(47,593)	$23,502

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands of U.S. Dollars)	For the year ended December 31,
	2020	2019
Operating activities:
Net loss	$(939)	$(3,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on marketable equity securities	(360)	711
Gain on sale of marketable equity securities	(50)	-
Loss on derivative instruments	92	38
Other income – Paycheck Protection Program loan forgiveness	(60)	-
Other income – gain on conversion of SilverStream note	(44)	-
Mineral property impairment	6	-
Employee stock option expense	315	343
Depreciation	25	25
Amortization of right of use lease asset	38	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	95	216
Note receivable, net of mineral property sold	-	(223)
Accounts payable and other current liabilities	(128)	(497)
Net cash (used in) operating activities	(1,010)	(2,639)

Investing activities:
Sale of short-term investments – net	974	3,338
Purchase of Vendetta units	-	(233)
Sale of marketable equity securities	123	-
(Purchase) sale of derivative instruments – net	(121)	9
Additions to other assets	-	(5)
Net cash provided by investing activities	976	3,109

Financing activities:
Paycheck Protection Program loan	70	-
Repurchase of Solitario common stock for cancellation	(5)	(13)
Net cash used in financing activities	65	(13)

Net increase in cash and cash equivalents	31	457
Cash and cash equivalents, beginning of year	574	117
Cash and cash equivalents, end of year	$605	$574

Supplemental Cash Flow information:
Conversion of SilverStream note to Marketable equity securities	$294	-
Acquisition of Gold Coin property included in accounts payable	$17

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020 and 2019

1. Business and Summary of Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined in Industry Guide 7, as issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of zinc-related exploration mineral properties, in addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition. Solitario also evaluates potential strategic corporate transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential as well as other potential corporate transactions and business combinations that Solitario determines to be favorable to Solitario.

Solitario has previously recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalty properties in January 2019, discussed below. Revenues and / or proceeds from the sale or joint venture of properties or assets have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

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

As of December 31, 2020 and 2019, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon project and the Lik project and to potentially acquire additional mineral property assets. During 2020 Solitario acquired an option to buy a 100% interest in the non-producing Gold Coin project in Arizona and recorded mineral property of $17,000 for its initial investment in the Gold Coin project. All future expenditures for the Gold Coin project will be expensed as incurred as exploration expense until such time Solitario establishes proven and probable reserves, which cannot be assured. If Solitario establishes proven and probable reserves, subsequent expenditures would be evaluated to determine appropriate accounting treatment. The fluctuations in precious metal and other commodity prices have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

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

Revenue recognition

Solitario has recorded revenue from the sale of exploration mineral properties and joint venture property payments. Solitario’s policy is to recognize revenue from the sale of its exploration mineral properties (those without reserves) on a property-by-property basis, computed as the cash received and / or collectable receivables less any capitalized cost. Payments received for the sale of exploration property interests that are less than the properties cost are recorded as a reduction of the related property's capitalized cost. In addition, Solitario’s policy is to recognize revenue on any receipts of joint venture property payments in excess of its capitalized costs on a property that Solitario may lease to another mining company.

Solitario has recognized revenue during 2019 of $408,000 related to the Royalty Sale, discussed below, with no similar item during 2020. Solitario expects any property sales in the future to be on an infrequent basis. Prior to the Royalty Sale, the last proceeds from joint venture property payments was in 2018 from the sale of its royalty in the Yanacocha property. Solitario does not expect to record joint venture property payments on any of its currently held properties for the foreseeable future. Historically, Solitario’s revenues have been infrequent and significant individual transactions have only been from sales to well known or vetted mining companies. Solitario has never had a return on any of its sales recorded as revenue in its history and does not anticipate it will recognize any estimated returns on its current or future recorded revenues.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of mineral properties related to its mineral exploration properties and their future exploration potential; (ii) the fair value of stock option grants to employees; (iii) the ability of Solitario to realize its deferred tax assets; and (iv) Solitario's investment in marketable equity securities.

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

Cash and cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. At December 31, 2020, approximately $595,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

At December 31, 2020, Solitario has United States Treasury securities (“USTS”) with maturities of 30 days to one year, recorded at their fair value of $3,989,000 compared to USTS recorded at their fair value of $6,829,000 at December 31, 2019. Solitario also holds FDIC insured bank certificates of deposit (“CD’s”) with face values between $100,000 and $250,000 and maturities of two months to 17 months, which are recorded at their fair value of $1,809,000 at December 31, 2020. Solitario held no CD’s at December 31, 2019. Solitario’s short-term investments are recorded at their fair value based upon quoted market prices. The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Accounting for Derivative Instruments and Hedging Activities" (“ASC 815”).  During 2019, Solitario acquired certain Vendetta Mining Corp. (“Vendetta”) units, which included Vendetta Warrants (defined below). Changes in fair value of the Vendetta Warrants are recognized in the statements of operations in the period of change as gain or loss on derivative instruments. Solitario has entered into covered calls from time to time on its investment in Kinross marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls are recognized in the statements of operations in the period of the change as gain or loss on derivative instruments.

Fair value

Financial Accounting Standards Board ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Solitario's short-term investments in USTS, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 10, “Fair Value of Financial Instruments,” below.

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

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries. Although Solitario's South American exploration activities during 2020 and 2019 were conducted primarily in Peru, a portion of the payments for the land, leasehold and exploration agreements as well as certain exploration activities are denominated in United States dollars. Foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2020 and 2019. Potentially dilutive shares, consisting of outstanding common stock options of 5,558,000 and 4,373,000, respectively, exercisable for Solitario common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2020 and 2019 because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” See Note 12, “Employee Stock Compensation Plans,” below.

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

Recently adopted accounting pronouncements

The FASB issued ASU No. 2018-13, Fair Value Measurement (topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 simplified certain disclosures regarding fair value measurements including the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, ASU 2018-13 requires disclosures regarding unrealized gains and losses included in other comprehensive income and the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. Solitario adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have an impact on Solitario’s consolidated financial position or results of operations.

The FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Statements (“ASU 2016-13”). Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Solitario adopted ASU No. 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have an impact on its consolidated financial position or results of operations.

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

2. Mineral Properties:

The following table details Solitario’s capitalized investment in exploration mineral property:

(in thousands)	December 31,
	2020	2019
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Gold Coin (Arizona – US)	17	-
La Promesa (Peru)	-	6
Total exploration mineral property	$15,628	$15,617

Exploration property

Solitario's exploration mineral properties at December 31, 2020 and 2019 consist of use rights related to its exploration properties, and the value of such assets is primarily driven by the nature and amount of economic mineral ore believed to be contained, or potentially contained, in such properties. The amounts capitalized as mineral properties include concession and lease or option acquisition costs. Capitalized costs related to a mineral property represent its fair value at the time it was acquired or the cost to acquire the property, as appropriate. At December 31, 2020, none of Solitario’s exploration properties have production (are operating) or contain proven or probable reserves. Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential. Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.

Lik Property

Solitario holds a 50% operating interest in the Lik zinc-lead sliver property in northwest Alaska, which we acquired as part of the acquisition of Zazu metals corporation (“Zazu”) in July 2017. Solitario recorded its acquisition cost of $15,611,000 as mineral property at the date of acquisition. Teck is Solitario’s 50% partner on the Lik Project and acted as the project manager during 2020.

Gold Coin

Solitario acquired an option-to-buy a 100% interest in the Gold Coin Property in southeastern Arizona in late-2020. Terms of the Gold Coin option agreement include scheduled payments to the underlying owner of $12,000 upon signing (paid), and at the owner’s option, to pay $15,000 at the first anniversary date, with a total of $242,000 over a five-year period. Upon signing the Gold Coin option agreement Solitario paid a finders’ fee of $5,000 to a contract geologist. Solitario has agreed to escalating work commitments at Solitario’s option totaling $1,025,000 during the first four years, with the first year totaling $75,000. The underlying owner will retain a 2.0% Net Smelter Return royalty. Solitario will have the option, but not obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $500,000 and will have the option to eliminate the remaining royalty of 1.0% by paying the owner $1.0 million.

Florida Canyon

In addition to its capitalized exploration properties, Solitario has an interest in its Florida Canyon exploration concessions, which are currently subject to a joint venture agreement where joint venture partners made stand-by joint venture payments to Solitario prior to January 1, 2015. Solitario previously recorded joint venture property payment revenue received in excess of capitalized costs. Per the joint venture agreement, as of December 31, 2020, no further standby joint-venture payments are due to Solitario on the Florida Canyon project. At December 31, 2020 and 2019, Solitario has no remaining capitalized costs related to its Florida Canyon joint venture. Per the joint venture agreement with Nexa covering the Florida Canyon project, Solitario currently holds a 39% interest in the Florida Canyon zinc project with Nexa. With the exception of the Drilling Program during 2018 and 2019 (discussed below), Nexa is required to fund 100% of exploration expenditures at Florida Canyon, until Nexa commits to put the project into production based upon a positive feasibility study, at which time Nexa’s interest will increase from its current 61% interest to a 70% interest. In August of 2018, Solitario agreed to fund a portion of a 2018 – 2019 drilling program at the Florida Canyon project. Solitario funded $1,580,000 of the 39-hole 17,033-meter drilling program, which was completed in the fourth quarter of 2019 (the “Drilling Program”).

Royalty sale

On January 22, 2019, Solitario completed the Royalty Sale to SilverStream SEZC (“SilverStream”), for Cdn$600,000. On closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note was originally due December 31, 2019, accrued 5% per annum simple interest, payable on a quarterly basis, and was convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. In December of 2019, Solitario and SilverStream agreed to extend the due date of the SilverStream Note to June 30, 2020, and to increase the interest rate to 8% per annum simple interest. During 2019, Solitario recorded mineral property revenue of $408,000 from the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

On May 19, 2020, SilverStream completed an initial public offering, including changing its name to Vox Royalty Corp. (“Vox”) and, in accordance with the terms of the SilverStream Note, issued Solitario 137,255 shares of common stock of Vox in full satisfaction of obligations owed under the SilverStream Note. In accordance with the terms of the SilverStream Note, the 137,255 Vox shares were issued at a price of Cdn$2.55 per share, which was at a 15% discount to the initial public offering price of Cdn$3.00 per share. Solitario recorded its initial investment in the Vox common shares at the initial public offering price, or a total of Cdn$412,000 or $294,000. Solitario recorded other income of $44,000 for the gain on the conversion of the SilverStream Note during 2020.

Solitario recorded interest income from the SilverStream Note of $7,000 and $12,000 during 2020 and 2019, respectively.

Discontinued projects

During 2020 Solitario recorded $6,000 of mineral property impairment related to its decision to abandon its La Promesa project in Peru. Solitario did not abandon or impair any of its properties during 2019 and did not record any mineral property impairment during the year ended December 31, 2019.

Exploration Expense

The following items comprised exploration expense:

	For the year ended December 31,
(in thousands)	2020	2019
Geologic and field expenses	$326	$1,726
Administrative	87	81
Total exploration expense	$413	$1,807

Asset Retirement Obligation

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

3. Marketable Equity Securities

During 2020, Solitario received 137,255 shares of Vox upon conversion of the SilverStream Note, discussed above, valued at $294,000 and Solitario sold 2,900,000 shares of Vendetta common stock for proceeds of $123,000 and recorded a gain on sale $50,000. During 2019 Solitario acquired 3,450,000 shares of Vendetta through the purchase of the Vendetta units, discussed below, and recorded an increase in marketable equity securities of $165,000. Solitairo did not sell any marketable equity securities during 2019.

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for aggregate consideration of $233,000. Each unit consisted of one share of Vendetta common stock and one warrant which allows the holder to purchase one additional share of Vendetta common stock at a purchase price of Cdn$0.13 per share for a period of three years (the “Vendetta Warrants”). The purchase of the units increased Solitario’s holdings of Vendetta common shares to 14,450,000 shares. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, based upon (i) the fair value of the Vendetta common shares received based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model, using the stock price of Cdn$0.09, volatility of 79%, a term of three years and a discount rate of 1.5%. During 2020, Solitario charged gain on derivative instruments $29,000 for the change in the value of the Vendetta Warrants. During 2019, Solitario charged loss on derivative instruments $47,000 for the change in the value of the Vendetta Warrants.

At December 31, 2020 Solitario owns the following marketable equity securities:

	Year ended December 31 2020
	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$734
Vendetta Mining Corp.	11,550,000	544
Vox Royalty Corp.	137,255	323
TNR Gold Corp.	430,000	19
Total		$1,620

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	Year ended December 31,
	2020	2019
Marketable equity securities at cost	$2,099	$1,879
Cumulative unrealized (loss) gain on marketable equity securities	(479)	(840)
Marketable equity securities at fair value	$1,620	$1,039

The following table represents changes in marketable equity securities:

(in thousands)	Year ended December 31,
	2020	2019
Cost of marketable equity securities sold	$73	$-
Realized gain on marketable equity securities sold	50	-
Proceeds from the sale of marketable equity securities sold	(123)	-
Net gain (loss) on marketable equity securities	410	(711)
Additions to marketable equity securities	294	165
Change in marketable equity securities at fair value	$581	$(546)

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Year ended December 31,
	2020	2019
Unrealized gain (loss) on marketable equity securities	$360	$(711)
Realized gain on marketable equity securities sold	50	-
Net gain (loss) on marketable equity securities	$410	$(711)

4. Operating Lease

Solitario adopted ASU 2016-02 effective January 1, 2019 and accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado administrative office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a remaining term of 2 months at December 31, 2020. The right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as a current office lease liability in the consolidated balance sheet. Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

During 2020 and 2019, Solitario recognized $40,000 and $40,000, respectively, of non-cash lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $42,000 and $37,000, respectively, were made on the WR Lease during 2020 and 2019 and this amount, less $1,000 and $3,000, respectively, of imputed interest during 2020 and 2019, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital in recording the WR Lease. Solitario has $7,000 remaining cash payments as of December 31, 2020 which is also its remaining lease liability.

The following is supplemental cash flow information related to our operating lease for 2020 and 2019:

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$42	$37
Non-cash amounts related to the WR lease
Right of use assets recorded in exchange for new operating lease liabilities	$-	$82

5. Other Assets

The following items comprised other assets:

(in thousands)	December 31,
	2020	2019
Furniture and fixtures, net of accumulated depreciation	$34	$39
Lik project equipment, net of accumulated depreciation	30	50
Office lease asset	7	45
Vendetta warrants	49	21
Exploration bonds and other assets	4	4
Total other assets	$124	$159

During 2017, Solitario acquired $100,000 of exploration-related equipment at the Lik project as part of the acquisition of its interest in the Lik project. The equipment is being depreciated over a five-year life on a straight-line basis and Solitario recorded depreciation expense of $20,000 during each of 2020 and 2019 related to this equipment.

6. Revenue mineral property sale

On January 22, 2019, Solitario completed the sale of its interest in certain royalties to SilverStream, discussed above. At closing of the Royalty Sale, Solitario received Cdn$250,000 in cash and the SilverStream Note in the principal amount of Cdn$350,000 and recorded mineral property revenue of $408,000 for the Royalty Sale, consisting of the fair value of the cash received on the date of the sale of $185,000 and the fair value of the SilverStream Note on the date of the sale of $263,000 less the carrying value of the royalties sold of $40,000.

7. Income Taxes:

Consolidated loss before income taxes includes losses from foreign operations of $79,000 and $1,261,000 in 2020 and 2019, respectively.

The net deferred tax assets/liabilities in the December 31, 2020 and 2019 consolidated balance sheets include the following components:

(in thousands)	2020	2019
Deferred tax assets:
Loss carryovers	$12,636	$13,284
Investment in Mineral Property	1,669	1,669
Capitalized Exploration Costs	410	652
Stock option compensation expense	286	228
Unrealized loss on derivative securities	148	237
Other	110	135
Valuation allowance	(15,050)	(15,999)
Total deferred tax assets	209	206
Deferred tax liabilities:
Unrealized gains on marketable equity securities	207	198
Other	2	8
Total deferred tax liabilities	209	206
Net deferred tax liabilities	$-	$-

A reconciliation of expected federal income taxes on loss from continuing operations at statutory rates, with the expense for income taxes is as follows:

(in thousands)	2020	2019
Expected income tax benefit	$(197)	$(691)
Equity based compensation	7	7
Foreign tax rate differences	(8)	(116)
State income tax	(37)	(84)
Expiration of Capital Loss Carryovers	1,225	66
Adjustment to Deferred Taxes	(23)	(101)
Change in valuation allowance	(949)	900
Permanent differences and other	(18)	19
Income tax (benefit) expense	$-	$-

During 2020, the valuation allowance decreased primarily due to the expiration of Capital Loss carryovers. During 2019, the valuation allowance increased primarily due to the addition of deferred tax assets related to current year net operating losses.

At December 31, 2020, Solitario has unused US Federal Net Operating Loss carryovers of $19,381,000 and unused US State Net Operating Loss carryovers of $20,080,000 which begin expiring in 2027. As a result of the ownership change of Zazu Metals (Alaska) Corp, that resulted from our acquisition of Zazu, utilization of some of these federal and state losses will be limited due to the annual limitation provided by Section 382 of the Internal Revenue Code. Solitario has unused Capital Loss carryovers of $5,576,000 for US Federal and US State purposes which begin to expire in 2021. Solitario has Canadian loss carryforwards of $9,822,000 which begin expiring in 2027. Other foreign loss carryforwards for which Solitario has provided a full valuation allowance relate to Solitario’s exploration activities in Peru. The Peru losses do not expire.

Solitario adopted ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that Solitario recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, Solitario performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740. The provisions of ASC 740 had no effect on Solitario’s financial position, cash flows or results of operations at December 31, 2020 or December 31, 2019, or for the years then ended as Solitario had no unrecognized tax benefits.

Solitario and its subsidiaries are subject to the following material taxing jurisdictions: United States Federal, State of Colorado, State of Alaska, Canada and Peru. Solitario’s United States federal, Canada and State of Alaska returns for years 2017 and forward and Solitario’s Peru and State of Colorado returns for tax years 2016 and forward are subject to examination. Solitario’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Solitario has no accrued interest or penalties related to uncertain tax positions as of December 31, 2020, or December 31, 2019 or for the years then ended.

8. Derivative Instruments:

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in Marketable Equity Securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During 2020, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $103,000, and repurchased certain of its covered calls prior to expiration for $224,000. As of December 31, 2020, Solitario has no remaining liability, related to one outstanding Kinross call option which expired unexercised in January 2021. During 2019 Solitario sold covered calls against its holdings of Kinross for $9,000 in cash, all of which expired unexercised during 2019.

Vendetta Warrants

At both December 31, 2020 and 2019 Solitario held Vendetta Warrants which give Solitario the right to purchase 3,450,000 Vendetta common shares for Cdn$0.13 per share through July 31, 2022. At December 31, 2020, and 2019 Solitario recorded Vendetta Warrants at their fair value of $49,000 and $21,000, respectively, based upon a Black Scholes model.

The following items comprise gain (loss) on derivative instruments:

(in thousands)	Year ended December 31,
	2020	2019
(Loss) Gain on Kinross calls – realized	$(121)	$9
Gain (loss) on Vendetta Warrants – unrealized	29	(47)
	$(92)	$(38)

9. Paycheck Protection Program Loan

On April 20, 2020, in response to significant market volatility and uncertainty, our general history of operating losses, and the resulting need for Solitario to conserve its financial resources, Solitario applied for and received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund Company payroll, rent and utilities obligations. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of the loan. The PPP Loan may be prepaid at any time prior to maturity, under certain conditions, with no prepayment penalties. The PPP Loan promissory note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Solitario believes it used the proceeds from the PPP Loan for qualifying expenses and applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. During 2020, $60,000 of the PPP Loan was forgiven, and Solitario recorded $60,000 of other income related to the forgiveness of the PPP Loan. However, Solitario cannot assure that forgiveness for any of the remaining portion of the PPP Loan of $10,000 will occur. In addition, the Small Business Administration retains the right to review the eligibility requirements of Solitario for its PPP Loan. As of December 31, 2020, Solitario has recorded $10,000 for the PPP Loan, including accrued interest through December 31, 2020 at 1% per annum, as a current liability. Solitario expects to repay its remaining balance of the PPP Loan, less forgiveness, if any, within the next twelve months.

10. Fair Value of Financial Instruments:

For certain of Solitario's financial instruments, including cash and cash equivalents, the SilverStream Note in 2019, payables and short-term debt, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities, including its investment in shares of Kinross common stock, Vendetta common stock, Vox common stock and TNR Gold Corp (“TNR”) common stock are carried at their estimated fair value based on publicly available quoted market prices.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the years ended December 31, 2020 and 2019, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$5,798	$-	$-	$5,798
Marketable equity securities	$1,620	$-	$-	$1,620
Vendetta Warrants	$-	$49	$-	$49

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

Items measured at fair value on a recurring basis:

Short-term investments: At December 31, 2020 and 2019, Solitario’s holdings of short-term investments consist of USTS recorded at their fair value based upon quoted market prices.
Marketable equity securities: At December 31, 2020 and 2019, the fair value of Solitario’s holdings in shares of Vendetta, Kinross, Vox, and TNR marketable equity securities are based upon quoted market prices.
Vendetta Warrants: At December 31, 2020 and 2019 the fair value of Solitario’s Vendetta Warrants is based upon a Black Scholes model, using market inputs.

During the year ended December 31, 2020, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

11. Commitments and Contingencies:

In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2, “Mineral Properties,” above. Solitario estimates its 2021 property rentals and option payments for properties Solitario owns, has under joint venture or Solitario operates to be approximately $788,000. Assuming that Solitario’s joint ventures continue in their current status and that Solitario does not appreciably change its property positions on existing properties, approximately $780,000 of these annual payments are paid or are reimbursable to us by Solitario’s joint venture partners. Solitario may be required to make further payments in the future if it acquires new properties or enters into new agreements.

12. Employee Stock Compensation Plans:

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

a.)     2013 Plan stock option grants

The following table shows the grant date fair value of Solitario’s awards during 2020 and 2019 pursuant to the 2013 Plan:

Grant Date	4/2/20 (1)	1/24/19 (1)
Option – grant date price	$0.20	$0.28
Options granted	1,325,000	150,000
Expected life years	5.0	5.0
Expected volatility	67%	64%
Risk free interest rate	0.4%	2.4%
Weighted average fair value	$0.11	$0.16
Grant date fair value	$145,000	$23,000

(1)
Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

b.)     Stock option activity

During 2020 and 2019 no options granted from the 2013 Plan were exercised. The following table summarizes the activity for stock options outstanding under the 2013 Plan for the years ended December 31, 2020 and 2019:

	2020			2019
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	RSUs/	Exercise	Intrinsic	RSUs/	Exercise	Intrinsic
	Options	Price	Value (1)	Options	Price	Value (2)

Outstanding, beginning of year	4,373,000	$0.58		5,223,160	$0.76
Granted	1,325,000	$0.20		150,000	$0.28
Exercised	-	-		-	-
Expired	-	-		(1,000,160)	$1.47
Forfeited	(140,000)	$0.77		-	-
Outstanding, end of year	5,558,000	$0.48	$925,000	4,373,000	$0.58	$3,000
Exercisable, end of year	4,083,500	$0.57	$446,000	2,774,000	$0.63	$840

(1) Intrinsic value based upon December 31, 2020 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.56 per share.
(2) Intrinsic value based upon December 31, 2019 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.30 per share.

During the years ended December 31, 2020 and 2019, Solitario recorded $315,000 and $343,000, respectively, of stock option expense under the 2013 Plan for the amortization of the grant date fair value of each of its outstanding options with a credit to additional paid-in-capital. At December 31, 2020, the total unrecognized stock option compensation cost related to non-vested options is $146,000 and is expected to be recognized over a weighted average period of 20 months.

13. Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2020 Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2021. During the years ended December 31, 2020 and 2019, Solitario purchased 24,700 and 38,400 shares of Solitario common stock, respectively, for an aggregate purchase price of $5,000 and $13,000, respectively. As of December 31, 2020, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.

14. Subsequent events

Solitario has evaluated events subsequent to December 31, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

In January 2021, Solitario extended its lease on its Wheat Ridge, Colorado office space for a period of 32 months and the Wheat Ridge, Colorado office lease now expires on October 31, 2023. As of January 25, 2021, the commencement date of the lease extension Solitario has total minimum lease payments of $110,000, with a net present value of $103,000, using Solitario’s estimated cost of capital of 5% at the commencement date of the lease extension.

In February 2021 Solitario entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), establishing an at-the-market equity program (the “ATM Program”). Pursuant to the ATM Program, Solitario may, from time-to-time issue and sell shares of our common stock (the “Shares”) to the public through Wainwright on the NYSE American stock exchange up to $9,000,000 aggregate sales price through the ATM Program. Solitario will determine, at its sole discretion, the timing and number of the Shares to be sold. We are not obligated to make any sales of Shares under the ATM Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario’s internal control over financial reporting and the design and operation of Solitario’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluations, Solitario’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, Solitario’s internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting during the three months ended December 31, 2020.

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

Item 9B. Other Information

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required under Item 10 is incorporated herein by reference to the information set forth in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 pursuant to Section 14(a) of the Exchange Act (the "2021 Proxy").

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the information set forth in the 2021 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information with respect to Item 12 is incorporated herein by reference to the information set forth in the 2021 Proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information with respect to Item 13 is incorporated herein by reference to the information set forth in the 2021 Proxy.

Item 14. Principal Accounting Fees and Services

          The information required under Item 14 is incorporated herein by reference to the information set forth in the 2021 Proxy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

          The following documents are filed as a part of this Annual Report on Form 10-K:

1.     Financial Statements

          The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial StatementsReport of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements

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

SOLITARIO ZINC CORP.

By:	/s/ James R. Maronick
Chief Financial Officer

Date:	March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	March 5, 2021

/s/
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	March 5, 2021

/s/
John Labate
A majority of
/s/	the Board of	March 5, 2021
Brian Labadie	Directors

/s/
James Hesketh

/s/ Gil Atzmon /s/ Joshua D. Crumb

By: /s/
James R. Maronick, Attorney-in-fact

INDEX TO EXHIBITS

Description

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Exploration & Royalty Corp. (incorporated by reference to Exhibit 99.1 to Solitario’s Form 8-K filed on March 22, 2013)

4.1	Form of Common Stock Certificate of Solitario Zinc (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Solitario’s Form 10-K filed on March 2, 2020)

10.1#	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 20, 2013)

10.2#
Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Christopher E. Herald, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on March 14, 2007)

10.3#
Change in Control Severance Benefits Agreement between Solitario Resources Corporation and James R. Maronick, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.2 to Solitario's Form 8-K filed on March 14, 2007)

10.4#
Change in Control Severance Benefits Agreement between Solitario Resources Corporation and Walter W. Hunt, dated as of March 14, 2007 (incorporated by reference to Exhibit 99.3 to Solitario's Form 8-K filed on March 14, 2007)

10.5
Framework Agreement for the Exploration and Development of Potential Mining Properties, related to Solitario's 100% owned Florida Canyon project in Peru between Minera Florida Canyon S.A., Minera Solitario Peru S.A.C., Solitario Resources Corporation, and Votorantim Metais – Cajamarquilla S.A., dated March 24, 2007 (incorporated by reference to Exhibit 10.2 to Solitario's Form 8-K filed on October 4, 2007)

10.6
Performance Agreement for Funding of Drilling Program between Compañía Minera Milpo, S.A.A. and Minera Solitario Peru S.A.C, related to the Framework Agreement for the Development of Mining Properties dated August 1, 2019 (incorporated by reference to Exhibit 10.7 to Solitario’s Form 10-K filed on March 3, 2020)

10.7#	First Amendment to the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 29, 2017)

10.8	At The Market Offering Agreement between Solitario Zinc Corp. and H.C. Wainwright & Co., LLC, dated February 2, 2021 (incorporated by reference to Solitario’s Form 8-K filed on February 2, 2021)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1*	Subsidiaries of Solitario Zinc Corp.

23.1*	Consent of Plante & Moran, PLLC

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) Notes to the Consolidated Financial Statements.

* Filed herewith
# Designates a management contract, or a compensatory plan or arrangement.