Form 10-Q
period 2021-03-31
SOLITARIO ZINC CORP.
filed 2021-05-06
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number.   001-39278

SOLITARIO ZINC CORP.
(Exact name of registrant as specified in its charter)

Colorado	4251 Kipling St. Suite 390, Wheat Ridge, CO	(303) 534-1030
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(Registrant's telephone number, including area code)

84-1285791	80033
(I.R.S. Employer Identification No.)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	XPL	NYSE American

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

 There were 58,429,116 shares of $0.01 par value common stock outstanding as of May 6, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,404	$605
Short-term investments	4,835	5,798
Investments in marketable equity securities, at fair value	1,433	1,620
Prepaid expenses and other	24	26
Total current assets	7,696	8,049

Mineral properties	15,628	15,628
Other assets	205	124
Total assets	$23,529	$23,801

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$137	$157
Paycheck protection loan	-	10
Operating lease liability	38	7
Total current liabilities	175	174

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	62	-
Total long-term liabilities	187	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (58,379,116 and 58,108,366 shares, respectively, issued and outstanding at March 31, 2021 and December 31, 2020)	584	581
Additional paid-in capital	70,704	70,514
Accumulated deficit	(48,121)	(47,593)
Total shareholders’ equity	23,167	23,502
Total liabilities and shareholders’ equity	$23,529	$23,801

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2021	2020
Costs, expenses and other:
Exploration expense	$147	$113
Depreciation	5	6
General and administrative	280	336
Total costs, expenses and other	432	455
Other (loss) income
Interest and dividend income (net)	6	81
Other income	10	-
Loss on derivative instruments	(3)	(25)
Gain on sale of marketable equity securities	13	25
Unrealized loss on marketable equity securities	(122)	(233)
Total other loss	(96)	(152)
Net loss	$(528)	$(607)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	58,254	58,130

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(528)	$(607)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5	6
Amortization of right of use lease asset	10	10
Unrealized loss of marketable equity securities	122	233
Employee stock option expense	28	85
Gain on sale of marketable equity securities	(13)	(25)
Loss on derivative instruments	3	25
Other income PPP loan forgiveness	(10)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	27	(21)
Accounts payable and other current liabilities	(26)	56
Net cash used in operating activities	(382)	(238)
Investing activities:
Sale of short-term investments, net	938	40
Cash from sale of marketable equity securities	78	76
Purchase (sale) of derivative instruments – net	-	(9)
Net cash provided by investing activities	1,016	107
Financing activities:
Issuance of common stock	98	-
Stock options exercised	67	-
Purchase of common stock for cancellation	-	(3)
Net cash used in financing activities	165	(3)

Net increase (decrease) in cash and cash equivalents	799	(134)
Cash and cash equivalents, beginning of period	605	574
Cash and cash equivalents, end of period	$1,404	$440

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Business and Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own, or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of zinc-related exploration mineral properties; however, Solitario will evaluate and acquire other base and precious metal mineral exploration properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of (i) certain mineral royalty properties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 in January 2019 (the “Royalty Sale”), (ii) in June 2018 of its interest in the royalty on its Yanacocha property and (iii) joint venture property payments. Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

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

As of March 31, 2021, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to fund costs and activities intended to further the exploration of the Florida Canyon, Lik and Gold Coin projects and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2021 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results, which may be achieved in the future or for the full year ending December 31, 2021.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2021, $1,389,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of March 31, 2021, Solitario has $3,529,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 9 months. In addition, at March 31, 2021, Solitario has six bank certificates of deposits (“CD’s”) with face values between $250,000 and $100,000 recorded at their total fair value of $1,306,000. The CD’s have maturities of one month to one year. The USTS and CD’s are recorded at their fair value, based upon quoted market prices. The USTS are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS and CD’s are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2021 and 2020. Potentially dilutive shares related to outstanding common stock options of 5,437,650 and 4,373,000, respectively, for Solitario common shares for the three months ended March 31, 2021 and 2020 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

Recently adopted accounting pronouncements

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements (the “SEC Modernization Rules”) for issuers whose securities are registered with the SEC. The SEC Modernization Rules were adopted by Solitario on January 1, 2021. Under the SEC Modernization Rules, consistent with global standards as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”), Solitario will be required to disclose specified information concerning mineral resources that have been identified on one or more of its mineral properties in its annual report for the year ended December 31, 2021. Consistent with CRIRSCO standards the SEC Modernization Rules have added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources.” The adoption of the SEC Modernization Rules is not applicable to 2021 interim financial statements and did not have a material impact on our financial statements or disclosures as of March 31, 2021 or for the three months ended March 31, 2021 and 2020. The Company is currently evaluating the effects adoption of the SEC Modernization Rules will have on its annual report for the year ended December 31, 2021.

2.        Mineral Property

The following table details Solitario’s investment in Mineral Property:
(in thousands)	March 31,	December 31,
	2021	2020
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Gold Coin (Arizona – US)	17	17
Total exploration mineral property	$15,628	$15,628

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects are expensed as incurred.

Royalty sale

As part of the Royalty Sale to SilverStream in 2019, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note, as amended, was due on June 30, 2020, accrued 8% per annum simple interest, payable on a quarterly basis, and was convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. During the three months ended March 31, 2020 Solitario recorded interest income from the SilverStream Note of $5,000.

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

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2021	2020
Geologic and field expenses	$125	$90
Administrative	22	23
Total exploration costs	$147	$113

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

3.
Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the condensed consolidated statement of operations. During the three months ended March 31, 2021, Solitario recorded an unrealized loss on marketable equity securities of $122,000. During the three months ended March 31, 2020, Solitario recorded an unrealized loss on marketable equity securities of $233,000.

At March 31, 2021 and December 31, 2020 Solitario owns the following marketable equity securities:

	March 31 2021		December 31 2020
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$667	100,000	$734
Vendetta Mining Corp.	10,540,000	503	11,550,000	544
Vox Royalty Corp.	134,055	256	137,255	323
TNR Gold Corp.	143,000	7	430,000	19
Total		$1,433		$1,620

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2021	December 31, 2020
Marketable equity securities at cost	$2,034	$2,099
Cumulative unrealized loss on marketable equity securities	(601)	(479)
Marketable equity securities at fair value	$1,433	$1,620

The following table represents changes in marketable equity securities during the three months ended March 31, 2021 and 2020:

(in thousands)	Three months ended March 31,
	2021	2020
Cost of marketable equity securities sold	$65	$51
Realized gain on marketable equity securities sold	13	25
Proceeds from the sale of marketable equity securities sold	(78)	(76)
Net loss on marketable equity securities	(109)	(208)
Change in marketable equity securities at fair value	$(187)	$(284)

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Three months ended March 31,
	2021	2020
Unrealized loss on marketable securities	$(122)	$(233)
Realized gain on marketable equity securities sold	13	25
Net loss on marketable securities	$(109)	$(208)

During the three months ended March 31, 2021, Solitario sold (i) 1,010,000 shares of Vendetta Mining Corp. (“Vendetta) common stock for proceeds of $51,000 and recorded a loss on sale of $2,000; (ii) 287,000 shares of TNR Gold Corp. common stock for proceeds of $18,000 and recorded a gain on sale of $13,000 and (iii) 3,200 shares of Vox for proceeds of $9,000 and recorded a gain on sale of $2,000. During the three months ended March 31, 2020, Solitario sold 2,000,000 shares of Vendetta common stock for proceeds of $76,000 and recorded a gain on sale of $25,000 on the date of sale.

4.        Leases

Solitario accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. During the three months ended March 31, 2021, Solitario entered into a new lease for the same facility of the WR Lease (both the prior and new lease are referred to as the WR Lease) and recorded a net increase in the related asset and liability of $99,000. The WR Lease is classified as an operating lease and has a term of 31 months at March 31, 2021, with no renewal option. At March 31, 2021 and December 31, 2020, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three months ended March 31, 2021 and 2020, Solitario recognized $10,000 and $10,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three months ended March 31, 2021 and 2020, cash lease payments of $7,000 and $10,000, respectively, were made on the WR Lease. These cash payments, less $1,000 of imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2021:

Future lease payments (in thousands)

2021	32
2022	39
2023	36
Total lease payments	107
Less amount of payments representing interest	(7)
Present value of lease payments	$100

Supplemental cash flow information related to our operating lease was as follows for the three months ended March 31, 2021 and 2020:

(in thousands)	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$7	$10
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities -net	$99	$-

5        Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2021	2020
Furniture and fixtures, net of accumulated depreciation	$33	$34
Lik project equipment, net of accumulated depreciation	25	30
Office lease asset	97	7
Vendetta warrants	46	49
Exploration bonds and other assets	4	4
Total other	$205	$124

Vendetta Warrants

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000. Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”). Each Vendetta Warrant entitles the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, based upon (i) the fair value of the Vendetta common shares received, based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model. During the three months ended March 31, 2021 and 2020, Solitario charged loss on derivative instruments $3,000 and $7,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.

6.        PPP Loan

On April 20, 2020, Solitario received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund Company payroll, rent and utilities obligations. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. The Paycheck Protection Program provided that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Small Business Administration retains the right to review the eligibility requirements of Solitario for PPP Loans. During the three months ended March 31, 2021 the remaining balance of the PPP Loan of $10,000 was forgiven and Solitairo recorded $10,000 of other income related to the forgiveness of the PPP Loan during the three months ended March 31, 2021. Solitairo has no remaining balance due for the PPP Loan as of March 31, 2021.

7.        Fair Value

Solitario accounts for its financial instruments under ASC 820. For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in USTS, CD’s, and marketable equity securities are carried at their estimated fair value primarily based on quoted market prices. During the three months ended March 31, 2021 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.
The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$4,835	$-	$-	$4,835
Marketable equity securities	$1,433	$-	$-	$1,433
Vendetta Warrants	$-	$46	$-	$46

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

At both March 31, 2021 and December 31, 2020, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2021 and 2020, Solitario recorded no deferred tax expense.

9.
Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under the WR Lease which provides for total minimum rent payments of $107,000 through October of 2023.

10.
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

As of March 31, 2021, and December 31, 2020 there were options outstanding that are exercisable to acquire 5,347,650 and 5,558,000, respectively, shares of Solitario common stock, with exercise prices between $0.28 and $0.77 per share. During the three months ended March 31, 2021 and 2020, Solitario did not grant any options. During the three months ended March 31, 2021, options for 120,350 shares were exercised with an average exercise price of $0.56 per share for proceeds of $67,000. There were no exercises of options under the 2013 Plan during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, Solitario recorded stock option compensation expense of $28,000 and $85,000, respectively. At March 31, 2021, the total unrecognized stock option compensation cost related to non-vested options is $118,000 and is expected to be recognized over a weighted average period of 18 months.

11.        Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2021:

(in thousands, except
Share amounts)
	Common	Common	Additional		Total
	Stock Shares	Stock Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2020	58,108,366	581	$70,514	$(47,593)	$23,502
Stock option expense	-	-	28	-	28
Issuance of shares – ATM, net	150,400	2	96	-	98
Issuance of shares - option exercises	120,350	1	66	-	67
Net loss	-	-	-	(528)	(528)
Balance at March 31, 2021	58,379,116	$584	$70,704	$(48,121)	$23,167

Shareholders’ Equity for the three months ended March 31, 2020:

(in thousands, except
Share amounts)
	Common	Common	Additional		Total
	Stock Shares	Stock Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2019	58,133,066	581	$70,204	$(46,654)	$24,131
Stock option expense	-	-	85	-	85
Purchase of shares for cancellation	(16,700)	-	(3)	-	(3)
Net loss	-	-	-	(607)	(607)
Balance at March 31, 2020	58,116,366	$581	$70,286	$(47,261)	$23,606

At the Market Offering Agreement

On February 2, 2021, Solitario entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million (the “ATM Program”).   The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  During the three months ended March 31, 2021, Solitario recorded $79,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

During the three months ended March 31, 2021, Solitario sold an aggregate of 150,400 shares of common stock under the ATM Agreement at an average price of $1.21 per share for net proceeds of $177,000 after commissions and sale expenses.

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2020, Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2021. Solitario did not purchase any shares under the share repurchase plan during the three months ended March 31, 2021. During the three months ended March 31, 2020 Solitario purchased 16,700 shares of Solitario common stock for an aggregate purchase price of $3,000. As of March 31, 2021, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2020 and 2019, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2020. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the acquisition and exploration of zinc-related exploration mineral properties. However, we will continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At March 31, 2021, we consider our carried interest in the Florida Canyon project in Peru and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, at March 31, 2021, we have an interest in one exploration property in Arizona. We are conducting exploration activities in Peru and the United States both on our own and through joint ventures operated by our partners in Peru and the United States, respectively. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of March 31, 2021, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, (ii) fund costs and activities intended to further the exploration at our Florida Canyon project, (iii) fund costs and activities to further our Gold Coin project; (iv) conduct reconnaissance exploration and (v) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of March 31, 2021, we do not expect the effects of COVID-19 to have a material effect on Solitario’s planned activities related to the exploration of its Lik and Florida Canyon projects. However, going forward for the remainder of 2021, we will continue to monitor planned activities for the full year 2021 at both Florida Canyon, Lik and our Gold Coin project. The extent to which COVID-19 impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

 (b) Results of Operations

Comparison of the quarter ended March 31, 2021 to the quarter ended March 31, 2020.

We had a net loss of $528,000 or $0.01 per basic and diluted share for the three months ended March 31, 2021 compared to a net loss of $607,000 or $0.01 per basic and diluted share for the three months ended March 31, 2020. As explained in more detail below, the primary reasons for the decrease in the net loss in the three months ended March 31, 2021 compared to the loss in the three months ended March 31, 2020 were (i) a decrease in general and administrative costs to $280,000 during the three months ended March 31, 2021 compared to general and administrative costs of $336,000 during the three months ended March 31, 2020; (ii) other income of $10,000 from the cancellation of the PPP Loan during the three months ended March 31, 2021, with no similar item in the three months ended March 31, 2020; (iii) a reduction in the loss on derivative instruments to $3,000 during the three months ended March 31, 2021 compared a loss on derivative instruments of $25,000 during the three months ended March 31, 2020; and (iv) a reduction in the unrealized loss on marketable equity securities to $122,000 during the three months ended March 31, 2021 compared to an unrealized loss on marketable equity securities of $233,000 during the three months ended March 31, 2020. Partially offsetting the above items were (i) an increase in exploration expense to $147,000 during the three months ended March 31, 2021 compared to exploration expense of $113,000 during the three months ended March 31, 2020; (ii) a reduction in interest income to $6,000 during the three months ended March 31, 2021 compared to interest income of $81,000 during the three months ended March 31, 2020; and (iii) a reduction in the realized gain on the sale of marketable equity securities to $13,000 during the three months ended March 31, 2021 compared to a realized gain on marketable equity securities of $25,000 during the three months ended March 31, 2020. Each of the major components of these items is discussed in more detail below.

Our exploration expense increased to $147,000 during the three months ended March 31, 2021 compared to exploration expense of $113,000 during the three months ended March 31, 2020. The increase was primarily as a result of (i) an increase in expenses to $50,000 related to our Florida Canyon project in Peru, when we substantially completed a 43-101 resource update, which we reported subsequent to March 31, 2021, compared to Florida Canyon project costs of $2,000 during the three months ended March 31, 2020; and (ii) we performed certain initial exploration evaluation expenses of $9,000 during the three months ended March 31, 2021 at our Gold Coin project in Arizona, which we acquired during the fourth quarter of 2020, with no comparable expense during the first quarter of 2020. These increased expenditures were offset by a slight reduction in reconnaissance exploration expenses to $87,000 during the three months ended March 31, 2021 compared to reconnaissance exploration expenses of $105,000 during the three months ended March 31, 2020. These expenditures are normally lower and more comparable during the first quarter of our fiscal year as a result of weather limitations. In addition, we had limited exploration costs of $1,000 at our Lik project in Alaska during the three months ended March 31, 2021 compared to certain minimal costs at Lik totaling $6,000 during the three months ended March 31, 2020. During the three months ended March 31, 2021 we had one contract geologist in Peru, one contract geologist working on our Gold Coin project and our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters. We have budgeted approximately $1,642,000 for the full-year exploration expenditure for 2021, which includes approximately $500,000 for Solitario’s share of a joint drilling program with Teck at the Lik project, with the bulk of those expenditures are planned for the third and fourth quarter of 2021. We expect our full-year exploration expenditures for 2021 to be above the exploration expenditures for full-year 2020.

Exploration expense (in thousands) by project for the three months ended March 31, 2021 and 2020 consisted of the following:

	March 31,	March 31,
Project Name	2021	2020
Florida Canyon	$50	$2
Lik	1	6
Gold Coin	9	-
Reconnaissance	87	105
Total exploration expense	$147	$113

General and administrative costs, excluding stock option compensation costs, discussed below, were $252,000 during the three months ended March 31, 2021 compared to $251,000 during the three months ended March 31, 2020. The major components of these costs were related to (i) salaries and benefit expense of $68,000 during the three months ended March 31, 2021 compared to salary and benefit costs of $83,000 during the three months ended March 31, 2020, due to salary reductions implemented during 2020 and continuing into 2021; (ii) legal and accounting expenditures of $58,000 during the three months ended March 31, 2021, compared to $11,000 during the three months ended March 31, 2020; (iii) office rent and expenses of $20,000 during the three months ended March 31, 2021, compared to $45,000 during the three months ended March 31, 2020; and (iv) travel and shareholder relation costs of $106,000 during the three months ended March 31, 2021 compared to $112,000 during the three months ended March 31, 2020. We anticipate the full-year general and administrative costs will be higher for 2021 compared to 2020.

We recorded $28,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2021 compared to $85,000 of stock option compensation expense during the three months ended March 31, 2020. The higher costs in 2020 related to the grant date fair value of certain option grants which became fully vested during 2020 and were no longer being amortized during 2021. These non-cash charges for the amortization of grant date fair values are related to vesting of stock options outstanding during the three months ended March 31, 2021 and 2020. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

During the three months ended March 31, 2021, we sold various shares of our holdings of marketable equity securities for proceeds of $78,000 and recorded a gain on sale of marketable equity securities of $13,000. During the three months ended March 31, 2020, we sold 2,000,000 shares of our holdings of Vendetta common stock for proceeds of $76,000 and recorded a gain on sale of marketable equity securities of $25,000. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of Vendetta common stock. We may sell additional shares of our holdings of marketable equity securities during the remainder of 2021; however, we do not expect sales of marketable equity securities to be a significant source of cash for the year ended December 31, 2021.

We recorded an unrealized loss on marketable equity securities of $122,000 during the three months ended March 31, 2021 compared to an unrealized loss on marketable equity securities of $233,000 during the three months ended March 31, 2020. The losses during the three months ended March 31, 2021 and 2020 were primarily related to a decrease in the value of our holdings, after the sales of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross common stock which decreased from a fair value of $734,000 at December 31, 2020 to a fair value of $667,000 at March 31, 2021 and (ii) 134,055 shares of Vox common stock which decreased from a value of $316,000 at December 31, 2020 to a fair value of $256,000 at March 31, 2021 based on quoted market prices, the combination of which accounted for the bulk of the unrealized loss on marketable equity securities during the quarter ended March 31, 2021.

We recorded interest income of $6,000 during the three months ended March 31, 2021 compared to interest income of $81,000 during the three months ended March 31, 2020. This reduction was primarily due to (i) a decrease in the interest earned on our short-term investments in USTS as a result of a decrease in the total amount of outstanding short-term investments during the three months ended March 31, 2021 compared to the three months ended March 31, 2020; (ii) the average interest rates on short term investments decreased during the three months ended March 31, 2020, which increased the value of our existing USTS, recorded as interest income, based upon quoted market prices during the three months ended March 31, 2020, compared to the three months ended March 31, 2021 when average interest rates on short term investments increased slightly, resulting in a reduction in the value of our existing USTS, which was recorded as a reduction in interest income during the three months ended March 31, 2021; and (iii) even with the slight increase in interest rates during the three months ended March 31, 2021, the interest rates during 2021 have been very close to zero on USTS with maturities of a year or less, which compounds the reduction in the amount of interest earned on our lower balance of USTS discussed above.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2021 and 2020, we recorded no property impairments.

At March 31, 2021 and 2020, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2021 or 2020. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2021. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2021, we had $6,239,000 in cash and short-term investments. As of March 31, 2021, we had $3,529,000 of our current assets in USTS with maturities of 15 days to 9 months. In addition, as of March 31, 2021 we had six CD’s with face values between $250,000 and $100,000, recorded at their total fair value of $1,306,000. The USTS and CD’s are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2021.

We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2021, we owned (i) 10,540,000 shares of Vendetta common stock with a fair value of $503,000, (ii) 100,000 shares of Kinross common stock with a fair value of $667,000, (iii) 134,055 shares of Vox Royalty common stock with a fair value of $256,000 and (iv) 143,000 shares of TNR Gold Corp common stock with a fair value of $7,000. All of our marketable equity securities are carried at their fair values based upon quoted market prices. During the three months ended March 31, 2021 and 2020 we sold certain portions of our marketable equity securities for proceeds of $78,000 and $76,000, respectively and recorded realized gain on sale of marketable equity securities of $13,000 and $25,000, respectively. We anticipate we may sell some of our marketable equity securities during the remainder of 2021 depending on cash needs and market conditions.

Working Capital

We had working capital of $7,521,000 at March 31, 2021 compared to working capital of $7,875,000 as of December 31, 2020. Our working capital at March 31, 2021 consists primarily of our cash and cash equivalents, our investment in USTS and CD’s, our investment in marketable equity securities of $1,433,000, and other current assets of $24,000, less our accounts payable of $137,000 and other current liabilities of $38,000. As of March 31, 2021, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of both March 31, 2021, and December 31, 2020 there were options outstanding to acquire 5,437,650 and 5,558,000 shares of Solitario common stock. The outstanding options have exercise prices between $0.20 per share and $0.77 per share. During the three months ended March 31, 2021, options for 120,350 shares were exercised with an average exercise price of $0.56 per share for proceeds of $67,000. There were no exercises of options under the 2013 Plan during the three months ended March 31, 2020. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2021.

At the Market Offering Agreement

On February 2, 2021, Solitario entered into the ATM Agreement with Wainwright, under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million. During the three months ended March 31, 2021, Solitario sold an aggregate of 150,400 shares of common stock under the ATM Agreement at an average price of $1.21 per share of common stock for net proceeds after commissions and expenses of approximately $177,000.  During the three months ended March 31, 2021, Solitario recorded $79,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2020, our Board of Directors extended the term of the share repurchase program until December 31, 2021. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been determined by our management and the purchases were effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. No shares were repurchased during the three months ended March 31, 2021. As of March 31, 2021, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. Subject to any legal restrictions and our available financial resources, we anticipate we may purchase a limited number of shares under the share repurchase plan during 2021 as determined by management.

 (d) Cash Flows

Net cash used in operations during the three months ended March 31, 2021 increased to $382,000 compared to $238,000 of net cash used in operations for the three months ended March 31, 2020 primarily as a result of (i) a decrease in interest income during the three months ended March 31, 2021 to $6,000 compared to interest income of $81,000 during the three months ended March 31, 2020, (ii) an increase in exploration expense to $147,000 during the three months ended March 31, 2021 compared to exploration expense of $113,000 during the three months ended March 31, 2020 (iii) a use of cash of $26,000 for the reduction of accounts payable and other liabilities during the three months ended March 31, 2021 compared to the provision of cash from an increase in accounts payable and other liabilities of $56,000 during the three months ended March 31, 2020; and (iv) an increase in non-stock option general and administrative expense to $252,000 during the three months ended March 31, 2021 compared to $251,000 during the three months ended March 31, 2020, discussed above. Based upon projected expenditures in our 2021 budget, we anticipate continued use of funds from operations through the remainder of 2021, primarily for exploration related to our Lik project and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2021, we provided $1,016,000 in cash from investing activities compared to $107,000 of cash provided from investing activities during the three months ended March 31, 2020. The primary sources of the cash provided related to the net proceeds from short-term investment sales and purchases of $938,000 and $40,000, respectively, during the three months ended March 31, 2021 and 2020. In addition, during the three months ended March 31, 2021 and 2020 we sold marketable equity securities for proceeds of $78,000 and $76,000, respectively as discussed above in Note 3, “Marketable Equity Securities” to the condensed consolidated financial statements, above. We may sell additional marketable equity securities during the remainder of 2021, as discussed above. However, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2021. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2021. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2021, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the three months ended March 31, 2021, we received net cash of $98,000 from the issuance of common stock from the ATM program, discussed above, and we received $67,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans” to the condensed consolidated financial statements with no comparable amount during the three months ended March 31, 2020. We used $3,000 for the purchase of our common stock during the three months ended March 31, 2020, with no comparable amount during the three months ended March 31, 2021, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.”

(e) Off-balance sheet arrangements

As of March 31, 2021, and December 31, 2020 we have no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2021. As of March 31, 2021, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(g) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2021 and 2020.

(h) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

(i) Related Party Transactions

As of March 31, 2021, and for the three months ended March 31, 2021, we have no related party transactions or balances.

(j) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

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
●
Risks related to pandemics, including the outbreak of COVID-19.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

None

Item 1A.
Risk Factors

As of March 31, 2021, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

SOLITARIO ZINC CORP.

Date: May 6, 2021	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1	Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith