Form 10-Q
period 2021-06-30
SOLITARIO ZINC CORP.
filed 2021-08-05
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Accelerated filer	☐
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 58,443,766 shares of $0.01 par value common stock outstanding as of August 4, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands of U.S. dollars, except share and per share amounts)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$405	$605
Short-term investments	5,248	5,798
Investments in marketable equity securities, at fair value	1,281	1,620
Prepaid expenses and other	21	26
Total current assets	6,955	8,049

Mineral properties	16,002	15,628
Other assets	192	124
Total assets	$23,149	$23,801

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$438	$157
Paycheck protection loan	-	10
Kinross call option	1	-
Operating lease liability	35	7
Total current liabilities	474	174

Long-term liabilities:
Asset retirement obligation – Lik	125	125
Operating lease liability	56	-
Total long-term liabilities	181	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (58,443,766 and 58,108,366 shares, respectively, issued and outstanding at June 30, 2021 and December 31, 2020)	584	581
Additional paid-in capital	70,699	70,514
Accumulated deficit	(48,789)	(47,593)
Total shareholders’ equity	22,494	23,502
Total liabilities and shareholders’ equity	$23,149	$23,801

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S, dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Costs, expenses and other:
Exploration expense	$237	$44	$384	$157
Depreciation	7	7	12	13
General and administrative	256	254	536	590
Total costs, expenses and other	500	305	932	760
Other (loss) income
Interest income (net)	4	27	10	108
Other income	-	44	10	44
(Loss) gain on derivative instruments	(30)	5	(33)	(20)
Gain on sale of marketable equity securities	6	-	19	25
Unrealized (loss) gain on marketable equity securities	(148)	484	(270)	251
Total other (loss) income	(168)	560	(264)	408
Net (loss) income	$(668)	$255	$(1,196)	$(352)
(Loss) income per common share:
Basic	$(0.01)	$0.00	$(0.02)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic	58,431	58,116	58,342	58,123
Diluted	58,431	58,249	58,342	58,123

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(1,196)	$(352)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	12	13
Amortization of right of use lease asset	20	20
Unrealized loss (gain) on marketable equity securities	270	(251)
Employee stock option expense	72	215
Gain on sale of marketable equity securities	(19)	(25)
Other income	(10)	(44)
Loss on derivative instruments	33	20
Changes in operating assets and liabilities:
Prepaid expenses and other assets	61	8
Accounts payable and other current liabilities	27	(125)
Net cash used in operating activities	(730)	(521)
Investing activities:
Sale of short-term investments, net	493	162
Purchase of mineral property	(201)	-
Purchase of other assets - net	(39)	-
Cash from sale of marketable equity securities	88	76
Sale (purchase) of derivative instruments – net	8	14
Net cash provided by investing activities	349	252
Financing activities:
Issuance of common stock – net of acquisition costs	98	-
Stock options exercised for cash	83	-
Paycheck Protection Loan	-	70
Purchase of common stock for cancellation	-	(4)
Net cash provided by financing activities	181	66

Net decrease in cash and cash equivalents	(200)	(203)
Cash and cash equivalents, beginning of period	605	574
Cash and cash equivalents, end of period	$405	$371

Supplemental Cash Flow information:
Accrued mineral property acquisition costs included in accounts payable	$173	$-
Accrued common stock acquisition costs included in accounts payable	$65	$-
Acquisition of right to use asset	$99	$-
Conversion of SilverStream note to marketable equity securities	$-	$294

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Zinc Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation (“Crown”). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the “TSX”) through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including (i) the sale of certain mineral royalty properties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 in January 2019 (the “Royalty Sale”), (ii) the sale of its interest in the royalty on its Yanacocha property in June of 2019 and (iii) joint venture property payments. Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project in Peru, its interest in the Lik project in Alaska, and its recently acquired Golden Crest project to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is expected to continue the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner in the Lik deposit, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project. Solitario is conducting mineral exploration on its Golden Crest project on its own.

As of June 30, 2021, Solitario has significant balances of cash and short-term investments that Solitario anticipates using, in part, to fund costs and activities intended to further the exploration of the Florida Canyon. Lik and Golden Crest projects, and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2021 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future, or for the full year ending December 31, 2021.

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

Solitario’s business could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics. Solitario has recommended all of its employees and contractors follow government guidelines for health and safety policies for employees and contractors, including encouraging tele-commuting and working from home where possible. Solitario has evaluated the effects of the COVID-19 pandemic on its operations and taken pro-active steps to address the impacts on its operations, including reducing certain costs, in response to the economic uncertainty associated with potential risks from the COVID-19 pandemic. Also, Solitario has evaluated the potential impacts on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods. Solitario will continue to monitor the effects of the COVID-19 pandemic on its operations, financial condition and liquidity. However, the extent to which the COVID-19 pandemic ultimately impacts Solitario’s business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of June 30, 2021, $365,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of June 30, 2021, Solitario has $4,145,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 13 months. In addition, at June 30, 2021, Solitario has five bank certificates of deposits (“CDs”) with face values between $250,000 and $100,000 recorded at their total fair value of $1,103,000. The CDs have maturities of one month to ten months. The USTS and CDs are recorded at their fair value, based upon quoted market prices. The USTS are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS and CDs are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Earnings per share

The calculation of basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2021 and 2020.

Potentially dilutive shares related to outstanding common stock options for 5,513,000 Solitario common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2021 because their effects were anti-dilutive. Potentially dilutive shares related to outstanding common stock options for 5,698,000 Solitario common shares were excluded from the calculation of diluted loss per share for the six months ended June 30, 2020 because their effects were anti-dilutive. Potentially dilutive shares related to stock options for 1,475,000 Solitario common shares, with exercise prices of between $0.20 and $0.28 per share, were included in the calculation of diluted earnings per share for the three months ended June 30, 2020 to the extent they were exercisable.

Recently adopted accounting pronouncements

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements (the “SEC Modernization Rules”) for issuers whose securities are registered with the SEC. The SEC Modernization Rules were adopted by Solitario on January 1, 2021. Under the SEC Modernization Rules, consistent with global standards as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”), Solitario will be required to disclose specified information concerning mineral resources that have been identified on one or more of its mineral properties in its annual report for the year ended December 31, 2021. Consistent with CRIRSCO standards the SEC Modernization Rules have added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources.” The adoption of the SEC Modernization Rules is not applicable to 2021 interim financial statements and did not have a material impact on our financial statements or disclosures as of June 30, 2021 or for the three and six months ended June 30, 2021 and 2020. The Company is currently evaluating the effects adoption of the SEC Modernization Rules will have on its annual report for the year ended December 31, 2021.

2. Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	June 30,	December 31,
	2021	2020
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	374	-
Gold Coin (Arizona – US)	17	17
Total exploration mineral property	$16,002	$15,628

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Golden Crest

On May 27, 2021 Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota. The GC claims are part of Solitario’s Golden Crest project. Terms of the Golden Crest Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date. Solitario recorded an initial acquisition cost of $125,000 during the three months ended June 30, 2021 related to these required payments. In addition, Solitario has agreed to pay, at its option, the underlying owner annual payments totaling $340,000 over a five-year period and annual payments of $150,000 thereafter, which will be expensed as paid. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces or a maximum of $1,500,000. Solitario has agreed to escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 during the first five years, with the first year totaling $200,000. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner will retain a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In addition, during the three months ended June 30, 2021, Solitario staked additional mineral claims, including some claims included in the area of interest of the GC claims and claims not related to the GC claims (the “SRC Claims”), as part of the Golden Crest project. Solitario incurred costs for staking, filing fees, legal and other costs totaling $249,000 capitalized as initial acquisition costs related to the SRC Claims and the GC Claims.

Lik

Teck and Solitario have agreed to an exploration program for 2021 on our jointly-funded Lik project, which includes up to three exploration holes to test the continuity and potential expansion of the current Lik deposit. The total planned exploration is approximately $1.24 million of which Solitario will be responsible for 50% or approximately $622,000.

Royalty sale

As part of the Royalty Sale to SilverStream in 2019, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note, as amended, was due on June 30, 2020, accrued 8% per annum simple interest, payable on a quarterly basis, and was convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. During the three and six months ended June 30, 2020 Solitario recorded interest income of $2,000 and $7,000, respectively, from the SilverStream Note.

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

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Geologic and field expenses	$213	$23	$338	$113
Administrative	24	21	46	44
Total exploration costs	$237	$44	$384	$157

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

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in market value are recorded in the condensed consolidated statement of operations. During the three and six months ended June 30, 2021, Solitario recorded an unrealized loss on marketable equity securities of $148,000 and $270,000, respectively. During the three and six months ended June 30, 2020, Solitario recorded an unrealized gain on marketable equity securities of $484,000 and $251,000, respectively.

At June 30, 2021 and December 31, 2020 Solitario owns the following marketable equity securities:

	June 30, 2021		December 31, 2020
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$635	100,000	$734
Vendetta Mining Corp.	10,540,000	383	11,550,000	544
Vox Royalty Corp.	134,055	263	137,255	323
TNR Gold Corp.	-	-	430,000	19
Total		$1,281		$1,620

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	June 30, 2021	December 31, 2020
Marketable equity securities at cost	$2,031	$2,099
Cumulative unrealized loss on marketable equity securities	(750)	(479)
Marketable equity securities at fair value	$1,281	$1,620

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of marketable equity securities sold	$4	$-	$69	$51
Realized gain on marketable equity securities sold	6	-	19	25
Proceeds from the sale of marketable equity securities sold	(10)	-	(88)	(76)
Net (loss) gain on marketable equity securities	(142)	484	(251)	276
Additions to marketable equity securities	-	294	-	294
Change in marketable equity securities at fair value	$(152)	$778	$(339)	$494

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Unrealized (loss) gain on marketable securities	$(148)	$484	$(270)	$251
Realized gain on marketable equity securities sold	6	-	19	25
Net (loss) gain on marketable securities	$(142)	$484	$(251)	$276

During the three months ended June 30, 2021, Solitario sold 143,000 shares of TNR Gold Corp. common stock for proceeds of $10,000 and recorded a gain on sale of $6,000. During the six months ended June 30, 2021, Solitario sold (i) 1,010,000 shares of Vendetta Mining Corp. (“Vendetta) common stock for proceeds of $51,000 and recorded a loss on sale of $2,000; (ii) 430,000 shares of TNR Gold Corp. common stock for proceeds of $28,000 and recorded a gain on sale of $19,000 and (iii) 3,200 shares of Vox for proceeds of $9,000 and recorded a gain on sale of $2,000.

Solitario sold 2,000,000 shares of Vendetta common stock during the six months ended June 30, 2020 for proceeds of $76,000 and recorded a gain on sale of $25,000 on the date of sale. Solitario did not sell any marketable equity securities during the three months ended June 30, 2020.

On May 19, 2020, Solitario received 137,255 shares of Vox upon conversion of the SilverStream Note, discussed above, valued at $294,000.

4. Leases

Solitario accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. Solitario has no other material operating lease costs. During the six months ended June 30, 2021, Solitario entered into a new lease for the same facility (both the prior lease and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $99,000. The WR Lease is classified as an operating lease and has a term of 28 months at June 30, 2021, with no renewal option. At June 30, 2021 and December 31, 2020, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three and six months ended June 30, 2021, Solitario recognized $10,000 and $20,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and six months ended June 30, 2020, Solitario recognized $10,000 and $20,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and six months ended June 30, 2021, cash lease payments of $10,000 and $17,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2020, cash lease payments of $11,000 and $21,000, respectively, were made on the WR Lease. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at June 30, 2021:

Future lease payments (in thousands)

2021	21
2022	39
2023	36
Total lease payments	96
Less amount of payments representing interest	(5)
Present value of lease payments	$91

Supplemental cash flow information related to our operating lease was as follows for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from the WR Lease payments	$10	$11	$17	$21
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$-	$-	$99	$-

5. Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2021	2020
Furniture and fixtures, net of accumulated depreciation	$71	$34
Lik project equipment, net of accumulated depreciation	20	30
Office lease asset	88	7
Vendetta warrants	9	49
Exploration bonds and other assets	4	4
Total other	$192	$124

6. Derivative Instruments

Vendetta Warrants

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000. Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”). Each Vendetta Warrant entitles the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, determined by (i) the fair value of the Vendetta common shares received based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model. During the three and six months ended June 30, 2021, Solitario charged loss on derivative instruments of $37,000 and $40,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model. During the three and six months ended June 30, 2020, Solitario recorded a gain on derivative instruments of $20,000 and $13,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During the three months ended June 30, 2021, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $8,000 and recorded a gain on derivative instruments related to those covered calls of $7,000. During the three and six months ended June 30, 2020, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $43,000 and $78,000, respectively, and repurchased certain of its covered calls prior to expiration for $64,000 during the three months ended June 30, 2020. As of June 30, 2021, Solitario has a remaining liability related to outstanding Kinross call options which expire in August 2021 of $1,000. During the three months ended June 30, 2020 Solitario recorded a loss on derivative instruments related to its Kinross calls of $15,000 and $33,000, respectively.

7. PPP Loan

On April 20, 2020, Solitario received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund Company payroll, rent and utilities obligations. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. The Paycheck Protection Program provided that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Small Business Administration retains the right to review the eligibility requirements of Solitario for PPP Loans. During the six months ended June 30, 2021, the remaining balance of the PPP Loan of $10,000 was forgiven and Solitario recorded $10,000 of other income related to the forgiveness of the PPP Loan during the six months ended June 30, 2021. Solitario has no remaining balance due for the PPP Loan as of June 30, 2021.

8. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement. During the three months ended June 30, 2021, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$5,248	$-	$-	$5,248
Marketable equity securities	$1,281	$-	$-	$1,281
Vendetta Warrants	$-	$9	$-	$9
Liabilities
Kinross call options	$1	$-	$-	$1

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

At both June 30, 2021 and December 31, 2020, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2021 and 2020, Solitario recorded no deferred tax expense.

10. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of June 30, 2021 of $96,000 through October of 2023.

11. Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”). Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards granted under the 2013 Plan may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors.

As of June 30, 2021, and December 31, 2020, there were options outstanding that are exercisable to acquire 5,513,000 and 5,558,000 shares, respectively, of Solitario common stock, with exercise prices between $0.20 and $0.77 per share. All of the options have a five-year term and vest 25% on the date of grant and 25% on each of the next three anniversary dates. Solitario amortizes grant date fair value on a straight-line basis over the vesting period. During the three and six months ended June 30, 2021, Solitario granted 140,000 options with an average exercise price of $0.68 per share, a five-year term and a grant date fair value of $58,000 based upon a Black-Scholes model, with a 76% volatility and a 0.9% risk-free interest rate. During the six months ended June 30, 2020, Solitario granted 1,325,000 options with an exercise price of $0.20 per share, a five-year term and a grant date fair value of $145,000 based upon a Black-Scholes model, with a 66% volatility and a 0.4% risk-free interest rate. During the three and six months ended June 30, 2021, options for 64,750 and 185,000 shares, respectively, were exercised with an average exercise price of $0.25 and $0.45 per share, respectively, for proceeds of $16,000 and $83,000, respectively. There were no exercises of options under the 2013 Plan during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, Solitario recorded stock option compensation expense of $44,000 and $72,000, respectively. During the three and six months ended June 30, 2020, Solitario recorded stock option compensation expense of $130,000 and $215,000, respectively. At June 30, 2021, the total unrecognized stock option compensation cost related to non-vested options was $132,000 and is expected to be recognized over a weighted average period of 22 months.

12. Shareholders’ Equity

Shareholders’ Equity for the six months ended June 30, 2021:

(in thousands, except Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	58,108,366	581	$70,514	$(47,593)	$23,502
Stock option expense	-	-	72	-	72
Issuance of shares – ATM, net	150,400	2	31	-	33
Issuance of shares - option exercises	185,000	1	82	-	83
Net loss	-	-	-	(1,196)	(1,196)
Balance at June 30, 2021	58,443,766	$584	$70,699	$(48,789)	$22,494

Shareholders’ Equity for the six months ended June 30, 2021:

(in thousands, except Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	58,133,066	581	$70,204	$(46,654)	$24,131
Stock option expense	-	-	215	-	215
Purchase of shares for cancellation	(21,100)	-	(4)	-	(4)
Net loss	-	-	-	(352)	(352)
Balance at June 30, 2020	58,111,966	$581	$70,415	$(47,006)	$23,990

At the Market Offering Agreement

On February 2, 2021, Solitario entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million (the “ATM Program”). The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the six months ended June 30, 2021, Solitario recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

During the six months ended June 30, 2021, Solitario sold an aggregate of 150,400 shares of common stock under the ATM Program at an average price of $1.21 per share for net proceeds of $177,000 after commissions and sale expenses.

Share Repurchase Program

On October 28, 2015, the Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2020, the Board of Directors extended the expiration date of the share repurchase program through December 31, 2021. Solitario did not purchase any shares under the share repurchase plan during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, Solitario purchased 4,400 and 21,100 shares of Solitario common stock, respectively, for an aggregate purchase price of $1,000 and $4,000, respectively. As of June 30, 2021, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.

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

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the acquisition and exploration of zinc-related and precious metals exploration mineral properties. However, we continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At June 30, 2021, we consider our carried interest in the Florida Canyon project in Peru, our interest in the Lik project in Alaska, and our newly acquired Golden Crest project to be our core mineral property assets. In addition, at June 30, 2021, we have an interest in one exploration property in Arizona. We are conducting exploration activities in Peru and the United States both on our own and through joint ventures operated by our partners in Peru and the United States, respectively. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of June 30, 2021, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, (ii) fund costs and activities intended to further the exploration at our Florida Canyon project, (iii) fund costs and activities intended to further our Golden Crest project; (iv) conduct reconnaissance exploration and (v) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of June 30, 2021, we do not expect the effects of the COVID-19 pandemic to have a material effect on Solitario’s planned activities related to the exploration of its Lik, Florida Canyon or Golden Crest projects. However, we continue to monitor planned activities for the full year 2021 at our Florida Canyon, Lik and Golden Crest projects. The extent to which the COVID-19 pandemic impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

(c) Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

We had a net loss of $668,000 or $0.01 per basic and diluted share for the three months ended June 30, 2021 compared to net income of $255,000 or $0.00 per basic and diluted share for the three months ended June 30, 2020. As explained in more detail below, the primary reasons for our net loss in the three months ended June 30, 2021 compared to net income during the three months ended June 30, 2020 were (i) an increase in exploration expense to $237,000 in the three months ended June 30, 2021 compared to exploration expense of $44,000 during the three months ended June 30, 2020; (ii) an increase in general and administrative expense to $256,000 in the three months ended June 30, 2021 compared to general and administrative expense of $254,000 during the three months ended June 30, 2020; (iii) other income of $44,000 during the three months ended June 30, 2020 resulting from the conversion of the SilverStream Note, with no similar item during the three months ended June 30, 2021; (iv) an unrealized loss on marketable equity securities of $148,000 during the three months ended June 30, 2021 compared to an unrealized gain on marketable equity securities of $484,000 during the three months ended June 30, 2020; (v) a reduction in interest income to $4,000 during the three months ended June 30, 2021 compared to interest income of $27,000 during the three months ended June 30, 2020; and (vi) a loss on derivative instruments of $30,000 during the three months ended June 30, 2021 compared to a gain of $5,000 during the three months ended June 30, 2020. Partially offsetting the above items was the recognition of a gain of $6,000 on the sale of marketable equity securities during the three months ended June 30, 2021 with no similar item during the three months ended June 30, 2020. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $237,000 during the three months ended June 30, 2021 compared to exploration expense of $44,000 during the three months ended June 30, 2020 as a result of (i) our exploration efforts at the newly acquired Golden Crest project which resulted in $113,000 of direct exploration expenditures during the three months ended June 30, 2021 with no similar expense in the three months ended June 30, 2020; (ii) exploration costs of $82,000 at our Lik project in Alaska during the three months ended June 30, 2021 incurred by our joint venture partner Teck compared to a net credit of $43,000 from a one-time non-cash credit to our accrued expenses at our Lik project of $52,000 during the three months ended June 30, 2020, resulting from the billing of 2019 exploration expenditures from our joint venture partner Teck reflecting that Teck did not spend the entirety of the budgeted expenditures at the Lik project during 2019, which we had accrued; and (iii) expenditures of $14,000 at our Florida Canyon project during the three months ended June 30, 2021 compared to $4,000 spent at Florida Canyon during the three months ended June 30, 2020. These increases in exploration expenditures were partially offset by a decrease in our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions to $28,000 during the three months ended June 30, 2021 compared to $83,000 during the three months ended June 30, 2020. During the three months ended June 30, 2021 we had three contract geologists working our Golden Crest project, and our Denver personnel spent a portion of their time on reconnaissance exploration activities described above and related matters. We have budgeted approximately $1,642,000 for the full-year exploration expenditure for 2021, which includes approximately $622,000 for Solitario’s share of a joint drilling program with Teck at the Lik project, with the bulk of those expenditures planned for the third and fourth quarter of 2021. We expect our full-year exploration expenditures for 2021 to be above the exploration expenditures for full-year 2020.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2021	2020	2021	2020
Florida Canyon	$14	$4	$64	$6
Lik	82	(43)	83	(38)
Golden Crest	113	-	113	-
Gold Coin	-	-	9	-
Reconnaissance	28	83	115	189
Total exploration expense	$237	$44	$384	$157

General and administrative costs, excluding stock option compensation costs, discussed below, were $210,000 during the three months ended June 30, 2021 compared to $124,000 during the three months ended June 30, 2020. The major components of our general and administrative costs were (i) salaries and benefit expense of $68,000 during the three months ended June 30, 2021 compared to salary and benefit costs of $61,000 during the three months ended June 30, 2020; (ii) legal and accounting expenditures of $42,000 in the three months ended June 30, 2021 compared to $12,000 in the three months ended June 30, 2020, with the increase primarily as a result of certain ongoing costs related to our 2021 ATM Program; (iii) office rent and expenses of $24,000 during the three months ended June 30, 2021, compared to $13,000 during the three months ended June 30, 2020; and (iv) travel and shareholder relation costs of $76,000 during the three months ended June 30, 2021 compared to $38,000 during the three months ended June 30, 2020. We anticipate the full-year general and administrative costs will be higher for 2021 compared to 2020.

We recorded $44,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended June 30, 2021 compared to $130,000 of stock option compensation expense during the three months ended June 30, 2020. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended June 30, 2021 and 2020. The primary reason for the decrease in 2021 was the grant of 1,325,000 options on April 2, 2020 with a grant date fair value of $145,000 compared to grants of options during the three months ended June 30, 2021 with grant date fair values of $58,000. The options vest 25% on the date of grant and we recognized $14,000 of grant date fair value for these options on the date of grant during the three months ended June 30, 2021 compared to $36,000 for the options granted during the three months ended June 30, 2020. In addition, certain options previously granted became fully vested during 2020, which reduced the amortization of grant date fair value expense during the three months ended June 30, 2021 compared to the same period of 2020. See Note 11, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized loss on marketable equity securities of $148,000 during the three months ended June 30, 2021 compared to an unrealized gain on marketable equity securities of $484,000 during the three months ended June 30, 2020. The non-cash unrealized loss during the three months ended June 30, 2021 was primarily related to (i) a decrease in the value of our holdings of 100,000 shares of Kinross common stock, which decreased to a fair value of $635,000 at June 30, 2021 from a fair value of $667,000 at March 31, 2021 or an decrease of $32,000 based on quoted market prices; and (ii) a decrease in the value of our 10,540,000 shares of Vendetta common stock, which decreased from a fair value of $503,000 at March 31, 2021 to a fair value of $383,000 at June 30, 2021 or a decrease of $120,000, based on quoted market prices. The unrealized gain during the three months ended June 30, 2020 was primarily related to (i) an increase in the value of our holdings of 100,000 shares of Kinross common stock, which increased to a fair value of $722,000 at June 30, 2020 from a fair value of $398,000 at March 31, 2020 or an increase of $324,000 based on quoted market prices; and (ii) an increase in the value of our 12,450,000 shares of Vendetta common stock, which increased from a fair value of $350,000 at March 31, 2020 to a fair value of $457,000 at June 30, 2020 or an increase of $107,000, based on quoted market prices.

During the three months ended June 30, 2021, we sold 143,000 shares of our holdings of Vox common stock for proceeds of $10,000 and recorded a gain on sale of marketable equity securities of $6,000, with no similar sales during the three months ended June 30, 2020. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of Vendetta common stock.

During the three months ended June 30, 2021, we recorded a non-cash loss on derivative instruments of $30,000, primarily related to a reduction in the value of our holdings of Vendetta Warrants which were recorded at a fair value of $9,000 at June 30, 2021, based upon a Black-Scholes model, compared to a fair value of $46,000 at March 31, 2021 or a non-cash loss of $37,000, which was partially offset by a gain on derivative instruments of $7,000 during the three months ended June 30, 2021 related to certain Kinross covered calls. During the three months ended June 30, 2020, we recorded a non-cash gain on derivative instruments of $5,000 primarily related to an increase in the value of our holdings of Vendetta Warrants.

We recorded interest income of $4,000 during the three months ended June 30, 2021 compared to interest income of $27,000 during the three months ended June 30, 2020. This reduction was primarily due to a decrease in the interest earned on our short-term investments in USTS as a result of (i) a decrease in the total amount of outstanding short-term investments during the three months ended June 30, 2021 compared to the three months ended June 30, 2020; and (ii) the average interest rates on our existing short-term investments was lower during the three months ended June 30, 2021 compared to the average interest rates received during the three months ended June 30, 2020.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended June 30, 2021 and 2020, we recorded no property impairments.

We recorded no income tax expense or benefit during the three months ended June 30, 2021 or 2020 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2021. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

We had a net loss of $1,196,000 or $0.02 per basic and diluted share for the six months ended June 30, 2021 compared to a net loss of $352,000 or $0.01 per basic and diluted share for the six months ended June 30, 2020. As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $384,000 during the six months ended June 30, 2021 compared to exploration expense of $157,000 during the six months ended June 30, 2020; (ii) an unrealized loss on marketable equity securities of $270,000 during the six months ended June 30, 2021 compared to an unrealized gain on marketable equity securities of $251,000 during the six months ended June 30, 2020; (iii) a decrease in other income to $10,000 from the forgiveness of our PPP loan during the six months ended June 30, 2021 compared to other income of $44,000 from the conversion of the SilverStream Note, discussed above, during the six months ended June 30, 2020; (iv) a decrease in interest income to $10,000 during the six months ended June 30, 2021 compared to interest income of $108,000 during the six months ended June 30, 2020; and (v) the recording of a realized gain of $19,000 from the sale of marketable equity securities during the six months ended June 30, 2021 compared with a realized gain of $25,000 during the three months ended June 30, 2020. These causes of the increase in our net loss during the first six months of 2021 compared to the first six months of 2020 were partially offset by a reduction in general and administrative costs to $536,000 during the six months ended June 30, 2021 compared to general and administrative costs of $590,000 during the six months ended June 30, 2020. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $384,000 during the six months ended June 30, 2021 compared to $157,000 during the six months ended June 30, 2020. The primary reasons for the increase were(i) the exploration activity at our Golden Crest project of $113,000 and our Gold Coin project in Arizona of $9,000 during the six months ended June 30, 2021 with no similar expenditures during the six months ended June 30, 2020; (ii) exploration expenditures at our Lik project in Alaska of $83,000 during the six months ended June 30, 2021, where our joint venture partner, Teck, began work on a planned $1.24 million exploration program for 2021, compared to a net credit of $38,000 at Lik from a credit of $52,000, discussed above, recorded during the six months ended June 30, 2021; and $64,000 in exploration expenditures at our Florida Canyon project during the six months ended June 30, 2021, where we are preparing an analysis of the Florida Canyon deposit for future drilling or expansion, compared to expenditures of $6,000 during the six months ended June 30, 2020. These increases in exploration expense were partially offset by a reduction in our reconnaissance exploration activity to $115,000 during the six months ended June 30, 2021 compared to $189,000 during the six months ended June 30, 2020.

General and administrative costs, excluding stock option compensation costs discussed below, were $463,000 during the six months ended June 30, 2021 compared to $375,000 during the six months ended June 30, 2020. The major components of the costs were (i) salary and benefit expense during the six months ended June 30, 2021 of $136,000 compared to salary and benefit expense of $144,000 during the six months ended June 30, 2020, with these decreases as a result of personnel and salary reductions; (ii) legal and accounting expenditures of $101,000 during the six months ended June 30, 2021, compared to $23,000 during the six months ended June 30, 2020; (iii) office and other costs of $44,000 during the six months ended June 30, 2021 compared to $60,000 during the six months ended June 30, 2020; and (iv) travel and shareholder relation costs of $182,000 during the six months ended June 30, 2021 compared to $148,000 during the six months ended June 30, 2020.

During the six months ended June 30, 2021 and 2020, Solitario recorded $73,000 and $215,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The decrease during the six months ended June 30, 2021 was primarily related to the stock option expense for the options granted on April 2, 2020, discussed above, compared to the lower grant date fair value of stock options granted in the six months ended June 30, 2021 as well as certain previously granted options becoming fully vested during 2020 which reduced the stock option amortization expense during the first six months of 2021 compared to the first six months of 2020.

We recorded an unrealized loss on marketable equity securities of $270,000 during the six months ended June 30, 2021 compared to an unrealized gain on marketable equity securities of $251,000 during the six months ended June 30, 2020. The non-cash unrealized loss during the six months ended June 30, 2021 was primarily related to (i) a decrease in the value of our holdings of 10,540,000 shares of Vendetta common stock which decreased in fair value to $383,000 at June 30, 2021 compared to a fair value of $496,000 at December 31, 2020, based on quoted market prices; and (ii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to a fair value of $635,000 compared to a fair value of $734,000 at December 31, 2020, based on quoted market prices. The non-cash unrealized gain during the six months ended June 30, 2020 was primarily related to an increase in the value of our holdings of 100,000 shares of Kinross common stock which increased to a fair value of $722,000 at June 30, 2020 compared to a fair value of $474,000 at December 31, 2019 based on quoted market prices. This increase was partially offset by a decrease in the value of our holdings of 12,450,000 shares of Vendetta common stock, which decreased from a fair value of $479,000 at December 31, 2019 to a fair value of $457,000 at June 30, 2020, based on quoted market prices. We may reduce our holdings of marketable equity securities depending on cash needs and market conditions, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2021.

Our interest income on short-term investments decreased to $10,000 during the six months ended June 30, 2021 compared to interest income of $108,000 during the six months ended June 30, 2020 primarily as a result of (i) the effects of reduced interest rates , which increased the quoted market price of our outstanding USTS holdings during the six months ended June 30, 2020, with the increase in value recorded as interest income, with the opposite effect in 2021, as slightly rising interest rates, reduced the quoted price of our USTS during the six months ended June 30 2021; (ii) the reduced interest rate earned on our holdings of USTS and CDs during the six months ended June 30, 2021 compared to the six months ended June 30, 2020; and (iii) our lower balance of holdings of short-term investments reducing the interest earned during the six months ended June 30, 2021 compared to the six months ended June 30, 2020; We anticipate as we utilize our short-term investments to provide funds for exploration and general and administrative expenses our interest income will be reduced during the remainder of 2021 compared to 2020.

During the six months ended June 30, 2021, we sold (i) 1,010,000 shares of Vendetta common stock for proceeds of $51,000 and recorded a loss on sale of $2,000; (ii) 430,000 shares of TNR Gold Corp. common stock for proceeds of $28,000 and recorded a gain on sale of $19,000 and (iii) 3,200 shares of Vox common stock for proceeds of $9,000 and recorded a gain on sale of $2,000. During the six months ended June 30, 2020, we sold 2,000,000 shares of our holdings of Vendetta common stock for proceeds of $76,000 and recorded a gain on sale of marketable equity securities of $25,000. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

(d) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2021, we have $5,653,000 in cash and short-term investments. As of June 30, 2021, we have $4,145,000 of our current assets in USTS with maturities of 15 days to 30 months. In addition, we have $1,103,000 of current assets in six CDs with face values between $100,000 and $250,000 and maturities between one and ten months. The USTS and CDs are recorded at their fair value based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2021. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2021 we own 10,540,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock and 134,055 shares of Vox common stock. At June 30, 2021, the Vendetta shares are recorded at their fair market value of $383,000, the Kinross shares are recorded at their fair value of $635,000; and the Vox shares are recorded at their fair value of $263,000. During the six months ended June 30, 2021 we sold 1,010,000 shares of Vendetta common stock, 430,000 shares of TNR Gold Corp. common stock and 3,200 shares of Vox common stock, as discussed above. See Note 3 “Marketable Equity Securities” in the condensed consolidated financial statements. We anticipate we may sell some additional holdings of our marketable equity securities during the remainder of 2021 depending on cash needs and market conditions.

Working Capital

We had working capital of $6,481,000 at June 30, 2021 compared to working capital of $7,875,000 as of December 31, 2020. Our working capital at June 30, 2021 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, our investment in marketable equity securities of $1,281,000, and other current assets of $21,000, less our accounts payable of $438,000 and other current liabilities of $36,000. As of June 30, 2021, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of both June 30, 2021, and December 31, 2020 there were options outstanding to acquire 5,513,000 and 5,558,000 shares, respectively, of Solitario common stock. The outstanding options have exercise prices between $0.77 per share and $0.20 per share. During the six months ended June 30, 2021, options for 185,000 shares were exercised with an average exercise price of $0.45 per share for proceeds of $83,000. There were no exercises of options during the six months ended June 30, 2021. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2021.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million. During the six months ended June 30, 2021, we sold an aggregate of 150,400 shares of common stock under the ATM Program at an average price of $1.21 per share of common stock for net proceeds after commissions and expenses of approximately $177,000. During the six months ended June 30, 2021, Solitario recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2020, our Board of Directors extended the term of the share repurchase program until December 31, 2021. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been determined by our management and the purchases were effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of June 30, 2021, Solitario has purchased a total of 990,400 shares for an aggregate purchase price of $466,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. We did not purchase and shares under the share repurchase plan during the six months ended June 30, 2021. Subject to any legal restrictions and our available financial resources, we anticipate we will continue to purchase a limited number of shares under the share repurchase plan during 2021 as determined by management.

(e) Cash Flows

Net cash used in operations during the six months ended June 30, 2021 increased to $730,000 compared to $521,000 of net cash used in operations for the six months ended June 30, 2020 primarily as a result of (i) a decrease in interest income during the six months ended June 30, 2021 to $10,000 compared to interest income of $108,000 during the six months ended June 30, 2020, (ii) an increase in exploration expense to $384,000 during the six months ended June 30, 2021 compared to exploration expense of $157,000 during the six months ended June 30, 2020 and (iii) an increase in non-stock option general and administrative expense to $463,000 during the six months ended June 30, 2021 compared to $375,000 during the six months ended June 30, 2020, discussed above. Partially offsetting these increases in the use of cash were (i) a decrease in prepaid expenses of $61,000 during the six months ended June 30, 2021 compared to a decrease in prepaid expenses of $8,000 during the six months ended June 30, 2020, and (ii) $27,000 for the provision of cash from an increase of accounts payable and other liabilities during the six months ended June 30, 2021 compared to the use of cash from a decrease in accounts payable and other liabilities of $125,000 during the six months ended June 30, 2020. Based upon projected expenditures in our 2021 budget, we anticipate continued use of funds from operations through the remainder of 2021, primarily for exploration related to our Lik and Golden Crest projects and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the six months ended June 30, 2021, we provided $349,000 in cash from investing activities compared to $252,000 of cash provided from investing activities during the six months ended June 30, 2020. The primary sources of the cash provided related to the net proceeds from short-term investment sales and purchases of $494,000 and $162,000, respectively, during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 we acquired the Golden Crest project, discussed above in Note 2, “Mineral Property” for $374,000, of which $173,000 were accrued costs in accounts payable at June 30, 2021 and we acquired other assets of $39,000 during the six months ended June 30, 2021, with no similar items in the six months ended June 30, 2020. In addition, during the six months ended June 30, 2021 and 2020 we sold marketable equity securities for proceeds of $88,000 and $76,000, respectively, as discussed above in Note 3, “Marketable Equity Securities.” We may sell additional marketable equity securities during the remainder of 2021, as discussed above. However, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2021. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2021. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2021, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the six months ended June 30, 2021, we recorded net proceeds of $33,000 from the issuance of common stock pursuant to the ATM Program, discussed above in Note 11, “Shareholders’ Equity.” However, we have accrued costs included in accounts payable of $65,000 as of June 30, 2021, which will reduce the net cash proceeds of $98,000 received as of June 30, 2021 to $33,000 when paid subsequent to June 30, 2021. We received $83,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 11, “Employee Stock Compensation Plans,” with no comparable amount during the six months ended June 30, 2021. During the six months ended June 30, 2020 we received $70,000 from the PPP Loan and we used $4,000 for the purchase of our common stock, with no comparable amounts during the six months ended June 30, 2021, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.”

(f) Off-balance sheet arrangements

As of June 30, 2021, and December 31, 2020 we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of June 30, 2021. As of June 30, 2021, there have been no changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and six months ended June 30, 2021 and 2020.

(i) Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, describes the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

(j) Related Party Transactions

As of June 30, 2021, and for the three and six months ended June 30, 2021, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and under the heading “Risk Factors” included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik and Golden Crest projects;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta, Vox and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to pandemics, including the COVID-19 pandemic.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of June 30, 2021, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

SOLITARIO ZINC CORP.

Date August 4, 2021	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*

This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 of the Exchange Act.

