Form 10-Q
period 2021-09-30
SOLITARIO ZINC CORP.
filed 2021-11-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to ______________

Commission File Number. 001-39278

SOLITARIO ZINC CORP.
(Exact name of registrant as specified in its charter)

Colorado	84-1285791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

4251 Kipling St. Suite 390, Wheat Ridge, CO	80033
(Address of principal executive offices)	(Zip Code)

(303) 534-1030
(Registrant’s telephone number, including area code)

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

There were 58,936,399 shares of $0.01 par value common stock outstanding as of November 9, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$554	$605
Short-term investments	3,884	5,798
Investments in marketable equity securities, at fair value	1,226	1,620
Prepaid expenses and other	384	26
Total current assets	6,048	8,049

Mineral properties	16,129	15,628
Other assets	174	124
Total assets	$22,351	$23,801

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$215	$157
Paycheck protection loan	-	10
Operating lease liability	36	7
Total current liabilities	251	174

Long-term liabilities:
Asset retirement obligation – Lik	125	125
Operating lease liability	46	-
Total long-term liabilities	171	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2021 and December 31, 2020)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (58,633,766 and 58,108,366 shares, respectively, issued and outstanding at September 30, 2021 and December 31, 2020)	586	581
Additional paid-in capital	70,833	70,514
Accumulated deficit	(49,490)	(47,593)
Total shareholders’ equity	21,929	23,502
Total liabilities and shareholders’ equity	$22,351	$23,801

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S, dollars, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Costs, expenses and other:
Exploration expense	$442	$112	$826	$269
Depreciation	8	6	20	19
General and administrative	207	226	743	816
Property abandonment and impairment	17	-	17	-
Total costs, expenses and other	674	344	1,606	1,104
Other (loss) income
Interest income (net)	13	3	23	111
Other income	-	-	10	44
Loss on derivative instruments	(1)	(70)	(34)	(90)
(Loss) gain on sale of marketable equity securities	(89)	25	(70)	50
Unrealized (loss) gain on marketable equity securities	50	333	(220)	584
Total other (loss) income	(27)	291	(291)	699
Net loss	$(701)	$(53)	$(1,897)	$(405)
Loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	58,446	58,110	58,377	58,119

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(1,897)	$(405)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	20	19
Amortization of right of use lease asset	30	29
Unrealized loss (gain) on marketable equity securities	220	(584)
Employee stock option expense	104	287
Loss (gain) on sale of marketable equity securities	70	(50)
Property abandonment and impairment	17	-
Other income	(10)	(44)
Loss on derivative instruments	34	90
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(281)	60
Accounts payable and other current liabilities	(30)	(118)
Net cash used in operating activities	(1,723)	(716)
Investing activities:
Sale of short-term investments, net	1,837	488
Purchase of mineral property	(458)	-
Purchase of other assets - net	(39)	-
Cash from sale of marketable equity securities	104	123
Sale (purchase) of derivative instruments – net	8	(121)
Net cash provided by investing activities	1,452	490
Financing activities:
Issuance of common stock – net of acquisition costs	137	-
Stock options exercised for cash	83	-
Paycheck Protection Loan	-	70
Purchase of common stock for cancellation	-	(5)
Net cash provided by financing activities	220	65

Net decrease in cash and cash equivalents	(51)	(161)
Cash and cash equivalents, beginning of period	605	574
Cash and cash equivalents, end of period	$554	$413

Supplemental Cash Flow information:
Accrued mineral property acquisition costs included in accounts payable	$60	$-
Acquisition of right to use asset	$99	$-
Conversion of SilverStream note to marketable equity securities	$-	$294

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

Solitario has recorded revenue in the past from the sale of mineral properties, including (i) the sale of certain mineral royalty properties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 in January 2019 (the “Royalty Sale”), (ii) the sale of its interest in the royalty on its Yanacocha property in June of 2018 and (iii) joint venture property payments. Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project in Peru, its interest in the Lik project in Alaska, and its Golden Crest project in South Dakota to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner in the Lik deposit, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project. Solitario is conducting mineral exploration on its Golden Crest project on its own.

Solitario anticipates using its cash and short-term investments, in part, to fund costs and activities to further the exploration of the Florida Canyon, Lik and Golden Crest projects, and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2021 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future, or for the full year ending December 31, 2021.

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

Solitario’s business could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics. Solitario has recommended all of its employees and contractors follow government guidelines for health and safety policies for employees and contractors, including encouraging tele-commuting and working from home where possible. Solitario has evaluated the effects of the COVID-19 pandemic on its operations and since the outbreak of the pandemic has taken pro-active steps to address the impact on its operations, including reducing certain costs, in response to the economic uncertainty associated with potential risks from the COVID-19 pandemic. Solitario will continue to monitor the effects of the COVID-19 pandemic on its operations, financial condition and liquidity. However, the extent to which the COVID-19 pandemic ultimately impacts Solitario’s business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and governmental actions taken to contain or treat the coronavirus outbreak.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of September 30, 2021, $410,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of September 30, 2021, Solitario has $3,283,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 2 to 12 months. In addition, at September 30, 2021, Solitario has three bank certificates of deposits (“CDs”) with face values between $250,000 and $100,000 recorded at their total fair value of $601,000. The CDs have maturities of 15 days to seven months. The USTS and CDs are recorded at their fair value, based upon quoted market prices. The USTS are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS and CDs are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Earnings per share

The calculation of basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2021 and 2020.

Potentially dilutive shares related to outstanding common stock options for 5,513,000 Solitario common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2021 because their effects were anti-dilutive. Potentially dilutive shares related to outstanding common stock options for 5,698,000 Solitario common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 because their effects were anti-dilutive.

Recently adopted accounting pronouncements

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements (the “SEC Modernization Rules”) for issuers whose securities are registered with the SEC. The SEC Modernization Rules were adopted by Solitario on January 1, 2021. Under the SEC Modernization Rules, consistent with global standards as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”), Solitario will be required to disclose specified information concerning mineral resources that have been identified on one or more of its mineral properties in its annual report for the year ended December 31, 2021. Consistent with CRIRSCO standards the SEC Modernization Rules have added definitions to recognize “Measured Mineral Resources”, “Indicated Mineral Resources” and “Inferred Mineral Resources.” The adoption of the SEC Modernization Rules is not applicable to 2021 interim financial statements and did not have a material impact on our financial statements or disclosures as of September 30, 2021 or for the three and nine months ended September 30, 2021 and 2020. Solitario is currently evaluating the effects adoption of the SEC Modernization Rules will have on its annual report for the year ended December 31, 2021.

2. Mineral Property

The following table details Solitario’s investment in Mineral Property:

(in thousands)	September 30,	December 31,
	2021	2020
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	518	-
Gold Coin (Arizona – US)	-	17
Total exploration mineral property	$16,129	$15,628

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Golden Crest

On May 27, 2021 Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota. The GC Claims are part of Solitario’s Golden Crest project. Terms of the Golden Crest Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date. Solitario recorded an initial acquisition cost of $125,000 during the nine months ended September 30, 2021 related to these required payments. In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner annual payments totaling $340,000 over a five-year period and annual payments of $150,000 thereafter, which will be expensed as paid. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000. Solitario has agreed to escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 during the first five years of the lease, with the first year totaling $200,000. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner will retain a2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In addition, during the nine months ended September 30, 2021, Solitario staked additional mineral claims, including some claims included in the area of interest of the GC Claims and claims not related to the GC Claims (the “SRC Claims”), as part of the Golden Crest project. Solitario incurred costs for staking, filing fees, legal and other costs totaling $393,000 capitalized as initial acquisition costs related to the SRC Claims and the GC Claims.

Lik

Teck and Solitario have agreed to an exploration program for 2021 on our jointly-funded Lik project, which includes up to three exploration holes to test the continuity and potential expansion of the current Lik deposit. The total planned exploration is approximately $1.24 million of which Solitario will be responsible for 50% or approximately $622,000. Through September 30, 2021 Solitario has incurred approximately $290,000 in exploration expense at Lik during 2021. Solitario has recorded a current asset of $294,000 for cash advanced to Teck for the 2021 Lik exploration program as of September 30, 2021.

Gold Coin

Solitario recorded a mineral property write-down of $17,000 during the three and nine months ended September 30, 2021 related to the Gold Coin project. Solitario did not record any mineral property write-downs during the three and nine months ended September 30, 2020.

Royalty sale

As part of the Royalty Sale to SilverStream in 2019, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”). The SilverStream Note, as amended, was due on June 30, 2020, accrued 8% per annum simple interest, payable on a quarterly basis, and was convertible into common shares of SilverStream, at the discretion of SilverStream, by providing Solitario a notice of conversion. During the nine months ended September 30, 2020 Solitario recorded interest income of $7,000 from the SilverStream Note.

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

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Geologic and field expenses	$413	$91	$751	$204
Administrative	29	21	75	65
Total exploration costs	$442	$112	$826	$269

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

3. Marketable Equity Securities

Solitario’s investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statements of operations. During the three months ended September 30, 2021, Solitario recorded an unrealized gain on marketable equity securities of $50,000. During the nine months ended September 30, 2021, Solitario recorded an unrealized loss on marketable equity securities of $220,000. During the three and nine months ended September 30, 2020, Solitario recorded an unrealized gain on marketable equity securities of $333,000 and $584,000, respectively.

At September 30, 2021 and December 31, 2020 Solitario owns the following marketable equity securities:

	September 30, 2021		December 31, 2020
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$536	100,000	$734
Vendetta Mining Corp.	10,040,000	357	11,550,000	544
Vox Royalty Corp.	134,055	333	137,255	323
TNR Gold Corp.	-	-	430,000	19
Total		$1,226		$1,620

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2021	December 31, 2020
Marketable equity securities at cost	$1,925	$2,099
Cumulative unrealized loss on marketable equity securities	(699)	(479)
Marketable equity securities at fair value	$1,226	$1,620

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of marketable equity securities sold	$105	$22	$174	$73
Realized (loss) gain on marketable equity securities sold	(89)	25	(70)	50
Proceeds from the sale of marketable equity securities sold	(16)	(47)	(104)	(123)
Net (loss) gain on marketable equity securities	(39)	358	(290)	634
Additions to marketable equity securities	-	-	-	294
Change in marketable equity securities at fair value	$(55)	$311	$(394)	$805

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Unrealized (loss) gain on marketable securities	$50	$333	$(220)	$584
Realized (loss) gain on marketable equity securities sold	(89)	25	(70)	50
Net (loss) gain on marketable securities	$(39)	$358	$(290)	$634

During the nine months ended September 30, 2021, Solitario sold (i) 430,000 shares of TNR Gold Corp. common stock for proceeds of $26,000 and recorded a gain on sale of $19,000; (ii) 1,510,000 shares of Vendetta Mining Corp. (“Vendetta) common stock for proceeds of $69,000 and recorded a loss on sale of $91,000; and (iii) 3,200 shares of Vox for proceeds of $9,000 and recorded a gain on sale of $2,000.

Solitario sold 2,900,000 shares of Vendetta common stock during the nine months ended September 30, 2020 for proceeds of $123,000 and recorded a gain on sale of $50,000 on the date of sale.

On May 19, 2020, Solitario received 137,255 shares of Vox upon conversion of the SilverStream Note, discussed above, valued at $294,000.

4. Leases

Solitario accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. Solitario has no other material operating lease costs. During the nine months ended September 30, 2021, Solitario entered into a new lease for the same facility (both the prior lease and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $99,000. The WR Lease is classified as an operating lease and has a term of 25 months at September 30, 2021, with no renewal option. At September 30, 2021 and December 31, 2020, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three and nine months ended September 30, 2021, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2020, Solitario recognized $9,000 and $29,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2021, cash lease payments of $11,000 and $28,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2020, cash lease payments of $10,000 and $31,000, respectively, were made on the WR Lease. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at September 30, 2021:

Future lease payments (in thousands)

2021	11
2022	39
2023	36
Total lease payments	86
Less amount of payments representing interest	(4)
Present value of lease payments	$82

Supplemental cash flow information related to our operating lease was as follows for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from the WR Lease payments	$10	$10	$27	$31
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$-	$-	$99	$-

5 Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31,
	2021	2020
Furniture and fixtures, net of accumulated depreciation	$68	$34
Lik project equipment, net of accumulated depreciation	15	30
Office lease asset	80	7
Vendetta warrants	7	49
Exploration bonds and other assets	4	4
Total other	$174	$124

6. Derivative Instruments

Vendetta Warrants

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000. Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”). Each Vendetta Warrant entitles the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, determined by (i) the fair value of the Vendetta common shares received based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model. During the three and nine months ended September 30, 2021, Solitario charged loss on derivative instruments of $2,000 and $42,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model. During the three and nine months ended September 30, 2020, Solitario recorded a gain on derivative instruments of $36,000 and $49,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During the nine months ended September 30, 2021, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $8,000 and recorded a gain on derivative instruments related to those covered calls of $1,000 and $8,000, respectively, during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020 Solitario recorded a loss on derivative instruments related to its Kinross calls of $106,000 and $139,000, respectively.

7. PPP Loan

On April 20, 2020, Solitario received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund Company payroll, rent and utilities obligations. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. The Paycheck Protection Program provided that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Small Business Administration retains the right to review the eligibility requirements of Solitario for PPP Loans. During the nine months ended September 30, 2021, the remaining balance of the PPP Loan of $10,000 was forgiven and Solitario recorded $10,000 of other income related to the forgiveness of the PPP Loan. Solitario has no remaining balance due for the PPP Loan as of September 30, 2021.

8. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement. During the three months ended September 30, 2021, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3,884	$-	$-	$3,884
Marketable equity securities	$1,226	$-	$-	$1,226
Vendetta Warrants	$-	$7	$-	$7

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

At both September 30, 2021 and December 31, 2020, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2021 and 2020, Solitario recorded no deferred tax expense.

10. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of September 30, 2021 of $86,000 through October of 2023.

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

As of September 30, 2021, and December 31, 2020, there were options outstanding that are exercisable to acquire 5,513,000 and 5,558,000 shares, respectively, of Solitario common stock, with exercise prices between $0.20 and $0.77 per share. All of the options have a five-year term from the date of grant, and vest 25% on the date of grant and 25% on each of the next three anniversary dates. Solitario amortizes grant date fair value on a straight-line basis over the vesting period. During the nine months ended September 30, 2021, Solitario granted 140,000 options with an average exercise price of $0.68 per share, each having a five-year term and a grant date fair value total of $58,000 based upon a Black-Scholes model, with a 76% volatility and a 0.9% risk-free interest rate. During the nine months ended September 30, 2020, Solitario granted 1,325,000 options each with an exercise price of $0.20 per share, a five-year term and a grant date fair value of $145,000 based upon a Black-Scholes model, with a 66% volatility and a 0.4% risk-free interest rate. During the nine months ended September 30, 2021, options for 185,000 shares were exercised with an average exercise price of $0.45 per share, respectively, for proceeds of $83,000. There were no exercises of options under the 2013 Plan during the three months ended September 30, 2021. There were no exercises of options under the 2013 Plan during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, Solitario recorded stock option compensation expense of $32,000 and $104,000, respectively. During the three and nine months ended September 30, 2020, Solitario recorded stock option compensation expense of $72,000 and $287,000, respectively. At September 30, 2021, the total unrecognized stock option compensation cost related to non-vested options was $100,000 and is expected to be recognized over a weighted average period of 22 months.

12. Shareholders’ Equity

Shareholders’ Equity for the three months ended September 30, 2021:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	58,443,766	584	$70,699	$(48,789)	$22,494
Stock option expense	-	-	32	-	32
Issuance of shares – ATM, net	190,000	2	102	-	104
Net loss	-	-	-	(701)	(701)
Balance at September 30, 2021	58,633,766	$586	$70,833	$(49,490)	$21,929

Shareholders’ Equity for the three months ended September 30, 2020:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	58,111,966	581	$70,415	$(47,006)	$23,990
Stock option expense	-	-	72	-	72
Purchase of shares for cancellation	(3,600)	-	(1)	-	(1)
Net loss	-	-	-	(53)	(53)
Balance at September 30, 2020	58,108,366	$581	$70,486	$(47,059)	$24,008

Shareholders’ Equity for the nine months ended September 30, 2021:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	58,108,366	581	$70,514	$(47,593)	$23,502
Stock option expense	-	-	104	-	104
Issuance of shares – ATM, net	340,400	3	134	-	137
Issuance of shares - option exercises	185,000	2	81	-	83
Net loss	-	-	-	(1,897)	(1,897)
Balance at September 30, 2021	58,633,766	$586	$70,833	$(49,490)	$21,929

Shareholders’ Equity for the nine months ended September 30, 2020:

(in thousands, except
Share amounts)	Common	Common	Additional			Total
	Shares	Shares	Paid-in		Accumulated	Shareholders’
	Shares	Amount	Capital		Deficit	Equity
Balance at December 31, 2019	58,133,066	581	$70,204		$(46,654)	$24,131
Stock option expense	-	-	287		-	287
Purchase of shares for cancellation	(24,700)	-		(5)	-	(5)
Net loss	-	-	-		(405)	(405)
Balance at September 30, 2020	58,108,366	$581	$70,486		$(47,059)	$24,008

At the Market Offering Agreement

On February 2, 2021, Solitario entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million (the “ATM Program”). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the nine months ended September 30, 2021, Solitario recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

During the three and nine months ended September 30, 2021, Solitario sold an aggregate of 190,00 and 340,400 shares of common stock, respectively, under the ATM Program at an average price of $0.55 and $0.82 per share, respectively, for net proceeds of $104,000 and $137,000, respectively, after commissions, sale and one-time expenses, discussed above.

Share Repurchase Program

On October 28, 2015, the Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock. During 2020, the Board of Directors extended the expiration date of the share repurchase program through December 31, 2021. Solitario did not purchase any shares under the share repurchase plan during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, Solitario purchased 3,600 and 24,700 shares of Solitario common stock, respectively, for an aggregate purchase price of $1,000 and $5,000, respectively. As of September 30, 2021, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2020 and 2019, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2020. Solitario’s financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At September 30, 2021, we consider our carried interest in the Florida Canyon project in Peru, our interest in the Lik project in Alaska, and our Golden Crest project in South Dakota to be our core mineral property assets. We are conducting exploration activities in Peru and the United States both on our own and through joint ventures operated by our partners in Peru and the United States. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of September 30, 2021, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, (ii) fund costs and activities intended to further the exploration at our Florida Canyon project, (iii) fund costs and activities intended to further our Golden Crest project; (iv) conduct reconnaissance exploration and (v) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of September 30, 2021, we do not expect the effects of the COVID-19 pandemic to have a material effect on Solitario’s planned activities related to the exploration of its Lik, Florida Canyon or Golden Crest projects. However, we continue to monitor planned activities for the remainder of 2021 at our Florida Canyon, Lik and Golden Crest projects. The extent to which the COVID-19 pandemic impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

(b) Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

We had a net loss of $701,000 or $0.01 per basic and diluted share for the three months ended September 30, 2021 compared to a net loss of $53,000 or $0.00 per basic and diluted share for the three months ended September 30, 2020. As explained in more detail below, the primary reasons for the increase in our net loss for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were (i) an increase in exploration expense to $442,000 in the three months ended September 30, 2021 compared to exploration expense of $112,000 during the three months ended September 30, 2020; (ii); the recording of a $17,000 property abandonment and impairment of our Gold Coin project in Arizona during the three months ended September 30, 2021, with no similar item during the three months ended September 30, 2020; (iii) a decrease in the unrealized gain on marketable equity securities to $50,000 during the three months ended September 30, 2021 compared to an unrealized gain on marketable equity securities of $333,000 during the three months ended September 30, 2020; (iv) the recording of a loss on the sale of marketable equity securities of $89,000 during the three months ended September 30, 2021, compared to a gain on the sale of marketable equity securities of $25,000 during the three months ended September 30, 2020. Partially offsetting the above items were (i) a decrease in general and administrative expense to $207,000 in the three months ended September 30, 2021 compared to general and administrative expense of $226,000 during the three months ended September 30, 2020; (ii) an increase in interest income to $13,000 during the three months ended September 30, 2021 compared to interest income of $3,000 during the three months ended September 30, 2020; and (iii) a reduction in the loss on derivative instruments to $1,000 during the three months ended September 30, 2021 compared to a loss on derivative instruments of $70,000 during the three months ended September 30, 2020. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $442,000 during the three months ended September 30, 2021 compared to exploration expense of $112,000 during the three months ended September 30, 2020 as a result of (i) our exploration efforts at the Golden Crest project which resulted in $94,000 of direct exploration expenditures during the three months ended September 30, 2021 with no similar expense in the three months ended September 30, 2020; (ii) exploration costs of $207,000 at our Lik project in Alaska during the three months ended September 30, 2021 incurred by our joint venture partner Teck compared to exploration expenditures of $27,000 during the three months ended September 30, 2020; and (iii) an increase in our reconnaissance exploration activities primarily related to the evaluation of mineral properties and / or entities for potential acquisition or other strategic transactions to $126,000 during the three months ended September 30, 2021 compared to $81,000 during the three months ended September 30, 2020. These increases in exploration expenditures were partially offset by expenditures of $4,000 at our Florida Canyon project during the three months ended September 30, 2020, with no similar expenditure during the three months ended September 30, 2021. During the three months ended September 30, 2021 we had three contract geologists working at our Golden Crest project, and our Denver personnel spent a portion of their time on reconnaissance exploration activities described above and related matters. We have budgeted approximately $1,642,000 for the full-year exploration expenditure for 2021, which includes approximately $622,000 for Solitario’s share of a joint exploration/drilling program with Teck at the Lik project, with the bulk of those expenditures planned for the third and fourth quarters of 2021. However, due to personnel, weather and permitting delays, we have agreed to postpone the drilling program portion of the 2021 Lik budget, and as a result expect our full-year expenditures for the Lik project to be less than the full project budget amount of $1.2 million. Based upon favorable results from our early exploration activities at Golden Crest, we anticipate we will spend additional funds at the Golden Crest project during the remainder of 2021, compared to the original budget. We expect our full-year exploration expenditures for 2021 to be above the exploration expenditures for full-year 2020.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2021	2020	2021	2020
Florida Canyon	$-	$4	$64	$10
Lik	207	27	290	(11)
Golden Crest	94	-	207	-
Gold Coin	15	-	24	-
Reconnaissance	126	81	241	270
Total exploration expense	$442	$112	$826	$269

General and administrative costs, excluding stock option compensation costs, discussed below, were $175,000 during the three months ended September 30, 2021 compared to $153,000 during the three months ended September 30, 2020. The major components of our general and administrative costs were (i) salaries and benefit expense of $67,000 during the three months ended September 30, 2021 compared to salary and benefit costs of $74,000 during the three months ended September 30, 2020; (ii) legal and accounting expenditures of $49,000 in the three months ended September 30, 2021 compared to $26,000 in the three months ended September 30, 2020; (iii) office rent and expenses of $30,000 during the three months ended September 30, 2021, compared to $27,000 during the three months ended September 30, 2020; and (iv) travel and shareholder relation costs of $29,000 during the three months ended September 30, 2021 compared to $26,000 during the three months ended September 30, 2020. We anticipate the full-year general and administrative costs will be higher for 2021 compared to 2020.

We recorded $32,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2021 compared to $72,000 of stock option compensation expense during the three months ended September 30, 2020. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended September 30, 2021 and 2020. The primary reason for the decrease in 2021 was the full vesting certain options during 2020, which reduced the amortization of grant date fair value expense during the three months ended September 30, 2021 compared to the same period of 2020. See Note 11, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized gain on marketable equity securities of $50,000 during the three months ended September 30, 2021 compared to an unrealized gain on marketable equity securities of $333,000 during the three months ended September 30, 2020. The non-cash unrealized gain during the three months ended September 30, 2021 was smaller than the gain in the three months ended September 30, 2020 primarily due to (i) a decrease in the value of our holdings of 100,000 shares of Kinross common stock, which decreased to a fair value of $536,000 at September 30, 2021 from a fair value of $635,000 at June 30, 2021 or an unrealized loss of $99,000 based on quoted market prices; and (ii) a decrease in the value of 10,040,000 shares of Vendetta common stock, which decreased to a fair value of $357,000 at September 30, 2021 from a fair value of $365,000 at June 30, 2021 or an unrealized loss of $7,000, based on quoted market prices; both of which offset (iii) an increase in the fair value of 134,055 shares of Vox Royalty stock to $333,000 at September 30, 2021 from a fair value of $263,000 at June 30, 2021, or an unrealized gain of $70,000; and the recognition of $88,000 of unrealized gain on previously recorded unrealized loss on marketable equity securities from 500,000 shares of Vendetta sold during the three months ended September 30, 2021. The gain during the three months ended September 30, 2020 was primarily related to (i) an increase in the value of our holdings of 100,000 shares of Kinross common stock, which increased to a fair value of $882,000 at September 30, 2020 from a fair value of $722,000 at June 30, 2020 or an increase of $160,000 based on quoted market prices; (ii) an increase in the value of our 11,550,000 shares of Vendetta common stock of $224,000, based on quoted market prices, which increased from a fair value of $424,000 at June 30, 2020 to a fair value of $648,000 at September 30, 2020, (iii) a decrease in the value of our holdings of Vox Royalty common shares of $40,000 to $303,000 at September 30, 2020 from a fair value of $343,000 at June 30, 2020 based on quoted market prices and, (iv) we held other marketable equity securities with a fair value of $11,000 at September 30, 2020. In addition, we recorded an $11,000 unrealized loss on the Vendetta shares we sold during the three months ended September 30, 2020

During the three months ended September 30, 2021, we sold 500,000 shares of our holdings of Vendetta common stock for proceeds of $17,000 and recorded a loss on sale of marketable equity securities of $89,000 compared to the sale of 900,000 shares of Vendetta common stock during the three months ended September 30, 2020 for proceeds of $47,000 and recorded a gain on sale of $25,000. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

During the three months ended September 30, 2021, we recorded a non-cash loss on derivative instruments of $1,000, related to a $2,000 reduction in the value of our holdings of Vendetta Warrants which were recorded at a fair value of $7,000 at September 30, 2021, based upon a Black-Scholes model, compared to a fair value of $9,000 at June 30, 2021, which was partially offset by a gain on derivative instruments of $1,000 during the three months ended September 30, 2021 related to certain Kinross covered calls. During the three months ended September 30, 2020, we recorded a non-cash loss on derivative instruments of $70,000 primarily related to a $106,000 loss on certain Kinross covered calls, partially offset by a gain of $36,000 in the value of our holdings of Vendetta Warrants. See Note 6, “Derivative instruments” to the condensed consolidated financial statements for a discussion of changes to the value of our derivative instruments.

We recorded interest and dividend income of $13,000 during the three months ended September 30, 2021 compared to interest income of $3,000 during the three months ended September 30, 2020. The increase was primarily from the receipt of $9,000 in dividends on our investment in Kinross during the three months ended September 30, 2021, with no similar amount during the three months ended September 30, 2020. In addition we had a decrease in the interest earned on our short-term investments in USTS as a result of a decrease in the total amount of outstanding short-term investments during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was partially offset by slightly higher average interest rates on our existing short-term investments during the three months ended September 30, 2021 compared to the average interest rates received during the three months ended September 30, 2020.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended September 30, 2021 we recorded a mineral property abandonment of our Gold Coin project in Arizona of $17,000 with no similar abandonment or impairment during the three months ended September 30, 2020.

We recorded no income tax expense or benefit during the three months ended September 30, 2021 or 2020 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2021. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

We had a net loss of $1,897,000 or $0.03 per basic and diluted share for the nine months ended September 30, 2021 compared to a net loss of $405,000 or $0.01 per basic and diluted share for the nine months ended September 30, 2020. As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $826,000 during the nine months ended September 30, 2021 compared to exploration expense of $269,000 during the nine months ended September 30, 2020; (ii) an unrealized loss on marketable equity securities of $220,000 during the nine months ended September 30, 2021 compared to an unrealized gain on marketable equity securities of $584,000 during the nine months ended September 30, 2020; (iii) a decrease in other income to $10,000 from the forgiveness of our PPP loan during the nine months ended September 30, 2021 compared to other income of $44,000 from the conversion of the SilverStream Note, discussed above, during the nine months ended September 30, 2020; (iv) a decrease in interest income to $23,000 during the nine months ended September 30, 2021 compared to interest income of $111,000 during the nine months ended September 30, 2020; (v) the recognition of a realized loss of $70,000 from the sale of marketable equity securities during the nine months ended September 30, 2021 compared with a realized gain of $50,000 during the nine months ended September 30, 2020; and (vi) a property abandonment charge of $17,000 during the nine months ended September 30, 2021 with no similar item during the nine months ended September 30, 2020. These causes of the increase in our net loss during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were partially offset by (i) a reduction in general and administrative costs to $743,000 during the nine months ended September 30, 2021 compared to general and administrative costs of $816,000 during the nine months ended September 30, 2020 and (ii) a reduction in the loss on derivative instruments to $34,000 during the nine months ended September 30, 2021 compared to a loss on derivative instruments of $90,000 during the nine months ended September 30, 2020. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $826,000 during the nine months ended September 30, 2021 compared to $269,000 during the nine months ended September 30, 2020. The primary reasons for the increase were(i) the exploration activity at our Golden Crest project of $207,000 and our Gold Coin project in Arizona of $24,000 during the nine months ended September 30, 2021 with no similar expenditures during the nine months ended September 30, 2020; (ii) exploration expenditures at our Lik project in Alaska of $290,000 during the nine months ended September 30, 2021, where our joint venture partner, Teck, began work on a planned $1.24 million exploration program for 2021, compared to a net credit of $11,000 at Lik from an over billing by Teck during 2019, that was corrected during the nine months ended September 30, 2020; and (iii) exploration expenditures of $64,000 at our Florida Canyon project during the nine months ended September 30, 2021, related to an analysis of the Florida Canyon deposit for future drilling or expansion, compared to expenditures of $10,000 during the nine months ended September 30, 2020. These increases in exploration expense were partially offset by a reduction in our reconnaissance exploration activity to $241,000 during the nine months ended September 30, 2021 compared to $270,000 during the nine months ended September 30, 2020 as a result of shifting our exploration focus to the Golden Crest project from reconnaissance exploration.

General and administrative costs, excluding stock option compensation costs discussed below, were $639,000 during the nine months ended September 30, 2021 compared to $529,000 during the nine months ended September 30, 2020. The major components of the costs were (i) salary and benefit expense during the nine months ended September 30, 2021 of $203,000 compared to salary and benefit expense of $218,000 during the nine months ended September 30, 2020, with these decreases as a result of personnel and salary reductions; (ii) legal and accounting expenditures of $151,000 during the nine months ended September 30, 2021, compared to $50,000 during the nine months ended September 30, 2020; (iii) office and other costs of $76,000 during the nine months ended September 30, 2021 compared to $87,000 during the nine months ended September 30, 2020; and (iv) travel and shareholder relation costs of $209,000 during the nine months ended September 30, 2021 compared to $174,000 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021 and 2020, Solitario recorded $104,000 and $287,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The decrease during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to the grant date stock option expense for 1,325,000 options granted on April 2, 2020, compared to the grant date stock option expense for 140,000 options granted during the nine months ended September 30, 2021. In addition, certain previously granted options became fully vested during 2020 which reduced the stock option amortization expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

We recorded an unrealized loss on marketable equity securities of $220,000 during the nine months ended September 30, 2021 compared to an unrealized gain on marketable equity securities of $584,000 during the nine months ended September 30, 2020. The non-cash unrealized loss during the nine months ended September 30, 2021 was primarily related to (i) a decrease in the value of our holdings of 10,040,000 shares of Vendetta common stock which decreased in fair value to $357,000 at September 30, 2021 compared to a fair value of $479,000 at December 31, 2020, based on quoted market prices; and (ii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to a fair value of $536,000 compared to a fair value of $734,000 at December 31, 2020, based on quoted market prices. The non-cash unrealized gain during the nine months ended September 30, 2020 was primarily related to (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock which increased to a fair value of $882,000 at September 30, 2020 compared to a fair value of $474,000 at December 31, 2019 based on quoted market prices; and (ii) an increase in the fair value of our holdings of 11,550,000 shares of Vendetta common stock, which increased from a fair value of $446,000 at December 31, 2019 to a fair value of $648,000 at September 30, 2020, based on quoted market prices. We may reduce our holdings of marketable equity securities depending on cash needs and market conditions, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2021.

During the nine months ended September 30, 2021, we sold (i) 1,510,000 shares of Vendetta common stock for proceeds of $69,000 and recorded a loss on sale of $91,000; (ii) 430,000 shares of TNR Gold Corp. common stock for proceeds of $26,000 and recorded a gain on sale of $19,000; and (iii) 3,200 shares of Vox common stock for proceeds of $9,000 and recorded a gain on sale of $2,000. During the nine months ended September 30, 2020, we sold 2,900,000 shares of our holdings of Vendetta common stock for proceeds of $123,000 and recorded a gain on sale of marketable equity securities of $50,000. After the completion of the sale of the Vendetta shares during the nine months ended September 30, 2021, we hold 10,040,000 shares of Vendetta common stock at September 30, 2021. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of Vendetta common stock.

Our interest income on short-term investments decreased to $23,000 during the nine months ended September 30, 2021 compared to interest income of $111,000 during the nine months ended September 30, 2020 primarily as a result of (i) the effects of reduced interest rates, which increased the quoted market price of our outstanding USTS holdings during the nine months ended September 30, 2020, with the increase in value recorded as interest income, with the opposite effect in 2021, as slightly rising interest rates reduced the quoted price of our USTS during the nine months ended September 30 2021; and (ii) our lower balance of holdings of short-term investments reducing the interest earned during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020; We anticipate as we utilize our short-term investments to provide funds for exploration and general and administrative expenses that our interest income will be reduced during the remainder of 2021 compared to 2020.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2021, we have $4,438,000 in cash and short-term investments. As of September 30, 2021, we have $3,283,000 of our current assets in USTS with maturities of 2 to 12 months. In addition, we have $601,000 of current assets in three CDs with face values between $100,000 and $250,000 and maturities between 15 days to seven months. The USTS and CDs are recorded at their fair value based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2021. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2021 we own 10,040,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock and 134,055 shares of Vox common stock. At September 30, 2021, the Vendetta shares are recorded at their fair market value of $357,000, the Kinross shares are recorded at their fair value of $536,000; and the Vox shares are recorded at their fair value of $333,000. During the nine months ended September 30, 2021 we sold 1,510,000 shares of Vendetta common stock, 430,000 shares of TNR Gold Corp. common stock and 3,200 shares of Vox common stock, as discussed above. See Note 3 “Marketable Equity Securities” in the condensed consolidated financial statements. We anticipate we may sell some additional holdings of our marketable equity securities during the remainder of 2021 depending on cash needs and market conditions.

Working Capital

We had working capital of $5,797,000 at September 30, 2021 compared to working capital of $7,875,000 as of December 31, 2020. Our working capital at September 30, 2021 consists primarily of our cash and cash equivalents, our investment in USTS and CDs, discussed above, our investment in marketable equity securities of $1,226,000, and other current assets of $384,000, less our accounts payable of $215,000 and other current liabilities of $36,000. As of September 30, 2021, our cash balances along with proceeds we may receive from sales of our common stock under our ATM Program and our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of September 30, 2021, and December 31, 2020 there were options outstanding to acquire 5,513,000 and 5,558,000 shares, respectively, of Solitario common stock. The outstanding options have exercise prices between $0.77 per share and $0.20 per share. During the nine months ended September 30, 2021, options for 185,000 shares were exercised with an average exercise price of $0.45 per share for proceeds of $83,000. There were no exercises of options during the nine months ended September 30, 2020. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2021.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering for aggregate sales proceeds of up to $9.0 million. During the three and nine months ended September 30, 2021, we sold an aggregate of 190,000 and 340,400 shares, respectively, of common stock under the ATM Program at an average price of $0.55 and $0.82 per share, respectively, of common stock for net proceeds after commissions, sale and one-time expenses of $104,000 and $137,000, respectively. During the nine months ended September 30, 2021, Solitario recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock. During 2020, our Board of Directors extended the term of the share repurchase program until December 31, 2021. All shares purchased to date have been cancelled and reduced the number of shares of outstanding common stock. The amount and timing of any shares purchased has been determined by our management and the purchases were effected in the open market or in privately negotiated transactions based upon market conditions and other factors, including price, regulatory requirements and capital availability and in compliance with applicable state and federal securities laws. The repurchase program does not require the purchase of any minimum number of shares of common stock by the Company, and may be suspended, modified or discontinued at any time without prior notice. No purchases have been made outside of the United States, including on the TSX. Payments for shares of common stock repurchased under the program have been funded using the Company’s working capital. As of September 30, 2021, we have purchased a total of 990,400 shares for an aggregate purchase price of $466,000 under the share repurchase program since its inception and these shares are no longer included in our issued and outstanding shares. We did not purchase any shares under the share repurchase plan during the nine months ended September 30, 2021. Subject to any legal restrictions and our available financial resources, we may purchase a limited number of shares under the share repurchase plan during the remainder of 2021 as determined by management.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2021 increased to $1,723,000 compared to $716,000 of net cash used in operations for the nine months ended September 30, 2020 primarily as a result of (i) an increase in exploration expense to $826,000 during the nine months ended September 30, 2021 compared to exploration expense of $269,000 during the nine months ended September 30, 2020; (ii) a decrease in interest income during the nine months ended September 30, 2021 to $23,000 compared to interest income of $111,000 during the nine months ended September 30, 2020; (iii) an increase in non-stock option general and administrative expense to $639,000 during the nine months ended September 30, 2021 compared to $529,000 during the nine months ended September 30, 2020, discussed above; and (iv) an increase in prepaid expenses of $281,000 during the nine months ended September 30, 2021 compared to reduction in prepaid expenses of $60,000 during the nine months ended September 30, 2020. The increase in prepaid expenses during the nine months ended September 30, 2021 was primarily related to the remaining balance of an advance on exploration expenses paid to Teck at our Lik project, which totaled $294,000 at September 30, 2021. Partially offsetting these increases in the use of cash were a decrease of $30,000 in accounts payable and other liabilities during the nine months ended September 30, 2021 compared to a decrease in accounts payable and other liabilities of $118,000 during the nine months ended September 30, 2020. Based upon projected expenditures in our 2021 budget, we anticipate continued use of funds from operations through the remainder of 2021, primarily for exploration related to our Lik and Golden Crest projects and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the nine months ended September 30, 2021, we provided $1,452,000 in cash from investing activities compared to $490,000 of cash provided from investing activities during the nine months ended September 30, 2020. The primary sources of the cash provided related to the net proceeds from short-term investment sales and purchases of $1,837,000 and $488,000, respectively, during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 we acquired the Golden Crest project, discussed above in Note 2, “Mineral Property” for $518,000, of which $60,000 were accrued costs in accounts payable at September 30, 2021. We sold certain covered calls during the nine months ended September 30, 2021 for proceeds of $8,000 compared to the nine months ended September 30, 2020 when we had net repurchases of covered calls, for a use of cash of $121,000. We acquired other assets of $39,000 during the nine months ended September 30, 2021, with no similar items in the nine months ended September 30, 2020. In addition, during the nine months ended September 30, 2021 and 2020 we sold marketable equity securities for proceeds of $104,000 and $123,000, respectively, as discussed above in Note 3, “Marketable Equity Securities.” We may sell additional marketable equity securities during the remainder of 2021, as discussed above. However, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2021. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and any potential mineral property acquisitions during the remainder of 2021. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2021, discussed above under “Business Overview and Summary,” could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the nine months ended September 30, 2021, we recorded net proceeds of $137,000 from the issuance of common stock pursuant to the ATM Program, discussed above in Note 11, “Shareholders’ Equity.” During the nine months ended September 30, 2021, we received $83,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 11, “Employee Stock Compensation Plans,” with no comparable amount during the nine months ended September 30, 2020. During the nine months ended September 30, 2020 we received $70,000 from the PPP Loan and we used $5,000 for the purchase of our common stock, with no comparable amounts during the nine months ended September 30, 2021, as discussed above under “Share Repurchase Program” in “Liquidity and Capital Resources.”

(e) Off-balance sheet arrangements

As of September 30, 2021, and December 31, 2020 we had no off-balance sheet obligations.

(f) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2021. As of September 30, 2021, other than our obligations under the Golden Crest agreement, discussed above in Note 2 to the condensed consolidated financial statements, there have been no changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(g) Discontinued Projects

We recorded a mineral property write-down of $17,000 during the three and nine months ended September 30, 2021 related to our Gold Coin project. We did not record any mineral property write-downs during the three and nine months ended September 30, 2020.

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

(i) Related Party Transactions

As of September 30, 2021, and for the three and nine months ended September 30, 2021, we have no related party transactions or balances.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of September 30, 2021, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

SOLITARIO ZINC CORP.

November 9, 2021	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements.

104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*

This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 of the Exchange Act.

