Form 10-K
period 2021-12-31
SOLITARIO ZINC CORP.
filed 2022-03-30
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒ NO ☐

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

Large accelerated filer	☐	Non-accelerated Filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐     NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2021 as reported on NYSE American, was approximately $35,379,000.

There were 64,760,123 shares of common stock, $0.01 par value, outstanding on March 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is expected to be filed by April 30, 2022, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Business and Company Formation

Solitario Zinc Corp. (“Solitario” or the “Company”) is an exploration stage company as defined by rules issued by the SEC.  Solitario was incorporated in the State of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown").  In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the "TSX") through its initial public offering.  Solitario has been actively involved in mineral exploration since 1993.  Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage of the project.  At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property.  Solitario has never developed a property.  Solitario’s primary focus is on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties.  In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential or other potential corporate transactions that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including from (i) the sale of certain mineral royalty properties to SilverStream SEZC, a private Cayman Island royalty and streaming company (“SilverStream”) for Cdn$600,000 in January 2019 (the “Royalty Sale”), (ii) the sale of its interest in the royalty on its Yanacocha property in June of 2018 and (iii) joint venture property payments.  Revenues and / or proceeds from the sale or joint venture of properties or assets, although often significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project in Peru, its interest in the Lik project in Alaska and its Golden Crest project in South Dakota to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner at Florida Canyon is continuing the furtherance of the Florida Canyon project and Solitario is monitoring the progress at Florida Canyon.  Solitario is working with its 50% joint venture partner, Teck American Inc., a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to in this Annual Report as “Teck”) at its Lik Project.  Teck completed a limited exploration program at the Lik project during 2021 consisting of mapping, geophysical work, relogging of prior drilling core and environmental evaluation.  Solitario is conducting mineral exploration on its Golden Crest project on its own.

As of December 31, 2021, Solitario anticipates using its cash and short-term investments, in part, to fund further the development of the Florida Canyon, Lik and Golden Crest projects and to potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets on potentially attractive terms.

Human Capital Management

                As of December 31, 2021 Solitario had five full-time employees and five part-time seasonal employees.  In addition, we use consultants and contractors with specific skills to assist with exploration activities, administration, due diligence, environmental and regulatory compliance, corporate governance, and asset and operations management.

                Our compensation programs are designed to align compensation of our employees with Solitario’s corporate objectives and performance and are designed to provide incentives to attract, retain and motivate our employees and contractors to achieve their highest potential over both the short-term and long-term.

                The health and safety of our employees and others is a priority in how we manage and operate our business.  Overall oversite of the operations is the responsibility of Solitario’s Chief Executive Officer and the Board of Directors.  Officers and employees are required to review Solitario’s Code of Business Conduct and Ethics and acknowledge their understanding of the content and intent to comply on a periodic basis.

                Solitario values the diversity and talents of its employees working together to achieve corporate goals and personal and professional goals and objectives.  We seek to cultivate a culture that is sensitive to the importance of diversity and inclusion in the workplace and are committed to continuous improvement in these areas.

Environmental, Social and Governance

Solitario has a long history of committed Environmental, Social and Responsible Governance (“ESG”) of its business. ESG issues are important to Solitario’s investors, employees, and all stakeholders, including communities in which we work.  Solitario is pledged to operate our business in a manner that supports environmental and social initiatives and responsible corporate governance.  We work closely with its employees, government agencies, local communities and other stakeholders in the areas where we operate to include their interests and concerns to arrive at environmentally sound and socially responsible outcomes related to all of our operations.  We believe our joint venture partners not only value the importance of ESG issues in the conduct of their activities on our projects but are also industry leaders on these important issues.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

Solitario’s business could be adversely impacted by the on-going effects of the coronavirus (“COVID-19”) or other epidemics or pandemics.  Solitario has recommended all of its employees and contractors follow government guidelines for health and safety policies for employees and contractors, including encouraging tele-commuting and working from home where possible.  Solitario has evaluated the effects of the COVID-19 pandemic on its operations and projects and since the outbreak of the pandemic has taken pro-active steps to address the impact on its operations, including reducing certain activities, in response to the economic uncertainty associated with potential risks from the COVID-19 pandemic.  Solitario will continue to monitor the effects of the COVID-19 pandemic on its operations, financial condition and liquidity.  In the past, the COVID-19 pandemic has contributed to Solitario’s joint venture partners at its Lik and Florida Canyon projects altering exploration activities.  The extent to which the COVID-19 pandemic ultimately impacts Solitario’s business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of new outbreaks and governmental actions taken to contain or treat the any such outbreak.

Corporate Structure

•	Solitario Zinc Corp. [Colorado]
•	Zazu Metals Corporation. [Canada] (100%)
•	Zazu Metals (AK) Corp. [Alaska] (100%)
•	Lik Project (50%)
•	Minera Chambara, S.A. [Peru] (85%)
•	Chambara Project
•	Minera Solitario Peru, S.A. [Peru] (100%)
•	Minera Bongará, S.A. [Peru] (39%)
•	Florida Canyon Project
•	Minera Soloco, S.A. [Peru] (100%)
•	Golden Crest Project [South Dakota] (100%)

Mineral Exploration Properties

We hold a 50% operating interest in the Lik zinc-lead-silver property in northwest Alaska, which is estimated to contain a large tonnage, high-grade deposit potentially mineable by open-pit methods.  Teck is a 50% partner with Solitario in the Lik deposit, with Teck acting as the project manager from 2018 through 2022.  In late 2021Solitario engaged Gustavson & Associates to complete a S-K 1300 Technical Report Summary on the Lik Project (the “S-K 1300 Lik TRS”).  A Preliminary Economic Assessment (“PEA”) was completed on the Lik deposit in 2014.

Solitario also has a 39% interest in the advanced, high-grade, Florida Canyon zinc project located in northern Peru.  The project has a significant mineral resource and Solitario is fully carried to production by its joint venture partner Nexa, formerly Votorantim Metais Holdings, SA (“Votorantim”) and Compañía Minera Milpo S.A.A. (“Milpo”).  Nexa is one of the largest zinc producers in Peru.  In late 2021Solitario engaged Gustavson & Associates to complete a S-K 1300 Technical Report Summary on the Florida Canyon Project (the “S-K 1300 Florida Canyon TRS”).Solitario and Nexa completed a PEA on the Florida Canyon deposit in August 2017.  Except for the 2018-2019 drilling program for which Solitario voluntarily funded $1,580,000 of the 39-hole 17,033-meter drilling program, Nexa has funded 100% of project expenditures since the inception of the Florida Canyon joint venture in 2006.  Nexa will increase its ownership to a 70% interest in the project from its current ownership of 61%, by continuing to solely fund all project expenditures and committing to place the project into production based upon a positive feasibility study.   After earning 70%, and at the request of Solitario, in the event Nexa makes the decision to develop the Florida Canyon project, Nexa has agreed to finance Solitario's 30% participating interest for any development costs through a loan facility to Solitario.  Solitario would then repay the loan facility through 50% of its net cash flow distributions from the project.

During 2021 Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota.  The GC Claims are part of Solitario’s Golden Crest project.  Terms of the Golden Crest Agreement include scheduled payments by Solitario to the underlying owner of $65,000 (paid upon signing) and an obligation to pay the underlying owner $60,000 at the first anniversary date.  Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments.  In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments that over five years total $340,000 and annual payments of $150,000 thereafter, which will be expensed as paid.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  Solitario has agreed to escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 during the first five years of the lease, with the first year totaling $200,000. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In addition, during 2021, Solitario staked additional mineral claims, including some claims included in the area of interest of the GC Claims and claims not related to the GC Claims (the “SRC Claims”), as part of the Golden Crest project.  Solitario incurred costs for staking, filing fees, legal and other costs totaling $570,000 capitalized as initial acquisition costs related to the SRC Claims and the GC Claims.

At December 31, 2021, Solitario also holds an 85% interest in the Chambara exploration project in Peru. Nexa holds the remaining 15%.

We conduct exploration and property evaluation activities in Peru and the United States in Alaska and South Dakota either on our own using contract geologists, or through joint ventures operated by our partners.

Our exploration activities and those of our joint venture partners are carried out on a property-by-property basis.  These activities may include prospecting, geologic mapping, sampling, geophysics and drilling. When we determine that this work indicates a project may not be economically feasible or contain sufficient geologic or economic potential, we may impair or completely write-off the property.  A significant factor in the success or failure of our activities is the price of commodities.  For example, when the price of zinc or other commodities is down, we may determine that the value of our mineral exploration properties decreases; however, during such down markets it may also become easier and less expensive to locate and acquire new mineral exploration properties.

We have recorded revenue in the past from the sale of mineral properties and assets, joint venture property payments and the sale of a royalties.  Proceeds from the sale or joint venture of properties and royalty sales, although potentially significant when they occur, have not been a consistent source of cash and may only occur in the future, if at all, on an infrequent basis.  Accordingly, while we conduct exploration activities on our projects, we need to maintain and replenish our capital resources.  Historically, we have met our need for capital through (i) the sale of our investments in, and interest on, our short-term Treasury Notes and Bank CDs; (ii) issuances of common stock; (iii) sales of our shares of common stock of Vendetta Mining Corp. (“Vendetta”), Vox Royalty Corp. (“Vox”) and Kinross Gold Corporation (“Kinross”); (iv) sales of covered call options on our common stock of Kinross we hold; (v) the sale of mineral property royalties to SilverStream for $408,000 during 2019, (vi) the sale of our Yanacocha royalty to Newmont Mining Corporation for $502,000 during 2018; (vii) proceeds received from the sale of our interest in our former Mt. Hamilton project in 2015; and (vii) joint venture delay rental payments.   We have reduced our exposure to the costs of our exploration activities through the use of joint ventures.

We operate in one segment: mineral exploration.  We currently conduct exploration activities in Peru, Alaska and South Dakota and evaluate properties for potential acquisition and evaluation of strategic corporate opportunities throughout North and South America.  As of March 28, 2022, we had five full-time employees located in the United States and no full-time employees outside of the United States. We utilize contract managers, geologists, administrators and part-time laborers to execute our Latin American and North American project work and acquisition evaluations.

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

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We are required to conduct our operations in compliance with applicable laws and regulations.  Changes to current local, state or federal laws and regulations in each jurisdiction in which we conduct our exploration activities could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. We have reviewed and considered current federal legislation relating to climate change and do not believe it to currently have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.  During 2021, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2021 and 2020, are total assets of $19,000 and $20,000, respectively, related to Solitario's operations located outside of the United States.

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

The exploration for mineral deposits involves significant financial and other risks over an extended period of time. Few properties that are explored are ultimately developed into producing mines. Major expenditures are required to determine if any of our mineral properties may have the potential to be commercially viable, be salable or joint ventured. From time to time, we may acquire a mineral property asset and later determine to abandon that project for various reasons (as occurred with our Gold Coin project), and as a result costs incurred to acquire the asset, and any costs incurred for initial exploration efforts will be lost. Moreover, significant expense and risks, including drilling and determining the feasibility of a project, are required prior to the establishment of reserves. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will be commercially viable or that we will be able to sell, joint venture or develop our properties. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, costs and efficiency of the recovery methods that can be employed, proximity to infrastructure, commodity prices, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of mineral products and environmental protection.

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

We have no reported mineral reserves as defined by SEC rules, and our current projects and assets or any projects we may acquire are not likely to offer the opportunity for near term revenues or sale proceeds.  If we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

                None of our current projects have reported mineral reserves as those terms are used in SEC rules.  Any mineral reserves on these projects will only come from extensive additional exploration, engineering and evaluation of existing or future mineral properties. The lack of reserves on these mineral properties could prohibit us from any near-term sale or joint venture of our mineral properties and we would not be able to realize any proceeds and or profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.

We have mineral resources reported on our Florida Canyon and Lik projects upon which we do not exercise 100% control.  The potential for reported mineral reserves on these projects is dependent on additional geologic work and economic evaluation which our joint venture partners may or may not conduct, and there can be no assurance that if such activities are performed that these will result in a positive feasibility or other study to allow the mineral resources to be upgraded to mineral reserves as defined by SEC rules, and as a result we may not be able to sell or otherwise realize any profit from our property interests in the Florida Canyon or Lik projects.

                Our Florida Canyon and Lik projects have reported mineral resources in accordance with SEC rules.  However, these resources may never be upgraded to mineral reserves without significant additional geologic work, including additional drilling, economic and environmental analysis, and the completion of a feasibility or other study to demonstrate the mineral potential and economic viability of these projects.  To a significant degree, the completion of this work and a feasibility or other appropriate study is dependent on our joint venture partners desire to do so, over which we have limited influence.  In addition, there is no assurance that if such work and studies are undertaken and completed, that either or both of these projects will be determined to be economically viable.  The lack of reserves on these mineral properties could prohibit us from any near-term sale or joint venture of our mineral properties and we would not be able to realize any proceeds and or profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.

Our Golden Crest project is an early-stage exploration project with no mineral resources or mineral reserves as defined by SEC rules.  There can be no assurance that additional geologic work will result in reported mineral resources or mineral reserves in the future.  If we are unsuccessful in identifying mineral reserves in the future, we may not be able to sell or otherwise realize any profit from our property interests.

                Our Golden Crest project, which was acquired during 2021, has no reported mineral resources or mineral reserves as defined by SEC rules.  We have conducted limited geologic activities at the Golden Crest project consisting primarily of soil and rock sampling.  Additional geologic, environmental, and economic work would be required to allow us to report mineral resources at the Golden Crest project, including drilling and completion of a preliminary economic study.  Furthermore, significant additional work would be required to prepare a feasibility or other study to allow us to report mineral reserves at the Golden Crest project.  There can be no assurance that if such work is completed that the results would allow us to report either mineral resources or mineral reserves in the future.  The lack of mineral resources or mineral reserves at the Golden Crest project could prohibit us from any near-term sale or joint venture of our interest in the Golden Crest project and we may not be able to realize any proceeds and or profit from our interests in the Golden Crest project, which could materially adversely affect our financial position or results of operations.

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

Our mineral properties located in Latin America consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or in conjunction with our joint venture partners, or under lease, option or purchase agreements. Certain of our mineral properties are located in Peru and we have previously held mineral properties and royalties on non-producing exploration properties in Peru, Mexico and Brazil.  Our current exploration activities and mineral properties located outside of the United States are subject to the laws of Peru and any other countries in which we may conduct business. Exploration and potential development activities in other countries we may conduct exploration are potentially subject to political and economic risks, including:

•	cancellation or renegotiation of contracts;
•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);
•	changes in foreign laws or regulations;
•	changes in tax laws;
•	royalty and tax increases or claims by governmental entities, including retroactive claims;
•	expropriation or nationalization of property;
•	currency fluctuations (particularly related to a change in the U.S. dollar compared to local currencies);
•	foreign exchange controls;
•	restrictions on the ability for us to hold U.S. dollars or other foreign currencies in offshore bank accounts;
•	import and export regulations;
•	environmental controls;
•	risks of loss due to community opposition to our activities, civil strife, acts of war, guerrilla activities, insurrection and terrorism; and
•	other risks arising out of foreign sovereignty over the areas in which our exploration activities
•	are conducted.

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

The capital required for exploration and development of mineral properties is substantial. In the past we have financed operations through the sale of interests in mineral properties, including the sales of our common stock, and the sale of our interest in the former Mt. Hamilton project in 2015, the utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property or a subsidiary owning a property in exchange for the expenditure of a specified amount), the sale of other assets including short-term investments, the sale of marketable equity securities we hold, and funds from the issuance of long-term debt.  We likely will need to raise additional capital, or enter into new joint venture arrangements, in order to fund our obligations with respect to our properties and our exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. The inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration or development of our existing mineral properties or any new mineral property assets we may acquire. Without the successful sale or future development of our mineral properties through joint ventures, or on our own, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

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

In connection with the acquisition of our mineral properties, we conduct limited reviews of title and related matters, and obtain certain representations regarding ownership.  These limited reviews and representations do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective.  Consequently, there can be no assurance that we hold good and marketable title to all of our mineral interests.  Additionally, we have to make annual filings with various government agencies on all of our mineral properties.  If we, or our joint venture partners, fail to make such filings, or improperly document such filings, the validity of our title to a mineral property could be lost or challenged.  If any of our mineral interests were challenged, we could incur significant costs in defending such a challenge.  These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse effect on our financial position or results of operations.

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

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our exploration operations, including any exploration drilling programs and other exploration activities, require permits from various state and federal governments, including permits for the use of water and for drilling water wells. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties in any way. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

Due to increased activity levels of non-governmental, native American, aboriginal, and local groups targeting the mining industry, the potential for the government or process instituted by these local groups, to delay the issuance of permits or impose new requirements or conditions upon mining operations may be increased. Any changes in government policies may be costly to comply with and may delay mining operations. Future changes in such laws and regulations, if any, may adversely affect our operations, make them prohibitively expensive, or prohibit them altogether. If our interests are materially adversely affected as a result of a violation of applicable laws, regulations, permitting requirements or a change in applicable law or regulations, it would have a significant negative impact on the value of our company and could have a significant impact on our stock price.

Our business is sensitive to nature and climate conditions.

A number of governments have introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at some or all of our project locations. In addition, the physical risks of climate change may also have an adverse effect on our operations and properties.   Some of the countries in which we own mineral property assets have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions.

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our joint venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

Our business is dependent on the market price of certain commodities, particularly gold and zinc, and currency exchange rates over which we have no control.

Our operations are significantly affected by changes in the market price of commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of the commodities related to any specific project. Because our core assets are currently in zinc and gold related projects, the spot price of zinc and gold is particularly important to the value of our assets and future prospects.  The price of commodities also affects the value of exploration projects we own or may wish to acquire or joint venture. These commodity prices fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Currency exchange rates relative to the United States dollar can affect the cost of doing business in a foreign country in United States dollar terms, which is our functional currency. Consequently, the cost of conducting exploration in the countries where we operate, accounted for in United States dollars, can fluctuate based upon changes in currency exchange rates and may be higher than we anticipate in terms of United States dollars because of a decrease in the relative strength of the United States dollar to currencies of the countries where we operate. We currently do not hedge against currency or commodity fluctuations. The prices of commodities as well as currency exchange rates have fluctuated widely and future significant price declines in commodities or changes in currency exchange rates could have a material adverse effect on our financial position or results of operations.

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

The success of projects held under joint ventures or royalty interests that are not operated by us are substantially dependent on the joint venture partner, over which we have limited or no control.  Our Florida Canyon project and our Lik project are joint ventured with other mining companies that manage the exploration activities on the projects.  We are the minority-interest party at Florida Canyon and a 50% partner at the Lik project.  Although our joint venture agreements provide certain voting rights and other minority-interest safeguards, the majority partner and/or operator not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and other activities.  Consequently, we are highly dependent on the operational expertise and financial condition of our joint venture partners, as well as their corporate priorities.  For instance, even though our joint venture property may be highly prospective for exploration success, or economically viable based on feasibility studies, our partner may decide to not fund the further exploration or development of our project based on their respective financial condition or other corporate priorities.  Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.  Our Lik project requires unanimous consent by the joint venture partners for annual budgets in excess of $1.0 million.  Consequently, exploration of the Lik project could be delayed without the unanimous consent of both parties to certain proposed actions or transactions.

We may look to joint venture with another mining company in the future to explore, develop and/or operate our current or future projects; therefore, in the future, our results may become subject to additional risks associated with development and production of our foreign mining projects.

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

As a Colorado corporation, we are subject to the FCPA and similar worldwide anti-bribery laws, which generally prohibit United States companies and their intermediaries from engaging in bribery or other improper payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with our company, are not subject to U.S. laws and regulations, including the FCPA, and therefore our exploration, and potential future development, production and mine closure activities are subject to the disadvantage of competing against companies from countries that are not subject to these prohibitions.

                In addition, we could be adversely affected by violations of the FCPA and similar anti-bribery laws in other jurisdictions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the countries outside of the United States in which we operate. Certain of our mineral properties are located in countries that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with the FCPA and other anti-bribery laws; however, we cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices or we are found to be liable for FCPA violations, we could suffer severe criminal or civil penalties or other sanctions and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

The market for shares of our common stock has limited liquidity and the market price of our common stock has fluctuated and may decline.

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or the ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE American and the TSX during 2021 was approximately 1,413,000 shares. The market price of our shares of common stock has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in the price of zinc or other commodity prices, negative news on our projects, negative investment sentiment for mining and commodity equities and general economic trends.

We have a history of losses and if we do not operate profitably in the future it could have a material adverse effect on our financial position or results of operations and the trading price of our common stock would likely decline.

We have reported losses in 25 of our 28 years of operations. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only three years in our history; (i) during 2015, as a result of the sale of our former Mt. Hamilton project; (ii) during 2003, as a result of a $5,438,000 gain on a derivative instrument related to our investment in certain Crown warrants and (iii) during 2000, when we sold our former Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues or cash flows from our operations or assets. If we do not operate profitably or identify and execute on outside sources of funding, we may be unable to fund our current or contemplated exploration activities, acquire new assets, or otherwise further our business plan.

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

                We have the authority to issue up to 100,000,000 shares of common stock, 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. In addition, during 2021 we put an ATM program in place and expect to sell shares of our common stock under that program from time to time.  Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval.  Sales of a substantial number of shares by the Company in the public market (or otherwise), or the perception that those sales may occur, could cause the market price of our common stock to decline.

General Risk Factors

The outbreak of pandemics, including the coronavirus (COVID-19) may affect our assets and development plans.

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

Our business still could be adversely impacted by the effects of the COVID-19 or other epidemics or pandemics. In December 2019, a novel strain of COVID-19 emerged in China and has spread globally, including the areas we operate in - the western U.S., Alaska, and Peru.  How COVID-19 may ultimately impact our business, including our future exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity, and any recurrence of various strains of the outbreak and the actions taken to contain or treat the coronavirus outbreak. In particular, the continuing spread of COVID-19 and travel and other restrictions established to curb the spread of COVID-19, could materially and adversely impact our business including without limitation, planned exploration programs at our Florida Canyon, Lik and Golden Crest projects during 2022 and beyond, employee health, workforce productivity, increased insurance premiums, limitations on travel, labor shortages and the availability of industry experts and personnel, the timing to process drill, other metallurgical testing, supply chain constraints that impede exploration operations, and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will not be impacted by COVID-19 or other pandemic diseases and that we could ultimately see our workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks.  In addition, the outbreak of COVID-19 has resulted in a widespread global health crisis that contributed to volatility in the economy and financial markets that could have an adverse effect on the future demand for precious and base metals and, in turn, our prospects.

A significant portion of our liquid assets consist of U.S. Treasuries and cash held in brokerage accounts.  The failure of the financial institutions that issued or hold these financial instruments or our cash could have a material adverse impact on the market price of our common stock and our liquidity and capital resources.

At December 31, 2021, we have invested $4,236,000 in United States Treasury securities (“USTS”) held in a brokerage account, with maturities of between 30 days and 12 months and we have approximately $451,000 of our cash in uninsured deposit accounts and brokerage accounts which are not covered by FDIC insurance.  The failure of a financial institution holding these funds and assets could have a material impact on the market price of our common stock and our liquidity and capital resources.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

 Mineral Reserves and Resources

We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose measured, indicated and inferred resources, each as defined in S-K 1300. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including our Chief Operating Officer, Walter Hunt.  For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Annual Report on Form 10-K.

Golden Crest Project (United States)

1.       Property Description and Location

(map of Golden Project)

The Golden Crest Project is in the northern Black Hills of western South Dakota in Lawrence County. A map of the project location is shown above.  The Golden Crest Project is comprised of 1390 unpatented lode claims, with an associated area of just under 28,000 acres.  Two hundred forty-one of the claims are leased from Golden Crest II, LLC , a Wyoming limited liability company (“GC LLC”) and 27 unpatented claims (“Easter Claims”) are leased from the Easter Project, LLC, a Wyoming limited liability company (“EP LLC”).  All the remaining claims are owned by Solitario and were staked throughout 2021 and early 2022.

Solitario acquired its interest in the GC Claims in May 2021 by entering into the GC Agreement with GC LLC.  Terms of the GC Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date.  To continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over a five-year period that $340,000 and annual payments of $150,000 thereafter.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  Solitario has agreed to escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 during the first five years of the lease, with the first year totaling $200,000. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner will retain a 2.0% Net Smelter Return royalty.  Solitario has the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.  Golden Crest reserves a three-mile area of interest to its original claim position.

In February of 2022, Solitario entered into a lease agreement (the “Easter Agreement”) whereby Solitario acquired exclusive exploration rights to the Easter Claims in the Black Hills region of South Dakota.  The Easter Claims are part of Solitario’s Golden Crest project.  Terms of the Easter Agreement include $10,000 paid upon signing, scheduled annual payments to the underlying owner totaling $180,000 through the tenth anniversary, and $30,000 per year thereafter.  Solitario has agreed to escalating work commitments, at Solitario’s option, on the Easter Claims totaling $660,000 during the first five years of the lease, with the first year totaling $20,000. All other terms of the Easter Agreement are substantially the same as the Golden Crest Agreement, except there is no area of interest.

Federal maintenance fees and county registration due in 2022 will be approximately $264,000 for all Golden Crest claims currently held by Solitario.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

Access to the Golden Crest Project by road is by traveling south of the city of Spearfish, SD along several paved and/or gravel roads. US Highway 14A, and US Highway 85 are near the eastern and southern boundaries of the Golden Crest Project.  Maintained gravel roads extending westward from Highways 14A and 85 as well as numerous unmaintained, numbered secondary USFS roads provide additional ingress to the Golden Crest Project.

The Golden Crest Project is in forested highlands with subdued relief separated by deep steep-sided canyons. Elevations in the immediate area range from approximately 1,500 m to 2000 m. Spearfish Creek, a major stream with a year-round flow, borders the eastern side of the property while most other creeks on the property are dry in the summer months. Vegetation on the property consists of mixed forest composed of deciduous hardwoods and evergreen pines with sporadic meadows and locally dense underbrush.  Stands of timber of commercial value cover the property at higher elevations and are managed by the US Forest Service. Logging activities have been heavy on large portions of the property in the past five to ten years and are ongoing.

Climate in the Golden Crest Project area is temperate, characterized by hot summers, cold winters and pronounced seasonal variation in precipitation and temperatures. Average annual temperature, as measured at the Spearfish weather station, is 55°F with seasonal variation averages highs of 32°F and 80°F in winter and summer respectively. The average amount of annual rainfall is approximately 66 cm along with 104 cm of snowfall (as measured at the Spearfish recording station). Average precipitation is greater at the higher elevations of the property itself. The exploration season is from early April to November.

The closest population center is Spearfish, South Dakota (population 11,500), which represents the largest city in Lawrence County (population: 25,800). Spearfish is located along Interstate Highway 90, linking Rapid City, South Dakota to Gillette, Wyoming. The city supports light industry and tourism as well as hosts a small university, Black Hills State University. The nearest towns to the project area are Lead (population 3,000) and the nearby town of Deadwood (population 1,500), which is county seat of Lawrence County and a major tourism and gaming center for the area. The closest regional airport servicing the area is at Rapid City, situated approximately 80 km southeast along Interstate Highway 90.  All major commercial and industrial services are available in Rapid City. Other mining services are available in Lead due to the legacy of the Homestake Mining Company (“Homestake”) operations and the currently producing Wharf mine operated by Coeur Mining.  Solitario maintains an office in Spearfish, South Dakota.

3.  History

The state of South Dakota ranks third among US states for historic gold production, totaling approximately 51 million ounces produced through 2020, most of which came from the world class Homestake Mine in Lead. The first documented gold discovery in the Black Hills was made by prospectors attached to the Custer Expedition of 1874, who found placer gold in gravel bars along French Creek near the present site of Custer, South Dakota.  The first known permanent lode claims in the Black Hills were located in the spring of 1876 at the head of Gold Run and Deadwood Gulches.  Beginning in the 1890’s, hundreds of mines and mining companies sprang to life in the northern Black Hills, clustered within a relatively small area measuring 20 km long by 16 km wide, and centered around the cities of Lead and Deadwood. Collectively this area, known as the Lead District, is one of the richest gold districts in the world. Gold mining has occurred continuously in the district for 145 years, a record unmatched by any other US gold mining district.

Despite the importance of the Lead Gold District among American mining camps, during the last 140 years very little regional exploration has been conducted on the property which comprises the Golden Crest Project.  Although the Golden Crest Project is adjacent to the Lead Gold District, the lack of regional exploration is apparently due to the widespread cover of the gold bearing Precambrian rocks by younger sedimentary formations. The Golden Crest Project is within several kilometers of district mines with significant historical production, yet only a handful of prospect pits and several old mines and pits occur on the property.  It is also thought that the subdued topography, soil cover and absence of outcrops of the distinctive Precambrian rocks that host the ore in the main Lead District resulted in the project area being largely overlooked for such a long time. There is no prior documented work on the property with the exception of three exploration core holes drilled by Homestake in 1993-1994, a small cluster of small mine workings and a very limited stream sediment survey.

GC LLC staked the 241 GC Claims in 2021.  Solitario acquired these claims in May of 2021.  Prior to Solitario’s acquisition of the GC Claims, GC LLC completed a minimal amount of work comprised mainly of rock sampling throughout the area.  GC LLC discovered gold bearing rocks, mainly along recently disturbed logging roads, in the area where Homestake collected and documented gold anomalies in dry stream sediments.  The Easter Claims property, previously known as the 11th Hour Mine, had a longer history with minor production in the early 1900’s where by 1906 nearly 4000 feet of underground workings had been developed. However, an attempt to mill the mined ore was a technological failure and no further work was known to have been completed after 1909.

4. Geological Setting

Geologically, the Black Hills consists of Archean and Proterozoic crystalline rocks that are overlain by Paleozoic rocks ranging in age from Cambrian to Pennsylvanian.  Precambrian rocks in the Lead window consist primarily of Precambrian metasedimentary rocks and minor extrusive metabasalts and intrusive gabbros.  The Paleozoic sequence of marine sedimentary rocks (mainly carbonates and calcareous sediments) resting on this basement contains five formations, dominated by the Cambro-Ordovician Deadwood Formation at its base and the Mississippian-aged Pahasapa Group (regionally known as the Madison Group) at its top. Thin stratigraphic units including the Ordovician Winnipeg and Whitewood Formations and Devonian Englewood Formation are present. The Deadwood Formation is the most important Paleozoic host for Tertiary replacement gold mineralization. The Mississippian Pahasapa Group contains three recognizable members that correlate to the Lodgepole Limestone, Mission Canyon Limestone and Charles Formation of the regional Madison Group. The Pahasapa Group is overlain in stratigraphic unconformity by the Minnelusa Formation, a package of Pennsylvanian-aged shallow marine and continental red beds and evaporite successions up to 180 m thick. The upper Pahasapa was strongly karsted in the Black Hills prior to deposition of the Minnelusa, producing the world’s largest known paleo-cave systems.

This karsted carbonate package is an important lithologic host for alteration and mineralization across the Golden Crest Project. The thickness of the Paleozoic sedimentary package varies from east to west across the Lead District from less than 240 m thick east of Deadwood to over 365 m thick at Tinton in the west. Tertiary igneous rocks preferentially invade several shale horizons in the Deadwood Formation and have locally inflated the thickness of the Cambro-Ordovician section by up to 300 m. Igneous rocks rarely intrude higher stratigraphic units except for a few pre-mineralization laccolithic stocks and plugs.

The Golden Crest Project area is centered on a broad synform separating the Lead and Tinton domes in the west-central part of the Lead District. Geographically the synform constitutes a broad plateau 40 km long and up to 20 km across with little structural or topographic relief. The surface of the plateau is dominated by Upper Paleozoic rock units, the Mississippian Pahasapa Group and the Pennsylvanian Minnelusa Formation. No Precambrian is exposed on the Golden Crest Project property and only three diamond drill holes have been drilled into these Precambrian rocks.

5. Prior Exploration and Recent Work

The first known mineral exploration work on the property was a limited dry stream sediment survey conducted by Homestake from 1988 to 1993 over a 250 square kilometer area.  The results of this survey pointed to a seven square kilometer area of anomalous gold values that was subsequently staked by the GC LLC and leased by Solitario.  Homestake drilled three deep exploration core holes in 1993-1994 on Solitario’s current property, but not in the area of the anomalous gold values in dry stream sediments.  The objective of these holes was to test for the presence of the Precambrian Homestake Formation that hosts the prolific past-producing 42 million-ounce Homestake gold deposit.  Two of the three holes intersected the Homestake Formation.  To Solitario’s knowledge, these two holes represent the only area outside of the Lead Precambrian window where Homestake Formation has been documented.

From approximately 2017 to 2020, GC LLC conducted surface exploration consisting of collecting 251 rock float samples mainly exposed in and near recently constructed logging roads. Of these, 103 samples contained gold values greater than 20 parts per billion (“ppb”) gold, with 12 samples containing greater than 1,000 ppb gold.  Many of the collected rock samples were siliceous hydrothermal breccias (jasperoids) that occurred as narrow veinlets cutting the limestone formation at surface.

In March 2021 Solitario started exploration activities in the area.  Exploration largely consisted of widespread sampling of suspected mineralized and hydrothermally altered rock float, primarily from the Pahasapa and Minnelusa Formations and systematic soil sampling on a grid.  Outcrop or subcrop is rare so rock sampling is often limited to float which is resistant to weathering.  The topography of most of the property is flat to very gently rolling so the lateral transport of the surficial rocks is minimal.

Apart from the float rock which is highly resistant to weathering, the inference of the subcropping geology is limited to areas where the topography is less flat and those areas where road cuts or road beds expose “C” horizon soils. The inability to observe outcrop limits the ability to detect and interpret the geometry and thickness of zones of alteration, so a soil sampling program was initiated property-wide to assist in the identification of new target areas for mapping and more detailed rock sampling.  Soils are screened and analyzed in-house by x-ray fluorescence to characterize trace element geochemistry. This method of geochemical exploration has been helpful in focusing mapping and sampling of float.  Geochemically anomalous float has defined fourteen target zones.  In total, 972 select reconnaissance grab samples of rock and 5,575 soil samples (B-horizon) were collected and analyzed.

6. Mineralization

The Black Hills are unique for the remarkable spatial superposition of several genetic styles of gold mineralization formed over >2 billion years of geologic history. In excess of 85 million ounces of gold (recorded past production + unmined resources reported from published sources believed to be accurate, but not verified) are contained within five distinct styles of gold deposits in roughly a 300 square kilometer area. This is thought to represent the greatest endowment per square kilometer of any gold district in the United States. The repeated formation of large gold deposits over time in the same small geographic area argues for a fundamentally gold-enriched area of the earth’s crust that has persisted since the Archean time. Solitario’s property does not contain any historic producing mines nor resources and the presence of nearby gold deposits does not indicate that economic gold deposits will be present on the Golden Crest Project.

A Laramide-aged igneous belt of alkalic magmatic intrusive centers occurs along a linear WNW-trending belt for approximately 150 km across the northern Black Hills and includes dozens of intrusive stocks and laccoliths and innumerable dikes and sills concentrated in five magmatic centers. These Tertiary-aged intrusives have remobilized important orogenic gold mineralization in the Precambrian basement into overlying Paleozoic rocks.  In the Ruby Basin camp at the Wharf Mine Complex, thick pre-mineral igneous sills acted as permeability barriers within the Deadwood Formation.

Alteration, gold and trace element enrichment in the Pahasapa formation at the Golden Crest Project is viewed as a possible indication of replacement-style epithermal mineralization in stratigraphic units lower in the sedimentary sequence (e.g. Upper and Lower Deadwood Formation). Ore-forming magmatic hydrothermal fluids ascended from mineralizing centers may have passed through overlying Paleozoic carbonate sections along subvertical faults and fractures, becoming progressively cooler and diluted by ground water, and depositing trace elements and gold. This extensive hydrothermal fluid interaction is interpreted to have resulted in widespread low-temperature alteration of limestones, silicification and geochemical anomalism +/- gold mineralization in the Pahasapa Formation.

Fourteen gold-enriched target areas have been identified by Solitario by select rock grab sampling.  All of these prospects have returned anomalous gold assays, five of the prospect areas have assays containing multi-gram gold per tonne and four prospects returned values containing between 0.1 and one-gram gold. The most thoroughly sampled areas to date are the Whirlwind, Matchstick and Treasure Vault prospects that define a 6.5-kilometer north-south arcuate trend at least 1.5-kilometers across with significant gold values.  A summary table of gold in rock samples by prospect area is provided below:

Target Geochemistry Summary: Select Rock Grab Samples

Prospect	No of Samples	Au ppb (max)	Au ppb (avg)*	Ag ppm (max)
Buena Vista	24	3246	215	0.8
Yellow Jacket	26	132	33	0.8
Shoofly	42	64	18	2.7
Treasure Vault	44	3990	516	3
Matchstick	119	8740	480	1.8
Whirlwind	167	7990	399	1040
Citadel	60	30	13	11
Easter	12	10	7	0.2
Maurice	10	349	85	2
Lockout	6	61	25	11.8
Downpour	16	126000	17100	17.3
Log Jam	10	807	198	2.2
Dustbowl	7	62	62	0.7
Lands End	21	323	96	0.7

*Average of those samples with detectible gold.  The significance of these samples is limited to determining whether gold is present within rocks effected by hydrothermal alteration fluids and assay results may not be representative of, nor verify economically mineable mineralization at depth.

Late in the 2021 field season, Solitario received very high-grade gold values from select surface grab rock samples at the Downpour target area.  Additional surface sampling was conducted in the immediate area of the high-grade samples and eight continuous three-meter (total 24 meters) rock-chip channel samples were also collected.  The location and results of the select rock grab samples and rock-chip channel samples are presented in the map below.

Map showing Downpour select grab and chip channel samples with assay values in grams per tonne gold.

7. Drilling:  No drilling has been conducted by Solitario

8. Sampling, Analysis and Security of Samples

The collection of all select surface grab rock samples was supervised by project geologists, including chain of custody.  Rock grab samples were reconnaissance select composite samples that usually displayed alteration, typically silicification, and hydrothermal brecciation.  These samples were derived mainly from residually weathered rock fragments, sub-crop, and less commonly, outcrop.  In all cases the samples are composites within a small area of less than one-square meter or composites of sub-crop or outcrop. The significance of these samples is limited to determining whether gold, or trace elements usually associated with gold, are present within rocks affected by hydrothermal alteration fluids and assay results may not be representative of, nor verify economically mineable mineralization at depth.

Chip-channel samples were more systematically collected as a measured continuous sample of bedrock.  The chip channel assays are thought to be more representative of bedrock mineralization in comparison to grab samples.  Samples were analyzed by Skyline Assayers & Laboratories in Tucson, AZ, a laboratory accredited in accordance with the standards of ISO 17025:2017.  The samples were crushed and pulverized, and sample pulps were analyzed using industry standard fire assay methods.  A certified reference sample or duplicate was inserted at least every 20th sample.

9. Prefeasibility Studies:  No prefeasibility studies have been conducted on the Golden Crest Project.

10. Reserves and Resources: There are no reported mineral reserves or mineral resources on the Golden Crest Project.

12. Planned Exploration and Development

                For 2022, Solitario is planning to conduct an aggressive surface exploration program at the Golden Crest Project consisting of prospecting for new areas of mineralization through the collection of select rock grab samples, systematic soil sampling and geophysics.  A Plan of Operations for drilling has been submitted to the US Forest Service and is currently under review.  If permits to drill are received before the end of the 2022 field season, drilling will also be conducted on select targets.

Florida Canyon Zinc Project (Peru)

Gustavson & Associates completed the S-K 1300 Florida Canyon TRS which is entitled S-K 1300 Technical Report Summary Florida Canyon Zinc Project, Amazonas Department, Peru; Effective Date: February 1, 2022, Report Date: March 15, 2022.

The following summary descriptions of the Florida Canyon Zinc Project does not purport to be a complete description and is qualified in its entirety by reference to the full text of the S-K 1300 Florida Canyon TRS, which is filed as Exhibit 96.1 to this Form 10-K report and is incorporated by reference herein.

1.       Property Description and Location

 (Map of Florida Canyon Property, formerly Bongará)

On August 15, 2006, Solitario signed a Letter Agreement with Votorantim Metais Cajamarquilla, S.A., a wholly-owned subsidiary of Votorantim (now known as Nexa) (both companies are referred to in this Item 2 as "Nexa”) on Solitario's 100%-owned Florida Canyon zinc project (formerly called the Bongará project),  On March 24, 2007, Solitario signed the Framework Agreement with Votorantim for the Exploration and Potential Development of Mining Properties (the “Framework Agreement”), pursuant to, and replacing, the Florida Canyon Letter Agreement.  In 2015 Votorantim transferred its interest in the Florida Canyon project to Milpo, an 80%-owned affiliate of Votorantim.  In October of 2017, Milpo and Votorantim merged to form Nexa.  Nexa is listed on the NYSE under the trading symbol “NEXA.”  For the remainder of this Florida Canyon property section, all references to Votorantim, Milpo or Nexa are collectively referred to as Nexa.

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

During 2015 Nexa completed the steps required to earn a 61% interest in the Florida Canyon project, with Solitario retaining a 39% interest.  Nexa may earn an additional 9% interest (up to a 70% shareholding interest) in Minera Bongará S.A., by sole-funding future annual exploration and development expenditures until a production decision is made.  The option to earn the 70% interest can be exercised by Nexa at any time by committing to place the project into production based upon a completed feasibility study.  Nexa is the project manager.  Once Nexa has committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest until production with a loan facility from Nexa to Solitario.   Solitario will repay this loan facility through 50% of Solitario's cash flow distributions from the joint operating company.  Solitario completed the funding of $1,580,000 of the Drilling Program during 2019.  Solitario was not obligated to fund under the terms of the Framework Agreement. The paid funding of the Drilling Program will be treated as an advance on Solitario’s commitment to fund 30% of any future construction development costs of Florida Canyon under the original joint venture agreement.  Accordingly, in the event the Florida Canyon project is developed, which cannot be assured at this time, the funds paid to Nexa under this arrangement will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and/or repay loans from Nexa for future development costs at the Florida Canyon project.

According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government.  In June 2022, payments of approximately $327,000 to the Peruvian government will be due in order to maintain all the Florida Canyon mineral rights of Minera Bongará S.A.  Nexa is responsible for paying these costs as part of its earn-in expenditures.  Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation.    The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

From time-to-time Nexa may enter into surface rights agreements with individual landowners to provide access for exploration work at the Florida Canyon project. Generally, these are short-term agreements. Nexa has an agreement with the local community which specifies certain obligations and payments that Nexa is required to provide in exchange for community permissions to perform work.

Environmental permits are required for exploration and development projects in Peru that involve drilling, road building or underground mining.  The requisite environmental and archeological studies were completed for all past work.  Nexa received a permit in 2021 to allow for drilling immediately south and east of the current Florida Canyon drilling area and is currently working on an additional permit for an expanded drilling program.  Although we believe that new permits will be obtained in a timely fashion, the timing of government approval of permits remains beyond our control.

2.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

The Florida Canyon property is accessed from the coastal city of Chiclayo by the paved Carretera Marginal road, which is a heavily travelled paved national highway that passes approximately eight kilometers south of the deposit.  The nearest town to the project is Pedro Ruiz located 15 kilometers southeast of the property. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, was previously inaccessible by road, the work to date having been done by either foot or helicopter access.  Nexa has now completed approximately 40 kilometers of access road and is planning to complete the road access to local communities and the mineralized area of the project in 2022.  Nexa maintains project field offices in Pedro Ruiz and a drill core processing facility and operations office in the nearby community of Shipasbamba.

The project area elevation ranges between 1,800 and 3,200 meters above sea level.  The climate is tropical with an average annual temperature of approximately 25oC.  Mean annual rainfall exceeds one meter with up to two meters in the cloud forest at higher elevations.  Most precipitation occurs during the rainy season, between November and April.  Field work is considerably more difficult in the rainy season.  Topography is steep, consisting of prominent escarpments and deep valleys.  Dense jungle or forest vegetation covers the project area.  With the exception of the partially completed access road and approximately 700 meters of tunneling, no permanent infrastructure facilities have been constructed within the project area.  A private Peruvian power company has proposed building a hydro-electric power plant within 10 kilometers of the Florida Canyon deposit.  Nexa signed a Memorandum of Understanding with the power company that provides for 100% of the power required for mining and milling operations at low-cost.

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

5. Prior Exploration and Recent Work

We conducted a regional stream sediment survey and reconnaissance geological surveys leading to the discovery of the Florida Canyon area in 1996.  The discovered outcropping mineralization is located in two deeply incised canyons within the limestone stratigraphy.

Subsequent to our initial work, Cominco conducted extensive mapping, soil and rock sampling, stream sediment surveys and drilling.  This work was designed to determine the extent and grade of the zinc-lead mineralization, to determine the controls of mineral deposition and to identify areas of potential new mineralization.  Nexa began work in the fall of 2006 and drilled annually from 2006 through 2013, and in 2018-2019.   Underground exploration operations were conducted from 2011-2013.  Nexa has more recently continued surface exploration work consisting of geologic mapping and sampling that has identified new surface zinc mineralization to the south and east of Florida Canyon and also 15 kilometers to the north and northwest in areas called San Jose and Naranjitos (see Chambara Project below).

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

Zinc mineralization was originally deposited in the form of sulfide minerals.  However, some near-surface mineralization has been oxidized to varying degrees.  Approximately 80% of mineralization defined at Florida Canyon is sulfide-dominant with the remainder being mixed sulfide-oxide, or oxide-dominant.  Processing of sulfide mineralization is commercially more profitable.

Karst features are localized along the feeder faults and locally produce "breakout zones" where mineralization may extend vertically across thick stratigraphic intervals where collapse breccias have been replaced by ore minerals.  Mineralized karst structures are up to 50 meters in width (horizontal), up to 900 meters vertically, and up to 1,000 meters along strike.

Evidence for these breakout zones is provided by the following drill holes from various locations on the property:

Breakout Zone Name	Drill Hole Number	Intercepts (meters)	Zinc %	Lead %	Zinc+Lead %
Sam	GC-17	58.8	12.0	2.8	14.8
	FC-23	81.5	4.8	0.8	5.6
Karen	A-1	36.2	12.8	2.7	15.5
V-1021	V-21	92.0	5.5	1.7	7.2
South Zone	V-44	28.3	15.2	0.8	16.0
	V-169	51.6	7.1	0.7	7.8
San Jorge	V-297	56.6	22.69	1.15	23.84

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

From November 2018 to October 2019, Nexa completed a 39-hole, 17,033-meter core drilling program.  The majority of holes were drilled in 2019.  The program had three major objectives:  1) extend the San Jorge near-vertical replacement body to the south and the adjacent near-horizontal manto bodies to the east; 2) offset previously drilled hole V-21 in the northern part of Florida Canyon to determine if it represented a significant near-vertical replacement body with horizontal mantos similar to the San Jorge Zone; and 3) extend horizontal mantos in the central and northern parts of the Florida Canyon drilling footprint.  All three objectives were successfully achieved.

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

Reported intervals are estimated to be at least 80% of the true thickness

Numbers in this table may not add exactly as numbers have been rounded to the nearest decimal

8. Sampling, Analysis and Security of Samples

Core recoveries were typically high within mineralized zones, but occasionally karst caves were encountered, and no core was recovered for intervals generally less than two meters.  Core samples were transported from the drill by helicopter in sealed boxes to the processing facility in Shipasbamba.  The entire core obtained from each drill hole, usually NQ and HQ size, was logged on site at a core storage facility.  All of the core containing sulfide mineralization was cut using diamond saws and half of the core was sent for assay.   Intervals of the half-core taken for assay were selected according to geologic criteria under the supervision of the geologist in charge and shipped in sealed bags by land.  Cominco used SGS Laboratories (“SGS”) and Nexa used ALS-Chemex, both in Lima, Peru, where all samples were analyzed by ICP.  Any samples that contained greater than 1% zinc were then analyzed by wet chemistry assay for zinc and lead to provide a more accurate analysis of grade.

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

Metallurgical testing to evaluate metal recoveries and various processing options for mineralized material at Florida Canyon was conducted in 2010, 2011 and 2014.  These tests on composited samples indicate zinc recoveries above 90% and lead recoveries above 80% were generally achieved for sulfide dominant ores.  Increasingly lower recoveries of zinc and lead resulted in direct proportion to the percentage of oxides present in the ore tested.  Nexa also conducted a comprehensive geochemical testing program that demonstrated that zinc (and lead) recoveries were significantly affected by the Zn-sulfide/Zn-oxide ratio of mineralization.  In general, mineralized material with greater than an 80% ratio of Zn-sulfide/Zn-oxide, recoveries are greater than 90% for Zn.  Conversely, for mineralized material, with less than a 20% ratio of Zn-sulfide/Zn-oxide, recoveries are approximately 40% for Zn.  Although sulfide recoveries achieved to date are very good, SRK suggests that optimization of processing and metallurgical parameters may result in improved recoveries and concentrate grade.

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

Prior to the 2022 S-K 1300 Florida Canyon TRS filing, Solitario filed on SEDAR in Canada a technical report entitled: Amended NI 43-101 Technical Report on Resources, Florida Canyon Zinc Project, Amazonas Department, Peru; Effective Date: February 1, 2021; Report Date: April 5, 2021; and Amended Date: May 27, 2021.

10. Reserves and Resources

There are no reported mineral reserves at the Florida Canyon project.  See “Mineral Resources” detailed below for the mineral resources at the Florida Canyon Project.

11. Mining Operations

No commercial mining operations to recover metals have occurred on the project.  However, in September 2010 Nexa initiated an underground tunneling program to access mineralization and completed its underground work in 2013.  As of December 31, 2021, 700 meters of tunneling were completed.

12. Planned Exploration and Development

During 2021, Nexa worked on two separate drilling permits.  The first of these permits (4MEIAsd) was approved and allows additional drilling immediately to the south and east of the current Florida Canyon drilling footprint.  The second permit (5MEIAsd) greatly expands the area in which drilling is permitted to the south and east.  The second permit is expected to be granted before the 2023 field season.

A robust metallurgical testing program is underway to better quantify recoveries of zinc, lead and silver and to better determine the quality of concentrate that the Florida Canyon ores can produce.  Surface exploration consisting of geological mapping and sampling will continue throughout the project area.  Nexa plans to complete road construction to local communities that currently do not have vehicle access as part of their ESG commitment.  The access road could also serve as a support road to project activities.

Lik Zinc Project (Alaska)

Gustavson & Associates completed the S-K 1300 Lik TRS which is entitled S-K 1300 Technical Report Summary Lik Zinc Project, Northwest Arctic Borough, Alaska, USA: Effective Date: December 31, 2021, Report Date: March 11, 2022.

The following summary descriptions of the Lik Zinc Project does not purport to be a complete description and is qualified in its entirety by reference to the full text of the S-K 1300 Lik TRS, which is filed as Exhibit 96.2 to this Form 10-K and is incorporated by reference herein.

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

To retain the state claims, the Company is required to make annual rental payments to the State of Alaska.  The estimated rental payments for 2022 are $9,000. Property holders are also required to perform assessment work with the amount dependent on the area of the State claims.  Excess assessment expenditure credits may be carried forward for a maximum of four years. If required, payments may be made in lieu of work to allow retention of the property for a period of five consecutive years.  The geographical coordinates of the Lik deposit are approximately 163o 12’ W and 68o 10’ N. The figure above illustrates the location of the Lik property.

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

In July 2018, the Company and Teck signed a Joint Exploration Agreement (“JEA”) whereby both parties agreed to fund a surface exploration program on a 50%/50% basis for 2018.  Addendums extending the JEA and providing funding for continued exploration were signed in 2019, 2020, 2021 and a fourth Addendum to the JEA is expected to be signed in 2022.  Teck has acted as manager of the exploration programs for the past four years.

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

There is a camp located on the Lik property. The camp has been used periodically over the last fifteen years. The supply of electric power and workforce accommodation will have to be developed.  There are no local resources adjacent to the Lik property. The Red Dog mine, operated by Teck, is located about 13.6 miles southeast of the deposit. Potentially, concentrates could be moved along the access road from the Red Dog mine to the port on the Chukchi Sea.  Construction of a road would be required to connect the Lik deposit to the haul road from Red Dog to the port. The port has a shipping season in excess of 100 days.

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

6. Prior Exploration and Recent Work

The Lik deposit was discovered by GCO in the mid-1970’s by following up on soil color and stream geochemical anomalies.  From the late 1970’s to 2011, various geochemical, geophysical, and geologic activities were intermittently conducted to define drill targets. The Lik property was drill tested from the late-1970’s to 2011 by seven different companies.  Details of these historical drilling campaigns are discussed above under the heading “History” and below under the heading “Drilling.”

Teck conducted a soil sampling survey, an Induced Polarization (“IP”) geophysical survey and geologic mapping in 2021.  The majority of this work was conducted northeast of the Lik deposit looking for indications of potential new zinc deposits on trend with the Lik deposit in favorable strataigraphy.  A total of 381 soil samples were collected.  Results of the soil survey are still being processed.  The IP geophysical survey consisted of six survey lines totaling eight kilometers.  The results of the IP survey suggested that the rock formation that hosts the Lik deposit may flatten out to the west and be at drillable depths, opening up a whole new area for potential drill testing.

7. Mineralization

The Lik deposit is a black shale-hosted stratiform zinc-lead-silver sedimentary-exhalative (SEDEX) deposit. Mineralization is syngenetic with respect to sediment deposition. Silicification occurs within and peripheral to the main mass of sulfides.  Major sulfides in decreasing order of abundance are pyrite-marcasite, sphalerite and galena. The ore textures are massive, fragmental, chaotic, and veined; they rarely show typical sedimentary layering.  The portion of the ore body near the surface is oxidized.  The deposit is continuous outside the Lik property onto the adjacent 100%-owned Teck property to the south. The southern continuation of the Lik deposit is referred to as the Su deposit, lying on Teck’s Su property.

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

Typical Mineralized Intersection
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

9. Sampling, Analysis and Security of Samples

Pre-Zazu Drilling

Core recoveries were typically high within the massive sulfides, but lower, more variable recoveries were obtained in the unmineralized and weakly mineralized sections.  The entire core obtained from the Lik deposit, usually NQ-size, was logged on site.  All of the core containing sulfide mineralization was cut using diamond saws and half of the core was sent for assay. Reference samples were not included in the sample stream. Sample lengths in massive sulfides were typically from two to three feet, but occasionally up to nine feet. Sample lengths were controlled by geology and the location of depth markers in the core boxes.

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

Core drilled in 2007 was placed in the sample bags, the air was evacuated and replaced with nitrogen. The samples were sent to Kotzebue by charter and then by licensed carrier to Anchorage. The samples were stored under refrigeration in Anchorage.  The samples were dispatched to G & T Metallurgical Services Ltd. (“G & T”) of Kamloops, British Columbia, an ISO 9001:2000 certified laboratory for precious metals and base metals.  As well as completing metallurgical testing, G & T crushed and analyzed the samples.  The 2008 diamond drill core was not required for metallurgical testing and core was handled normally. Sawn samples were securely bagged and boxed on site and dispatched to a facility of ALS Laboratory Group (“ALS Chemex”) located in Fairbanks, Alaska, for sample preparation. Transportation of the samples was through third-party companies that provided secure transportation services.  The pulps were analyzed at ALS Chemex located in Fairbanks or Elko, Nevada. Zazu did not participate in any part of the sample preparation or analysis except for cutting core and selecting sample intervals.

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

.

10. Prefeasibility Studies

Zazu completed a PEA in 2014 that incorporated a variety of prefeasibility level studies into the analysis.  These studies included resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on the base case parameters.  The PEA envisioned an open pit mining operation with a 5,500 ton per day floatation mill for processing resulting in a nine-year mine life.  Concentrates would be handled through the DeLong Mountain Regional Transportation System (the “DMTS”) road and port system that currently handles all concentrate produced by the nearby Red Dog zinc mine of Teck.  A summary of metallurgical testing and mineral processing is provided below.  The PEA analyzed the Lik project as a stand-alone operation and assumes construction of its own independent processing, tailings and port facilities. Alternate development scenarios might be developed utilizing infrastructure under the control of the nearby Red Dog operation. However, no agreements are in place to develop such plans and are therefore hypothetical.

Prior to the S-K 1300 Lik TRS report, Solitario filed on SEDAR in Canada:  Technical Report; Zazu Metals Corporation, Lik Deposit, Alaska, USA; Report Date: April 23, 2014; Effective Date: March 3, 2014; prepared by JDS Energy and Mining Inc (“JDS”).

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

Recoveries from these modeled methods and metallurgical testing conducted to date are anticipated to be 85% of zinc to the zinc concentrate and 69.7% of the lead to the lead concentrate.  Silver may also be recovered and payable at times in the zinc concentrate and, more significantly, in the lead concentrate.

12. Reserves and Resources

There are no reported mineral reserves at the Lik project.  See “Mineral Resources” below for the mineral resources at the Lik project.

13. Mining Operations

No commercial mining operations to recover metals have occurred on the project.

14. Planned Exploration and Development

Solitario and Teck are in final discussions to jointly fund a 2022 exploration program, with Teck acting as project manager.   The program, if approved, consists of drilling three core holes totaling approximately 2,130 feet.  Drill targets under consideration are extensions to the currently defined Lik deposit on the northwest and southern limits of the deposit, including one hole to test for stacked mineralized horizons.  Drilling is expected to begin during the 2022 summer field season.  Besides drilling, a gravity geophysical survey west of the Lik deposit is planned where favorable stratigraphy to host zinc mineralization similar to Lik is thought to exist at shallow depths.  Gravity geophysics have proven very effective in detecting zinc mineralization at depth.  We expect to reach a final decision on this program early in the second quarter of 2022.  Timing of this program could be impacted by COVID-19 restrictions.

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

 The original purpose of the Chambara joint venture was to collectively pool independently owned Solitario and Nexa properties into a jointly held joint venture.  These properties were located within a large area of interest in northern Peru measuring approximately 200 by 85 kilometers, but outside of the Florida Canyon property position.   Nexa originally contributed 52 mineral concessions within the area of interest totaling 52,000 hectares to Minera Chambara for a 15% interest in Minera Chambara.  We contributed 9,600 hectares of mineral claims and an extensive exploration data base in our possession for an 85% interest in Minera Chambara.  Existing and future acquired properties subject to the terms of the shareholders’ agreement will be controlled by Minera Chambara.  Minera Chambara dropped selected concessions in 2013 and 2016 and acquired the rights to 13 new concessions totaling 11,600 hectares in 2017.  The current claim holdings of Minera Chambara are 48 concessions totaling 36,080 hectares of valid concessions that completely surround the Florida Canyon project area held by Minera Bongará.  As of December 31, 2021, Minera Chambara’s only assets are the properties and Minera Chambara has no debt.  Nexa may increase its shareholding interest to 49% through cumulative spending of $6,250,000 and may further increase its interest to 70% by funding a feasibility study and providing construction financing for Solitario's interest.  If Nexa provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

 Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property.  During 2021 Nexa conducted geologic mapping and geochemical sampling at the San Jose and Naranjitos prospects which were initially discovered by Solitario in the 1990’s. Significant new geologic information collected reveal that at least some of the San Jose mineralization is found in the same stratigraphic location as the Florida Canyon deposit which indicates that the target for future drilling is closer to the surface than previously thought.  It is known that the size and strength of the geochemical signature at San Jose is similar to that at Florida Canyon even though surface exploration is still at a very early stage. Even less work has been done at Naranjitos but that project also appears to be very prospective.

There are no reported mineral reserves or mineral resources at the Chambara project.

Discontinued Projects

During 2021 we recorded $17,000 of mineral property impairment related our its decision to abandon the Gold Coin project in Arizona.  During 2020 we recorded $6,000 of mineral property impairment related to our decision to abandon its La Promesa project in Peru.

Mineral Resources

                The following mineral resources summary represents Solitario’s interest in the mineral resources as provided in the S-K 1300 Florida Canyon TRS at Solitario’s current 39% interest at the Florida Canyon Project in Peru and Solitario’s interest in the mineral resources provided in the S-K 1300 Lik TRS at Solitario’s current 50% interest at the Lik Project in Alaska, in each case as of the end of the fiscal year ended December 31, 2021.

Lik (1)(3)(5)	Tonnes (000)	Zinc %	Zinc lbs (000)	silver (g/t)	Oz (000)	Lead %	Lead lbs (000)
Measured Mineral Resources	-	-	-	-	-	-	-
Indicated Mineral Resources	8,800	8.07	1,565,903	50.10	14,175	2.68	520,027
Measured+Indicated Resources	8,800	8.07	1,565,903	50.10	14,175	2.68	520,027
Inferred Mineral Resources.	1,400	8.64	266,717	38.90	1,751	2.73	84,275

Florida Canyon (2)(4)
Measured Mineral Resources	315	11.32	78,553	15.42	156	1.39	9,646
Indicated Mineral Resources	638	10.28	144,512	14.87	305	1.31	18,415
Measured+Indicated Resources	952	10.62	222,988	15.05	461	1.33	27,926
Inferred Mineral Resources.	5,795	9.63	1,230,499	11.28	2,102	1.26	161,000

Total
Measured Mineral Resources	315	11.32	78,553	15.42	156	1.39	9,646
Indicated Mineral Resources	9,438	8.22	1,710,415	47.72	14,480	2.59	538,443
Measured+Indicated Resources	9,752	8.32	1,788,890	46.68	14,636	2.55	547,953
Inferred Mineral Resources.	7,195	9.44	1,497,216	16.65	3,853	1.55	245,275

(1)	Price assumptions for Lik: Zn: $0.92/lb.; Pb: $1.01/lb.: Ag: $19.43/oz
(2)	Price assumptions for Florida Canyon: Zn: $1.20/lb.; Pb: $1.00/lb.: Ag: $16.50/oz
(3)	Mineral resource recoveries for Lik: Zn: 85.0%; Pb: 69.7%; Ag:26.87%
(4)	Mineral resource recoveries for Florida Canyon: Zn: 79.8%; Pb: 74.3%; Ag: 51.7%
(5)	Mineral resource for Lik is reported at a cutoff grade of 5% Pb%+Zn%.
(6)	Mineral resource cut-offs for Florida Canyon are NSR $41.40/t for sub-level stoping, $42.93/t for cut and fill stoping and $40.61/t for room and pillar.

Internal controls

Solitario’s internal controls are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results as well as mineral resource estimation are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection, analysis, verification, storage, reporting and use of drillhole, assay, metallurgical and other technical and scientific information, including the following:

•	Review of joint venture analysis/data/and programs by Solitario qualified personnel, including approval of budgets and annual review of geologic and financial results of programs.
•	All mineral resource calculations are prepared by independent third-party engineering firms and reviewed by Solitario’s qualified person prior to final publication;
•	Maintenance of a complete chain-of-custody, ensuring the traceability and integrity of the samples at all handling stages from collection, transportation, sample preparation and analysis to long-term sample storage;
•	Third-party fully certified labs are used for assays used in public disclosure or resource models; and
•	QA/QC data are regularly verified to ensure that outliers sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated.

Mineral resources and mineral reserves are estimates that contain inherent risk and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. See Risk Factors in Item 1A for additional information.

GLOSSARY OF MINING TERMS

“Allochthonous” means originating in a place other than a place where it was formed.

“Assay” means to test minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

“Amphiobile” means any of a class of rock-forming silicate or aluminosilicate minerals typically occurring as fibrous or columnar crystals.

“Anticline” means folds in which each half of the fold dips away front the crest.

“Biotite” means a black, dark brown, or greenish black variety of mica, occurring in many igneous and metamorphic rocks.

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

“Gabbros” means a granular igneous rock composed essentially of calcic plagioclase, a ferromagnesian mineral, and accessory minerals.

“gpt” means grams per tonne.

“Indicated Mineral Resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling.

“Inferred Mineral Resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling.

“Karst” means a landscape that is characterized by the features of solution weathering and erosion in the subsurface. These features include caves, sinkholes, disappearing streams, subsurface drainage and deeply incised narrow canyons.

“Manto deposits” means replacement ore bodies that are strata bound, irregular to rod shaped ore occurrences usually horizontal or near horizontal in attitude.

“Metabasalts” means generally fine to medium grained basalts, dominated by plagioclase, quartz, amphibole, and biotite rock.

“Measured Mineral Resource” means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling.

“Mineral Resource” means as a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for its economic extraction.

“Mineralization” means the concentration of metals within a body of rock.

“NSR” means net smelter return royalty.

“Ore” means material containing minerals that can be economically extracted.

“Ounce” means a troy ounce.

“Oxide” means a mineral class in which the chemical compound that typically contains an 0 -2 oxygen atom in its chemical formula.

”Plagioclaste” means a group of feldspar minerals that form a solid solution series ranging from pure albite, Na(AlSi3O8), to pure anorthite, Ca(Al2Si2O8).

“Pyrite” means a compound of iron sulfide (FeSO2) commonly found in mineral rich areas.

“Reserves” or “Mineral Reserve” means that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

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

“Subcrop” means an occurrence of strata beneath the subsurface of an inclusive stratigraphic unit that succeeds an unconformity on which there is marked overstep.

“Sulfide” means a compound of sulfur and some other element.

“Synform” means A topographic feature which is composed of sedimentary layers in a concave formation.

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

On May 5, 2021, the Board of Directors granted 90,000 stock options under the 2013 Plan.  These options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, have an exercise price of $0.67 per share, and a grant date fair value of $37,000, based upon a Black-Scholes model with an expected volatility of 76%, and a risk-free interest rate of 0.9%.  On June 10, 2021, the Board of Directors granted 50,000 stock options under the 2013 Plan.  These options have a five-year life, vested 25% on the date of grant and vest 25% on each of the next three anniversary dates of the date of grant, have an exercise price of $0.69 per share, and a grant date fair value of $20,000, based upon a Black-Scholes model with an expected volatility of 76%, and a risk-free interest rate of 0.9%.

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

Equity Compensation Plan Information as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2013 Plan – US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2013 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,513,000	0.49	1,438
Equity compensation plans not approved by security holders	-	N/A	-
Total 2013 Plan	5,513,000	0.49	1,438

Holders of our common stock

As of March 30, 2021, we have approximately 14,500 holders of our common stock.

Dividend policy

We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Issuer purchases of equity securities

                On October 28, 2015, the Board of Directors authorized a share repurchase program pursuant to which Solitario may acquire up to 2 million of its common shares.  All purchases were made in open-market transactions through a broker dealer.  During 2020 the Board of Directors extended the termination date of the repurchase program to December 31, 2021; however, the repurchase program did not obligate us to acquire any particular amount of our shares.  We did not purchase any shares under the share repurchase program during the year ended December 31, 2021.  During the year ended December 31, 2020 we purchased a total of 24,700 shares of our common stock under the program for an aggregate purchase price of $5,000.  As of December 31, 2021, we have purchased a total of 994,000 shares of our common stock for an aggregate purchase price of $467,000 under the share repurchase program since its inception.   The share repurchase program expired on December 31, 2021.

Item 6.  Selected Financial Data [Reserved]

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

(a). Effects of COVID-19

As of December 31, 2021, the effects of COVID-19 have not had a material adverse effect on Solitario’s administrative activities as we have only three full-time employees, all of whom can work remotely, and are not required to meet in person on a regular basis.   We use part-time and contract geologists at our South Dakota project and to date, the effects of COVID-19 have not had a material impact on our operations at the Golden Crest project.  However, as a result of the on-going pandemic our joint-venture partners, Teck at our Lik project and Nexa at our Florida Canyon project, reduced, with our concurrence, the planned exploration activities on these projects for 2021 and are reviewing their 2022 exploration plans on our projects due to several factors.  These factors include, but are not limited, to; (i) our partners’ limited exploration staffing; (ii) the need to put into place safety and operational protocols for COVID-19 and other potential pandemics related to their exploration activities; (iii) the ability to reallocate exploration resources to non-site specific tasks, such as data and resource review, and planning for future drilling; and (iv) the ability to modify and or postpone 2022 exploration activities using the interim period to enhance future potential exploration programs.  Solitario does not believe these steps by our joint venture partners with regard to 2021 exploration activities or plans for 2022 exploration reflects on the long-term economic potential of either its Lik or Florida Canyon projects.

During 2020 and 2021 as a result of the uncertainty caused by COVID-19, and the resulting market volatility and unknown long-term effects of COVID-19, Solitario took steps to reduce the potential impact of COVID-19 on its liquidity and capital resources by; (i) obtaining the PPP Loan (defined below); (ii) effecting salary reductions for all of its employees; (iii) reducing its contractual amounts owed to contractors; (iv) reducing certain non-core activities such as travel and investor relations; and (v) reducing or delaying certain capital costs such as equipment replacement.  We do not anticipate taking further similar  steps during 2022 and are currently planning expanded exploration at our Golden Crest project.  Solitario believes its current cash and short-term assets together with potential access to capital under its ATM program or otherwise, provide Solitario with the flexibility to continue its short and mid-term operations.

Nonetheless, the extent to which COVID-19 impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be accurately predicted at this time.  Please see Item 1A, “Risk Factors” contained in this Form 10-K.

(b). Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC.  We were incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown.  In July 1994, we became a publicly traded company on the TSX through our initial public offering.  We have been actively involved in mineral exploration since 1993.  Our primary focus is the acquisition and exploration of zinc-related and precious metals exploration mineral properties.  We have historically held a portfolio of mineral exploration properties and assets for future sale, for joint venture or to create a royalty up to the development stage of the project (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining).  At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property.  Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral properties is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At December 31, 2021, we consider our carried interest in our Florida Canyon project in Peru, our interest in the Lik project in Alaska and our Golden Crest project in South Dakota to be our core mineral property assets.  We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States.  We conduct potential acquisition evaluations in other countries of both North and South America.

As of December 31, 2021, we have balances of cash and short-term investments that we anticipate using, in part, to fund planned 2022 exploration, to further the exploration of our Lik and Golden Crest projects, conduct reconnaissance exploration and to potentially acquire additional mineral properties.  The fluctuations in commodity prices of base and precious metals have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

In analyzing our activities, the most significant aspect relates to results of our exploration and potential development activities and those of our joint venture partners on a property-by-property basis.  When our exploration or potential development activities, including drilling, sampling and geologic testing, indicate a project may not be economically feasible or contain sufficient geologic or economic potential we may impair or completely write-off the property.  Another significant factor in the success or failure of our activities is the price of commodities.  For example, when the price of zinc or gold is down, the value of zinc, gold or other precious metal-bearing mineral properties, respectively, decreases; however, when the price of zinc or gold is up it may become more difficult and expensive to locate and acquire new zinc, gold or other precious metal-bearing mineral properties with potential to have economic deposits.

The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis.   Historically, we have recorded revenues and met our need for capital in the past through (i) the issuance of common stock, (ii) the sale of properties and assets; (iii) a royalty sale on our former Mt. Hamilton property; (iv) the sale of our shares of Vendetta and Kinross common stock; (v) long-term debt secured by our mineral properties; (vi) short-term borrowing; and (vii) joint venture payments, including delay rental payments.  During 2021 we issued 3,100,000 shares of common stock in a directed registered offering for net proceeds of $1,542,000 and also sold 643,033 shares of common stock pursuant to an ATM program for net proceeds of $299,000.  We did not record any mineral property income from the sale of mineral properties during 2021 or 2020.   Although we sold certain royalty properties to SilverStream for Cdn$600,000 and recorded $408,000 in mineral property revenue in January 2019, our last major property asset sale occurred in 2015, when we recorded a gain on the sale of our former interest in Mount Hamilton LLC of $12,309,000.  During June 2012, we sold a royalty interest in our Mt. Hamilton project to Sandstorm Gold Ltd. for $10,000,000.  Prior to the sale of our interest in Mt. Hamilton LLC, our last significant cash proceeds from a property or asset sale were recorded in 2000 upon the sale of our former Yanacocha property for $6,000,000.  Proceeds from the sale or joint venture of properties, although potentially significant when they occur, have not been a consistent annual source of cash and would occur in the future, if at all, on an infrequent basis.  We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures.  Although we anticipate the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

2019 Royalty sale

As part of the Royalty Sale, Solitario received a Cdn$350,000 convertible note (the “SilverStream Note”) from the purchaser, SilverStream.  The SilverStream Note was convertible into common shares of SilverStream, at the discretion of SilverStream, by providing us a notice of conversion.

On May 19, 2020, SilverStream completed an initial public offering, including changing its name to Vox Royalty Corp., and, in accordance with the terms of the SilverStream Note, issued Solitario 137,255 shares of common stock of Vox in full satisfaction of obligations owed under the SilverStream Note.  Solitario recorded its initial investment in the Vox common shares at the initial public offering price, or a total of Cdn$412,000 or $294,000.  Solitario recorded other income of $44,000 for the gain on the conversion of the SilverStream Note during 2020.  Solitario recorded interest income from the SilverStream Note of $7,000 during 2020.

(c). Results of Operations

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

We had a net loss of $2,367,000 or $0.04 per basic and diluted share for the year ended December 31, 2021 compared to a loss of $939,000 or $0.02 per basic and diluted share for the year ended December 31, 2020.  As explained in more detail below, the primary reasons for the increase in net loss during 2021 compared to 2020 was (i) an increase in exploration expense to $1,198,000 during 2021 compared to exploration expense of $413,000 during 2020; (ii) a realized loss on sale of marketable equity securities of $248,000 during 2021 compared to a realized gain of $50,000 during 2020; (iii) a reduction in interest and dividend income to $123,000 during 2021 compared to interest and dividend income of $184,000 during 2020; (iv) a reduction in other income to $10,000 during 2021 compared to other income of $104,000 during 2020; (v) a reduction in the unrealized gain on marketable equity securities during 2021 to $82,000 compared to an unrealized gain of $360,000 during 2020; (vi) mineral property impairment of $17,000 during 2021 compared to mineral property impairment of $6,000 during 2020 and an increase in unrealized loss on short-term investments to $102,000 in 2021 compared to a $57,000 in 2020.  Partially offsetting these factors that contributed to the increase in our net loss in 2021 were the following (i) a decrease in general and administrative expense to $952,000 during 2021 compared to general and administrative expense of $1,044,000 during 2020; and (ii) a reduction in the loss on derivative instruments to $38,000 during 2021 compared to a loss on derivative instruments of $92,000 during 2020.  Each of these items is discussed in greater detail below.

Our primary exploration activities during 2021 were related to our Golden Crest project in South Dakota and our Lik project in Alaska.  We recorded $420,000 of exploration costs at Golden Crest during 2021, which consisted primarily of geologic evaluation of claims for staking, mapping and soil and rock sampling with related assay costs.  There were no similar costs during 2020 related to Golden Crest as we acquired the property during 2021.  In addition to these exploration costs, we also capitalized $695,000 of mineral acquisition costs at Golden Crest for our initial acquisition costs related to leasing, staking and filings on claims acquired during 2021.  All future exploration and filing costs related to these claims will be expensed as incurred.  Solitario’s share of exploration expenses at our Lik project in Alaska were $362,000 during 2021 compared to $14,000 of exploration expense at the Lik project 2020.  Teck undertook a geologic evaluation of the Lik project which included on-site work of mapping and analysis of prior drilling and planning for drilling during 2022 as part of a 50/50 exploration program managed by Teck.  We are evaluating, along with Teck, a drilling program for 2022, which was originally planned for 2021, but was delayed due to Teck staffing availability and extended permitting.  The program, if approved, consists of drilling two or three core holes totaling approximately 1,000 meters.  Drill targets under consideration include an area approximately one kilometer north of the Lik deposit and also below the Lik deposit to test for stacked mineralized horizons. Solitario would be responsible for 50% of the expenditures.  Given that the exploration program at our Florida Canyon project in Peru is fully funded by our joint venture partner, Nexa, we had relatively small exploration expenses at Florida Canyon of $85,000 during 2021 compared to $22,000 in 2020.  During 2021 we made the decision to abandon our Gold Coin project in Arizona after initial exploration efforts did not provide sufficient encouragement to move the project forward.  The remaining exploration expenditures during 2021 and 2020 were reconnaissance work, including the evaluation of potential mineral properties for acquisition, including work at Golden Crest, prior to its acquisition.  Our 2022 total exploration and development budget, excluding any new projects, in which we may acquire an interest, is approximately $2,350,000, which reflects a significant increase in the anticipated activities at the Golden Crest project as well as the proposed exploration and drilling program at Lik.  The proposed 2022 budget does not reflect any costs for drilling the Golden Crest project or any exploration costs for projects or assets we may acquire during 2022.  Our planned exploration activities in 2022 may be modified, as necessary for any drilling programs we may undertake at Golden Crest or projects we may acquire, changes related to any number of factors including COVID-19 adjustments and delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital.

Exploration expense (in thousands) by property consisted of the following:

(in thousands of dollars)	Year ended December 31,
Property Name	2021	2020
Golden Crest	$420	$-
Florida Canyon	85	22
Lik project	362	14
Gold Coin	25	-
Reconnaissance exploration activity	306	377
Total exploration expense	$1,198	$413

We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense (discussed below).  Excluding these costs, general and administrative costs were $828,000 during 2021 compared to $729,000 during 2020.  Salary and benefits expense increased to $301,000 during 2021 compared to $291,000 during 2020.  In addition, (i) legal and accounting costs increased to $199,000 during 2021 compared to $131,000 during 2020, primarily due to increased activity, including the ATM financing and the private placement of 3,100,000 common stock for proceeds of $1,542,000; (ii) travel and investor relation costs increased to $234,000 during 2021 compared to $200,000 during 2020 as a result of increased investor relations costs related to the Golden Crest project and other investor out-reach during 2021 compared to 2020; and (iii)  other costs related to office, insurance and miscellaneous costs decreased to $94,000 during 2021 compared to $107,000 during 2020.  We anticipate general and administrative costs for 2022 will be somewhat higher than the costs incurred during 2021; however, this amount may vary significantly during 2022 depending on the outcome of our exploration activity at Golden Crest and Lik and any strategic transactions we may attempt to execute upon.  We have forecast 2022 general and administrative costs to be approximately $966,000, excluding non-cash stock option compensation expense.

We account for our employee stock options under the provisions of Accounting Standards Codification No. 718 (“ASC No. 718”).  We recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight-line amortization of the grant date fair value of each of our outstanding options.  During the year ended December 31, 2021, we recorded $124,000 of non-cash stock option expense for the amortization of our outstanding options grant date fair value with a credit to additional paid-in-capital compared to $315,000 of non-cash stock option compensation expense during 2020.   The amount was lower during 2021 primarily due to the amortization of options which became fully vested during 2021 and a lower grant date fair value amortization during 2021.  During 2020 we charged general and administrative expense $36,000 for the amortization of 25% of the grant date fair value of 1,325,000 new options granted during 2020 compared to expense of $23,000 for the amortization of 25% of the grant date fair value of the 140,000 new options granted during 2021.  Most of our remaining stock option compensation during 2021 and 2020 related to the normal vesting of other outstanding options.  See Note 11, “Employee Stock Compensation Plans,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data to this Form 10-K” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

We recorded an unrealized gain on marketable equity securities of $82,000 during 2021 compared to an unrealized gain on marketable equity securities of $360,000 during 2020.  The net gain during 2021 was primarily related to an unrealized gain on marketable equity securities of $193,000 due to an increase in the value of our holdings of shares of Vendetta common stock, and an unrealized gain on marketable equity securities of $53,000 on our holdings of Vox common stock offset by an unrealized loss on marketable equity securities of $153,000 in the value of our holdings of Kinross common stock and an unrealized loss on the value of our holdings of TNR of $11,000 during 2021.  This compared to an unrealized gain in the value of our holdings of (i) Vendetta common stock during 2020 of $60,000 along with (ii) $260,0000 on the value of our holdings of Kinross common stock; (iii) $10,000 on our holdings of TNR common stock; and (iv) $30,000 on our holdings of TNR common stock during 2020.  Changes in the unrealized value of our holdings of marketable equity securities are related to the changes in the fair values of those holdings which is dependent on the market prices of the individual securities.

During 2021 we sold 2,550,000 shares of Vendetta common stock for proceeds of $112,000 and recorded a realized loss on the sales of $269,000 and we sold 430,000 shares of TNR common stock for proceeds of $27,000 and recorded a gain on the sale of $19,000 and we sold 3,200 shares of Vox for proceeds of $8,000 and recorded a gain on the sale of $2,000.  During 2020 we acquired 137,255 shares of Vox recorded at $294,000 as part of the Royalty Sale in 2019 in exchange for the SilverStream Note and we sold 2,900,000 shares of Vendetta for cash proceeds of $123,000 and a realized gain of $50,000.  See Note 3, “Marketable Equity Securities” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our marketable equity securities.  We may sell some of our marketable equity securities from time to time during 2022 for working capital needs; however, we do not expect to sell all of our holdings of marketable equity securities during 2022.  Any proceeds we may receive from sales of marketable equity securities during 2022 will be dependent on the quoted market price of the securities sold on the date of sale and may be at prices below the fair value at December 31, 2021.  See “Liquidity and Capital Resources” below.

We recorded a loss on derivative instruments of $38,000 during 2021 compared to a loss on derivative instruments of $92,000 during 2020.  The loss during 2021 was primarily related to a $46,000 loss on our Vendetta Warrants offset by a gain on certain Kinross calls we sold for $8,000, which expired unexercised.  The loss during 2020 was primarily related to certain covered calls we sold against our holdings of Kinross common stock for cash proceeds of $103,000 and repurchases of those calls prior to their expiration of $224,000 for a loss on derivative instruments of $121,000, which was partially offset by a gain on derivative instruments during 2020 of $29,000 related to our Vendetta Warrants.  See Note 7, “Derivative Instruments” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our derivative instruments.  We anticipate we will continue to write calls against our holdings of Kinross common stock in 2022 to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year.

We recorded $27,000 of depreciation and amortization during 2021 compared to $25,000 of depreciation and amortization during 2020.  The majority of our depreciation relates to depreciation on equipment acquired in 2017 as part of the acquisition at the Lik project.  We amortize these assets over a five-year period.  We anticipate our 2022 depreciation and amortization expense will be similar to our 2021 depreciation expense.

We recorded interest income of $123,000 during 2021 compared to interest income of $184,000 during 2020.  The decrease during 2021 was primarily related to a reduction in the outstanding balances of our investments in United States Treasury securities and Bank Certificates of Deposit, which decreased to $5,087,000 at December 31, 2021 from a balance of $5,798,000 at December 31, 2020.  In addition, during 2021 we recorded an unrealized loss of $102,000 during 2021 the value of our mark-to-market short term investments in United States Treasury securities compared to an unrealized loss of $57,000 during 2020as a result of declining interest rates.  We anticipate our interest income will decrease in 2022 compared to 2021 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above.  See “Liquidity and Capital Resources,” below, for further discussion of our cash and cash equivalent balances.

Our other income of $10,000 during 2021 related to the forgiveness of $10,000 remaining balance on our Paycheck Protection Program loan (the “PPP Loan”) that originated in 2019 with an original balance of $70,000.  Our other income during 2020 of $104,000 related to (i) $44,000 of gain on the conversion of the SilverStream Note to Vox shares, and (ii) forgiveness of $60,000 from the PPP Loan during 2020.  See Note 8, “Paycheck Protection Program Loan” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of the PPP Loan.

We recorded no deferred tax expense or benefit in either 2021 or 2020 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  See Note 6, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2021 and 2020. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During 2021 we recorded $17,000 of mineral property impairment related to our decision to abandon our Gold Coin project in Arizona.  During 2020 we recorded $6,000 of mineral property impairment related to our decision to abandon our La Promesa project in Peru.

(d). Liquidity and Capital Resources

Cash

As of December 31, 2021, we had $462,000 in cash.  We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and for the potential acquisition of additional mineral properties and other assets over the next several years.

Short-term Investments

As of December 31, 2021, we have USTS with maturities of 15 days to one year, recorded at their fair value of $4,236,000.  Solitario also holds FDIC insured bank certificates of deposit (“CD’s”) with face values between $100,000 and $250,000 and maturities of three months to one year, which are recorded at their fair value of $851,000 as of December 31, 2021.  The USTS and CD’s are recorded at their fair value based upon quoted market prices.  Our short-term investments in USTS and CD’s are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.  We anticipate we will roll over that portion of our short-term investments not used for operating costs or mineral property acquisitions as they mature during 2022.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities.  We owned 100,000 shares of Kinross common stock as of December 31, 2021, which are recorded at their fair value of $581,000.  As of December 31, 2021, we own 9,000,000 shares of Vendetta common stock recorded at their fair market value of $356,000 and we own 134,055 shares of Vox common stock recorded at their fair market value of $370,000.  Changes in the fair value of marketable equity securities are recorded as gains and losses in the statements of operations.

Working Capital

We had working capital of $6,883,000 at December 31, 2021 compared to working capital of $7,875,000 as of December 31, 2020.  Our working capital at December 31, 2021 consists primarily of our cash and cash equivalents, our investment in short-term investments and our marketable equity securities, less our current liabilities of $276,000.  As of December 31, 2021, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of December 31, 2021, options to acquire 5,513,000 shares of our common stock were outstanding.  There are 4,718,000 options that are vested and exercisable at December 31, 2021.  As of December 31, 2021, our outstanding options include 3,013,000 options that are in the money with a weighted average exercise price of $0.26 per share, which is below the market price of a share of Solitario common stock at December 31, 2021 of $0.50 per share as quoted on the NYSE American exchange.  See Note 11, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data of this Form 10-K for a discussion of the activity in our 2013 Plan during 2021 and 2020.  We do not anticipate that stock option exercises will be a significant source of cash during 2021.

December 2021 Equity Offering

On December 6, 2021 we completed the sale of 3,100,000 shares of common stock (the “Shares”), at a price of $0.50 per share (the “Offering”) for net proceeds after expenses of $1,542,000.  We did not engage an underwriter or placement agent for the Offering, and therefore there were no underwriter discounts or commissions or placement agent fees. The sale of the Shares was made through a subscription agreement between Solitario and each respective investor. The Shares were offered and sold pursuant to our existing shelf registration statement on Form S-3 (File No. 333-249129). We filed a prospectus supplement, dated December 1, 2021, with the SEC in connection with the sale of the Shares in the Offering.  Three of our executive officers participated in the Offering, purchasing 50,000 Shares each, on the same terms as the other investors.  The Offering was unanimously approved by our Board of Directors and the participation by our executive officers was also unanimously approved by the Audit Committee of our Board of Directors.

At the Market Offering

On February 2, 2021, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million (the “ATM Program”).   The common stock is distributed at the market prices prevailing at the time of sale.  As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  During 2021, we recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.  During 2021, we sold an aggregate of 643,033 shares of our common stock under the ATM Program at an average price of $0.68 per share for net proceeds of $299,000 after commissions, sale, and one-time expenses.  In March 2022, we sold 2,650,724 shares of our common stock under the ATM program at a price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

Share Repurchase Program

On October 28, 2015, our Board of Directors approved a share repurchase program that authorized us to purchase up to two million shares of our outstanding common stock.  During 2020 our Board of Directors extended the expiration date of the share repurchase program through December 31, 2021.   During 2021, we did not purchase any shares pursuant to the share repurchase program.  During the year ended December 31, 2020, we purchased 24,700 shares of Solitario common stock for an aggregate purchase price of $5,000.  As of December 31, 2021, we have purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.  The share repurchase plan expired on December 31, 2021.

Off-balance sheet arrangements

As of December 31, 2021, and 2020, we have no off-balance sheet arrangements.

(e). Cash Flows

Net cash used in operations during the year ended December 31, 2021 increased to $2,157,000 compared to $1,010,000 for the year ended December 31, 2020 primarily as a result of (i) the exploration expense at our Golden Crest project of $420,000 during 2021 with no similar expense in 2020 and the increase in exploration expense at our Lik project to $362,000 during 2021 compared to $14,000 during 2020; (ii) a reduction in interest income to $123,000 during 2021 compared to interest income of $184,000 recorded during 2020, the majority of which was a reduction in the cash balances during each of the years ending December 31, 2021 and 2020; and (iii) a net use of cash from changes in prepaid expenses and other current assets of $277,000 during 2021 compared to a net source of cash from changes in prepaid expenses and other current assets of $38,000 during 2020.  Partially offsetting this increased use of cash in operations was a reduction in the use of cash from the net change in accounts payable and other current liabilities to $17,000 during 2021 compared to a use of cash of $128,000 from the net change in accounts payable and other current liabilities during 2020.  These items are discussed in further detail above under “Results of Operations.”

Net cash provided by investing activities decreased to $90,000 during 2021 compared to net cash provided of $976,000 during 2020.  In addition to the reduction in the cash provided from the sale of short-term investments to $609,000 during 2021 compared to $974,000 during 2020, we (i) capitalized $635,000 of initial costs on the Golden Crest claims and lease acquired during 2021, with no similar expenditure in 2020 and (ii) we acquired other assets related to the Golden Crest project of $39,000 during 2021 with no similar items acquired during 2020.  Partially offsetting these reductions in cash provided by investing activities were (i) an increase in cash from the sale of marketable equity securities to $147,000 during 2021 compared to $123,000 during 2020; and (ii) the receipt of cash from the sale of derivative instruments of $8,000 during 2021 compared to the net use of cash of $121,000 from the sale and repurchase of derivative instruments during 2020.  We anticipate we will continue to utilize proceeds from the sale of our short-term investments and any proceeds we may derive from potential sales of marketable equity securities to fund our operations during 2022.

Our net cash provided by financing activities during 2021 was from (i) the sale of 3,100,000 shares in December 2021 of our common stock for net proceeds of $1,542,000; (ii) the issuance of 643,033 shares of our common stock under the ATM program for net proceeds of $299,000 and (ii) the exercise of options for 185,000 shares of our common stock for net proceeds of $83,000.  Our net cash provided by financing activities in 2020 included $70,000 from the PPP Loan, with no similar item during 2021.  We used cash of $5,000 during 2020 for the repurchase of common stock for cancellation.  We may utilize the ATM program during 2022 to supplement our existing cash resources however we have will only use the ATM when we believe the market conditions based upon the quoted price of a share of our common stock are appropriate.  Our share repurchase program expired on December 31, 2021 and thus we will not repurchase shares of common stock under the share repurchase plan during 2022.

(f). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

Development Activities

We do not have any ongoing mineral development activities, which are activities for the development of mineral properties with reserves for potential mining.

Exploration Activities

A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest to determine the exploration and development potential of the properties.  In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or payment required.  In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option.  We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases.  Our net 2021 mineral and surface property rental and option payments, included in exploration expense, were $9,000.  Our 2022 total exploration property rentals and option payments for properties we own, have under joint venture, or operate are estimated to be approximately $1,116,000.  Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf or reimburse us approximately $777,000 of these annual payments.  These obligations are detailed below under “Contractual Obligations.”  In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate.  We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities.  Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past.  We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures.  The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures and have not had a material effect on our financial position.  For the years ended December 31, 2021 and 2019, we have not capitalized any costs related to environmental control facilities.  We do not anticipate our exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

Contractual Obligations

The following table provides an analysis of our contractual obligations:

(in thousands)	As of December 31, 2021 Payments due by period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations (1)	$75	$39	$36	$-	$-
Mineral property option and lease payments (2)	$339	$339	$-	$-	$-

(1)	Lease obligation on our Wheat Ridge, Colorado office.
(2)	Mineral property payments under lease and property claim and concession payments for the next year, net of joint venture payments.

(g). Exploration Joint Ventures, Royalty and Other Properties

The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2021.  Please also see Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

Golden Crest

                The Golden Crest Project is 100%-owned early-stage exploration project located in the northern Black Hills of western South Dakota in Lawrence County. The Golden Crest Project is comprised of 1390 unpatented lode claims, with an associated area of just under 28,000 acres.  Solitario acquired its initial interest in the Golden Crest Project during 2021.

                During 2021 Solitario conducted exploration activities on the Golden Crest Project including soil and rock sampling, mapping and geotechnical work.

                Solitario is planning to conduct an aggressive surface exploration program during 2022 at the Golden Crest Project consisting of prospecting for new areas of mineralization through the collection of select rock grab samples, systematic soil sampling and geophysics.  A Plan of Operations for drilling has been submitted to the US Forest Service and is currently under review.  If permits to drill are received before the end of the 2022 field season, drilling will also likely be conducted on select targets.

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

The terrain at Florida Canyon is steep and previous project access supporting surface and underground work programs was conducted by helicopter.  The lack of road access restricted the scope of field activities to further advance the project.  During 2021 and 2020 limited work was undertaken on road access to the project, and Nexa expects to continue to work on completing the road access during 2022.  During 2019, Nexa completed the Drilling Program and several significant drill intercepts were encountered.  Solitario reported the results of the drill intercepts in February 2021.

During 2021, Nexa worked on two separate drilling permits.  The first of these permits (4MEIAsd) was approved and allows additional drilling immediately to the south and east of the current Florida Canyon drilling footprint.  The second permit (5MEIAsd) greatly expands the area in which drilling is permitted to the south and east.  The second permit is expected to be granted before the 2023 field season.  A robust metallurgical testing program is underway to better quantify recoveries of zinc, lead and silver and to better determine the quality of concentrate that the Florida Canyon ores can produce.  Surface exploration consisting of geological mapping and sampling will continue throughout the project area.  Nexa plans to complete road construction to local communities that currently do not have vehicle access as part of their ESG commitment.  The access road could also serve as a support road to project activities.

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

Solitario and Teck are in final discussions to jointly fund a 2022 exploration program, with Teck acting as project manager.   The program, if approved, consists of drilling three core holes totaling approximately 2,130 feet.  Drill targets under consideration are extensions to the currently defined Lik deposit on the northwest and southern limits of the deposit, including one-hole testing for stacked mineralized horizons.  Drilling is expected to begin during the 2022 summer field season.  Besides drilling, a gravity geophysical survey west of the Lik deposit is planned where favorable stratigraphy to host zinc mineralization similar to Lik is thought to exist at shallow depths.  Gravity geophysics have proven very effective in detecting zinc mineralization at depth.  We expect to reach a final decision on this program early in the second quarter of 2022.

Other Properties

Chambara

The current claim holdings of Minera Chambara are 48 concessions totaling 36,080 hectares of valid concessions that surround the Florida Canyon project area held by Minera Bongará.  The project has been on care and maintenance in recent years.  Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property.  Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government.

2022 Planned Expenditures

Our 2022 total exploration and development budget is approximately $2,350,000 for our planned exploration expenditures.  This amount includes the proposed drilling program and evaluation of the Lik project, where we are responsible for 50% of the exploration expenditures.  This amount does not include any significant expenditures for our Florida Canyon project where our joint venture partner, Nexa, is responsible for 100% of exploration costs.  It includes $1,723,000 planned exploration expense at our Golden Crest project, which does not include any significant drilling expenditures, which are dependent on receiving permits during 2022.  We will continue the evaluation of potential new acquisitions of properties primarily in the United States around the Golden Crest project as well as other regions of North and South America.  We expect to carry out our exploration activities during 2022 utilizing Teck at Lik, Nexa at Florida Canyon, and our own employees and contract geologists at Golden Crest and other projects.

 (h). Discontinued Projects

During 2021 we recorded $17,000 of mineral property impairment related to our decision to abandon the Gold Coin project in Arizona.  During 2020 we recorded $6,000 of mineral property impairment related to our decision to abandon the La Promesa project in Peru.

(i). Significant Accounting Policies and Critical Accounting Estimates

See Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions estimates or calculations during the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Solitario Zinc Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solitario Zinc Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2004.

Denver, Colorado

March 30, 2022

SOLITARIO ZINC CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share amounts)	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$462	$605
Short-term investments, at fair value	5,087	5,798
Investments in marketable equity securities, at fair value	1,307	1,620
Prepaid expenses and other	303	26
Total current assets	7,159	8,049

Mineral properties	16,306	15,628
Other assets	154	124
Total assets	$23,619	$23,801

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$239	$157
Paycheck Protection Loan	-	10
Operating lease liability	37	7
Total current liabilities	276	174

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	35	-
Total long-term liabilities	160	125

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2021 and 2020)	-	-
Common stock, $0.01 par value, authorized, 100,000,000 shares (62,036,399 and 58,108,366, respectively, shares issued and outstanding at December 31, 2021 and 2020)	620	581
Additional paid-in capital	72,523	70,514
Accumulated deficit	(49,960)	(47,593)
Total shareholders' equity	23,183	23,502
Total liabilities and shareholders' equity	$23,619	$23,801

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)	For the years ended December 31,
	2021	2020
Costs, expenses and other
Exploration expense	$1,198	$413
Depreciation and amortization	27	25
Mineral property impairment	17	6
General and administrative	952	1,044
Total costs, expenses and other	2,194	1,488
Other (expense) income
Interest and dividend income (net)	123	184
Other income	10	104
Loss on derivative instruments	(38)	(92)
(Loss) gain on sale of marketable equity securities	(248)	50
Unrealized loss on short-term investments	(102)	(57)
Unrealized gain on marketable equity securities	82	360
Total other income (expense)	(173)	549
Net loss	$(2,367)	$(939)
Loss per common share
basic and diluted	$(0.04)	$(0.02)
Weighted average shares outstanding
Basic and diluted	58,709	58,116

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, of U.S. Dollars except share amounts)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	58,133,066	$581	$70,204	$(46,654)	$24,131

Stock option expense	-	-	315	-	315
Repurchase of shares for cancellation	(24,700)	-	(5)		(5)
Net loss	-	-	-	(939)	(939)
Balance at December 31, 2020	58,108,366	$581	$70,514	$(47,593)	$23,502

Stock option expense	-	-	124	-	124
Issuance of shares – option exercises	185,000	2	81		83
Issuance of shares – ATM, net	643,033	6	293		299
Issuance of shares – private placement	3,100,000	31	1,511		1,542
Net loss	-	-	-	(2,367)	(2,367)
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands of U.S. Dollars)	For the year ended December 31,
	2021	2020
Operating activities:
Net loss	$(2,367)	$(939)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable equity securities	(82)	(360)
Unrealized loss on short-term investments	102	57
Loss (gain) on sale of marketable equity securities	248	(50)
Loss on derivative instruments	38	92
Other income – Paycheck Protection Program loan forgiveness	(10)	(60)
Other income – gain on conversion of SilverStream note	-	(44)
Mineral property impairment	17	6
Employee stock option expense	124	315
Depreciation	27	25
Amortization of right of use lease asset	40	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(277)	38
Accounts payable and other current liabilities	(17)	(128)
Net cash used in operating activities	(2,157)	(1,010)

Investing activities:
Sale of short-term investments – net	609	974
Additions to mineral property	(635)
Sale of marketable equity securities	147	123
Sale (Purchase) of derivative instruments – net	8	(121)
Additions to other assets	(39)	-
Net cash provided by investing activities	90	976

Financing activities:
Issuance of common stock – net of acquisition costs	1,841
Stock options exercised for cash	83
Paycheck Protection Program loan	-	70
Repurchase of Solitario common stock for cancellation	-	(5)
Net cash provided in financing activities	1,924	65

Net (decrease) increase in cash and cash equivalents	(143)	31
Cash and cash equivalents, beginning of year	605	574
Cash and cash equivalents, end of year	$462	$605

Supplemental Cash Flow information:
Accrued mineral property acquisition costs included in accounts payable	$60	$-
Acquisition of right to use asset	$99	$-
Conversion of SilverStream note to Marketable equity securities	$-	$294
Acquisition of Gold Coin property included in accounts payable	$-	$17

See Notes to Consolidated Financial Statements.

SOLITARIO ZINC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

Solitario has previously recorded revenue in the past from the sale of mineral properties.  Revenues and / or proceeds from the sale or joint venture of properties or assets have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon project, its interest in the Lik project and its interest in the Golden Crest project in South Dakota to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon.  Solitario is working with its 50% joint venture partner, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), in the Lik deposit to further the exploration of the Lik project, and to evaluate potential development plans for the Lik project.  During 2021 Solitario entered into a lease for exclusive exploration and mining rights to certain mineral claims (the “GC Claims”) in the Black Hills region of South Dakota.  The GC claims along with certain other claims (the “SRC Claims”) which Solitario acquired through staking during 2021 form the Golden Crest project, which is further described below.  Solitario capitalized $695,000 as initial acquisition costs on the Golden Crest project during 2021.  All future exploration expenditures for the Golden Crest project will be expensed as incurred as until such time Solitario establishes proven and probable reserves, which cannot be assured.

As of December 31, 2021 and 2020, Solitario has balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon project, the Lik project and the Golden Crest project and to potentially acquire additional mineral property assets.  If Solitario establishes proven and probable reserves in the future, subsequent expenditures would be evaluated to determine appropriate accounting treatment.  The fluctuations in precious metal and other commodity prices have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

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

Solitario has not recognized any revenue during 2021 or 2020.  Solitario expects any property sales in the future to be on an infrequent basis.  Solitario last recognized revenue in 2019 from the sale of certain royalties and in 2018 from the sale of its royalty in the Yanacocha property.  Solitario does not expect to record joint venture property payments on any of its currently held properties for the foreseeable future.  Historically, Solitario’s revenues have been infrequent and significant individual transactions have only been from sales to well known or vetted mining companies.  Solitario has never had a return on any of its sales recorded as revenue in its history and does not anticipate it will recognize any estimated returns on its future recorded revenues.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of its investment in mineral properties related to its mineral exploration properties and their future exploration potential; (ii) the fair value of stock option grants to employees; (iii) the ability of Solitario to realize its deferred tax assets; and (iv) Solitario's investment in marketable equity securities.

In performing its activities, Solitario has incurred certain costs for mineral properties.  The recovery of these costs is ultimately dependent upon the sale of mineral property interests or the development of economically recoverable mineral reserves and the ability of Solitario to obtain the necessary permits and financing to successfully place the properties into production, and upon future profitable operations, none of which is assured.

Cash and cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.  At December 31, 2021, approximately $451,000 of Solitario’s cash and cash equivalents are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

At December 31, 2021, Solitario has United States Treasury securities (“USTS”) with maturities of 15 days to one year, recorded at their fair value of $4,236,000 compared to USTS recorded at their fair value of $3,989,000 at December 31, 2020.  Solitario also holds FDIC insured bank certificates of deposit (“CD’s”) with face values between $100,000 and $250,000 and maturities of three months to one year, which are recorded at their fair value of $851,000 at December 31, 2021 compared to the fair value of Solitario’s CD’s of $1,809,000 at December 31, 2020.  Solitario’s short-term investments are recorded at their fair value based upon quoted market prices.  The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

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

Marketable equity securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned.  Solitario records investments in marketable equity securities for investments in publicly traded marketable equity securities for which it does not exercise significant control and where Solitario has no representation on the board of directors of those companies and exercises no control over the management of those companies.  The cost and realized gain or loss on marketable equity securities sold is determined by the specific identification method.  Changes in fair value on Solitario’s holdings of marketable equity securities are recorded as unrealized gain or loss in the consolidated statement of operations.

Financial statement classification

                Solitario separately shows its classification of changes in the fair value of its short-term investment in USTS and CD’s as unrealized gain or loss on short-term investments in the statement of operations rather than a portion of interest and dividend income (net).  During the year ended December 31, 2021 and 2020 the non-cash decrease in the fair value of its short-term investments, due primarily to changes in interest rates on held securities, was $102,000 and $57,000, respectively.  The 2020 income statement and cash flows have been reclassified for comparability to the 2021 presentation.  Total other income (expense) and net cash used in operations was not impacted.

Foreign exchange

The United States dollar is the functional currency for all of Solitario's foreign subsidiaries.  Although Solitario's South American exploration activities during 2021 and 2020 were conducted primarily in Peru, a portion of the payments for the land, leasehold and exploration agreements as well as certain exploration activities are denominated in United States dollars.  Inter-company funding is transacted in United States dollars.  Foreign currency gains and losses are included in the results of operations in the period in which they occur.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2021 and 2020.  Potentially dilutive shares, consisting of outstanding common stock options of 5,513,000 and 5,558,000, respectively, exercisable for Solitario common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2021 and 2020 because the effects were anti-dilutive.

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

Solitario’s business still could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics.  Solitario has recommended all of its employees and contractors follow government guidelines for health and safety policies for employees and contractors, including encouraging tele-commuting and working from home where possible.  Solitario has evaluated the effects of COVID-19 on its operations and taken pro-active steps to address the impacts on its operations, including at times reducing costs, in response to the economic uncertainty associated with potential risks from COVID-19.  These prior reductions included implementing salary reductions and evaluation and reduction in certain planned 2021 exploration programs through its joint venture partners at the Florida Canyon and Lik exploration projects.  Also, Solitairo has evaluated the potential impacts on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods.  Solitario will continue to monitor the effects of COVID-19 on its operations, financial condition and liquidity.  However, the extent to which COVID-19 impacts Solitario’s business, including our exploration and other activities and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of any new outbreak and the actions taken to contain or treat the COVID-19 pandemic.

2. Mineral Properties:

The following table details Solitario’s capitalized investment in exploration mineral property:

(in thousands)	December 31,
	2021	2020
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	695	-
Gold Coin (Arizona – US)	-	17
Total exploration mineral property	$16,306	$15,628

Exploration property

Solitario's exploration mineral properties at December 31, 2021 and 2020 consist of use rights related to its exploration properties, and the value of such assets is primarily driven by the nature and amount of economic mineral ore believed to be contained, or potentially contained, in such properties.  The amounts capitalized as mineral properties include concession and lease or option acquisition costs.  Capitalized costs related to a mineral property represent its fair value at the time it was acquired or the cost to acquire the property, as appropriate.  At December 31, 2021, none of Solitario’s exploration properties have production (are operating) or contain proven or probable reserves.  Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential.  Solitario's mineral use rights generally are enforceable regardless of whether proven and probable reserves have been established.

Golden Crest

On May 27, 2021 Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota.  The GC Claims are part of Solitario’s Golden Crest project.  Terms of the Golden Crest Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date.  Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments.  In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over five years that total $340,000 and annual payments of $150,000 thereafter, which will be expensed as paid.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  Solitario has agreed to escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 during the first five years of the lease, with the first year totaling $200,000. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In addition, during 2021 Solitario staked additional mineral claims, including some claims included in the area of interest of the GC Claims and claims not related to the GC Claims (the “SRC Claims”), as part of the Golden Crest project.  Solitario incurred costs for staking, filing fees, legal and other costs totaling $570,000 capitalized as initial acquisition costs related to the SRC Claims and the GC Claims.

Lik Property

Solitario holds a 50% operating interest in the Lik zinc-lead sliver property in northwest Alaska, which we acquired as part of the acquisition of Zazu metals corporation (“Zazu”) in July 2017.  Solitario recorded its acquisition cost of $15,611,000 as mineral property at the date of acquisition.  Teck is Solitario’s 50% partner on the Lik Project and acted as the project manager during 2021 and 2020.

Florida Canyon

In addition to its capitalized exploration properties, Solitario has an interest in its Florida Canyon exploration concessions, which are currently subject to a joint venture agreement where joint venture partners made stand-by joint venture payments to Solitario prior to January 1, 2015.  Solitario previously recorded joint venture property payment revenue received in excess of capitalized costs.  Per the joint venture agreement, as of December 31, 2021, no further standby joint-venture payments are due to Solitario on the Florida Canyon project.  At December 31, 2021 and 2020, Solitario has no remaining capitalized costs related to its Florida Canyon joint venture.  Per the joint venture agreement with Nexa covering the Florida Canyon project, Solitario currently holds a 39% interest in the Florida Canyon zinc project.  Nexa is required to fund 100% of exploration expenditures at Florida Canyon, until Nexa commits to put the project into production based upon a positive feasibility study, at which time Nexa’s interest will increase from its current 61% interest to a 70% interest.

Royalty sale

On January 22, 2019, Solitario completed a sale of certain royalties to SilverStream SEZC (“SilverStream”), for Cdn$600,000.  On closing of the sale, Solitario received Cdn$250,000 in cash and a convertible note from SilverStream in the principal amount of Cdn$350,000 (the “SilverStream Note”).  The SilverStream Note, as amended, was due on June 30, 2020 and was convertible into common shares of SilverStream, at the option of SilverStream, by providing Solitario a notice of conversion.  On May 19, 2020, SilverStream completed an initial public offering, including changing its name to Vox Royalty Corp. (“Vox”) and, in accordance with the terms of the SilverStream Note, issued Solitario 137,255 shares of common stock of Vox in full satisfaction of obligations owed under the SilverStream Note.  In accordance with the terms of the SilverStream Note, the 137,255 Vox shares were issued at a price of Cdn$2.55 per share, which was at a 15% discount to the initial public offering price of Cdn$3.00 per share.  Solitario recorded its initial investment in the Vox common shares at the initial public offering price, or a total of Cdn$412,000 or $294,000.  Solitario recorded other income of $44,000 for the gain on the conversion of the SilverStream Note during 2020.  Solitario recorded interest income from the SilverStream Note of $7,000 during 2020.

Discontinued projects

                During 2021 Solitario recorded $17,000 of mineral property impairment related to its decision to abandon its Gold Coin project in Arizona.  During 2020 Solitario recorded $6,000 of mineral property impairment related to its decision to abandon its La Promesa project in Peru.

Exploration Expense

The following items comprised exploration expense:

	For the year ended December 31,
(in thousands)	2021	2020
Geologic and field expenses	$1,092	$326
Administrative	106	87
Total exploration expense	$1,198	$413

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

                As of December 31, 2021, Solitario has no reclamation liability at its Florida Canyon project as Nexa is responsible for the costs at Florida Canyon, including reclamation, if any.  In addition, the activities to date at Solitario’s Golden Crest project of staking claims and mapping, soil sampling, and assaying have not created any material environmental or other disturbances.  Historically Solitario’s exploration activities have not resulted in any long-term environmental disturbances or liabilities and where there have been required restoration of disturbances, these have been completed contemporaneously with the completion of our mineral exploration activities.

3. Marketable Equity Securities

                During 2021, Solitario sold (i) 2,550,000 shares of Vendetta Mining Corp. (“Vendetta”) for proceeds of $112,000 and recorded a realized loss on the sale of $269,000; (ii) 430,000 shares of TNR Gold Corp. (“TNR”) for proceeds of $27,000 and recorded a realized gain on the sale of $19,000; and (iii) 3,200 shares of Vox for proceeds of $8,000 and recorded a realized gain on the sale of $2,000.  During 2020 Solitario sold 2,900,000 shares of Vendetta common stock for proceeds of $123,000 and recorded a realized gain on sale of $50,000.  During 2020, Solitario received 137,255 shares of Vox upon conversion of the SilverStream Note valued at $294,000.

                On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for aggregate consideration of $233,000.  Each unit consisted of one share of Vendetta common stock and one warrant which allows the holder to purchase one additional share of Vendetta common stock at a purchase price of Cdn$0.13 per share for a period of three years (the “Vendetta Warrants”).  The purchase of the units increased Solitario’s holdings of Vendetta common shares to 14,450,000 shares.  During 2021, Solitario charged loss on derivative instruments of $46,000 for the change in the value of the Vendetta Warrants.  During 2020, Solitario charged gain on derivative instruments of $29,000 for the change in the value of the Vendetta Warrants.

                At December 31, 2021 Solitario owns the following marketable equity securities:

	Year ended December 31, 2021
	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$581
Vendetta Mining Corp.	9,000,000	356
Vox Royalty Corp.	134,055	370
Total		$1,307

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	Year ended December 31,
	2021	2020
Marketable equity securities at cost	$1,704	$2,099
Cumulative unrealized (loss) gain on marketable equity securities	(397)	(479)
Marketable equity securities at fair value	$1,307	$1,620

The following table represents changes in marketable equity securities:

(in thousands)	Year ended December 31,
	2021	2020
Cost of marketable equity securities sold	$395	$73
Realized (loss) gain on marketable equity securities sold	(248)	50
Proceeds from the sale of marketable equity securities sold	(147)	(123)
Net gain (loss) on marketable equity securities	(166)	410
Additions to marketable equity securities	-	294
Change in marketable equity securities at fair value	$(313)	$581

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Year ended December 31,
	2021	2020
Unrealized gain on marketable equity securities	$82	$360
Realized (loss) gain on marketable equity securities sold	(248)	50
Net (loss) gain on marketable equity securities	$(166)	$410

4. Operating Lease

                Solitario accounts for its leases in accordance with ASC 842.  Solitario leases one facility, its Wheat Ridge, Colorado administrative office (the “WR Lease”), that has a term of more than one year.  Solitario has no other material operating lease costs.  The WR Lease was extended to October 2023 during 2021 and Solitario recorded a net increase in right of use assets of $99,000 during 2021 upon the extension of the WR Lease.  The WR Lease is classified as an operating lease and has a remaining term of 22 months at December 31, 2021. The right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as a current office lease liability in the consolidated balance sheet.  Lease expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

                During 2021 and 2020, Solitario recognized $40,000 and $40,000, respectively, of non-cash lease expense for the WR Lease included in general and administrative expense.  Cash lease payments of $39,000 and $42,000, respectively, were made on the WR Lease during 2021 and 2020 and this amount, less $4,000 and $4,000, respectively, of imputed interest during 2021 and 2020, reduced the related liability on the WR Lease.  The discount rate within the WR Lease is not determinable and Solitario applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital in recording the WR Lease.   Solitario has $75,000 remaining cash payments as of December 31, 2021.

The following is supplemental cash flow information related to our operating lease for 2021 and 2020:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$39	$42
Non-cash amounts related to the WR lease
Right of use assets recorded in exchange for new operating lease liabilities	$99	$-

5. Other Assets

The following items comprised other assets:

(in thousands)	December 31,
	2021	2020
Furniture and fixtures, net of accumulated depreciation	$65	$34
Lik project equipment, net of accumulated depreciation	10	30
Office lease asset	72	7
Vendetta warrants	3	49
Exploration bonds and other assets	4	4
Total other assets	$154	$124

6. Income Taxes:

Consolidated loss before income taxes includes losses from foreign operations of $136,000 and $79,000 in 2021 and 2020, respectively.

The net deferred tax assets/liabilities in the December 31, 2021 and 2020 consolidated balance sheets include the following components:

(in thousands)	2021	2020
Deferred tax assets:
Loss carryovers	$12,148	$12,636
Investment in Mineral Property	1,669	1,669
Capitalized Exploration Costs	418	410
Stock option compensation expense	309	286
Unrealized loss on derivative securities	98	148
Other	91	110
Lease Liability	18	-
Valuation allowance	(14,561)	(15,050)
Total deferred tax assets	190	209
Deferred tax liabilities:
Unrealized gains on marketable equity securities	173	207
Lease Asset	17	-
Other	-	2
Total deferred tax liabilities	190	209
Net deferred tax liabilities	$-	$-

A reconciliation of expected federal income taxes on income (loss) from continuing operations at statutory rates, with the expense for income taxes is as follows:

(in thousands)	2021	2020
Expected income tax benefit	$(497)	$(197)
Equity based compensation	4	7
Foreign tax rate differences	(12)	(8)
State income tax	(98)	(37)
Expiration of Capital Loss and Foreign Tax Credit Carryovers	1,385	1,225
Adjustment to Deferred Taxes	(114)	(23)
Change in valuation allowance	(489)	(949)
Change in Tax Rates	(194)	-
Permanent differences and other	15	(18)
Income tax (benefit) expense	$-	$-

            During 2021 and 2020, the valuation allowance decreased primarily due to the expiration of Capital Loss carryovers.

            At December 31, 2021, Solitario has unused US Federal Net Operating Loss carryovers of $21,106,000 and unused US State Net Operating Loss carryovers of $22,974,000 which begin expiring in 2027.  As a result of the ownership change of Zazu Metals (Alaska) Corp, utilization of some of these federal and state losses will be limited due to the annual limitation provided by Section 382 of the Internal Revenue Code.  Solitario has unused Capital Loss carryovers of $319,000 for US Federal and US State purposes which begin expiring in 2025. Solitario has Canadian loss carryforwards of $9,944,000 which begin expiring in 2027.  Other foreign loss carryforwards for which Solitario has provided a full valuation allowance related to Solitario’s exploration activities in Peru.  The Peru losses do not expire.

            Solitario adopted ASC 740, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that Solitario recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, Solitario performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.  The provisions of ASC 740 had no effect on Solitario’s financial position, cash flows or results of operations at December 31, 2021 or December 31, 2020, or for the years then ended as Solitario had no unrecognized tax benefits.

                Solitario and its subsidiaries are subject to the following material taxing jurisdictions: United States Federal, State of Colorado, State of Alaska, State of South Dakota, Canada and Peru.  Solitario’s United States federal, Canada and State of Alaska returns for years 2018 and forward and Solitario’s Peru and State of Colorado returns for tax years 2017 and forward are subject to examination.  Solitario’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. Solitario has no accrued interest or penalties related to uncertain tax positions as of December 31, 2021, or December 31, 2020 or for the years then ended.

7. Derivative Instruments:

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in Marketable Equity Securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.  During 2021, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $8,000 all of which expired unexercised.  During 2020, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $103,000, and repurchased certain of its covered calls prior to expiration for $224,000.  As of December 31, 2021, Solitario has no remaining liability related to Kinross call options.

Vendetta Warrants

At both December 31, 2021 and 2020 Solitario held Vendetta Warrants which give Solitario the right to purchase 3,450,000 Vendetta common shares for Cdn$0.13 per share through July 31, 2022.  At December 31, 2021, and 2020 Solitario recorded Vendetta Warrants at their fair value of $3,000 and $49,000, respectively, based upon a Black Scholes model.

The following items comprise gain (loss) on derivative instruments:

(in thousands)	Year ended December 31,
	2021	2020
Gain (loss) on Kinross calls – realized	$8	$(121)
Gain (loss) on Vendetta Warrants – unrealized	(46)	29
	$(38)	$(92)

8. Paycheck Protection Program Loan

On April 20, 2020, in response to significant market volatility and uncertainty, our general history of operating losses, and the resulting need for Solitario to conserve its financial resources, Solitario applied for and received a loan in the amount of $70,000 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to help fund payroll, rent and utilities obligations.  The PPP Loan had a two-year term and an interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of the loan. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Solitario believes it used the proceeds from the PPP Loan for qualifying expenses and applied for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.  During 2021 and 2020, $10,000 and $60,000, respectively, of the PPP Loan was forgiven, and Solitario recorded $10,000 and $60,000, respectively, of other income related to the forgiveness of the PPP Loan.  The Small Business Administration retains the right to review the eligibility requirements of Solitario for its PPP Loan. As of December 31, 2021, Solitario has no remaining balance due on the PPP Loan.

9. Fair Value of Financial Instruments:

For certain of Solitario's financial instruments, including cash and cash equivalents, payables and short-term debt, the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities, including its investment in shares of Kinross common stock, Vendetta common stock, Vox common stock and TNR common stock are carried at their estimated fair value based on publicly available quoted market prices.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  During the years ended December 31, 2021 and 2020, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$5,087	$-	$-	$5,087
Marketable equity securities	$1,307	$-	$-	$1,307
Vendetta Warrants	$-	$3	$-	$3

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

Items measured at fair value on a recurring basis:

Short-term investments: At December 31, 2021 and 2020, Solitario’s holdings of short-term investments consist of USTS and CD’s recorded at their fair value based upon quoted market prices.

Marketable equity securities: At December 31, 2021 and 2020, the fair value of Solitario’s holdings in shares of Vendetta, Kinross, Vox, and TNR (in 2020) marketable equity securities are based upon quoted market prices.

Vendetta Warrants:  At December 31, 2021 and 2020 the fair value of Solitario’s Vendetta Warrants is based upon a Black Scholes model, using market inputs.

During the year ended December 31, 2021, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

10. Commitments and Contingencies:

In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty.  Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases.  See Note 2, “Mineral Properties,” above.  Solitario estimates its 2022 property claim, lease and option payments for properties Solitario owns, has under joint venture or Solitario operates to be approximately $1,046,000.  Assuming that Solitario’s joint ventures continue in their current status and that Solitario does not appreciably change its property positions on existing properties, approximately $777,000 of these estimated 2022 property claim, lease and rental payments are paid or are reimbursable to us by Solitario’s joint venture partners.  Solitario may be required to make further payments in the future if it acquires new properties or enters into new agreements.

11. Employee Stock Compensation Plans:

On June 18, 2013, Solitario’s shareholders approved the Solitario Exploration & Royalty Corp. Omnibus Stock Incentive Plan (the “2013 Plan”).  Under the terms of the 2013 Plan, as amended, a total of 5,750,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants.  Awards granted under the 2013 Plan may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.  The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.

a.) 2013 Plan stock option grants

The following table shows the grant date fair value of Solitario’s awards during 2021 and 2020 pursuant to the 2013 Plan:

Grant Date	5/5/21 (1)	6/10/21 (1)	4/2/20 (1)
Option – grant date price	$0.67	$0.69	$0.20
Options granted	90,000	50,000	1,325,000
Expected life years	5.0	5.0	5.0
Expected volatility	76%	76%	67%
Risk free interest rate	0.9%	0.9%	0.4%
Weighted average fair value	$0.41	$0.41	$0.11
Grant date fair value	$37,000	$20,000	$145,000

(1) Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

b.) Stock option activity

During 2021, options for 185,000 shares of common stock were exercised for proceeds of $83,000.  During 2020 no options granted from the 2013 Plan were exercised.  The following table summarizes the activity for stock options outstanding under the 2013 Plan for the years ended December 31, 2021 and 2020:

	2021			2020
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	RSUs/	Exercise	Intrinsic	RSUs/	Exercise	Intrinsic
	Options	Price	Value (1)	Options	Price	Value (1)

Outstanding, beginning of year	5,558,000	$0.58		4,373,000	$0.58
Granted	140,000	$0.67		1,325,000	$0.20
Exercised	(185,000)	$0.45		-	-
Expired	-	-		-	-
Forfeited	-	-		(140,000)	$0.77
Outstanding, end of year	5,513,000	$0.49	$718,000	5,558,000	$0.58	$925,000
Exercisable, end of year	4,718,000	$0.53	$506,000	4,083,500	$0.57	$446,000

(1)  Intrinsic value based upon December 31, 2021 and 2020 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.50 and $0.56, respectively, per share.

During the years ended December 31, 2021 and 2020, Solitario recorded $124,000 and $315,000, respectively, of stock option expense under the 2013 Plan for the amortization of the grant date fair value of each of its outstanding options with a credit to additional paid-in-capital.  At December 31, 2021, the total unrecognized stock option compensation cost related to non-vested options is $80,000 and is expected to be recognized over a weighted average period of 21 months.

12.  Shareholders’ Equity

At the Market Offering Agreement

On February 2, 2021, Solitario entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million (the “ATM Program”).   The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  During 2021, Solitario recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

During 2021, Solitario sold an aggregate of 643,033 shares of common stock under the ATM Program at an average price of $0.68 per share for net proceeds of $299,000 after commissions, sale, and one-time expenses.

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock.  During 2020 Solitario’s Board of Directors extended the expiration date of the share repurchase program through December 31, 2021.   During 2021, Solitario did not purchase any shares pursuant to the share repurchase program.  During the year ended December 31, 2020, Solitario purchased 24,700 shares of Solitario common stock for an aggregate purchase price of $5,000.  As of December 31, 2021, Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.  The share repurchase plan expired on December 31, 2021 and no additional shares will be purchased under the plan in the future.

December 2021 Equity Offering

On December 6, 2021 Solitario completed the sale of 3,100,000 shares of common stock (the “Shares”), at a price of $0.50 per share (the “Offering”) for net proceeds after expenses of $1,542,000.  Solitario did not engage an underwriter or placement agent for the Offering, and therefore there were no underwriter discounts or commissions or placement agent fees. The sale of the Shares was made through a subscription agreement between Solitario and each respective investor. The Shares were offered and sold pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333-249129). Solitario filed a prospectus supplement, dated December 1, 2021, with the SEC in connection with the sale of the securities in the Offering.  Three of Solitario’s executive officers participated in the Offering, purchasing 50,000 Shares each, on the same terms as the other investors.  The Offering was unanimously approved by Solitario’s Board of Directors and the participation by our executive officers was also unanimously approved by the Audit Committee of the Board of Directors.

13. Subsequent Events

Solitario has evaluated events subsequent to December 31, 2021 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued.

In February of 2022, Solitario entered into a lease agreement (the “Easter Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “Easter Claims”) in the Black Hills region of South Dakota.  The Easter Claims are part of Solitario’s Golden Crest project.  Terms of the Easter Agreement include $10,000 paid upon signing, scheduled annual payments to the underlying owner totaling $180,000 through the tenth anniversary, and $30,000 per year thereafter.  Solitario has agreed to escalating work commitments, at Solitario’s option, on the Easter Claims totaling $660,000 during the first five years of the lease, with the first year totaling $20,000.

In March 2022, we sold 2,650,724 shares of our common stock under the ATM program at a price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The management of Solitario is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  During the fiscal period covered by this report, Solitario's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Solitario’s internal control over financial reporting and the design and operation of Solitario’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation of the effectiveness of our internal control over financial reporting was based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluations, Solitario’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, Solitario’s internal control over financial reporting is effective and that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Solitario in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to Solitario’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in internal control over financial reporting during the three months ended December 31, 2021.

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

Item 9B. Other Information

          None

Item 9B. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

          Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required under Item 10 is incorporated herein by reference to the information set forth in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 pursuant to Section 14(a) of the Exchange Act (the "2022 Proxy").

Item 11. Executive Compensation

          The information required under Item 11 is incorporated herein by reference to the information set forth in the 2022 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information with respect to Item 12 is incorporated herein by reference to the information set forth in the 2022 Proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information with respect to Item 13 is incorporated herein by reference to the information set forth in the 2022 Proxy.

Item 14.  Principal Accounting Fees and Services

          The information required under Item 14 is incorporated herein by reference to the information set forth in the 2022 Proxy.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

          The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

          The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

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

SOLITARIO ZINC CORP.

Date: March 30, 2022	By:	/s/ James R. Maronick
Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature		Title	Date

/s/
	Christopher E. Herald, Chief Executive Officer		Principal Executive Officer and Director	March 30, 2022

/s/
	James R. Maronick, Chief Financial Officer		Principal Financial and Accounting Officer	March 30, 2022
| | | | | | | | | | | | | | |
/s/
John Labate
A majority of
	/s/		the Board of	March 30, 2022
	Brian Labadie		Directors

/s/
James Hesketh

/s/
Gil Atzmon

/s/
Joshua D. Crumb

By:	/s/
James R. Maronick, Attorney-in-fact

INDEX TO EXHIBITS

Description

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp., as amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1	Form of Common Stock Certificate of Solitario Zinc (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Solitario’s Form 10-K filed on March 2, 2020)

10.1#	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 20, 2013)

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

10.7#	First Amendment to the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 29, 2017)

10.8	At The Market Offering Agreement between Solitario Zinc Corp. and H.C. Wainwright & Co., LLC, dated February 2, 2021 (incorporated by reference to Solitario’s Form 8-K filed on February 2, 2021)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

21.1*	Subsidiaries of Solitario Zinc Corp.

23.1*	Consent of Plante & Moran, PLLC

23.2*	Consent of Donald E Hulst with respect to the Technical Report Summary of the Florida Canyon Project

23.3*	Consent of Sarah Milne with respect to the Technical Report Summary of the Florida Canyon Project

23.4*	Consent of Donald E Hulst with respect to the Technical Report Summary of the Lik Project

23.5*	Consent of Christopher Emanuel with respect to the Technical Report Summary of the Lik Project

23.6*	Consent of Mark Shutty with respect to the Technical Report Summary of the Lik Project

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1*	Technical Report Summary for the Florida Canyon Project

96.2*	Technical Report Summary for the Lik Project

101*

The following materials from the  Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements.

* Filed herewith

# Designates a management contract, or a compensatory plan or arrangement.

