Form 10-Q
period 2022-03-31
SOLITARIO ZINC CORP.
filed 2022-05-04
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

 There were 64,768,873 shares of $0.01 par value common stock outstanding as of May 4, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of U.S. dollars, except share and per share amounts)	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$345	$462
Short-term investments	6,614	5,087
Investments in marketable equity securities, at fair value	1,413	1,307
Prepaid expenses and other	317	303
Total current assets	8,689	7,159

Mineral properties	16,316	16,306
Other assets	136	154
Total assets	$25,141	$23,619

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$230	$239
Operating lease liability	37	37
Total current liabilities	267	276

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	25	35
Total long-term liabilities	150	160

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2022 and December 31, 2021)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (64,760,123 and 62,036,399 shares, respectively, issued and outstanding at March 31, 2022 and December 31, 2021)	648	620
Additional paid-in capital	74,550	72,523
Accumulated deficit	(50,474)	(49,960)
Total shareholders’ equity	24,724	23,183
Total liabilities and shareholders’ equity	$25,141	$23,619

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2022	2021
Costs, expenses and other:
Exploration expense	$226	$147
Depreciation	8	5
General and administrative	387	280
Total costs, expenses and other	621	432
Other (loss) income
Interest and dividend income	27	31
Other income	-	10
Loss on derivative instruments	(1)	(3)
(Loss) gain on sale of marketable equity securities	(81)	13
Unrealized loss on short-term investments	(51)	(25)
Unrealized gain (loss) on marketable equity securities	213	(122)
Total other loss	107	(96)
Net loss	$(514)	$(528)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	62,728	58,254

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(514)	$(528)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	8	5
Amortization of right of use lease asset	10	10
Unrealized (gain) loss of marketable equity securities	(213)	122
Unrealized loss on short-term investments	51	25
Employee stock option expense	13	28
Loss (gain) on sale of marketable equity securities	81	(13)
Loss on derivative instruments	1	3
Other income PPP loan forgiveness	-	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14)	2
Accounts payable and other current liabilities	(20)	(26)
Net cash used in operating activities	(597)	(382)
Investing activities:
(Purchase) sale of short-term investments, net	(1,578)	938
Cash from sale of marketable equity securities	26	78
Purchase of mineral properties	(10)	-
Net cash (used in) provided by investing activities	(1,562)	1,016
Financing activities:
Issuance of common stock, net	2,023	98
Stock options exercised	19	67
Net cash provided by financing activities	2,042	165

Net (decrease) increase in cash and cash equivalents	(117)	799
Cash and cash equivalents, beginning of period	462	605
Cash and cash equivalents, end of period	$345	$1,404

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

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties.  Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2022 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2022.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2021.  The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial condition.

Solitario’s business still could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics.  Solitario has recommended all of its employees and contractors follow government guidelines for health and safety policies for employees and contractors, including encouraging tele-commuting and working from home where possible.  Solitario has evaluated the effects of COVID-19 on its operations and taken pro-active steps to address the impacts on its operations, including at times reducing costs, in response to the economic uncertainty associated with potential risks from COVID-19.  These prior cost reductions included implementing salary reductions and evaluating and reducing certain planned 2021 exploration programs through its joint venture partners at the Florida Canyon and Lik exploration projects.  Also, Solitairo has evaluated the potential impacts on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods.  Solitario will continue to monitor the effects of COVID-19 on its operations, financial condition and liquidity.  However, the extent to which COVID-19 impacts Solitario’s business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of any new outbreak and the actions taken to contain or treat the COVID-19 pandemic.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.  As of March 31, 2022, $309,000 of Solitario’s cash are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of March 31, 2022, Solitario has $6,015,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 19 months.  In addition, at March 31, 2022, Solitario has three bank certificates of deposits (“CD’s”) with face values between $100,000 and $250,000 recorded at their total fair value of $599,000.  The CD’s have maturities of one month to nine months.  The USTS and CD’s are recorded at their fair value, based upon quoted market prices.  The USTS are not covered under the FDIC insurance rules for United States deposits.  Solitario’s USTS and CD’s are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Financial statement classification

                Solitario separately shows its classification of changes in the fair value of its short-term investment in USTS and CD’s as unrealized gain or loss on short-term investments in the statement of operations rather than a portion of interest and dividend income (net).  During the three months ended March 31, 2022 and 2021 the non-cash decrease in the fair value of its short-term investments, due primarily to changes in interest rates on held securities, was $51,000 and $25,000, respectively.  The 2021 income statement and cash flows have been reclassified for comparability to the 2022 presentation.  Total other income (expense) and net cash used in operations in 2021 was not impacted by the reclassification.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2022 and 2021.  Potentially dilutive shares related to outstanding common stock options of 5,440,000 and 5,437,650, respectively, for the three months ended March 31, 2022 and 2021 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

 The following table details Solitario’s investment in Mineral Properties:

(in thousands)	March 31,	December 31,
	2022	2021
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	705	695
Total exploration mineral properties	$16,316	$16,306

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2022	2021
Geologic and field expenses	$194	$125
Administrative	32	22
Total exploration costs	$226	$147

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

At March 31, 2022 and December 31, 2021 Solitario owns the following marketable equity securities:

	March 31 2022		December 31 2021
	shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp	100,000	$588	100,000	$581
Vendetta Mining Corp.	8,500,000	442	9,000,000	356
Vox Royalty Corp.	134,055	383	134,055	370

Total		$1,413		$1,307

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2022	December 31, 2021
Marketable equity securities at cost	$1,597	$1,704
Cumulative unrealized loss on marketable equity securities	(184)	(397)
Marketable equity securities at fair value	$1,413	$1,307

The following table represents changes in marketable equity securities during the three months ended March 31, 2022 and 2021:

(in thousands)	Three months ended March 31,
	2022	2021
Cost of marketable equity securities sold	$107	$65
Realized (loss) gain on marketable equity securities sold	(81)	13
Proceeds from the sale of marketable equity securities sold	(26)	(78)
Net gain (loss) on marketable equity securities	132	(109)
Change in marketable equity securities at fair value	$106	$(187)

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Three months ended March 31,
	2022	2021
Unrealized gain (loss) on marketable securities	$213	$(122)
Realized (loss) gain on marketable equity securities sold	(81)	13
Net gain (loss) on marketable securities	$132	$(109)

During the three months ended March 31, 2022, Solitario sold 500,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock for proceeds of $26,000 and recorded a loss on sale of $81,000 on the date of sale. During the three months ended March 31, 2021, Solitario sold (i) 1,010,000 shares of Vendetta common stock for proceeds of $51,000 and recorded a loss on sale of $2,000; (ii) 287,000 shares of TNR Gold Corp. common stock for proceeds of $18,000 and recorded a gain on sale of $13,000 and (iii) 3,200 shares of Vox Royalty Corp. (“Vox”) for proceeds of $9,000 and recorded a gain on sale of $2,000.

4. Leases

Solitario accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. During the three months ended March 31, 2021, Solitario entered into a new lease for the same facility under the WR Lease (both the prior and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $99,000. The WR Lease is classified as an operating lease and has a term of 19 months at March 31, 2022, with no renewal option. At March 31, 2022 and December 31, 2021, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three months ended March 31, 2022 and 2021, Solitario recognized $10,000 and $10,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three months ended March 31, 2022 and 2021, cash lease payments of $11,000 and $7,000, respectively, were made on the WR Lease. These cash payments, less $1,000 of imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2022:

Future lease payments (in thousands)

2022	29
2023	36
Total lease payments	65
Less the portion of lease payments representing interest	(3)
Present value of lease payments	$62

Supplemental cash flow information related to our operating lease was as follows for the three months ended March 31, 2022 and 2021:

(in thousands)	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$11	$7
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities -net	$-	$99

5. Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2022	2021
Furniture and fixtures, net of accumulated depreciation	$64	$65
Lik project equipment, net of accumulated depreciation	5	10
Office lease asset	61	72
Vendetta warrants	2	3
Exploration bonds and other assets	4	4
Total other	$136	$154

Vendetta Warrants

On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000. Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”). Each Vendetta Warrant entitles the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years. On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, based upon (i) the fair value of the Vendetta common shares received, based upon the quoted market price for Vendetta common shares and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model. During the three months ended March 31, 2022 and 2021, Solitario charged loss on derivative instruments $1,000 and $3,000, respectively, for the change in the fair value of the Vendetta Warrants based upon a Black Scholes model.

6. Fair Value

Solitario accounts for its financial instruments under ASC 820. For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in USTS, CD’s, and marketable equity securities are carried at their estimated fair value based on quoted market prices. During the three months ended March 31, 2022 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,614	$-	$-	$6,614
Marketable equity securities	$1,413	$-	$-	$1,413
Vendetta Warrants	$-	$2	$-	$2

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

At both March 31, 2022 and December 31, 2021, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2022 and 2021, Solitario recorded no deferred tax expense.

8. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska.  See Note 2, “Mineral Properties,” above.

Solitario leases office space under the WR Lease which provides for total minimum rent payments of $65,000 through October of 2023.

9. Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”).  Under the terms of the 2013 Plan, as amended, a total of 5,750,000 shares of Solitario common stock were reserved for awards to directors, officers, employees and consultants.  Awards granted under the 2013 Plan may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.  The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.

As of March 31, 2022, and December 31, 2021 there were options outstanding that are exercisable to acquire 5,440,000 and 5,513,000, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.77 per share.  During the three months ended March 31, 2022 and 2021, Solitario did not grant any options.  During the three months ended March 31, 2022, options for 73,000 shares were exercised with an average exercise price of $0.26 per share for proceeds of $19,000.  During the three months ended March 31, 2021, options for 120,350 shares were exercised with an average exercise price of $0.56 per share for proceeds of $67,000.  During the three months ended March 31, 2022 and 2021, Solitario recorded stock option compensation expense of $13,000 and $28,000, respectively.  At March 31, 2022, the total unrecognized stock option compensation cost related to non-vested options is $67,000 and is expected to be recognized over a weighted average period of 18 months.

10. Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2022:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183
Stock option expense	-	-	13	-	13
Issuance of shares – ATM, net	2,650,724	27	1,996	-	2,023
Issuance of shares - option exercises	73,000	1	18	-	19
Net loss	-	-	-	(514)	(514)
Balance at March 31, 2022	64,760,123	$648	$74,550	$(50,474)	$24,724

Shareholders’ Equity for the three months ended March 31, 2021:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	58,108,366	581	$70,514	$(47,593)	$23,502
Stock option expense	-	-	28	-	28
Issuance of shares – ATM, net	150,400	2	96	-	98
Issuance of shares - option exercises	120,350	1	66	-	67
Net loss	-	-	-	(528)	(528)
Balance at March 31, 2021	58,379,116	$584	$70,704	$(48,121)	$23,167

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

During the three months ended March 31, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.  During the three months ended March 31, 2021, Solitario sold an aggregate of 150,400 shares of common stock under the ATM Agreement at an average price of $1.21 per share for net proceeds of $177,000 after commissions and sale expenses. During the three months ended March 31, 2021, Solitario recorded $79,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

Share Repurchase Program

On October 28, 2015, Solitario’s Board of Directors approved a share repurchase program that authorized Solitario to purchase up to two million shares of its outstanding common stock.  Solitario did not purchase any shares under the share repurchase plan during the three months ended March 31, 2022 and 2021.  Solitario has purchased a total of 994,000 shares for an aggregate purchase price of $467,000 under the share repurchase program since its inception.  The share repurchase plan expired on December 31, 2021, and no additional shares will be purchased under the plan in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2021 and 2020, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2021.  Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.  Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests.  Currently our primary focus is the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties.  We hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves.  Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.  In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

In analyzing our activities, the most significant aspect of our business relates to results of our exploration and potential development activities and those of our joint venture partners on a property-by-property basis.  When our exploration or potential development activities, including drilling, sampling and geologic testing, indicate a project may not be economically feasible or contain sufficient geologic or economic potential we may impair or completely write-off the property.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At March 31, 2022, we consider our carried interest in the Florida Canyon project in Peru, our interest in the Lik project in Alaska, and our Golden Crest project in South Dakota to be our core mineral property assets.  We are conducting exploration activities in Peru and the United States both on our own and through joint ventures operated by our partners in Peru and the United States, respectively.  We also conduct potential acquisition evaluations in other countries located in South and North America.

We have recorded revenue in the past from the sale of mineral properties, however, revenues and / or proceeds from the sale or joint venture of properties or assets, although generally significant when they have occurred in the past, have not been a consistent source of revenue and would only occur in the future, if at all, on an infrequent basis.  We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures.  Although we anticipate that the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

As of March 31, 2022, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, (ii) fund costs and activities intended to further the exploration at our Florida Canyon project, (iii) fund costs and activities to further our Golden Crest project; (iv) conduct reconnaissance exploration and (v) potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of March 31, 2022, we do not expect the effects of COVID-19 or other pandemics to have a material effect on Solitario’s planned activities related to the exploration of its Lik, Florida Canyon and Golden Crest projects.  However, going forward for the remainder of 2022, we will continue to monitor planned activities for 2022 at Golden Crest, Florida Canyon and Lik.  The extent to which COVID-19 or other pandemics impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time.  Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

 (b) Results of Operations

Comparison of the quarter ended March 31, 2022 to the quarter ended March 31, 2021.

We had a net loss of $514,000 or $0.01 per basic and diluted share for the three months ended March 31, 2022 compared to a net loss of $528,000 or $0.01 per basic and diluted share for the three months ended March 31, 2021.  As explained in more detail below, the primary reasons for the decrease in the net loss in the three months ended March 31, 2022 compared to the loss in the three months ended March 31, 2021 was the recording of an unrealized gain on marketable equity securities of $213,000 during the three months ended March 31, 2022 compared to an unrealized loss on marketable equity securities of $122,000 during the three months ended March 31, 2021.  Partially offsetting this decrease in the net loss were (i) an increase in exploration expense to $226,000 during the three months ended March 31, 2022 compared to exploration expense of $147,000 during the three months ended March 31, 2021; (ii) an increase in general and administrative costs to $387,000 during the three months ended March 31, 2022 compared to general and administrative costs of $280,000 during the three months ended March 31, 2021; (iii) a reduction in interest income to $27,000 during the three months ended March 31, 2022 compared to interest income of $31,000 during the three months ended March 31, 2021; (iv) a loss on the sale of marketable equity securities of $81,000 during the three months ended March 31, 2022 compared to a gain on the sale of marketable equity securities of $13,000 during the three months ended March 31, 2021; (v) an unrealized loss on short-term investments of $51,000 recorded during the three months ended March 31, 2022 compared to an unrealized loss on short-term investments of $25,000 recorded during the three months ended March 31, 2021 and (vi) other income of $10,000 from the forgiveness and cancellation of the Paycheck Protection Program loan during the three months ended March 31, 2021, with no similar item in the three months ended March 31, 2022.  Each of the major components of these items is discussed in more detail below.

                Our exploration expense increased to $226,000 during the three months ended March 31, 2022 compared to exploration expense of $147,000 during the three months ended March 31, 2021.  The increase was primarily as a result of (i) an increase in expenses at our Golden Crest project to $127,000 during the three months ended March 31, 2022 with no similar expenditure during 2021; (ii) a slight increase in exploration costs at our Lik project in Alaska to $4,000 during the three months ended March 31, 2022 compared to $1,000 during the three months ended March 31, 2021; and (iii) an increase reconnaissance exploration expenses to $95,000 during the three months ended March 31, 2022 compared to reconnaissance exploration expenses of $87,000 during the three months ended March 31, 2021.  These increased expenditures were offset by (i) $50,000 related to our Florida Canyon project in Peru, where we substantially completed a 43-101 resource update during the three months ended March 31, 2021 compared to no Florida Canyon project costs during the three months ended March 31, 2022 and (ii) we performed certain initial exploration evaluation expenses of $9,000 during the three months ended March 31, 2021 at our former Gold Coin project in Arizona compared to no Gold Coin costs during the three months ended March 31, 2022 as we dropped the project during 2021;  Our exploration expenditures are normally lower during the first quarter of our fiscal year as a result of weather limitations.  During the three months ended March 31, 2022 we had two contract geologists at our Golden Crest project along with two full-time staff and several part-time employees at our Golden Crest project.  Our Denver personnel spent a majority of their time on reconnaissance exploration activities described above and related matters.  Our 2022 total exploration and development budget is approximately $2,350,000, which reflects a significant increase in the anticipated activities at the Golden Crest project as well as a proposed exploration and drilling program at Lik.  The proposed 2022 budget does not reflect any costs for drilling the Golden Crest project or any exploration costs for projects or assets we may acquire during 2022.  Our planned exploration activities in 2022 may be modified, as necessary for any drilling programs we may undertake at Golden Crest or projects we may acquire.  Changes may occur to our planed 2022 exploration expenditures related to any number of factors including COVID-19 adjustments and delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital. We expect our full-year exploration expenditures for 2022 to be above the exploration expenditures for full-year 2021.

Exploration expense (in thousands) by project for the three months ended March 31, 2022 and 2021 consisted of the following:

	March 31,	March 31,
Project Name	2022	2021
Golden Crest	$127	$-
Florida Canyon	-	50
Lik	4	1
Gold Coin	-	9
Reconnaissance	95	87
Total exploration expense	$226	$147

General and administrative costs, excluding stock option compensation costs, discussed below, were $374,000 during the three months ended March 31, 2022 compared to $252,000 during the three months ended March 31, 2021.  The major components of these costs were related to (i) salaries and benefit expense of $119,000 during the three months ended March 31, 2022 compared to salary and benefit costs of $58,000 during the three months ended March 31, 2021, primarily due to a bonus of $15,000 paid to our each of our three officers during the three months ended March 31, 2022 with no similar bonus during the three months ended March 31, 2021; (ii) legal and professional expenditures of $132,000 during the three months ended March 31, 2022, compared to $68,000 during the three months ended March 31, 2021, with the increase primarily related to increased costs for accounting services, including work performed on our SK-1300 mineral reserve reports and increased legal fees related to our Golden Crest project during the three months ended March 31, 2022; (iii) office rent and expenses of $20,000 during the three months ended March 31, 2022, compared to $20,000 during the three months ended March 31, 2021; and (iv) travel and shareholder relation costs of $103,000 during the three months ended March 31, 2022 compared to $106,000 during the three months ended March 31, 2021.  We anticipate the full-year general and administrative costs will be higher for 2022 compared to 2021 primarily due to increased activity at both our Golden Crest and Lik projects.

We recorded $13,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2022 compared to $28,000 of stock option compensation expense during the three months ended March 31, 2021.  The lower costs in 2022 related to the grant date fair value of certain option grants which became fully vested during 2021 and were no longer being amortized during 2022.  These non-cash charges for the amortization of grant date fair values are related to vesting of stock options outstanding during the three months ended March 31, 2022 and 2021.  See Note 9, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

During the three months ended March 31, 2022, we sold 500,000 shares of Vendetta common stock for proceeds of $26,000 and recorded a loss on sale of marketable equity securities of $81,000. During the three months ended March 31, 2021, we sold various shares of our of marketable equity securities for proceeds of $78,000 and recorded a gain on sale of marketable equity securities of $13,000.  See Note 3 “Marketable Equity Securities” above to the condensed consolidated financial statements for a discussion of the sale of Marketable Equity Securities.  We may sell additional shares of our holdings of marketable equity securities during the remainder of 2022; however, we do not expect sales of marketable equity securities to be a significant source of cash for the year ended December 31, 2022.

We recorded an unrealized gain on marketable equity securities of $213,000 during the three months ended March 31, 2022 compared to an unrealized loss on marketable equity securities of $122,000 during the three months ended March 31, 2021. The gain during the three months ended March 31, 2022 was primarily related to an increase in the value of our holdings, after the sales of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross Gold Corp. (“Kinross”) common stock, which increased from a fair value of $581,000 at December 31, 2021 to a fair value of $588,000 at March 31, 2022; (ii) 134,055 shares of Vox common stock, which increased from a fair value of $370,000 at December 31, 2021 to a fair value of $383,000 at March 31, 2022; (iii) 8,500,000 shares of Vendetta common stock, which increased from a fair value of $356,000 at December 31, 2021 to a fair value of $442,000 at March 31, 2022; and the transfer of $81,000 of realized loss on the sale of 500,000 shares of Vendetta common stock, discussed above, the combination of which accounted for the bulk of the unrealized loss on marketable equity securities during the quarter ended March 31, 2022.

We recorded interest income of $27,000 during the three months ended March 31, 2022 compared to interest income of $31,000 during the three months ended March 31, 2021.  This reduction was primarily due to a decrease in the interest earned on our short-term investments in USTS as a result of a decrease in the total amount of outstanding short-term investments during the bulk of the time during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.  We did add $1,578,000, net, to our USTS holdings near the end of the three months ended March 31, 2022, which did not result in any significant interest income during 2022.  We anticipate our interest income will decrease in 2022 compared to 2021 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above.  See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized loss on our short-term investments of $51,000 during the three months ended March 31, 2022 compared to an unrealized loss on our short-term investments of $25,000 during the three months ended March 31, 2021 primarily due to an increase in market interest rates on USTS, which reduces the quoted fair value of our existing USTS and to a lesser degree our CD’s.  These changes in interest rates are related to many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS or CD’s at the time we acquire these short term investments, to the extent we hold the investments to maturity.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During the three months ended March 31, 2022 and 2021, we recorded no property impairments.

At March 31, 2022 and 2021, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2022 or 2021.  As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2022.  In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru.  We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash

As of March 31, 2022, we had $345,000 in cash.  We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and for the potential acquisition of additional mineral properties and other assets over the next several years.

Short-term Investments

As of March 31, 2022, we had $6,614,000 in short-term investments.  As of March 31, 2022, we had $6,015,000 of our current assets in USTS with maturities of 15 days to 19 months.  In addition, as of March 31, 2022 we had three CD’s with face values between $100,000 and $250,000, recorded at their total fair value of $599,000.  The USTS and CD’s are recorded at their fair value, based upon quoted market prices.  We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2022.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities.  At March 31, 2022, we owned (i) 8,500,000 shares of Vendetta common stock with a fair value of $442,000; (ii) 100,000 shares of Kinross common stock with a fair value of $588,000; and (iii) 134,055 shares of Vox common stock with a fair value of $383,000.  All of our marketable equity securities are carried at their fair values based upon quoted market prices.  During the three months ended March 31, 2022 and 2021 we sold certain portions of our marketable equity securities for proceeds of $26,000 and $78,000, respectively and realized a (loss) gain on sale of marketable equity securities of ($81,000) and $13,000, respectively.  We anticipate we may sell some of our marketable equity securities during the remainder of 2022 depending upon cash needs and market conditions.

Working Capital

We had working capital of $8,422,000 at March 31, 2022 compared to working capital of $6,883,000 as of December 31, 2021.  Our working capital at March 31, 2022 consists primarily of our cash and cash equivalents, our investment in USTS and CD’s, our investment in marketable equity securities of $1,413,000, and other current assets of $317,000, less our accounts payable of $230,000 and other current liabilities of $37,000.  As of March 31, 2022, we believe our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of March 31, 2022, and December 31, 2021 there were options outstanding to acquire 5,440,000 and 5,513,000, respectively, shares of Solitario common stock.  The outstanding options have exercise prices between $0.20 per share and $0.77 per share.  During the three months ended March 31, 2022, options for 73,000 shares were exercised with an average exercise price of $0.26 per share for proceeds of $19,000.  During the three months ended March 31, 2021, options for 120,350 shares were exercised with an average exercise price of $0.56 per share for proceeds of $67,000.  Options for 2,360,000 shares of Solitario Common Stock, with an exercise price of $0.77 per share, expire in August 2022.  Unless the quoted market price of a share of our common stock exceeds $0.77 per share prior to the exercise date of these shares, we do not anticipate the exercise of options will be a significant source of cash flow during the remainder of 2022.

At the Market Offering Agreement

On February 2, 2021, Solitario entered into the ATM Agreement with Wainwright, under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million.  During the three months ended March 31, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds after commissions and expenses of approximately $2,023,000.  During the three months ended March 31, 2021, Solitario sold an aggregate of 150,400 shares of common stock under the ATM Agreement at an average price of $1.21 per share of common stock for net proceeds after commissions and expenses of approximately $177,000.  During the three months ended March 31, 2021, Solitario recorded $79,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

 (d) Cash Flows

Net cash used in operations during the three months ended March 31, 2022 increased to $597,000 compared to $382,000 of net cash used in operations for the three months ended March 31, 2021 primarily as a result of (i) an increase in exploration expense to $226,000 during the three months ended March 31, 2022 compared to exploration expense of $147,000 during the three months ended March 31, 2021 (ii) an increase in non-stock option general and administrative expense to $374,000 during the three months ended March 31, 2022 compared to $252,000 during the three months ended March 31, 2021, discussed above (iii) a use of cash of $20,000 for the reduction of accounts payable and other liabilities during the three months ended March 31, 2022 compared to a use of cash from a decrease in accounts payable and other liabilities of $26,000 during the three months ended March 31, 2021; (iv) a decrease in interest income during the three months ended March 31, 2022 to $27,000 compared to interest income of $31,000 during the three months ended March 31, 2021; and (v) a use of cash of $14,000 for an increase in prepaid and other current assets during the three months ended March 31, 2022 compared to a provision of cash from a decrease in prepaid expenses and other current assets of $2,000 during the three months ended March 31, 2021.  Based upon projected expenditures in our 2022 budget, we anticipate continued use of funds from operations through the remainder of 2022, primarily for exploration related to our Golden Crest and Lik projects and reconnaissance exploration.  See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2022, we used $1,562,000 in cash from investing activities compared to $1,016,000 of cash provided from investing activities during the three months ended March 31, 2021.  The primary use of the cash during the three months ended March 31, 2022 was for the net purchase of $1,578,000 in short-term investments from the proceeds of our sales of our common stock under our ATM program compared to the net sale of $938,000 of short-term investments during the three months ended March 31, 2021.  In addition, during the three months ended March 31, 2022 and 2021 we sold marketable equity securities for proceeds of $26,000 and $78,000, respectively as discussed above in Note 3, “Marketable Equity Securities” to the condensed consolidated financial statements.  We may sell additional marketable equity securities during the remainder of 2022, as discussed above, however, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2022.  We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2022.  Any potential mineral property acquisition or strategic corporate investment during the remainder of 2022 could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the three months ended March 31, 2022, and 2021 we received net cash of $2,023,000 and $98,000, respectively, from the issuance of common stock under the ATM Program.  In addition, during the three months ended March 31, 2022 and 2021 we received $19,000 and $67,000, respectively, from the issuance of common stock from the exercise of stock options, discussed above in Note 9, “Employee Stock Compensation Plans” to the condensed consolidated financial statements.

(e) Mineral Resources

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

 Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

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

(f) Off-balance sheet arrangements

As of March 31, 2022, and December 31, 2021 we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2022.  As of March 31, 2022, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2022 and 2021.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the three months ended March 31, 2022.

(j) Related Party Transactions

As of March 31, 2022, and for the three months ended March 31, 2022, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(k) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;

•	Our estimates of the value and recovery of our mineral resources.

•	Our estimates of future exploration, development, general and administrative and other costs;

•	Our ability to realize a return on our investment in the Lik and Golden Crest projects;

•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;

•	Our estimates of fair value of our investment in shares of Vendetta, Vox and Kinross;

•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;

•	The impact of political and regulatory developments;

•	Our future financial condition or results of operations and our future revenues and expenses;

•	Our business strategy and other plans and objectives for future operations; and

•	Risks related to pandemics, including the outbreak of COVID-19.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of March 31, 2022, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

SOLITARIO ZINC CORP.

May 4, 2022	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1	Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

