Form 10-Q
period 2022-09-30
SOLITARIO ZINC CORP.
filed 2022-11-02
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 64,768,873 shares of $0.01 par value common stock outstanding as of November 2, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of U.S. dollars,	September 30,	December 31,
except share and per share amounts)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$244	$462
Short-term investments	4,898	5,087
Investments in marketable equity securities, at fair value	953	1,307
Prepaid expenses and other	37	303
Total current assets	6,132	7,159

Mineral properties	16,692	16,306
Other assets	149	154
Total assets	$22,973	$23,619

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$567	$239
Operating lease liability	42	37
Total current liabilities	609	276

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	4	35
Total long-term liabilities	129	160

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2022 and December 31, 2021)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (64,768,873 and 62,036,399 shares, respectively, issued and outstanding at September 30, 2022 and December 31, 2021)	648	620
Additional paid-in capital	74,809	72,523
Accumulated deficit	(53,222)	(49,960)
Total shareholders’ equity	22,235	23,183
Total liabilities and shareholders’ equity	$22,973	$23,619

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Costs, expenses and other:
Exploration expense	$655	$442	$1,832	$826
Depreciation	7	8	23	20
General and administrative	435	207	1,099	743
Property abandonment and impairment	-	17	-	17
Total costs, expenses and other	1,097	674	2,954	1,606
Other income (loss)
Interest income	29	34	97	100
Other income	20	-	20	10
Loss on derivative instruments	-	(1)	(4)	(34)
Unrealized loss on short-term investments	(22)	(21)	(120)	(77)
Loss on sale of marketable equity securities	-	(89)	(159)	(70)
Unrealized gain (loss) on marketable equity securities	13	50	(142)	(220)
Total other income (loss)	40	(27)	(308)	(291)
Net loss	$(1,057)	$(701)	$(3,262)	$(1,897)
Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	64,769	58,446	64,091	58,377

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(3,262)	$(1,897)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	23	20
Amortization of right of use lease asset	30	30
Unrealized loss on marketable equity securities	142	220
Unrealized loss on short-term investments	120	100
Employee stock option expense	271	104
Gain on sale of marketable equity securities	159	70
Loss on derivative instruments	4	34
Property abandonment and impairment	-	17
Other income	-	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	266	(381)
Accounts payable and other liabilities	299	(30)
Net cash used in operating activities	(1,948)	(1,723)
Investing activities:
Sale of short-term investments, net	69	1,837
Purchase of mineral property	(386)	(458)
Purchase of other assets - net	(49)	(39)
Cash from sale of marketable equity securities	53	104
Sale of derivative instruments – net	-	8
Net cash (used in) provided by investing activities	(313)	1,452
Financing activities:
Issuance of common stock – net of acquisition costs	2,023	137
Stock options exercised for cash	20	83
Net cash provided by financing activities	2,043	220

Net decrease in cash and cash equivalents	(218)	(51)
Cash and cash equivalents, beginning of period	462	605
Cash and cash equivalents, end of period	$244	$554

Supplemental Cash Flow information:
Accrued mineral property acquisition costs included in accounts payable	$-	$60
Acquisition of right to use asset	$-	$99

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

Solitario currently considers its carried interest in the Florida Canyon project in Peru, its interest in the Lik project in Alaska, and its Golden Crest project in South Dakota to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at Florida Canyon.  Solitario is working with its 50% joint venture partner in the Lik deposit, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project.   Solitario is conducting mineral exploration on its Golden Crest project on its own.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2022 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2022.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2021.  The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for an appropriate interim financial statement presentation.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial condition.

Solitario’s business still could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics.  Solitario continues to evaluate the effects of COVID-19 on its operations and at times during the pandemic has taken pro-active steps to address the impacts on its operations, including at times reducing costs, in response to the economic uncertainty associated with potential risks from COVID-19.  These prior cost reductions included implementing salary reductions and evaluating and reducing certain planned 2021 exploration programs through its joint venture partners at the Florida Canyon and Lik exploration projects.  Also, Solitairo has evaluated the potential impacts on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods.  Solitario will continue to monitor the effects of COVID-19 on its operations, financial condition, and liquidity.  However, the extent to which COVID-19 ultimately impacts Solitario’s business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of any new outbreak and the actions taken to contain or treat the COVID-19 pandemic.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.  As of September 30, 2022, $225,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of September 30, 2022, Solitario has $4,650,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 15 days to 15 months.  In addition, at September 30, 2022, Solitario has one bank certificate of deposit (“CD”) with a face value of $250,000 recorded at its fair value of $248,000.  The CD has a maturity of three months.  The USTS and CD are recorded at their fair value, based upon quoted market prices.  The USTS are not covered under the FDIC insurance rules for United States deposits.  Solitario’s USTS and CD are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Financial statement classification

                Solitario separately shows its classification of changes in the fair value of its short-term investment in USTS and CDs as unrealized gain or loss on short-term investments in the statement of operations rather than a portion of interest and dividend income (net).  During the three and nine months ended September 30, 2022 the non-cash decrease in the fair value of Solitario’s short-term investments, due primarily to changes in interest rates on held securities, was $22,000 and $120,000, respectively.  During the three and nine months ended September 30, 2021 the non-cash decrease in the fair value of its short-term investments, due primarily to changes in interest rates on held securities, was $21,000 and $77,000, respectively.  The 2021 income statement and cash flows have been reclassified for comparability to the 2022 presentation.  Total other income (expense) and net cash used in operations in 2021 was not impacted by the reclassification.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2022 and 2021.  Potentially dilutive shares related to outstanding common stock options of 5,431,250 and 5,513,000, respectively, for the nine months ended September 30, 2022 and 2021 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s investment in Mineral Properties:

(in thousands)	September 30,	December 31,
	2022	2021
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,081	695
Total exploration mineral properties	$16,692	$16,306

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Geologic and field expenses	$559	$413	$1,567	$751
Administrative	96	29	265	75
Total exploration costs	$655	$442	$1,832	$826

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

At September 30, 2022 and December 31, 2021 Solitario owns the following marketable equity securities:

	September 30, 2022		December 31, 2021
	shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp	100,000	$376	100,000	$581
Vendetta Mining Corp.	8,000,000	291	9,000,000	356
Vox Royalty Corp.	134,055	286	134,055	370
Highland Silver Corp.	200,000	-		-
Total		$953		$1,307

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2022	December 31, 2021
Marketable equity securities at cost	$1,492	$1,704
Cumulative unrealized loss on marketable equity securities	(539)	(397)
Marketable equity securities at fair value	$953	$1,307

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of marketable equity securities sold	$-	$105	$212	$174
Realized loss on marketable equity securities sold	-	(89)	(159)	(70)
Proceeds from the sale of marketable equity securities sold	-	(16)	(53)	(104)
Net (gain) loss on marketable equity securities	13	(39)	(301)	(290)
Change in marketable equity securities at fair value	$13	$(55)	$(354)	$(394)

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss) on marketable securities	$13	$50	$(142)	$(220)
Realized loss on marketable equity securities sold	-	(89)	(159)	(70)
Net (gain) loss on marketable securities	$13	$(39)	$(301)	$(290)

During the nine months ended September 30, 2022, Solitario sold 1,000,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock for proceeds of $53,000 and recorded a loss on sale of $159,000 on the date of sale. Solitario did not sell any marketable equity securities during the three months ended September 30, 2022.

During the three months ended September 30, 2021, Solitario sold 500,000 shares of Vendetta common stock for proceeds of $16,000 and recorded a loss on sale of $89,000. During the nine months ended September 30, 2021, Solitario sold (i) 1,510,000 shares of Vendetta common stock for proceeds of $69,000 and recorded a loss on sale of $91,000; (ii); 430,000 shares of TNR Gold Corp. common stock for proceeds of $26,000 and recorded a gain on sale of $19,000, and (iii) 3,200 shares of Vox Royalty Corp. (“Vox”) for proceeds of $9,000 and recorded a gain on sale of $2,000.

Other Income:

During the three months ended September 30, 2022, Solitario sold rights to certain exploration data on a non-owned mineral property upon which Solitario had previously done exploration activities. The data was sold to Highland Silver Corp., a Canadian exploration company (“Highland”) for $20,000 cash and 200,000 shares of Highland common stock. The Highland common stock carried a restrictive legend and was not available for trade on the date of the sale and no value was assigned to the common stock. Solitario recorded $20,000 of other income on the date of the sale. Any future changes to the value of the Highland common stock owned by Solitario will be recorded as changes in value of marketable equity securities.

4. Leases

Solitario accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. Solitario has no other material operating lease costs. During the nine months ended September 30, 2021, Solitario entered into a new lease for the same facility (both the prior lease and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $99,000. The WR Lease is classified as an operating lease and has a term of 13 months through October 31,2023at September 30, 2022, with no renewal option. At September 30, 2022 and December 31, 2021, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three and nine months ended September 30, 2022, cash lease payments of $11,000 and $29,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2021, cash lease payments of $11,000 and $28,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2022, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2021, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital.

The maturities of Solitario’s lease liability for its WR Lease are as follows at September 30, 2022:

Future lease payments (in thousands)

2022	$11
2023	36
Total lease payments	47
Less amount of payments representing interest	(1)
Present value of lease payments	$46

Supplemental cash flow information related to our operating lease was as follows for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from the WR Lease payments	$11	$10	$29	$27
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$-	$-	$-	$99

5 Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31,
	2022	2021
Furniture and fixtures, net of accumulated depreciation	$103	$65
Lik project equipment, net of accumulated depreciation	-	10
Office lease asset	42	72
Vendetta warrants	-	3
Exploration bonds and other assets	4	4
Total other	$149	$154

6. Derivative Instruments

Vendetta Warrants

                On July 31, 2019, Solitario purchased 3,450,000 Vendetta units for a total of $233,000.  Each Vendetta unit consisted of one share of Vendetta common stock and one Vendetta warrant (the “Vendetta Warrants”).  Each Vendetta Warrant entitled the holder to purchase one additional share of Vendetta common stock for a purchase price of Cdn$0.13 per share for a period of three years.  The Vendetta Warrants expired unexercised on July 31, 2022.  On the purchase date Solitario recorded marketable equity securities of $165,000 for the Vendetta shares acquired and $68,000 for the Vendetta Warrants based upon an allocation of the purchase price of the Vendetta units, determined by (i) the fair value of the Vendetta common shares received based upon the quoted market price for Vendetta common shares. and (ii) the fair value of Vendetta Warrants based upon a Black Scholes model.   During the three and nine months ended September 30, 2022, Solitario charged loss on derivative instruments of $0 and $4,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.   During the three and nine months ended September 30, 2021, Solitario charged loss on derivative instruments of $2,000 and $42,000, respectively, for the change in the fair value of the Vendetta Warrants based on a Black Scholes model.

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year, and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.  Solitario did not sell any covered calls during the three and nine months ended September 30, 2022.   During the nine months ended September 30, 2021, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $8,000 and recorded a gain on derivative instruments related to those covered calls of $1,000 and $8,000, respectively.

7. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement.  During the nine months ended September 30, 2022, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$4,898	$-	$-	$4,898
Marketable equity securities	$953	$-	$-	$953

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

At both September 30, 2022 and December 31, 2021, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2022 and 2021, Solitario recorded no deferred tax expense.

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

As of September 30, 2022 there were options outstanding that are exercisable to acquire 5,431,250 shares of Solitario common stock, with exercise prices between $0.20 and $0.60 per share.  As of December 31, 2021 there were options outstanding that are exercisable to acquire 5,513,000 shares of Solitario common stock, with exercise prices between $0.20 and $0.77 per share.

During the three and nine months ended September 30, 2022, Solitario granted options to acquire 2,360,000 shares of Solitario common stock.  The options have an exercise price of $0.60 per share, a five-year term and a grant date fair value of $876,000 based upon a Black-Scholes model, with a 73% volatility and a 3.4% risk-free interest rate.  During the nine months ended September 30, 2022, options for 81,750 shares were exercised with an average exercise price of $0.24 per share for proceeds of $20,000.  No options were exercised during the three months ended September 30, 2022.

During the nine months ended September 30, 2021, Solitario granted 140,000 options with an average exercise price of $0.68 per share, a five-year term and a grant date fair value of $58,000 based upon a Black-Scholes model, with a 76% volatility and a 0.9% risk-free interest rate.  During the nine months ended September 30, 2021, options for 185,000 shares were exercised with an average exercise price of $0.45 per share for proceeds of $83,000.  There were no options granted or exercised during the three months ended September 30, 2021.

During the three and nine months ended September 30, 2022, Solitario recorded stock option compensation expense of $245,000 and $271,000, respectively.  During the three and nine months ended September 30, 2021, Solitario recorded stock option compensation expense of $32,000 and $104,000, respectively.  At September 30, 2022, the total unrecognized stock option compensation cost related to non-vested options was $685,000 and is expected to be recognized over a weighted average period of 34 months.

11. Shareholders’ Equity

Shareholders’ Equity for the nine months ended September 30, 2022:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183
Stock option expense	-	-	271	-	271
Issuance of shares – ATM, net	2,650,724	27	1,996	-	2,023
Issuance of shares - option exercises	81,750	1	19	-	20
Net loss	-	-	-	(3,262)	(3,262)
Balance at September 30, 2022	64,768,873	$648	$74,809	$(53,222)	$22,235

Shareholders’ Equity for the nine months ended September 30, 2021:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	58,108,366	581	$70,514	$(47,593)	$23,502
Stock option expense	-	-	104	-	104
Issuance of shares – ATM, net	340,400	3	134	-	137
Issuance of shares - option exercises	185,000	2	81	-	83
Net loss	-	-	-	(1,897)	(1,897)
Balance at September 30, 2021	58,633,766	$586	$70,833	$(49,490)	$21,929

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

During the nine months ended September 30, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.  Solitario did not sell any shares under the ATM Agreement during the three months ended September 30, 2022.  During the three and nine months ended September 30, 2021, Solitario sold an aggregate of 190,000 and 340,400 shares of common stock, respectively, under the ATM Program at an average price of $0.55 and $0.82 per share, respectively, for net proceeds of $104,000 and $137,000, respectively, after commissions, sale and one-time expenses.

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

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests.   Currently our primary focus is the acquisition and exploration of precious metals, zinc and other base metal exploration mineral properties.  However, we continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves.  Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property.  In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At September 30, 2022, we consider our Golden Crest project in South Dakota, our carried interest in the Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets.  We are conducting exploration activities the United States on our own at Golden Crest and through joint ventures operated by our partners in Peru at the Florida Canyon project and in Alaska at the Lik project.  We also conduct potential acquisition evaluations in other countries located in South and North America.

We have recorded revenue in the past from the sale of mineral properties, however revenues and / or proceeds from the sale or joint venture of properties or assets, although generally significant when they have occurred in the past, have not been a consistent source of annual revenue and would only occur in the future, if at all, on an infrequent basis.  We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures.  Although we anticipate that the use of joint ventures to fund some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

As of September 30, 2022, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon and Golden Crest projects, (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of September 30, 2022, we do not expect the effects of the COVID-19 pandemic to have a material effect on Solitario’s planned activities related to the exploration of its Lik, Florida Canyon or Golden Crest projects.  However, we continue to monitor planned activities for the full year 2022 at our Florida Canyon, Lik and Golden Crest projects.  The extent to which the COVID-19 pandemic impacts our business, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time.  Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

 (b) Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

We had a net loss of $1,057,000 or $0.02 per basic and diluted share for the three months ended September 30, 2022 compared to a net loss of $701,000 or $0.01 per basic and diluted share for the three months ended September 30, 2021. As explained in more detail below, the primary reasons for the increase in our net loss in the three months ended September 30, 2022 compared to the net loss during the three months ended September 30, 2021 were (i) an increase in exploration expense to $655,000 in the three months ended September 30, 2022 compared to exploration expense of $442,000 during the three months ended September 30, 2021; (ii) an increase in general and administrative expense to $435,000 in the three months ended September 30, 2022 compared to general and administrative expense of $207,000 during the three months ended September 30, 2021; (iii); a decrease in interest income to $29,000 during the three months ended September 30, 2022 compared to interest income of $34,000 during the three months ended September 30, 2021; and (iv) a decrease in the unrealized gain on marketable equity securities to $13,000 during the three months ended September 30, 2022 compared to an unrealized gain on marketable equity securities of $50,000 during the three months ended September 30, 2021. Partially offsetting the above items were (i) other income of $20,000 during the three months ended September 30, 2022 with no similar item during the three months ended September 30, 2021 and (ii) no loss on the sale of marketable equity securities during the three months ended September 30l, 2022 compared to a loss on the sale of marketable equity securities of $89,000 during the three months ended September 30, 2021. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $655,000 during the three months ended September 30, 2022 compared to exploration expense of $442,000 during the three months ended September 30, 2021 as a result of (i) our exploration efforts at the Golden Crest project which resulted in $354,000 of direct exploration expenditures, including a comprehensive soil and rock sampling program on a portion of our claims that cover over 34,000 acres, which was reflected in the increased costs at Golden Crest during the three months ended September 30, 2022 compared to $94,000 of direct exploration expenditures at Golden Crest during the three months ended September 30, 2021; and (ii) our share of exploration costs of $221,000 at our Lik project in Alaska (where we are responsible for one-half of the total costs incurred plus a 5% management fee) during the three months ended September 30, 2022 incurred by our joint venture partner, Teck, which included drilling expenditures, compared to our share of exploration expenditures of $207,000 during the three months ended September 30, 2021, when Teck was performing mapping and surface sampling at Lik. Partially offsetting these increases was (i) a reduction in reconnaissance exploration expenditures of $80,000, which included activities near our claims at Golden Crest and evaluation of other exploration projects for potential acquisition during the three months ended September 30, 2022 compared to reconnaissance exploration expenditures of $126,000 during the three months ended September 30, 2021 and (ii) no exploration expenditures on our Gold Coin project during the three months ended September 30, 2022, which was abandoned in 2021, compared to $15,000 of exploration expenditures at Gold Coin during the three months ended September 30, 2021. During the three and nine months ended September 30, 2022 we had three contract geologists working at our Golden Crest project, as well as several part-time employees who assisted our contract geologists in collecting, organizing, and testing soil and rock samples at Golden Crest. In addition, certain of our Denver personnel spent a portion of their time on Golden Crest and the reconnaissance exploration activities described above and related matters. We have budgeted approximately $2,350,000 for the full-year exploration expenditure for 2022, which includes approximately $1,723,000 at the Golden Crest project and $574,000 for Solitario’s share of a joint drilling program with Teck at the Lik project. We expect our full-year exploration expenditures for 2022 to be above the exploration expenditures for full-year 2021.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2022	2021	2022	2021
Golden Crest	$354	$94	$909	$207
Lik	221	207	669	290
Florida Canyon	-	-	-	64
Gold Coin	-	15	-	24
Reconnaissance	80	126	254	241
Total exploration expense	$655	$442	$1,832	$826

General and administrative costs, excluding stock option compensation costs, discussed below, were $190,000 during the three months ended September 30, 2022 compared to $175,000 during the three months ended September 30, 2021.  The major components of our general and administrative costs were (i) salaries and benefit expense of $88,000 during the three months ended September 30, 2022 compared to salary and benefit costs of $67,000 during the three months ended September 30, 2021; (ii) legal and accounting expenditures of $50,000 in the three months ended September 30, 2022 compared to $49,000 in the three months ended September 30, 2021; (iii) office rent and expenses of $29,000 during the three months ended September 30, 2022, compared to $30,000 during the three months ended September 30, 2021; and (iv) travel and shareholder relation costs of $23,000 during the three months ended September 30, 2022 compared to $29,000 during the three months ended September 30, 2021.  We anticipate the full-year general and administrative costs will be higher for 2022 compared to 2021.

We recorded $245,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2022 compared to $32,000 of stock option compensation expense during the three months ended September 30, 2021.  These non-cash charges related to the expense for vesting of stock options granted and outstanding during the three months ended September 30, 2022 and 2021.  The primary reason for the increase in stock option compensation expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was as a result of the grant of 2,360,000 options during the three months ended September 30, 2022 with a grant date fair value of $876,000, of which 25% or $219,000 vested on the date of grant, with the remaining grant date fair value vesting 25% on each anniversary date over the next three years.  The subsequent grant date fair value vesting is recognized on a monthly straight-line basis over the three-year period.  See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized gain on marketable equity securities of $13,000 during the three months ended September 30, 2022 compared to an unrealized gain on marketable equity securities of $50,000 during the three months ended September 30, 2021.  The non-cash unrealized gain during the three months ended September 30, 2022 was primarily related to (i) an increase in the value of our holdings of 100,000 shares of Kinross common stock, which increased to a fair value of $376,000 at September 30, 2022 from a fair value of $358,000 at June 30, 2022 or an increase of $18,000 based on quoted market prices; and (ii) an increase in the value of our 8,000,000 shares of Vendetta common stock, which increased to a fair  value of $291,000 at September 30, 2022 from a fair value of $279,000 at June 30, 2022 or an increase of $12,000, based on quoted market prices.  These increases were partially offset by a decrease in the value of our holdings of Vox Royalty common stock of $17,000 during the three months ended September 30, 2022.   The non-cash unrealized gain during the three months ended September 30, 2021 was primarily due to (i) a decrease in the value of our holdings of 100,000 shares of Kinross common stock, which decreased to a fair value of $536,000 at September 30, 2021 from a fair value of $635,000 at June 30, 2021 or an unrealized loss of $99,000 based on quoted market prices; and (ii) a decrease in the value of 10,040,000 shares of Vendetta common stock, which decreased to a fair value of $357,000 at September 30, 2021 from a fair value of $365,000 at June 30, 2021 or an unrealized loss of $7,000, based on quoted market prices; both of which offset (iii) an increase in the fair value of 134,055 shares of Vox common stock to $333,000 at September 30, 2021 from a fair value of $263,000 at June 30, 2021, or an unrealized gain of $70,000; and the recognition of $88,000 of unrealized gain on previously recorded unrealized loss on marketable equity securities from 500,000 shares of Vendetta common stock sold during the three months ended September 30, 2021.

During the three months ended September 30, 2021, we sold 500,000 shares of our holdings of Vendetta common stock for proceeds of $17,000 and recorded a loss on sale of marketable equity securities of $89,000.  We did not sell any marketable equity securities during the three months ended September 30, 2022.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of our marketable equity securities.

We recorded interest income of $29,000 during the three months ended September 30, 2022 compared to interest income of $34,000 during the three months ended September 30, 2021.  This decrease was primarily due to a decrease in the amount of USTS we held during the three months ended September 30, 2022 compared to the amount of USTS we held during the three months ended September 30, 2021.  Partially offsetting this was the average interest rate earned on our short-term investments in USTS was slightly higher during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.  We anticipate interest income will decrease during the remainder of 2022 from the amounts recorded through the nine months ended September 30, 2022 as we expect to utilize the proceeds from maturing USTS to fund our exploration and general and administrative expenditures.

We recorded a non-cash unrealized loss on our short-term investments of $22,000 during the three months ended September 30, 2022 compared to an unrealized loss on our short-term investments of $21,000 during the three months ended September 30, 2021 primarily due to an increase in market interest rates on USTS, which reduces the quoted fair value of our existing USTS and to a lesser degree our CD.  These changes in interest rates are a result of many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS or CDs at the time we acquire these short-term investments, to the extent we hold the investments to maturity.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During the three months ended September 30, 2022 and 2021, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and nine months ended September 30, 2022 or 2021 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2022.  In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru.  We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

We had a net loss of $3,262,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2022 compared to a net loss of $1,897,000 or $0.03 per basic and diluted share for the nine months ended September 30, 2021.  As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $1,832,000 during the nine months ended September 30, 2022 compared to exploration expense of $826,000 during the nine months ended September 30, 2021; (ii) an increase in general and administrative expenses to $1,099,000 during the nine months ended September 30, 2022 compared to general and administrative expenses of $743,000 during the nine months ended September 30, 2021; (iii) the recording of a realized loss of $159,000 from the sale of marketable equity securities during the nine months ended September 30, 2022 compared with a realized loss of $70,000 from the sale of marketable equity securities during the nine months ended September 30, 2021; and (iv) an increase in the unrealized loss on short-term investments to $120,000 during the nine months ended September 30, 2022 compared to an unrealized loss of $77,000 on our holdings of short-term investments during the nine months ended September 30, 2021.  These causes of the increase in our net loss during the first nine months of 2022 compared to the first nine months of 2021 were partially offset by (i) an increase in other income to $20,000 from the sale of certain exploration data during the nine months ended September 30, 2022 compared to other income of $10,000 from the forgiveness of our Paycheck Protection Program loan during the nine months ended September 30, 2021; and (ii) a decrease in the unrealized loss on marketable equity securities to $142,000 during the nine months ended September 30, 2022 compared to an unrealized loss on marketable equity securities of $220,000 during the nine months ended September 30, 2021.  The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $1,832,000 during the nine months ended September 30, 2022 compared to $826,000 during the nine months ended September 30, 2021.  The primary reasons for the increase were(i) the exploration expenditures at our Golden Crest project of $909,000 during the nine months ended September 30 2022 compared to Golden Crest exploration expenditures of $207,000 during the nine months ended September 30, 2021; (ii) exploration expenditures at our Lik project in Alaska of $669,000 during the nine months ended September 30, 2022, where our joint venture partner, Teck, completed a portion of a planned $1.3 million (total) exploration program for 2022, including drilling, of which we are responsible for one-half of the total costs incurred, compared to our share of expenditures at Lik during 2021 of $290,000 recorded during the nine months ended September 30, 2021; and (iii) reconnaissance exploration of $254,000 during the nine months ended September 30, 2022, which included evaluation of additional areas around Golden Crest and evaluation of other potential exploration projects, compared to $241,000 in reconnaissance exploration expenditures during the nine months ended September 30, 2021.  These increases in exploration expense were partially offset by (i) a reduction in our exploration expenditures at Florida Canyon where all expenditures during the nine months ended September 30, 2022 were conducted and paid by our joint venture partner, Nexa compared our expenditures of $64,000 during the nine months ended September 30, 2021, when we were preparing an analysis of the Florida Canyon deposit for future drilling or expansion; and (ii) expenditures of $24,000 at the Gold Coin project during the nine months ended September 30, 2021, which we abandoned during 2021 and there were no similar expenditures during the nine months ended September 30, 2022.

General and administrative costs, excluding stock option compensation costs discussed below, were $828,000 during the nine months ended September 30, 2022 compared to $639,000 during the nine months ended September 30, 2021.  The major components of the costs were (i) salary and benefit expense during the nine months ended September 30, 2022 of $307,000 compared to salary and benefit expense of $203,000 during the nine months ended September 30, 2021, with these increases as a result of increased personnel and salaries in 2022; (ii) legal and accounting expenditures of $247,000 during the nine months ended September 30, 2022, compared to $151,000 during the nine months ended September 30, 2021; (iii) office and other costs of $84,000 during the nine months ended September 30, 2022 compared to $76,000 during the nine months ended September 30, 2021; and (iv) travel and shareholder relation costs of $190,000 during the nine months ended September 30, 2022 compared to $209,000 during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022 and 2021, Solitario recorded $271,000 and $104,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital.  The increase during the nine months ended September 30, 2022 was primarily related the grant of 2,360,000 options during the nine months ended September 30, 2022 with a grant date fair value of $876,000, discussed above.  During the nine months ended September 30, 2022 we recognized 25% of the grant date fair value, or $214,000 on the date of grant, discussed above.  The were no similar large grants of options during the nine months ended September 30, 2021.

We recorded an unrealized loss on marketable equity securities of $142,000 during the nine months ended September 30, 2022 compared to an unrealized loss on marketable equity securities of $220,000 during the nine months ended September 30, 2021. The non-cash unrealized loss during the nine months ended September 30, 2022 was primarily related to (i) a decrease in the fair value of our holdings of 8,000,000 shares of Vendetta common stock to $291,000 at September 30, 2022 compared to a fair value of $303,000 at December 31, 2021, based on quoted market prices; (ii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to $376,000 at September 30, 2022 compared to a fair value of $581,000 at December 31, 2021, based on quoted market prices; and (iii) a decrease in the fair value of our holdings of 134,055 shares of Vox common stock to $285,000 at September 30, 2022 compared to a fair value of $370,000 at December 31, 2021 based on quoted market prices, which were partially offset by the recognition of $159,000 of previously recorded unrecognized loss on marketable equity securities upon the sale of 1,000,000 shares of Vendetta common stock during the nine months ended September 30, 2022.  The non-cash unrealized loss during the nine months ended September 30, 2021 was primarily related to (i) a decrease in the value of our holdings of 10,040,000 shares of Vendetta common stock which decreased in fair value to $357,000 at September 30, 2021 compared to a fair value of $479,000 at December 31, 2020, based on quoted market prices; and (ii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to a fair value of $536,000 compared to a fair value of $734,000 at December 31, 2020, based on quoted market prices.  We may reduce our holdings of marketable equity securities depending on cash needs and market conditions, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2022.

We recorded interest income of $97,000 during the nine months ended September 30, 2022 compared to interest income of $100,000 during the nine months ended September 30, 2021.  The comparable interest amounts were related to a decrease in the average outstanding balance of USTS and CDs during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.  This decrease in the average outstanding balance was offset by an increase in the average interest rate earned on our short-term investments during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2022.  We anticipate our interest income will decrease in 2022 compared to 2021 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above.  See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized loss on our short-term investments of $120,000 during the nine months ended September 30, 2022 compared to an unrealized loss on our short-term investments of $77,000 during the nine months ended September 30, 2021 primarily due to an increase in market interest rates on USTS, which reduces the quoted fair value of our existing USTS and to a lesser degree our CD.

During the nine months ended September 30, 2022, we sold 1,000,000 shares of our holdings of Vendetta common stock for proceeds of $53,000 and recorded a loss on sale of marketable equity securities of $159,000.  During the nine months ended September 30, 2021, we sold (i) 1,510,000 shares of Vendetta common stock for proceeds of $69,000 and recorded a loss on sale of $91,000; (ii) 430,000 shares of TNR Gold Corp. common stock for proceeds of $26,000 and recorded a gain on sale of $19,000; and (iii) 3,200 shares of Vox common stock for proceeds of $9,000 and recorded a gain on sale of $2,000.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

During the nine months ended September 30, 2022 we recorded a non-cash loss of $4,000 on our Vendetta Warrants.  During the nine months ended September 30, 2021 we recorded a non-cash loss of $41,000 on our Vendetta Warrants, which was partially offset by a gain on derivative instruments of $7,000 during the nine months ended September 30, 2021 related to certain Kinross covered calls.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2022, we have $5,142,000 in cash and short-term investments.  As of September 30, 2022, we have $4,650,000 of our current assets in USTS with maturities of 15 days to 15 months.  In addition, we have one CD with a face value of $250,000 that matures in three months and is carried at its quoted market value of $248,000.  The USTS and CD are recorded at their fair value based upon quoted market prices.  We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2022.  We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities.  At September 30, 2022 we own 8,000,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock, 134,055 shares of Vox common stock and 200,000 shares of Highland common stock.  At September 30, 2022, the Vendetta shares are recorded at their fair value of $291,000, the Kinross shares are recorded at their fair value of $376,000; and the Vox shares are recorded at their fair value of $285,000.  The Highland shares are have a restrictive legend, are not currently tradeable, and no value has been assigned to the Highland shares we own as of September 30, 2022.  During the nine months ended September 30, 2022 we sold 1,000,000 shares of Vendetta common stock, as discussed above.  See Note 3 “Marketable Equity Securities” in the condensed consolidated financial statements.  We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2022 depending on cash needs and market conditions.

Working Capital

We had working capital of $5,523,000 at September 30, 2022 compared to working capital of $6,883,000 as of December 31, 2021.  Our working capital at September 30, 2022 consists primarily of our cash and cash equivalents, our investment in USTS and CD, discussed above, our investment in marketable equity securities of $953,000, and other current assets of $37,000, less our accounts payable of $567,000 and other current liabilities of $42,000.  As of September 30, 2022, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of September 30, 2022, and December 31, 2021 there were options outstanding to acquire 5,431,250 and 5,513,000 shares, respectively, of Solitario common stock.  The outstanding options at September 30, 2022 have exercise prices between $0.60 per share and $0.20 per share.  During the nine months ended September 30, 2022, options for 81,750 shares were exercised with an average exercise price of $0.25 per share for proceeds of $20,000.  During the nine months ended September 30, 2021, options for 185,000 shares were exercised with an average exercise price of $0.45 per share for proceeds of $83,000.  We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2022.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million.  During the nine months ended September 30, 2022, we sold an aggregate of 2,650,724 shares of common stock under the ATM Program at an average price of $0.76 per share of common stock for net proceeds after commissions and expenses of approximately $2,023,000.  During the nine months ended September 30, 2021, we sold an aggregate of 340,400 shares of common stock under the ATM Program at an average price of $0.82 per share of common stock for net proceeds after commissions and expenses of approximately $137,000.  During the nine months ended September 30, 2021, Solitario recorded $144,000 as a charge to additional paid-in-capital for one-time expenses related to entering into the ATM Agreement.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2022 increased to $1,948,000 compared to $1,723,000 of net cash used in operations for the nine months ended September 30, 2021 primarily as a result of (i) an increase in exploration expense to $1,832,000 during the nine months ended September 30, 2022 compared to exploration expense of $826,000 during the nine months ended September 30, 2021; and (ii) an increase in non-stock option general and administrative expense to $828,000 during the nine months ended September 30, 2022 compared to $639,000 during the nine months ended September 30, 2021, discussed above.  These uses of cash were partially offset by (i) the provision of cash from a reduction in prepaid expenses and other assets of $266,000, which was primarily due to the use of a prepaid balance of $221,000 due from Teck at December 31, 2021 during the nine months ended September 30, 2022 compared to the use of cash from an increase in prepaid expenses and other assets of $381,000 during the nine months ended September 30, 2021; and (ii) the provision of cash of $299,000 from an increase in accounts payable and other current liabilities as a result of increased exploration activity at the Golden Crest and Lik project for expenses not yet paid during the nine months ended September 30, 2022 compared to the use of cash of $30,000 from an the paydown of accounts payable and other current liabilities during the nine months ended September 30, 2021.  Based upon projected expenditures in our 2022 budget, we anticipate continued use of funds from operations through the remainder of 2022, primarily for exploration related to our Golden Crest and Lik projects and reconnaissance exploration.  See “Results of Operations” discussed above for further explanation of some of these variances.

During the nine months ended September 30, 2022, we used $313,000 in cash from investing activities compared to $1,452,000 of cash provided from investing activities during the nine months ended September 30, 2021.  The primary use of cash during the nine months ended September 30, 2022 was $386,000 to acquire additional mineral claims at our Golden Crest project during the nine months ended September 30, 2022, compared to the use of cash of $458,000 during the nine months ended September 30, 2021 when we acquired our initial block of mineral claims at the Golden Crest project, discussed above in Note 2, “Mineral Properties.”  We acquired other assets of $49,000 and $39,000, respectively, during the nine months ended September 30, 2022 and 2021.   In addition, during the nine months ended September 30, 2022 and 2021 we sold marketable equity securities for proceeds of $53,000 and $104,000, respectively, as discussed above in Note 3, “Marketable Equity Securities.”  During the nine months ended September 30, 2022 and 2021, we also received $69,000 and $1,837,000, respectively, from the net sale of short-term investments to fund our exploration and other activities. We anticipate we will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2022.  We may sell additional marketable equity securities during the remainder of 2022, as discussed above.  However, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2022.  Any potential mineral property acquisition or strategic corporate investment during the remainder of 2022, discussed above, could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the nine months ended September 30, 2022, and 2021 we received net cash of $2,023,000 and $137,000, respectively, from the issuance of common stock under the ATM Program, discussed above.  In addition, during the nine months ended September 30, 2022 and 2021 we received $20,000 and $83,000, respectively, from the issuance of common stock from the exercise of stock options, discussed above in Note 9, “Employee Stock Compensation Plans” to the condensed consolidated financial statements.

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

(f) Off-balance sheet arrangements

As of September 30, 2022 and December 31, 2021 we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2022.  As of September 30, 2022, there have been no changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and nine months ended September 30, 2022 and 2021.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the three and nine months ended September 30, 2022.

(j) Related Party Transactions

As of September 30, 2022, and for the three and nine months ended September 30, 2022, we have no related party transactions or balances.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of September 30, 2022, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

SOLITARIO ZINC CORP.

November 2, 2022	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1	Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

