Form 10-K/A
period 2022-12-31
SOLITARIO ZINC CORP.
filed 2023-03-24
CIK 917225

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Solitario Zinc Corp. (the “Company”) for the fiscal year ended December 31, 2022, initially filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing.  The Original Filing included a typographical error in the conformed signature of Plante & Moran, PLLC on the Report of Independent Registered Public Accounting Firm (the “Audit Report”). Solitario had received the manually signed Audit Report from Plante & Moran, PLLC prior to filing the Original Filing.

This Amendment is being filed solely to change “/s/ Plante & Moran, LLLC” to “/s/ Plante & Moran, PLLC” in the signature line to the Audit Report.  This Amendment includes Item 8, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the addition of the conformed signature of Plante & Moran, PLLC on the Audit Report.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K/A:

1. Financial Statements

The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K/A:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC, Denver, Colorado, PCAOB ID 166)

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

SOLITARIO ZINC CORP.

By:	/s/ James R. Maronick
James R. Maronick Chief Financial Officer

Date:	March 24, 2023

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Christopher E. Herald
Christopher E. Herald, Chief Executive Officer		Principal Executive Officer and Director	March 24, 2023

/s/ James R. Maronick
James R. Maronick, Chief Financial Officer		Principal Financial and Accounting Officer	March 24, 2023
| | | | | | | | | | | | | | |
/s/ John Labate
John Labate
A majority of
/s/ Brian Labadie		the Board of	March 24, 2023
Brian Labadie		Directors

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

101**

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

*	Filed herewith
**	Filed with the Original Filing on March 15, 2023
#	Designates a management contract, or a compensatory plan or arrangement.

