Form 10-Q
period 2023-03-31
SOLITARIO ZINC CORP.
filed 2023-05-05
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

There were 64,801,373 shares of $0.01 par value common stock outstanding as of May 5, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of U.S. dollars,	March 31,	December 31,
except share and per share amounts)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$440	$316
Short-term investments	3,163	3,951
Investments in marketable equity securities, at fair value	1,278	949
Prepaid expenses and other	26	38
Total current assets	4,907	5,254

Mineral properties	16,646	16,646
Other assets	118	134
Total assets	$21,671	$22,034

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$188	$228
Operating lease liability	25	35
Total current liabilities	213	263

Long-term liabilities
Asset retirement obligation – Lik	125	125
Total long-term liabilities	125	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2023 and December 31, 2022)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (64,801,373 and 64,801,373 shares, respectively, issued and outstanding at March 31, 2023 and December 31, 2022)	648	648
Additional paid-in capital	74,953	74,886
Accumulated deficit	(54,268)	(53,888)
Total shareholders’ equity	21,333	21,646
Total liabilities and shareholders’ equity	$21,671	$22,034

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2023	2022
Costs, expenses and other:
Exploration expense	$275	$226
Depreciation	6	8
General and administrative	476	387
Total costs, expenses and other	757	621
Other (loss) income
Interest and dividend income	27	27
Loss on derivative instruments	-	(1)
(Loss) gain on sale of marketable equity securities	-	(81)
Unrealized gain (loss) on short-term investments	21	(51)
Unrealized gain on marketable equity securities	329	213
Total other income	377	107
Net loss	(380)	$(514)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	64,801	62,728

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO ZINC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(380)	$(514)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	6	8
Amortization of right of use lease asset	10	10
Unrealized gain on marketable equity securities	(329)	(213)
Unrealized (gain) loss on short-term investments	(21)	51
Employee stock option expense	67	13
Loss on sale of marketable equity securities	-	81
Loss on derivative instruments	-	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	12	(14)
Accounts payable and other current liabilities	(50)	(20)
Net cash used in operating activities	(685)	(597)
Investing activities:
Sale (Purchase) of short-term investments, net	809	(1,578)
Cash from sale of marketable equity securities	-	26
Purchase of mineral properties	-	(10)
Net cash (used in) provided by investing activities	809	(1,562)
Financing activities:
Issuance of common stock, net	-	2,023
Stock options exercised	-	19
Net cash provided by financing activities	-	2,042

Net (decrease) increase in cash and cash equivalents	124	(117)
Cash and cash equivalents, beginning of period	316	462
Cash and cash equivalents, end of period	$440	$345

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

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties. Revenues and / or proceeds from the sale or joint venture of properties or assets, although potentially significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2023 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2023.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2022. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial condition.

Solitario’s business still could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics. Solitario continues to evaluate the effects of COVID-19 on its operations and at times during the pandemic has taken pro-active steps to address the impacts on its operations, including reducing costs, in response to the economic uncertainty associated with potential risks from COVID-19. These prior cost reductions included implementing salary reductions and evaluating and reducing certain planned exploration programs through its joint venture partners at the Florida Canyon and Lik exploration projects. Certain of Solitario’s joint venture partners have, from time to time, modified plans with respect to the projects in which Solitario holds an interest in response to the COVID-19 pandemic. Also, Solitairo has evaluated the potential impacts on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods. Solitario will continue to monitor the effects of COVID-19 on its operations, financial condition, and liquidity. However, the extent to which COVID-19 or other epidemics or pandemics ultimately impact Solitario’s business, including its exploration and other activities and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of any new outbreak and the actions taken to contain or treat the COVID-19 pandemic or other epidemics or pandemics.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2023, $425,000 of Solitario’s cash are held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of March 31, 2023, Solitario has $3,163,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 30 days to 11 months. The USTS are recorded at their fair value, based upon quoted market prices. The USTS are not covered under the FDIC insurance rules for United States deposits. Solitario’s USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2023 and 2022. Potentially dilutive shares related to outstanding common stock options of 5,390,000 and 5,440,000, respectively, for the three months ended March 31, 2023 and 2022 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

 The following table details Solitario’s investment in Mineral Properties:

(in thousands)	March 31,	December 31,
	2023	2022
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,035	1,035
Total exploration mineral properties	$16,646	$16,646

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2023	2022
Geologic and field expenses	$232	$194
Administrative	43	32
Total exploration costs	$275	$226

Asset Retirement Obligation

In connection with the acquisition of its interest in the Lik project in 2017, Solitario has recorded an asset retirement obligation of $125,000 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate is based upon estimated cash costs for reclamation as determined by the permitting bond required by the State of Alaska, for which Solitario has purchased a reclamation bond insurance policy in the event Solitario or its 50% partner, Teck, do not complete required reclamation.

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

At March 31, 2023 and December 31, 2022 Solitario owns the following marketable equity securities:

	March 31 2023		December 31 2022
	shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp	100,000	$471	100,000	$409
Vendetta Mining Corp.	7,750,000	373	7,750,000	229
Vox Royalty Corp.	134,055	412	134,055	311
Highlander Silver Corp	200,000	22	200,000	-
Total		$1,278		$949

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2023	December 31, 2022
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(162)	(491)
Marketable equity securities at fair value	$1,278	$949

The following table represents changes in marketable equity securities during the three months ended March 31, 2023 and 2022:

(in thousands)	Three months ended March 31,
	2023	2022
Cost of marketable equity securities sold	$-	$107
Realized loss on marketable equity securities sold	-	(81)
Proceeds from the sale of marketable equity securities sold	-	(26)
Net gain on marketable equity securities	329	132
Change in marketable equity securities at fair value	$329	$106

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Three months ended March 31,
	2023	2022
Unrealized gain on marketable securities	$329	$213
Realized loss on marketable equity securities sold	-	(81)
Net gain on marketable securities	$329	$132

Solitario did not sell any marketable equity securities during the three months ended March 31, 2023. During the three months ended March 31, 2022, Solitario sold 500,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock for proceeds of $26,000 and recorded a loss on sale of $81,000 on the date of sale.

4. Leases

Solitario accounts for its leases in accordance with ASC 842. Solitario leases one facility, its Wheat Ridge, Colorado office (the “WR Lease”), that has a term of more than one year. Solitario has no other material operating lease costs. The WR Lease is classified as an operating lease and has a term of seven months at March 31, 2023, with no renewal option. At March 31, 2023 and December 31, 2022, the right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as current operating lease liability in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. During the three months ended March 31, 2023 and 2022, Solitario recognized $10,000 and $10,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three months ended March 31, 2023 and 2022, cash lease payments of $11,000 and $11,000, respectively, were made on the WR Lease. These cash payments, less imputed interest of $1,000 for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 5% based upon Solitario’s estimate of its cost of capital. Solitario has $25,000 of remaining cash payments under the WR Lease as of March 31, 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2023:

Future lease payments (in thousands)

Total lease payments	$25
Less the portion of lease payments representing interest	-
Present value of lease payments	$25

Supplemental cash flow information related to our operating lease was as follows for the three months ended March 31, 2023 and 2022:

(in thousands)	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from WR Lease payments	$11	$11

5 Other Assets

The following items comprised other assets:

(in thousands)	March 31,	December 31,
	2023	2022
Furniture and fixtures, net of accumulated depreciation	$91	$97
Office lease asset	23	33
Exploration bonds and other assets	4	4
Total other	$118	$134

6. Fair Value

Solitario accounts for its financial instruments under ASC 820. For certain of Solitario’s financial instruments, including cash and cash equivalents and payables, the carrying amounts approximate fair value due to their short-term maturities. Solitario’s short-term investments in USTS, and marketable equity securities are carried at their estimated fair value based on quoted market prices. During the three months ended March 31, 2023 there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3,163	$-	$-	$3,163
Marketable equity securities	$1,278	$-	$-	$1,278

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

At both March 31, 2023 and December 31, 2022, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2023 and 2022, Solitario recorded no deferred tax expense.

8. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under the WR Lease which provides for total minimum rent payments of 25,000 through October of 2023.

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

As of March 31, 2023, and December 31, 2022, there were options outstanding that are exercisable to acquire 5,390,000 and 5,390,000, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.67 per share. During the three months ended March 31, 2023, and 2022, Solitario did not grant any options. During the three months ended March 31, 2023, no options were exercised. During the three months ended March 31, 2022, options for 73,000 shares were exercised with an average exercise price of $0.26 per share for proceeds of $19,000.

During the three months ended March 31, 2023, and 2022, Solitario recorded stock option compensation expense of $67,000 and $13,000, respectively. At March 31, 2023, the total unrecognized stock option compensation cost related to non-vested options is $550,000 and is expected to be recognized over a weighted average period of 29 months.

10. Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2023:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646
Stock option expense	-	-	67	-	67
Net loss	-	-	-	(380)	(380)
Balance at March 31, 2023	64,801,373	$648	$74,953	$(54,268)	$21,333

Shareholders’ Equity for the three months ended March 31, 2022:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183
Stock option expense	-	-	13	-	13
Issuance of shares – ATM, net	2,650,724	27	1,996	-	2,023
Issuance of shares - option exercises	73,000	1	18	-	19
Net loss	-	-	-	(514)	(514)
Balance at March 31, 2022	64,760,123	$648	$74,550	$(50,474)	$24,724

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

During the three months ended March 31, 2023, Solitario did not sell any shares of common stock under the ATM Agreement. During the three months ended March 31, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2022 and 2021, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2022. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At March 31, 2023, we consider our Golden Crest project in South Dakota, our carried interest in the Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets. We are conducting exploration activities in South Dakota on our own at Golden Crest and through joint ventures operated by our partners in Peru at the Florida Canyon project and in Alaska at the Lik project. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of March 31, 2023, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon and Golden Crest projects, (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

As of March 31, 2023, we do not expect the effects of the COVID-19 pandemic to have a material effect on our planned activities related to the exploration of our Lik, Florida Canyon or Golden Crest projects. However, we continue to monitor planned activities for the full year 2023 at our Florida Canyon, Lik and Golden Crest projects. The extent to which the COVID-19 pandemic impacts our business and projects, including our exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

(b) Results of Operations

Comparison of the quarter ended March 31, 2023 to the quarter ended March 31, 2022.

We had a net loss of $380,000 or $0.01 per basic and diluted share for the three months ended March 31, 2023 compared to a net loss of $514,000 or $0.01 per basic and diluted share for the three months ended March 31, 2022. As explained in more detail below, the primary reasons for the decrease in the net loss in the three months ended March 31, 2023 compared to the loss in the three months ended March 31, 2022 were (i) the recording of an unrealized gain on marketable equity securities of $329,000 during the three months ended March 31, 2023 compared to an unrealized loss on marketable equity securities of $213,000 during the three months ended March 31, 2022; (ii) the recording of an unrealized gain on short-term investments of $21,000 during the three months ended March 31, 2023 compared to an unrealized loss on short-term investments of $51,000 during the three months ended March 31, 2022; and (iii) no loss on sale of marketable equity securities during the three months ended March 31, 2023 compared to a loss on the sale of marketable equity securities of $81,000 during the three months ended March 31, 2022. Partially offsetting this decrease in the net loss were (i) an increase in exploration expense to $275,000 during the three months ended March 31, 2023 compared to exploration expense of $226,000 during the three months ended March 31, 2022; and (ii) an increase in general and administrative costs to $476,000 during the three months ended March 31, 2023 compared to general and administrative costs of $387,000 during the three months ended March 31, 2022. Each of the major components of these items is discussed in more detail below.

 Our exploration expense increased to $275,000 during the three months ended March 31, 2023 compared to exploration expense of $226,000 during the three months ended March 31, 2022. The increase was primarily as a result of an increase in expenses at our Golden Crest project to $241,000 during the three months ended March 31, 2023 compared to exploration expense of $127,000 during the three months ended March 31, 2022. These costs were partially offset by a reduction in our reconnaissance exploration expenses to $29,000 during the three months ended March 31, 2023 compared to reconnaissance exploration expenses of $95,000 during 2022. We also incurred exploration expenses of $5,000 and $4,000, respectively, at our Lik project in Alaska during the three months ended March 31, 2023 and 2022. Our exploration expenditures are normally lower during the first quarter of our fiscal year as a result of weather limitations. During the three months ended March 31, 2023 we had two contract geologists at our Golden Crest project along with several part-time employees. During the three months ended March 31, 2023 and 2022, our Denver personnel spent a majority of their time on Golden Crest and various reconnaissance exploration activities described above and related matters. Our full-year 2023 total exploration and development budget is approximately $2,000,000, which reflects a similar level of anticipated activities at the Golden Crest project during 2023 compared to 2022, as well as a proposed limited exploration and drilling program at Lik. Nexa is responsible for all planned 2023 exploration expenditures at Florida Canyon. The proposed 2023 budget does not reflect any costs for drilling the Golden Crest project or any exploration costs for projects or assets we may acquire during 2023. Our planned exploration activities in 2023 may be modified, as necessary for any drilling programs we may undertake at Golden Crest or projects we may acquire. Changes may occur to our planned 2023 exploration expenditures related to any number of factors including permitting delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital. We expect our full-year exploration expenditures for 2023 to be similar to the exploration expenditures for full-year 2022.

Exploration expense (in thousands) by project for the three months ended March 31, 2023 and 2022 consisted of the following:

	March 31,	March 31,
Project Name	2023	2022
Golden Crest	$241	$127
Lik	5	4
Reconnaissance	29	95
Total exploration expense	$275	$226

General and administrative costs, excluding stock option compensation costs, discussed below, were $409,000 during the three months ended March 31, 2023 compared to $374,000 during the three months ended March 31, 2022. The major components of these costs were related to (i) salaries and benefit expense of $158,000 during the three months ended March 31, 2023 compared to salary and benefit costs of $119,000 during the three months ended March 31, 2022, primarily due to an increase in salary amounts during 2023 compared to 2022; (ii) legal and professional expenditures of $81,000 during the three months ended March 31, 2023 compared to legal and professional expenditures of $132,000 during the three months ended March 31, 2022, with the higher amount in 2022 primarily related to increased costs for accounting services, including work performed on our SK-1300 mineral reserve reports completed during the three months ended March 31, 2022; (iii) office rent and expenses of $31,000 during the three months ended March 31, 2023 compared to $20,000 during the three months ended March 31, 2022; and (iv) travel and shareholder relation costs of $139,000 during the three months ended March 31, 2023 compared to $103,000 during the three months ended March 31, 2022. We anticipate the full-year general and administrative costs will be higher for 2023 compared to 2022 primarily due to increased activity at both our Golden Crest and Lik projects.

We recorded $67,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2023 compared to $13,000 of stock option compensation expense during the three months ended March 31, 2022. The higher costs during the three months ended March 31, 2023 related to the grant date fair value of 2,360,000 option grants made during 2022 which are being amortized over three years. There were no significant option grants during 2021 or 2022 which increased the stock option expense in 2022 compared to the three months ended March 31, 2023. These non-cash charges for the amortization of grant date fair values are related to vesting of stock options outstanding during the three months ended March 31, 2023 and 2022. See Note 9, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We did not sell any marketable equity securities during the three months ended March 31, 2023. During the three months ended March 31, 2022, we sold 500,000 shares of Vendetta common stock for proceeds of $26,000 and recorded a loss on sale of marketable equity securities of $81,000. See Note 3 “Marketable Equity Securities” above to the condensed consolidated financial statements for a discussion of the sale of Marketable Equity Securities. We may sell shares of our holdings of marketable equity securities during the remainder of 2023; however, we do not expect sales of marketable equity securities to be a significant source of cash for the year ended December 31, 2023.

We recorded an unrealized gain on marketable equity securities of $329,000 during the three months ended March 31, 2023 compared to an unrealized gain on marketable equity securities of $213,000 during the three months ended March 31, 2022. The gain during the three months ended March 31, 2023 was primarily related to an increase in the value of our holdings, after the sales of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross Gold Corp. (“Kinross”) common stock, which increased from a fair value of $409,000 at December 31, 2022 to a fair value of $471,000 at March 31, 2023; (ii) 134,055 shares of Vox common stock, which increased from a fair value of $311,000 at December 31, 2022 to a fair value of $412,000 at March 31, 2023; (iii) 7,750,000 shares of Vendetta common stock, which increased from a fair value of $229,000 at December 31, 2022 to a fair value of $373,000 at March 31, 2023; and (iv) a gain in the fair value of our holdings of Highlander Silver Corp. to $22,000 during the three months ended March 31, 2023, which was recorded at a zero fair value at December 31, 2022.

We recorded interest income of $27,000 during the three months ended March 31, 2023 compared to interest income of $27,000 during the three months ended March 31, 2022. Although there was no change in interest income there was a decrease in the outstanding balance of short-term investments during the three months ended March 31, 2023 compared to 2022, however this was offset by an increase in average interest rates earned during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We anticipate our interest income will decrease in 2023 compared to 2022 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized gain on our short-term investments of $21,000 during the three months ended March 31, 2023 compared to an unrealized loss on our short-term investments of $51,000 during the three months ended March 31, 2022 primarily due to an increase in fair value of our investments in USTS as certain individual treasury securities matured and their value increased from prior mark-to-market fair value toward their face value which is paid on maturity. We generally invest in a ladder of USTS that mature in 30 days to one year and hold those securities to maturity. The total value of individual securities may increase above or decrease below their face values during the time we hold them as short-term investments as a result of changes in interest rates. However, because we generally hold our investments in USTS and other short-term investments, such as certificates of deposit (“CD’s”), to maturity, these fluctuations tend to mitigate over time as we receive face value upon maturity. These changes in interest rates are related to many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS or CD’s at the time we acquire these short term investments, to the extent we hold the investments to maturity.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2023 and 2022, we recorded no property impairments.

At March 31, 2023 and 2022, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2023 or 2022. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2023. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash

As of March 31, 2023, we had $440,000 in cash. We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and for the potential acquisition of additional mineral properties and other assets over the next several years.

Short-term Investments

As of March 31, 2023, we had $3,163,000 in short-term investments invested in USTS with maturities of 30 days to eleven months. The USTS are recorded at their fair value, based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2023.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2023, we owned (i) 7,750,000 shares of Vendetta common stock with a fair value of $373,000; (ii) 100,000 shares of Kinross common stock with a fair value of $471,000; (iii) 134,055 shares of Vox common stock with a fair value of $412,000 and (iv) 200,000 shares of Highlander Silver Corp. with a fair value of $22,000. All of our marketable equity securities are carried at their fair values based upon quoted market prices. We did not sell any marketable equity securities during the three months ended March 31, 2023. During the three months ended March 31, 2022, we sold certain portions of our marketable equity securities for proceeds of $26,000 and realized a loss on sale of marketable equity securities of $81,000. We anticipate we may sell some of our marketable equity securities during the remainder of 2023 depending upon cash needs and market conditions.

Working Capital

We had working capital of 4,694,000 at March 31, 2023 compared to working capital of 4,991,000 as of December 31, 2022. Our working capital at March 31, 2023 consists primarily of our cash and cash equivalents, our investment in USTS, our investment in marketable equity securities of $1,278,000, and other current assets of $26,000, less our accounts payable of $188,000 and other current liabilities of $25,000. As of March 31, 2023, we believe our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of March 31, 2023, and December 31, 2022 there were options outstanding to acquire 5,390,000 and 5,390,000, respectively, shares of Solitario common stock. The outstanding options have exercise prices between $0.20 per share and $0.67 per share. There were no options exercised during the three months ended March 31, 2023. During the three months ended March 31, 2022, options for 73,000 shares were exercised with an average exercise price of $0.26 per share for proceeds of $19,000. Options for 1,561,500 shares of Solitario Common Stock, with an exercise price of $0.31 per share, expire in October 2023. Unless the quoted market price of a share of our common stock exceeds $0.31 per share prior to the exercise date of these shares, we do not anticipate the exercise of options will be a significant source of cash flow during the remainder of 2023.

At the Market Offering Agreement

On February 2, 2021, Solitario entered into the ATM Agreement with Wainwright, under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million. Solitario did not sell any shares under the ATM agreement during the three months ended March 31, 2023. During the three months ended March 31, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds after commissions and expenses of approximately $2,023,000.

 (d) Cash Flows

Net cash used in operations during the three months ended March 31, 2023 increased to $685,000 compared to $597,000 of net cash used in operations for the three months ended March 31, 2022 primarily as a result of (i) an increase in exploration expense to $275,000 during the three months ended March 31, 2023 compared to exploration expense of $226,000 during the three months ended March 31, 2022; (ii) an increase in non-stock option general and administrative expense to $409,000 during the three months ended March 31, 2023 compared to $374,000 during the three months ended March 31, 2022, as discussed above, and (iii) a use of cash of $50,000 for the reduction of accounts payable and other liabilities during the three months ended March 31, 2023 compared to a use of cash from a decrease in accounts payable and other liabilities of $20,000 during the three months ended March 31, 2021. Partially offsetting this increased use of cash was a decrease in prepaid expenses and other assets of $21,000 during the three months ended March 31, 2023, compared to an increase (use of cash) in prepaid expenses and other assets of $14,000 during the three months ended March 31, 2022. Based upon projected expenditures in our 2023 budget, we anticipate continued use of funds from operations through the remainder of 2023, primarily for exploration related to our Golden Crest and Lik projects and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2023, we received $809,000 in cash from the net sale of our short-term investments compared to the use of $1,578,000 in cash for net purchases of short-term investments during the three months ended March 31, 2022. The remaining change in investing activities related to proceeds of $26,000 from the sale of marketable equity securities during the three months ended March 31, 2022 and the purchase of mineral properties of $10,000 during the three months ended March 31, 2022 with no similar investment activities during the three months ended March 31, 2023. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2023. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2023 could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the three months ended March 31, 2023, we did not sell any of our common stock. During the three months ended March 31, 2022, we received net cash of $2,023,000 from the issuance of common stock under the ATM Program. In addition, during the three months ended March 31, 2022 we received $19,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 9, “Employee Stock Compensation Plans” to the condensed consolidated financial statements.

(e) Mineral Resources

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and applicable Canadian securities laws which have two different reporting standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

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

(f) Off-balance sheet arrangements

As of March 31, 2023, and December 31, 2022, we have no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2023. As of March 31, 2023, there have been no changes to our exploration activities, environmental compliance or other contractual obligations from those disclosed in our Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2023 and 2022.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three months ended March 31, 2023.

(j) Related Party Transactions

As of March 31, 2023, and for the three months ended March 31, 2023, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and under the heading "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of the value and recovery of our mineral resources;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik and Golden Crest projects;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our estimates of fair value of our investment in shares of Vendetta, Vox, Kinross and Highlander;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to pandemics, including the outbreak of COVID-19.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by the Company’s managment under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of March 31, 2023, there were no material changes to the Risk Factors associated with the Company disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

SOLITARIO ZINC CORP.

May 5, 2023	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.2	Amended and Restated By-laws of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1	Form of Common Stock Certificate of Solitario Zinc Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on November 8, 2017)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 as formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

