Form 10-Q
period 2023-06-30
SOLITARIO RESOURCES CORP.
filed 2023-08-09
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number. 001-39278

SOLITARIO RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Colorado	84-1285791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4251 Kipling St. Suite 390, Wheat Ridge, CO	80033
(Address of principal executive offices)	(Zip Code)

(303)  534-1030

(Registrant's telephone number, including area code)

Solitario Zinc Corp.

(Former name, former address, and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒	Smaller reporting company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 There were 69,518,040 shares of $0.01 par value common stock outstanding as of August 8, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of U.S. dollars,	June 30,	December 31,
except share and per share amounts)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$496	$316
Short-term investments	2,077	3,951
Investments in marketable equity securities, at fair value	1,051	949
Prepaid expenses and other	366	38
Total current assets	3,990	5,254

Mineral properties	16,646	16,646
Other assets	199	134
Total assets	$20,835	$22,034

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$235	$228
Kinross call option	8	-
Operating lease liability	31	35
Total current liabilities	274	263

Long-term liabilities
Operating lease liability – Long-term	70	-
Asset retirement obligation – Lik	125	125
Total long-term liabilities	195	125

Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2023 and December 31, 2022)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (64,851,373 and 64,801,373 shares, respectively, issued and outstanding at June 30, 2023 and December 31, 2022)	649	648
Additional paid-in capital	75,025	74,886
Accumulated deficit	(55,308)	(53,888)
Total shareholders’ equity	20,366	21,646
Total liabilities and shareholders’ equity	$20,835	$22,034

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Costs, expenses and other:
Exploration expense	$555	$951	$830	$1,177
Depreciation	6	8	12	16
General and administrative	315	277	791	664
Total costs, expenses and other	876	1,236	1,633	1,857
Other (loss) income
Interest and dividend income	26	41	53	68
Gain (loss) on derivative instruments	23	(3)	23	(4)
(Loss) gain on sale of marketable equity securities	-	(78)	-	(159)
Unrealized gain (loss) on short-term investments	14	(47)	35	(98)
Unrealized (loss) gain on marketable equity securities	(227)	(368)	102	(155)
Total other (loss) income	(164)	(455)	213	(348)
Net (loss) income	$(1,040)	$(1,691)	$(1,420)	$(2,205)
(Loss) income per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	64,807	64,769	64,804	63,748

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(1,420)	$(2,205)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	12	16
Amortization of right of use lease asset	20	20
Unrealized (gain) loss on marketable equity securities	(102)	155
Unrealized (gain) loss on short-term investments	(35)	98
Employee stock option expense	126	26
Loss on sale of marketable equity securities	-	159
(Gain) loss on derivative instruments	(23)	3
Changes in operating assets and liabilities:
Prepaid expenses and other	(328)	222
Accounts payable and other liabilities	(15)	234
Net cash used in operating activities	(1,765)	(1,272)
Investing activities:
Sale (purchase) of short-term investments, net	1,909	(881)
Purchase of mineral property	-	(10)
Purchase of other assets - net	(9)	(49)
Cash from sale of marketable equity securities	-	53
Sale of derivative instruments – net	31	-
Net cash provided (used in) by investing activities	1,931	(887)
Financing activities:
Issuance of common stock – net of issuing costs	-	2,023
Stock options exercised for cash	14	20
Net cash provided by financing activities	14	2,043

Net increase (decrease) in cash and cash equivalents	180	(116)
Cash and cash equivalents, beginning of period	316	462
Cash and cash equivalents, end of period	$496	$346

Supplemental Cash Flow information:
Acquisition of right to use asset	$87	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. In June 2023 Solitario’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from Solitario Zinc Corp. to Solitario Resources Corp., and that name change was effected in July 2023. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario has never developed a property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three months and six months ended June 30, 2023 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2023.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 and amended by that certain Amendment No. 1 to Form 10-K filed with the SEC on March 24, 2023 (as amended our “2022 Annual Report”). The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim financial statement presentation.

Risks and Uncertainties

Solitario faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial condition.

Solitario’s business still could be adversely impacted by the effects of the coronavirus (“COVID-19”) or other epidemics or pandemics.  Although the COVID-19 public health emergency was officially terminated in May 2023, Solitario will continue to evaluate the effects of any resurgence of COVID-19 or other health events on its operations and, as Solitario did at times during the pandemic, will take proactive steps to address the impacts on its operations, including reducing costs, in response to the economic uncertainty associated with potential risks. Solitairo has also evaluated the potential impacts of market volatility, general economic uncertainty, and rising geopolitical tension on its ability to access future traditional funding sources on the same or reasonably similar terms as in past periods.  Solitario will continue to monitor the effects of these risks on its operations, financial condition, and liquidity.  However, the extent to which these risks ultimately impact Solitario’s business, including its exploration and other activities and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.  As of June 30, 2023, $380,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.  Included in the cash equivalents at June 30, 2023 is $10,000 in a money market fund held in a brokerage account.

Short-term investments

As of June 30, 2023, Solitario has $2,077,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 30 days to 8 months.  The USTS are recorded at their fair value, based upon quoted market prices.  The USTS are not covered under the FDIC insurance rules for United States deposits.  Solitario’s USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2023 and 2022.  Potentially dilutive shares related to outstanding common stock options of 5,340,000 and 5,390,000, respectively, for the three and six months ended June 30, 2023 and outstanding common stock options of 5,341,250 and 5,440,000, respectively, for the three and six months ended June 30, 2022 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s investment in Mineral Properties:

(in thousands)	June 30,	December 31,
	2023	2022
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,035	1,035
Total exploration mineral properties	$16,646	$16,646

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.  During the three and six months ended June 30, 2023, Solitario advanced $350,000 to Teck for planned 2023 exploration expenditures at the Lik project, of which $332,000 was in prepaid expenses at June 30, 2023.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Geologic and field expenses	$503	$814	$735	$1,008
Administrative	52	137	95	169
Total exploration costs	$555	$951	$830	$1,177

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

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned.  The cost of marketable equity securities sold is determined by the specific identification method.  Changes in fair value are recorded in the condensed consolidated statement of operations.

At June 30, 2023 and December 31, 2022 Solitario owns the following marketable equity securities:

	June 30, 2023		December 31, 2022
	shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp	100,000	$477	100,000	$409
Vendetta Mining Corp.	7,750,000	234	7,750,000	229
Vox Royalty Corp.	134,055	325	134,055	311
Highlander Silver Corp.	200,000	15	200,000	-
Total		$1,051		$949

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	June 30, 2023	December 31, 2022
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(389)	(491)
Marketable equity securities at fair value	$1,051	$949

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of marketable equity securities sold	$-	$105	$-	$212
Realized (loss) gain on marketable equity securities sold	-	(78)	-	(159)
Proceeds from the sale of marketable equity securities sold	-	(27)	-	(53)
Net (loss) gain on marketable equity securities	(227)	(446)	(102)	(314)
Change in marketable equity securities at fair value	$(227)	$(473)	$(102)	$(367)

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unrealized (loss) gain on marketable securities	$(227)	$(368)	$(102)	$(155)
Realized (loss) gain on marketable equity securities sold	-	(78)	-	(159)
Net loss on marketable securities	$(227)	$(446)	$(102)	$(314)

                During the three and six months ended June 30, 2023, Solitario did not sell any marketable equity securities.

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

4. Leases

                Solitario accounts for its leases in accordance with ASC 842.  Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year.  Solitario has no other material operating lease costs.  During the six months ended June 30, 2023, Solitario entered into an extension of the lease as a new lease for the same facility (both the prior lease and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $87,000.  The WR Lease is classified as an operating lease and has a term of 32 months at June 30, 2023, with no renewal option.  At June 30, 2023 and December 31, 2022, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet.  The amortization of right of use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

                During the three and six months ended June 30, 2023, cash lease payments of $11,000 and $22,000, respectively, were made on the WR Lease.  During the three and six months ended June 30, 2022, cash lease payments of $8,000 and $18,000, respectively, were made on the WR Lease.  During the three and six months ended June 30, 2023, Solitario recognized $9,000 and $19,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense.  During the three and six months ended June 30, 2022, Solitario recognized $10,000 and $20,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense.  These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease.  The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at June 30, 2023:

Future lease payments (in thousands)

Remaining payments 2023	$14
2024	44
2025	45
2026	8
Total lease payments	111
Less amount of payments representing interest	(10)
Present value of lease payments	$101

Supplemental cash flow information related to our operating lease was as follows for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from the WR Lease payments	$11	$8	$22	$18
Non-cash amounts related to the WR lease
Leased assets recorded in exchange for new operating lease liabilities	$87	$-	$87	$-

5 Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2023	2022
Furniture and fixtures, net of accumulated depreciation	$94	$97
Office lease asset	101	33
Exploration bonds and other assets	4	4
Total other	$199	$134

6. Derivative Instruments

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year, and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. At June 30, 2023, Solitario has a liability related to covered calls outstanding on its holdings of Kinross of $8,000. During the three months ended June 30, 2023, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $31,000 and recorded a gain on derivative instruments related to those covered calls of $23,000. Solitario did not sell any covered calls during the three and six months ended June 30, 2022.

7. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement.  During the six months ended June 30, 2023, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$2,077	$-	$-	$2,077
Marketable equity securities	$1,051	$-	$-	$1,051
Liabilities
Kinross call options	$8	$-	$-	$8

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3,951	$-	$-	$3,951
Marketable equity securities	$949	$-	$-	$949

8. Income Taxes

Solitario accounts for income taxes in accordance with ASC 740 Accounting for Income Taxes. Under ASC 740, income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At both June 30, 2023 and December 31, 2022, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2023 and 2022, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of June 30, 2023 of $111,000 through February 2026.

10. Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”). Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards granted under the 2013 Plan may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and are granted by the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors. As of June 30, 2023, the 2013 Plan has expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms. The outstanding awards under the 2013 Plan are detailed below.

On June 20, 2023 Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units. The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. The 2023 Plan has a term of 10 years. As of June 30, 2023, no awards have been granted under the 2023 Plan.

As of June 30, 2023, and December 31, 2022 there were options outstanding under the 2013 Plan that are exercisable to acquire 5,340,000 and 5,390,000, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.60 per share.

During the three and six months ended June 30, 2023 and 2022, Solitario did not grant any options.

During the three and six months ended June 30, 2023, options for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000, which had an intrinsic value of $15,000 on the date of exercise.

During the three months ended June 30, 2022, options for 8,750 shares were exercised with an average exercise price of $0.20 per share for proceeds of $1,000, which had an intrinsic value of $5,000 on the date of exercise. During the six months ended June 30, 2022, options for 81,750 shares were exercised with an average exercise price of $0.25 per share for proceeds of $20,000, which had an intrinsic value of $44,000 on the date of exercise.

During the three and six months ended June 30, 2023, Solitario recorded stock option compensation expense of $59,000 and $126,000, respectively included in general and administrative expense. During the three and six months ended June 30, 2022, Solitario recorded stock option compensation expense of $13,000 and $26,000, respectively included in general and administrative expense. At June 30, 2023, the total unrecognized stock option compensation cost related to non-vested options was $492,000 and is expected to be recognized over a weighted average period of 26 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three and six months ended June 30, 2023:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646
Stock option expense	-	-	67	-	67
Net loss	-	-	-	(380)	(380)
Balance at March 31, 2023	64,801,373	$648	$74,953	$(54,268)	$21,333
Stock option expense	-	-	59	-	59
Issuance of shares - option exercises	50,000	1	13	-	14
Net loss	-	-	-	(1,040)	(1,040)
Balance at June 30, 2023	64,851,373	$649	$75,025	$(55,308)	$20,366

Shareholders’ Equity for the three and six months ended June 30, 2022:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183
Stock option expense	-	-	13	-	13
Issuance of shares – ATM, net	2,650,724	27	1,996	-	2,023
Issuance of shares - option exercises	73,000	1	18	-	19
Net loss	-	-	-	(514)	(514)
Balance at March 31, 2022	64,760,123	$648	$74,550	$(50,474)	$24,724
Stock option expense	-	-	13	-	13
Issuance of shares - option exercises	8,750	-	1	-	1
Net loss	-	-	-	(1,691)	(1,691)
Balance at June 30, 2022	64,768,873	$648	$74,564	$(52,165)	$23,047

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

During the six months ended June 30, 2023 Solitario did not sell any shares under the ATM Agreement.  During the six months ended June 30, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

12. Subsequent Events

On July 31, 2023 Solitario entered into a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for the purchase and sale of 4,166,667 shares of common stock of Solitario (the “Shares”), at a price of $0.60 per share for proceeds of $2,500,000 (the “Offering”).  The proceeds of the Offering will be used to advance Solitario’s exploration activities at its core projects and for general corporate purposes.  In connection with the SPA of the Shares the Company and Newmont entered into an Investor Rights Agreement granting Newmont certain additional rights, including a preemptive right, certain anti-dilution protections and certain other rights and notice provisions related to Solitario’s Gold Crest property assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2022 and 2021, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2022 Annual Report.  Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods.  Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At June 30, 2023, we consider our Golden Crest project in South Dakota, our carried interest in the Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets.  We are conducting exploration activities the United States on our own at Golden Crest and through joint ventures operated by our partners in Peru and in Alaska at the Lik project.  We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of June 30, 2023, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon and Golden Crest projects, (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, rising geopolitical tension, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time.  Please see Item 1A, “Risk Factors,” in our 2022 Annual Report.

 (b) Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

We had a net loss of $1,040,000 or $0.02 per basic and diluted share for the three months ended June 30, 2023 compared to a net loss of $1,691,000 or $0.03 per basic and diluted share for the three months ended June 30, 2022.  As explained in more detail below, the primary reasons for the decrease in our net loss in the three months ended June 30, 2023 compared to the net loss during the three months ended June 30, 2022 were (i) a decrease in exploration expense to $555,000 in the three months ended June 30, 2023 compared to exploration expense of $951,000 during the three months ended June 30, 2022; (ii); a decrease in the unrealized loss on marketable equity securities to $227,000 during the three months ended June 30, 2023 compared to an unrealized loss on marketable equity securities of $368,000 during the three months ended June 30, 2022; (iii) recording of a gain on unrealized loss on short-term investments of $14,000 compared to a loss of $47,000 during the three months ended June 30, 2022; (iv) the recording of a loss on the sale of marketable equity securities of $78,000 during the three months ended June 30, 2022, with no similar loss in the three months ended June 30, 2023; and (v) the recording of a gain on derivative instruments of $23,000 during the three months ended June 30, 2023 compared to a loss on derivative instruments of $3,000 during the three months ended June 30, 2022.  Partially offsetting the above items were (i) an increase in general and administrative expense to $315,000 in the three months ended June 30, 2023 compared to general and administrative expense of $277,000 during the three months ended June 30, 2022; and (ii) a decrease in interest and dividend income to $26,000 during the three months ended June 30, 2023 compared to interest and dividend income of $41,000 during the three months ended June 30, 2022.  Each of the major components of these items is discussed in more detail below.

Our net exploration expense decreased to $555,000 during the three months ended June 30, 2023 compared to exploration expense of $951,000 during the three months ended June 30, 2022 primarily as a result of (i) a later start of work at our Lik project by our joint venture partner, Teck, as Lik exploration was $28,000 during the three months ended June 30, 2023 compared to $444,000 of exploration expenditures at Lik, which included the start of a drilling program in the three months ended June 30, 2022; and (ii) a reduction in reconnaissance exploration during the three months ended June 30, 2023 to $41,000 compared to reconnaissance exploration of $79,000 during the three months ended June 30, 2022.  Although our exploration expenditures at our Golden Crest project were generally comparable for the three months ended June 30, 2023 of $486,000 and $428,000 during the three months ended June 30, 2022, our focus during the 2023 period was on permitting a planned drilling program and additional soil and rock sampling program, while in the three months ended June 30, 2022 we conducted an inductive polarization study at our Golden Crest project as well as soil and rock sampling. During the three and six months ended June 30, 2023 we had three contract geologists working at our Golden Crest project, as well as several part-time employees who assisted our contract geologists in collecting, organizing and testing soil and rock samples at Golden Crest.  In addition, certain of our Denver-based personnel spent a portion of their time on Golden Crest and reconnaissance exploration activities described above and related matters.  We have budgeted approximately $2,000,000 for the full-year exploration expenditure for 2023, which includes approximately $1,723,000 at the Golden Crest project and $574,000 for Solitario’s share of a joint drilling program with Teck at the Lik project.  We expect our full-year exploration expenditures for 2023 to be above the exploration expenditures for full-year 2022.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2023	2022	2023	2022
Golden Crest	$486	$428	$727	$555
Lik	28	444	33	448
Florida Canyon	-	-	-	-
Reconnaissance	41	79	70	174
Total exploration expense	$555	$951	$830	$1,177

General and administrative costs, excluding stock option compensation costs, discussed below, were $257,000 during the three months ended June 30, 2023 compared to $264,000 during the three months ended June 30, 2022.  The major components of our general and administrative costs were (i) salaries and benefit expense of $103,000 during the three months ended June 30, 2023 compared to salary and benefit costs of $99,000 during the three months ended June 30, 2022; (ii) legal and accounting expenditures of $66,000 in the three months ended June 30, 2023 compared to $65,000 in the three months ended June 30, 2022; (iii) office rent and expenses of $23,000 during the three months ended June 30, 2023, compared to $32,000 during the three months ended June 30, 2022; and (iv) travel and shareholder relation costs of $65,000 during the three months ended June 30, 2023 compared to $68,000 during the three months ended June 30, 2022.  We anticipate the full-year general and administrative costs will be comparable for 2023 and 2022.

We recorded $59,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended June 30, 2023 compared to $13,000 of stock option compensation expense during the three months ended June 30, 2022.  These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended June 30, 2023 and 2022.  The primary reason for the increase in stock option compensation expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was as a result of the grant of 2,360,000 options in the third quarter of 2022, which resulted in an increase in the amortization of the grant date fair values during the three months ended June 30, 2023 compared to the same period of 2022.  See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized loss on marketable equity securities of $227,000 during the three months ended June 30, 2023 compared to an unrealized loss on marketable equity securities of $368,000 during the three months ended June 30, 2022.  The non-cash unrealized loss during the three months ended June 30, 2023 was primarily related to (i) a decrease in the value of our 7,750,000 shares of Vendetta common stock, which decreased to a fair  value of $234,000 at June 30, 2023 from a fair value of $372,000 at March 31, 2023 or a decrease of $138,000, based on quoted market prices; and (ii) a decrease in the value of our 134,055 shares of Vox Royalty Corp. (“Vox”) to $324,000 at June 30, 2023 compared to a value of $412,000 at March 31, 2023 or a decrease of $88,000 based on quoted market prices.   The unrealized loss during the three months ended June 30, 2022 was primarily related to (i) a decrease in the value of our holdings of 100,000 shares of Kinross common stock, which decreased to a fair value of $358,000 at June 30, 2022 from a fair value of $588,000 at March 31, 2022 or a decrease of $230,000 based on quoted market prices; (ii) a decrease in the value of our then 8,000,000 shares of Vendetta common stock to $279,000 at June 30, 2022 from a value of $442,000 at March 31, 2022 or a decrease of $163,000 based on quoted market prices and (iii) a decrease in the value of our 134,055 shares of Vox to $303,000 at June 30, 2022 compared to a value of $383,000 at March 31, 2022 or a decrease of $80,000 based on quoted market prices.  In addition, during the three months ended June 30, 2022, we transferred $78,000 of prior unrecognized loss on the sale of Vendetta common stock to realized loss on the sale of marketable equity securities, discussed below.

We did not sell any of our marketable equity securities during the three or six months ended June 30, 2023.  During the three months ended June 30, 2022, we sold 500,000 shares of our holdings of Vendetta common stock for proceeds of $27,000 and recorded a loss on sale of marketable equity securities of $78,000.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sales of Vendetta and Vox common stock.

We recorded interest and dividend income of $26,000 during the three months ended June 30, 2023 compared to interest income of $41,000 during the three months ended June 30, 2022.  This decrease was primarily due to a decrease in the amount of USTS we held during the three months ended June 30, 2023 compared to the amount of USTS we held during the three months ended June 30, 2022.  Partially offsetting the decrease in the outstanding balance of USTS on our interest income was an increase in the average interest rate earned on our short-term investments in USTS during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.  We anticipate interest income will decrease during the remainder of 2023 from the amounts recorded through the six months ended June 30, 2023 as we expect to utilize the proceeds from maturing USTS to fund our exploration and general and administrative expenditures.

We recorded a non-cash unrealized gain on our short-term investments of $14,000 during the three months ended June 30, 2023 compared to an unrealized loss on our short-term investments of $47,000 during the three months ended June 30, 2022 primarily due to the maturing of our USTS, which are marked-to-market and prior reductions in the quoted fair value of our existing USTS that were purchased at lower yield to maturities than current market values were reversed as the USTS matured and approached face value.  These changes in interest rates are a result of many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS or CDs at the time we acquire these short-term investments, to the extent we hold the investments to maturity.

During the three months ended June 30, 2023, we recorded a non-cash gain on derivative instruments of $23,000 related to certain Kinross calls we sold during the three months ended June 30, 2023, compared to a loss on derivative instruments of $3,000 during the three months ended June 30, 2022 related to a reduction in the value of our holdings of Vendetta Warrants which will expired in August 2022.  See Note 6 “Derivative Instruments,” above for a discussion of our Kinross calls.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During the three and six months ended June 30, 2023 and 2022, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and six months ended June 30, 2023 or 2022 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2023.  In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru.  We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

We had a net loss of $1,420,000 or $0.02 per basic and diluted share for the six months ended June 30, 2023 compared to a net loss of $2,205,000 or $0.03 per basic and diluted share for the six months ended June 30, 2022.  As explained in more detail below, the primary reasons for the decrease in our net loss were (i) an decrease in exploration expense to $830,000 during the six months ended June 30, 2023 compared to exploration expense of $1,177,000 during the six months ended June 30, 2022; (ii) a gain on derivative instruments of $23,000 during the six months ended June 30, 2023 compared to a loss on derivative instruments of $4,000 during the three months ended June 30, 2022; (iii) a realized loss of $159,000 on the sale of marketable equity securities during the six months ended June 30, 2022, with no comparable sales of marketable equity securities during the six months ended June 30, 2023; (iv); an unrealized gain on short-term investments of $35,000 during the six months ended June 30, 2023 compared to an unrealized loss on short-term investments of $98,000 during the six months ended June 30, 2022 and (v) an unrealized gain of $102,000 on marketable equity securities during the six months ended June 30, 2023 compared to an unrealized loss on marketable equity securities of $155,000 during the six months ended June 30, 2022.  Partially offsetting these reductions in the loss for the six month period ended June 30, 203 compared to the six month period ended June 30, 2023 were (i) an increase in general and administrative expenses to $791,000 during the six months ended June 30, 2023 compared to general and administrative expenses of $664,000 during the six months ended June 30, 2022 and; (ii) a decrease in interest and dividend income to $53,000 during the six months ended June 30, 2023 compared to interest income of $68,000 during the six months ended June 30, 2022.  The significant changes for these items are discussed in more detail below.

Our net exploration expense decreased to $830,000 during the six months ended June 30, 2023 compared to $1,177,000 during the six months ended June 30, 2022.  The primary reason for the decrease was that the exploration expenditures at our Lik project in Alaska were $33,000 during the six months ended June 30, 2023 compared to exploration expenditures of $448,000 during the six months ended June 30, 2022, where our joint venture partner, Teck, completed a portion of a planned $1.3 million (total) exploration program for 2022, including drilling, of which we are responsible for one-half of the total costs incurred.  We have agreed with Teck to complete a $1.1 million exploration program at Lik for 2023, of which we are responsible for one-half of that or approximately $550,000 for the full year of 2023, however due to timing of expenditures, we anticipate the bulk of those expenditures will occur in the third and fourth quarters of 2023. Partially offsetting this decrease in exploration expenditures during the 2023 period compared to the 2022 period was an increase in our expenditures at the Golden Crest project to $727,000 during the six months ended June 30, 2023 compared to Golden Crest exploration expenditures of $555,000 during the six months ended June 30, 2022, as a result of additional permitting work and soil and rock sampling during 2023 compared to 2022.

General and administrative costs, excluding stock option compensation costs discussed below, were $664,000 during the six months ended June 30, 2023 compared to $638,000 during the six months ended June 30, 2022.  The major components of the costs were (i) salary and benefit expense during the six months ended June 30, 2023 of $263,000 compared to salary and benefit expense of $218,000 during the six months ended June 30, 2022, with these increases as a result of increased personnel and salaries in 2023; (ii) legal and accounting expenditures of $145,000 during the six months ended June 30, 2023, compared to $197,000 during the six months ended June 30, 2022; (iii) office and other costs of $51,000 during the six months ended June 30, 2023 compared to $53,000 during the six months ended June 30, 2022; and (iv) travel and shareholder relation costs of $205,000 during the six months ended June 30, 2023 compared to $170,000 during the six months ended June 30, 2022.

During the six months ended June 30, 2023 and 2022, Solitario recorded $126,000 and $26,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital.  The increase during the six months ended June 30, 2023 was primarily related to the addition of 2,360,000 options granted during the third quarter of 2022 with a grant date fair value of $876,000, which increased the amortization of unvested options’ grant date fair value during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

We recorded an unrealized gain on marketable equity securities of $102,000 during the six months ended June 30, 2023 compared to an unrealized loss on marketable equity securities of $155,000 during the six months ended June 30, 2022. The non-cash unrealized gain during the six months ended June 30, 2023 was primarily related to (i) an increase in the fair value of our holdings of 7,750,000 shares of Vendetta common stock to $235,000 at June 30, 2022 compared to a fair value of $229,000 at December 31, 2022, based on quoted market prices; (ii) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at June 30, 2023 to $477,000 compared to a fair value of $409,000 at December 31, 2022, based on quoted market prices; and (iii) an increase in the fair value of our holdings of 134,055 shares of Vox to $324,000 at June 30, 2022 compared to a fair value of $309,000 at December 31, 2022 based on quoted market prices.  The non-cash unrealized loss during the six months ended June 30, 2022 was primarily related to (i) a decrease in the fair value of our holdings of our then 8,000,000 shares of Vendetta common stock to $279,000 at June 30, 2022 compared to a fair value of $317,000 at December 31, 2021, based on quoted market prices; (ii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to $358,000 compared to a fair value of $581,000 at December 31, 2021, based on quoted market prices; and (iii) a decrease in the fair value of our holdings of 134,055 shares of Vox to $303,000 at June 30, 2022 compared to a fair value of $370,000 at December 31, 2021 based on quoted market prices.  We may reduce our holdings of marketable equity securities depending on cash needs and market conditions, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2023.

We recorded interest and dividend income of $53,000 during the six months ended June 30, 2023 compared to interest and dividend income of $68,000 during the six months ended June 30, 2022.  The reduction in interest income was primarily related to a reduction in our average outstanding balance of USTS during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was partially offset by an increase in the average interest rate and income earned on our USTS during the six months ended June 30, 2023 compared to the average interest rate during the six months ended June 30, 2022.  We anticipate our interest income will decrease in 2023 compared to 2022 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above.  See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized gain on our short-term investments of $35,000 during the six months ended June 30, 2023 compared to an unrealized loss on our short-term investments of $98,000 during the six months ended June 30, 2021 primarily due to certain of our USTS increasing in value as they approached maturity, which were previously recorded at a mark-to-market amount that was below their face value as a result of then current interest rates being higher than the yield-to-maturity rates our USTS at the time the USTS were acquired.

We did not sell any marketable equity securities during the six months ended June 30, 2023.  During the six months ended June 30, 2022, we sold 1,000,000 shares of our holdings of Vendetta common stock for proceeds of $53,000 and recorded a loss on sale of marketable equity securities of $159,000.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

During the six months ended June 30, 2023, we recorded a non-cash gain on derivative instruments of $23,000 related to certain Kinross calls we sold during the three months ended June 30, 2023.  During the six months ended June 30, 2022 we recorded a non-cash loss of $4,000 on our Vendetta Warrants.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2023, we have $2,573,000 in cash and short-term investments.  As of June 30, 2023, we have $2,077,000 of our current assets in USTS with maturities of 30 days to 8 months.  The USTS are recorded at their fair value based upon quoted market prices.  We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2023.  We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities.  At June 30, 2023 we own 7,750,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock, 134,055 shares of Vox common stock and 200,000 shares of Highlander Silver Corp. common stock.  At June 30, 2023, the Vendetta shares are recorded at their fair value of $234,000, the Kinross shares are recorded at their fair value of $477,000; the Vox shares are recorded at their fair value of $325,000 and the Highlander Silver Corp. shares are recorded at their fair value of $15,000.  We did not sell any of our marketable equity securities during the six months ended June 30, 2023.  During the six months ended June 30, 2022 we sold 1,000,000 shares of Vendetta common stock, as discussed above.  See Note 3 “Marketable Equity Securities” in the condensed consolidated financial statements.  We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2023 depending on cash needs and market conditions.

Working Capital

We had working capital of $3,716,000 at June 30, 2023 compared to working capital of $4,991,000 as of December 31, 2022.  Our working capital at June 30, 2023 consists primarily of our cash and cash equivalents, our investment in USTS, discussed above, our investment in marketable equity securities of $1,051,000, and other current assets of $366,000, less our accounts payable of $235,000 and other current liabilities of $39,000.  As of June 30, 2023, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of June 30, 2023, and December 31, 2022 there were options outstanding from the 2013 Plan to acquire 5,340,000 and 5,390,000 shares, respectively, of Solitario common stock.  The outstanding options have exercise prices between $0.60 per share and $0.20 per share.  During the six months ended June 30, 2023, options for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000.  During the six months ended June 30, 2022, options for 81,750 shares were exercised with an average exercise price of $0.25 per share for proceeds of $20,000.  We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2023.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million.  There were no sales of shares of common stock during the six months ended June 30, 2023.  During the six months ended June 30, 2022, we sold an aggregate of 2,650,724 shares of common stock under the ATM Program at an average price of $0.76 per share of common stock for net proceeds after commissions and expenses of approximately $2,023,000.  Solitario may sell additional shares under the ATM program during the remainder of 2023 if market conditions warrant such sales.

(d) Cash Flows

Net cash used in operations during the six months ended June 30, 2023 increased to $1,765,000 compared to $1,272,000 of net cash used in operations for the six months ended June 30, 2022 primarily as a result of (i) the pre-payment of $350,000 during the second quarter of 2023 to our joint venture partner Teck for an advance on planned 2023 exploration program at the Lik project in Alaska, of which $332,000 remained in pre-paid expense at June 30, 2023 and is included in the changes in prepaid expenses and other current assets as a use of cash; (ii) an increase in non-stock option general and administrative expense to $665,000 during the six months ended June 30, 2023 compared to $638,000 during the six months ended June 30, 2022, discussed above; and (iii) a reduction in the provision of cash from changes in other prepaid expenses and other current assets of $4,000 to a total change of $228,000 during the six months ended June 30, 2023 compared to the provision of cash of $222,000 during the six months ended June 30, 2023, which was primarily due to the use of a prepaid balance of $221,000 due from Teck at December 31, 2021 during the six months ended June 30, 2022; and (iv) the use of cash of $15,000 from a decrease in accounts payable and other current liabilities during the six months ended June 30, 2023 compared to the provision of cash of $234,000 from an increased in accounts payable and other current liabilities during the six months ended June 30, 2022 as a result of increased exploration activity at our Golden Crest project during the six months ended June 30, 2022.  These uses of cash were partially offset by (i) a decrease in exploration expense to $830,000 during the six months ended June 30, 2023 compared to exploration expense of $1,177,000 during the six months ended June 30, 2023; and (ii) a reduction in interest and dividend income to $53,000 during the six months ended June 30, 2023 compared to interest and dividend income of $68,000 during the six months ended June 30, 2022.  Based upon projected expenditures in our 2023 budget, we anticipate continued use of funds from operations through the remainder of 2023, primarily for exploration related to our Golden Crest and Lik projects and reconnaissance exploration.  See “Results of Operations” discussed above for further explanation of some of these variances.

During the six months ended June 30, 2023, we provided $1,909,000 of cash from the sale of short-term investments compared to the use of $881,000 in cash during the six months ended June 30, 2022 from the net investment in short-term investments.  During the six months ended June 30, 2023 we acquired equipment and other assets used in our exploration activities of $9,000 compared to $49,000 of equipment acquired during the six months ended June 30, 2022.  We received cash proceeds of $31,000 from the sale of Kinross calls during the six months ended June 30, 2023 with no similar sales during the six months ended June 30, 2022.  During the six months ended June 30, 2022 we sold certain marketable equity securities for proceeds of $53,000, with no similar sales during the six months ended June 30, 2023.  We also used $10,000 of our cash to acquire additional mineral claims at our Golden Crest project during the six months ended June 30, 2022 with no similar mineral property additions during the six months ended June 30, 2023.  We may sell a portion of our marketable equity securities during the remainder of 2023; however, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2023.  We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2023.  Any potential mineral property acquisition or strategic corporate investment during the remainder of 2023, discussed above, could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the six months ended June 30, 2022, we received net cash of $2,023,000 from the issuance of common stock under the ATM Program, discussed above.  In addition, during the six months ended June 30, 2023 and 2022 we received $14,000 and $20,000, respectively, from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans” to the condensed consolidated financial statements.

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

(f) Off-balance sheet arrangements

As of June 30, 2023 and December 31, 2022 we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of June 30, 2023.  As of June 30, 2023, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2022 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and six months ended June 30, 2023 and 2022.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the condensed consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the three and six months ended June 30, 2023.

(j) Related Party Transactions

As of June 30, 2023, and for the three and six months ended June 30, 2023, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of our significant accounting policies.

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements.   These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and under the heading "Risk Factors" included in Item 1A of Part I of our 2022 Annual Report. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik and Golden Crest projects;
•	Our ability to successfully identify, and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us tu execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta, Vox and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of volatile economic conditions, including financial market volatility, the effects of inflation, rising interest rates, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as endemics or pandemics, including the on-going effects from the COVID-19 pandemic.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 1A. Risk Factors

As of June 30, 2023, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

SOLITARIO RESOURCES CORP.

August 8, 2022	By:	/s/ James R. Maronick
Date		James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1*	Form of Common Stock Certificate of Solitario Resources Corp.

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (included in Exhibit 101)

* Filed herewith

