Form 10-Q
period 2023-09-30
SOLITARIO RESOURCES CORP.
filed 2023-11-08
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

 _________________________________________________________________

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

There were 79,086,358 shares of $0.01 par value common stock outstanding as of November 7, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$168	$316
Short-term investments	3,964	3,951
Investments in marketable equity securities, at fair value	910	949
Prepaid expenses and other	237	38
Total current assets	5,279	5,254

Mineral properties	16,646	16,646
Other assets	186	134
Total assets	$22,111	$22,034

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$295	$228
Kinross call option	1	-
Operating lease liability	31	35
Total current liabilities	327	263

Long-term liabilities
Operating lease liability – Long-term	60	-
Asset retirement obligation – Lik	125	125
Total long-term liabilities	185	125

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2023 and December 31, 2022)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (69,163,040 and 64,801,373 shares, respectively, issued and outstanding at September 30, 2023 and December 31, 2022)	692	648
Additional paid-in capital	77,507	74,886
Accumulated deficit	(56,600)	(53,888)
Total shareholders’ equity	21,599	21,646
Total liabilities and shareholders’ equity	$22,111	$22,034

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Costs, expenses and other:
Exploration expense	$918	$655	$1,748	$1,832
Depreciation	7	7	19	23
General and administrative	282	435	1,073	1,099
Total costs, expenses and other	1,207	1,097	2,840	2,954
Other (loss) income
Interest and dividend income	35	29	88	97
Other income	-	20	-	20
Gain (loss) on derivative instruments	7	-	30	(4)
Realized loss on sale of marketable equity securities	-	-	-	(159)
Unrealized gain (loss) on short-term investments	14	(22)	49	(120)
Unrealized (loss) gain on marketable equity securities	(141)	13	(39)	(142)
Total other (loss) income	(85)	40	128	(308)
Net loss	$(1,292)	$(1,057)	$(2,712)	$(3,262)
Loss income per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	67,752	64,769	67,625	64,091

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(2,712)	$(3,262)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	19	23
Amortization of right-of-use lease asset	30	30
Unrealized loss on marketable equity securities	39	142
Unrealized (gain) loss on short-term investments	(49)	120
Employee stock option expense	184	271
Loss on sale of marketable equity securities	-	159
(Gain) loss on derivative instruments	(30)	4
Changes in operating assets and liabilities:		-
Property abandonment and impairment		-
Other income
Prepaid expenses and other	(199)	266
Accounts payable and other liabilities	34	299
Net cash used in operating activities	(2,684)	(1,948)
Investing activities:
Sale of short-term investments, net	36	69
Purchase of mineral property	-	(386)
Purchase of other assets – net	(12)	(49)
Cash from sale of marketable equity securities	-	53
Sale of derivative instruments – net	31	-
Net cash provided (used in) by investing activities	55	(313)
Financing activities:
Issuance of common stock – net of issuing costs	2,422	2,023
Stock options exercised for cash	59	20
Net cash provided by financing activities	2,481	2,043

Net increase (decrease) in cash and cash equivalents	(148)	(218)
Cash and cash equivalents, beginning of period	316	462
Cash and cash equivalents, end of period	$168	$244

Supplemental Cash Flow information:
Acquisition of right to use asset	$87	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”).  Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation.  In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering.  Solitario has been actively involved in mineral exploration since 1993.  In June 2023, Solitario’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from Solitario Zinc Corp. to Solitario Resources Corp., and that name change was effected in July 2023.  Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage.  At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either independently or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that would continue to advance the property.  Solitario has never developed a property.  Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties.  In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties.  Revenues and / or proceeds from the sale or joint venture of properties or assets, although potentially significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon Project”), its interest in the Lik zinc project in Alaska (the “Lik Project”), and its Golden Crest project in South Dakota (the “Golden Crest Project”) to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon Project and Solitario is monitoring progress at Florida Canyon.  Solitario is working with its 50% joint venture partner in the Lik Project, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik Project.   Solitario is conducting mineral exploration on Golden Crest Project on its own.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three months and nine months ended September 30, 2023 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2023.

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

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, increased interest rates, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Item 1A of our 2022 Annual Report and under the heading “Forward-Looking Statements” in Item 2(l) of Part I of this report.

Solitario will continue taking proactive steps to monitor and address the impacts of these risks and uncertainties on its operations, financial condition, and liquidity. Such steps may include, for example, modifying the scope of exploration projects to the extent necessary to respond to public-health emergencies, a step Solitario and its joint venture partners took to address the impacts of the COVID-19 pandemic; reducing costs and increasing operational efficiency in response to inflationary stress and economic downturn; and performing ongoing evaluations of the potential impacts of market volatility, general economic uncertainty, and rising geopolitical tension on Solitario’s ability to access future traditional funding sources on the same or reasonably similar terms as in past periods.  While Solitario will continue to monitor and address the effects of these risks and uncertainties, the extent to which they ultimately impact Solitario’s business, including its exploration and other activities and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.  As of September 30, 2023, $82,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments

As of September 30, 2023, Solitario has $1,391,000 of its current assets in United States Treasury Securities (“USTS”) with maturities of 30 days to 5 months.  The USTS are recorded at their fair value, based upon quoted market prices.  The USTS are not covered under the FDIC insurance rules for United States deposits.  Solitario’s USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.  Included in short-term investments at September 30, 2023 is $2,573,000 in a money market fund held in a brokerage account.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2023 and 2022.  Potentially dilutive shares related to outstanding common stock options of 5,195,000 and 5,390,000, respectively, for the three and nine months ended September 30, 2023 and outstanding common stock options of 5,431,250 and 5,513,000, respectively, for the three and nine months ended September 30, 2022 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s investment in Mineral Properties:

(in thousands)	September 30,	December 31,
	2023	2022
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,035	1,035
Total exploration mineral properties	$16,646	$16,646

All exploration costs on Solitario’s exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to Solitario’s projects, are expensed as incurred.  During the nine months ended September 30, 2023, Solitario advanced $350,000 to Teck for planned 2023 exploration expenditures at the Lik project, of which $193,000 was in prepaid expenses at September 30, 2023.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Geologic and field expenses	$895	$559	$1,630	$1,567
Administrative	23	96	118	265
Total exploration costs	$918	$655	$1,748	$1,832

Asset Retirement Obligation

In connection with the acquisition of its interest in the Lik project in 2017, Solitario recorded an asset retirement obligation of $125,000 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp, including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by the permitting bond required by the State of Alaska for which Solitario has purchased a reclamation bond insurance policy in the event Solitario or its 50% joint venture partner, Teck, do not complete required reclamation.

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

At September 30, 2023 and December 31, 2022, Solitario owns the following marketable equity securities:

	September 30, 2023		December 31, 2022
	shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp	100,000	$456	100,000	$409
Vendetta Mining Corp.	7,750,000	172	7,750,000	229
Vox Royalty Corp.	134,055	271	134,055	311
Highlander Silver Corp.	200,000	11	200,000	-
Total		$910		$949

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2023	December 31, 2022
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(530)	(491)
Marketable equity securities at fair value	$910	$949

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of marketable equity securities sold	$-	$-	$-	$212
Realized (loss) on marketable equity securities sold	-	-	-	(159)
Proceeds from the sale of marketable equity securities sold	-	-	-	(53)
Net (loss) gain on marketable equity securities	(141)	13	(39)	(301)
Change in marketable equity securities at fair value	$(141)	$13	$(39)	$(354)

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Unrealized (loss) gain on marketable securities	$(141)	$13	$(39)	$(142)
Realized (loss) on marketable equity securities sold	-	-	-	(159)
Net loss on marketable securities	$(141)	$13	$(39)	$(301)

During the three and nine months ended September 30, 2023, Solitario did not sell any marketable equity securities.

During the three months ended September 30, 2022, Solitario did not sell any marketable equity securities. During the nine months ended September 30, 2022, Solitario sold 1,000,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock for proceeds of $53,000 and recorded a loss on sale of $159,000 on the date of sale.

4. Leases

Solitario accounts for its leases in accordance with ASC 842 Leases. Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. Solitario has no other material operating lease costs. During the nine months ended September 30, 2023, Solitario entered into an extension of the lease as a new lease for the same facility (the prior lease and the new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $87,000. The WR Lease is classified as an operating lease and has a term of 29 months at September 30, 2023, with no renewal option. At September 30, 2023 and December 31, 2022, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three and nine months ended September 30, 2023, cash lease payments of $11,000 and $33,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2022, cash lease payments of $11,000 and $29,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2023, Solitario recognized $10,000 and $29,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2022, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at September 30, 2023:

Future lease payments (in thousands)

Remaining payments 2023	$4
2024	44
2025	45
2026	8
Total lease payments	101
Less amount of payments representing interest	(10)
Present value of lease payments	$91

5 Other Assets

Other assets consisted of the following items:

(in thousands)	September 30,	December 31,
	2023	2022
Furniture and fixtures, net of accumulated depreciation	$90	$97
Office lease asset	92	33
Exploration bonds and other assets	4	4
Total other	$186	$134

6. Derivative Instruments

Covered call options

From time-to-time, Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year, and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. At September 30, 2023, Solitario has a liability related to covered calls outstanding on its holdings of Kinross of $1,000. During the nine months ended September 30, 2023, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $31,000 and Solitario recorded a gain on derivative instruments related to those covered calls during the three and nine months ended September 30, 2023 of $7,000 and $30,000, respectively. Solitario did not sell any covered calls during the three and nine months ended September 30, 2022.

Warrants

During the three and nine months ended September 30, 2023 Solitario did not hold any Vendetta warrants. During the nine months ended September 30, 2022, Solitario recorded a loss of $4,000 related to certain Vendetta warrants it held, which expired unexercised during the nine months ended September 30, 2022.

7. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement. During the nine months ended September 30, 2023, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3,964	$-	$-	$3,964
Marketable equity securities	$910	$-	$-	$910
Liabilities
Kinross call options	$1	$-	$-	$1

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

At both September 30, 2023 and December 31, 2022, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2023 and 2022, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of September 30, 2023 of $101,000 through February 2026.

10. Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2023. Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. The 2013 plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. As of September 30, 2023, the 2013 Plan has expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms. The outstanding awards under the 2013 Plan are detailed below.

On June 20, 2023, Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units. The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. The 2023 Plan has a term of 10 years. As of September 30, 2023, no awards have been granted under the 2023 Plan.

As of September 30, 2023 and December 31, 2022, there were options outstanding under the 2013 Plan that are exercisable to acquire 5,195,000 and 5,390,000, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.60 per share. As of September 30, 2023, the outstanding stock options have an intrinsic value of $765,000 and a weighted average life of 2.24 years.

During the three and nine months ended September 30, 2023, Solitario did not grant any options. During the three and nine months ended September 30, 2022, Solitario granted options to acquire 2,360,000 shares of Solitario common stock. The options have an exercise price of $0.60 per share, a five-year term and a grant date fair value of $876,000 based upon a Black-Scholes model, with a 73% volatility and a 3.4% risk-free interest rate.

During the three and nine months ended September 30, 2023, options for 145,000 and 195,000 shares, respectively, were exercised with exercise prices between $0.28 and $0.31 per share for proceeds of $45,000 and $59,000, respectively, which had intrinsic values of $37,000 and $52,000, respectively, on the date of exercise.

No options were exercised during the three months ended September 30, 2022. During the nine months ended September 30, 2022, options for 81,750 shares were exercised with an average exercise price of $0.25 per share for proceeds of $20,000, which had an intrinsic value of $44,000 on the date of exercise.

During the three and nine months ended September 30, 2023, Solitario recorded stock option compensation expense of $58,000 and $184,000, respectively included in general and administrative expense. During the three and nine months ended September 30, 2022, Solitario recorded stock option compensation expense of $245,000 and $271,000, respectively included in general and administrative expense. At September 30, 2023, the total unrecognized stock option compensation cost related to non-vested options was $434,000 and is expected to be recognized over a weighted average period of 23 months.

11. Shareholders’ Equity

Shareholders’ Equity for the nine months ended September 30, 2023:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646
Stock option expense	-	-	67	-	67
Net loss	-	-	-	(380)	(380)
Balance at March 31, 2023	64,801,373	$648	$74,953	$(54,268)	$21,333
Stock option expense	-	-	59	-	59
Issuance of shares - option exercises	50,000	1	13	-	14
Net loss	-	-	-	(1,040)	(1,040)
Balance at June 30, 2023	64,851,373	$649	$75,025	$(55,308)	$20,366
Stock option expense	-	-	58	-	58
Issuance of shares - option exercises	145,000	1	44	-	45
Private placement	4,166,667	42	2,380		2,422
Net loss	-	-	-	(1,292)	(1,292)
Balance at September 30, 2023	69,163,040	$692	$77,507	$(56,600)	$21,599

Shareholders’ Equity for the nine months ended September 30, 2022:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183
Stock option expense	-	-	13	-	13
Issuance of shares – ATM, net	2,650,724	27	1,996	-	2,023
Issuance of shares - option exercises	73,000	1	18	-	19
Net loss	-	-	-	(514)	(514)
Balance at March 31, 2022	64,760,123	$648	$74,550	$(50,474)	$24,724
Stock option expense	-	-	13	-	13
Issuance of shares - option exercises	8,750	-	1	-	1
Net loss	-	-	-	(1,691)	(1,691)
Balance at June 30, 2022	64,768,873	$648	$74,564	$(52,165)	$23,047
Stock option expense	-	-	245	-	245
Net loss	-	-	-	(1,057)	(1,057)
Balance at September 30, 2022	64,768,873	$648	$74,809	$(53,222)	$22,235

Private Placement

On July 31, 2023, Solitario entered into a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for the purchase and sale of 4,166,667 shares of Solitario common stock of Solitario (the “Shares”), at a price of $0.60 per share for net proceeds of $2,422,000 after certain legal and regulatory offering costs of $78,000. In connection with the sale of the Shares Solitario and Newmont entered into an Investor Rights Agreement, which granted Newmont certain additional rights, including a preemptive right, certain anti-dilution protections and certain other rights and notice provisions related to Solitario’s Gold Crest mineral property assets.

At the Market Offering Agreement

On February 2, 2021, Solitario entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million (the “ATM Program”). The common stock sold under the ATM Program is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services as sales manager at a commission rate of 3.0% of the gross sales price per share of common stock sold.

During the nine months ended September 30, 2023, Solitario did not sell any shares under the ATM Agreement. During the nine months ended September 30, 2022, Solitario sold an aggregate of 2,650,724 shares of common stock under the ATM Agreement at an average price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

12. Subsequent Events

On October 13, 2023, Solitario completed a private placement of 8,631,818 shares of Solitario common stock, at a price of US$0.55 per share for total net proceeds of US$4,747,500 (the “Offering”). The Offering involved qualified non-US investors and was pursuant to one or more exemptions from registration under U.S., Canadian and other applicable law. The Company did not engage an underwriter or placement agent for the Offering, and there were no underwriter discounts or commissions or placement agent fees, and no warrants were issued. The net proceeds of the Offering will be used to advance the Company’s exploration activities at its core projects and for general corporate purposes.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At September 30, 2023, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets. We are conducting exploration activities in the United States on our own at the Golden Crest Project and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of September 30, 2023, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon and Golden Crest projects, (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

(b) Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

We had a net loss of $1,292,000 or $0.02 per basic and diluted share for the three months ended September 30, 2023 compared to a net loss of $1,057,000 or $0.02 per basic and diluted share for the three months ended September 30, 2022. As explained in more detail below, the primary reasons for the increase in our net loss in the three months ended September 30, 2023 compared to the net loss during the three months ended September 30, 2022 were (i) an increase in exploration expense to $918,000 in the three months ended September 30, 2023 compared to exploration expense of $655,000 during the three months ended September 30, 2022; (ii) an increase in the unrealized loss on marketable equity securities to $141,000 during the three months ended September 30, 2023 compared to an unrealized gain on marketable equity securities of $13,000 during the three months ended September 30, 2022; and (iii) recording of other income of $20,000 during the three months ended September 30, 2022, with no similar item during the three months ended September 30, 2023. Partially offsetting these items which increased the loss during the 2023 period, compared to the three months ended September 30, 2023 were (i) a reduction in general and administrative costs to $282,000 during the three months ended September 30, 2023 compared to general and administrative costs of $435,000 during the three months ended September 30, 2022; (ii) an increase in interest and dividend income to $35,000 during the three months ended September 30, 2023 compared to interest and dividend income of $29,000 during the three months ended September 30, 2022; (iii) the recording of a gain on derivative instruments of $7,000 during the three months ended September 30, 2023 with no similar item during the three months ended September 30, 2022; and (iv) an unrealized gain on short-term investments of $14,000 during the three months ended September 30, 2023 compared to a loss of $22,000 during the three months ended September 30, 2022. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $918,000 during the three months ended September 30, 2023 compared to exploration expense of $655,000 during the three months ended September 30, 2022 primarily as a result of the expensing of claim fees of $292,000 at our Golden Crest project during the three months ended September 30, 2023, compared to $40,000 during the three months ended September 30, 2022, when Solitario was staking and filing initial claim fees at Golden Crest, which are capitalized during the first year of claim payments. Solitario expenses lease and claim costs for all years, after the initial claim or lease payments are made. See Note 2, “Mineral Properties,” to the unaudited financial statements above. In addition, we conducted an increased surface exploration and analysis program at our Golden Crest project which represented approximately $439,000 of exploration expense during the three months ended September 30, 2023 compared to exploration expenditures of $354,000 at Golden Crest during the three months ended September 30, 2022. Partially offsetting these increases in exploration expenditures during the three months ended September 30, 2023 were (i) a later start of work at the Lik Project by our joint venture partner, Teck, as Lik exploration was $139,000 during the three months ended September 30, 2023 compared to $221,000 of exploration expenditures at Lik during the three months ended September 30, 2022; and (ii) a reduction in reconnaissance exploration during the three months ended September 30, 2023 to $48,000 compared to reconnaissance exploration of $80,000 during the three months ended September 30, 2022. During the three and nine months ended September 30, 2023, we had three contract geologists working at our Golden Crest project, as well as several part-time employees who assisted our contract geologists in collecting, organizing and testing soil and rock samples at Golden Crest. In addition, certain of our Denver-based personnel spent a portion of their time on Golden Crest and reconnaissance exploration activities described above and related matters. We have budgeted approximately $2,000,000 for the full-year exploration expenditure for 2023, which includes approximately $1,426,000 at the Golden Crest project and $574,000 for Solitario’s share of a joint drilling program with Teck at the Lik project. We expect our full-year exploration expenditures for 2023 to be above the exploration expenditures for full-year 2022.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2023	2022	2023	2022
Golden Crest	$731	$354	$1,458	$909
Lik	139	221	172	669
Reconnaissance	48	80	118	254
Total exploration expense	$918	$655	$1,748	$1,832

General and administrative costs, excluding stock option compensation costs, discussed below, were $224,000 during the three months ended September 30, 2023 compared to $190,000 during the three months ended September 30, 2022. The major components of our general and administrative costs were (i) salaries and benefit expense of $108,000 during the three months ended September 30, 2023 compared to salary and benefit costs of $88,000 during the three months ended September 30, 2022; (ii) legal and accounting expenditures of $47,000 in the three months ended September 30, 2023 compared to $50,000 in the three months ended September 30, 2022; (iii) office rent and expenses of $35,000 during the three months ended September 30, 2023, compared to $29,000 during the three months ended September 30, 2022; and (iv) travel and shareholder relation costs of $34,000 during the three months ended September 30, 2023 compared to $23,000 during the three months ended September 30, 2022. We anticipate the full-year general and administrative costs will be comparable for 2023 and 2022.

We recorded $58,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2023 compared to $245,000 of stock option compensation expense during the three months ended September 30, 2022. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended September 30, 2023 and 2022. The primary reason for the increase in stock option compensation expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2023 was as a result of the grant of 2,360,000 options in the third quarter of 2022, which included the expensing of the initial vesting of 25% of the grant date fair value of the option grant of $876,000 or $218,000 during the three months ended September 30, 2022, with no similar grant of options during the three months ended September 30, 2023. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized loss on marketable equity securities of $141,000 during the three months ended September 30, 2023 compared to an unrealized gain on marketable equity securities of $13,000 during the three months ended September 30, 2022. The non-cash unrealized loss during the three months ended September 30, 2023 was primarily related to (i) a decrease in the value of our 7,750,000 shares of Vendetta common stock, which decreased to a fair value of $172,000 at September 30, 2023 from a fair value of $234,000 at June 30, 2023 or a decrease of $62,000 based on quoted market prices; (ii) a decrease in the value of our 134,055 shares of Vox Royalty Corp. (“Vox”) common stock to $271,000 at September 30, 2023 compared to a value of $324,000 at June 30, 2023 or a decrease of $54,000 based on quoted market prices and (iii) a decrease in the value of our holdings of 100,000 shares of Kinross common stock to $456,000 at September 30, 2023 compared to a value of $477,000 at June 30, 2023 or a decrease of $21,000 based on quoted market prices. The non-cash unrealized gain during the three months ended September 30, 2022 was primarily related to (i) an increase in the value of our holdings of 100,000 shares of Kinross common stock, which increased to a fair value of $376,000 at September 30, 2022 from a fair value of $358,000 at June 30, 2022 or an increase of $18,000 based on quoted market prices; and (ii) an increase in the value of our 8,000,000 shares of Vendetta common stock, which increased to a fair value of $291,000 at September 30, 2022 from a fair value of $279,000 at June 30, 2022 or an increase of $12,000, based on quoted market prices. The changes in the prices of our marketable equity securities are based on quoted market prices over which we have no control. See Liquidity and Capital Resources below for a discussion of our marketable equity securities.

We recorded interest and dividend income of $35,000 during the three months ended September 30, 2023 compared to interest income of $29,000 during the three months ended September 30, 2022. This increase was primarily due to an increase in interest income on our short-term investments, including our invested balance in a money market account at a brokerage firm. This increase was primarily the result of the completion of the $2,500,000 Newmont private placement discussed above in Note 11, “Shareholders’ Equity.” In addition, the average interest rate on our short-term investments was higher during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. We anticipate our interest and dividend income will be higher for the full year of 2023 compared to 2022 as a result of the private placement to Newmont, the $4,747,500 private placement completed subsequent to September 30, 2023 and the higher interest rates currently being paid on short-term investments during 2023 compared to 2022. We expect to utilize a portion of our short-term investments including proceeds from maturing USTS to fund our exploration and general and administrative expenditures.

We recorded a non-cash unrealized gain on our short-term investments of $14,000 during the three months ended September 30, 2023 compared to an unrealized loss on our short-term investments of $22,000 during the three months ended September 30, 2022 primarily due to the maturing of our USTS, which are marked-to-market and prior reductions in the quoted fair value of our existing USTS that were purchased at lower yield to maturities than current market values were reversed as the USTS matured and approached face value. These changes in interest rates are a result of many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS or CDs at the time we acquire these short-term investments, to the extent we hold the investments to maturity.

During the three months ended September 30, 2023, we recorded a non-cash gain on derivative instruments of $7,000 related to certain Kinross calls we sold during 2023, with no comparable amount during the three months ended September 30, 2022. See Note 6, “Derivative Instruments,” above for a discussion of our Kinross calls.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and nine months ended September 30, 2023 and 2022, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and nine months ended September 30, 2023 or 2022 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2023. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

We had a net loss of $2,712,000 or $0.04 per basic and diluted share for the nine months ended September 30, 2023 compared to a net loss of $3,262,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2022. As explained in more detail below, the primary reasons for the decrease in our net loss were (i) a decrease in exploration expense to $1,748,000 during the nine months ended September 30, 2023 compared to exploration expense of $1,832,000 during the nine months ended September 30, 2022; (ii) a decrease in general and administrative expenses to $1,073,000 during the nine months ended September 30, 2023 compared to general and administrative expenses of $1,099,000 during the nine months ended September 30, 2022; (iii) a gain on derivative instruments of $30,000 during the nine months ended September 30, 2023 compared to a loss on derivative instruments of $4,000 during the nine months ended September 30, 2022; (iv) a realized loss of $159,000 on the sale of marketable equity securities during the nine months ended September 30, 2022, with no comparable sales of marketable equity securities during the nine months ended September 30, 2023; (v) an unrealized gain on short-term investments of $49,000 during the nine months ended September 30, 2023 compared to an unrealized loss on short-term investments of $120,000 during the nine months ended September 30, 2022; and (vi) an unrealized loss of $39,000 on marketable equity securities during the nine months ended September 30, 2023 compared to an unrealized loss on marketable equity securities of $142,000 during the nine months ended September 30, 2022. Partially offsetting these reductions in the loss for the nine month period ended September 30, 2023 compared to the nine month period ended September 30, 2022 were (i) a decrease in interest and dividend income to $88,000 during the nine months ended September 30, 2023 compared to interest income of $97,000 during the nine months ended September 30, 2022; and (ii) other income of $20,000 during the nine months ended September 30, 2022 with no similar amount during the nine months ended September 30, 2023. The significant changes for these items are discussed in more detail below.

Our net exploration expense decreased to $1,748,000 during the nine months ended September 30, 2023 compared to $1,832,000 during the nine months ended September 30, 2022. The primary reasons for the decrease were that the exploration expenditures at our Lik project in Alaska were $172,000 during the nine months ended September 30, 2023 compared to exploration expenditures of $669,000 during the nine months ended September 30, 2022, where our joint venture partner, Teck, completed a portion of a planned $1.3 million (total) exploration program for 2022, including drilling, of which we are responsible for one-half of the total costs incurred, while the drilling program for 2023 was delayed until the fourth quarter of 2023; and (ii) our reconnaissance exploration expenditures dropped to $118,000 during the nine months ended September 30, 2023 compared to $254,000 during the nine months ended September 30, 2022. Partially offsetting this decrease in exploration expenditures during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was an increase in our expenditures at the Golden Crest project to $1,458,000 during the nine months ended September 30, 2023 compared to Golden Crest exploration expenditures of $909,000 during the nine months ended September 30, 2022, as a result of an increase in claim filing expenditures and additional permitting work and soil and rock sampling during 2023 compared to 2022.

General and administrative costs, excluding stock option compensation costs discussed below, were $889,000 during the nine months ended September 30, 2023 compared to $828,000 during the nine months ended September 30, 2022. The major components of the costs were (i) salary and benefit expense during the nine months ended September 30, 2023 of $371,000 compared to salary and benefit expense of $307,000 during the nine months ended September 30, 2022, with these increases as a result of increased personnel and salaries in 2023; (ii) legal and accounting expenditures of $193,000 during the nine months ended September 30, 2023, compared to $247,000 during the nine months ended September 30, 2022; (iii) office and other costs of $108,000 during the nine months ended September 30, 2023 compared to $84,000 during the nine months ended September 30, 2022; and (iv) travel and shareholder relation costs of $217,000 during the nine months ended September 30, 2023 compared to $190,000 during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023 and 2022, Solitario recorded $184,000 and $271,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The decrease during the nine months ended September 30, 2023 was primarily related to the addition of 2,360,000 options granted during the third quarter of 2022 with a grant date fair value of $876,000, which increased the amortization of unvested options grant date fair value during the nine months ended September 30, 2022, related to the 25% of grant date fair value was expensed in the three months ended September 30, 2022, with no similar grant of options during the nine months ended September 30, 2023.

We recorded an unrealized loss on marketable equity securities of $39,000 during the nine months ended September 30, 2023 compared to an unrealized loss on marketable equity securities of $142,000 during the nine months ended September 30, 2022. The non-cash unrealized gain during the nine months ended September 30, 2023 was primarily related to (i) a decrease in the fair value of our holdings of 7,750,000 shares of Vendetta common stock to $172,000 at September 30, 2022 compared to a fair value of $229,000 at December 31, 2022, based on quoted market prices; and (ii) a decrease in the fair value of our holdings of 134,055 shares of Vox to $271,000 at September 30, 2022 compared to a fair value of $311,000 at December 31, 2022 based on quoted market prices. Partially offsetting these decreases in value during the nine months ended September 30, 2023 was an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at September 30, 2023 to $456,000 compared to a fair value of $409,000 at December 31, 2022, based on quoted market prices. The non-cash unrealized loss during the nine months ended September 30, 2022 was primarily related to (i) a decrease in the fair value of our holdings of 8,000,000 shares of Vendetta common stock to $291,000 at September 30, 2022 compared to a fair value of $303,000 at December 31, 2021, based on quoted market prices; (ii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to $376,000 at September 30, 2022 compared to a fair value of $581,000 at December 31, 2021, based on quoted market prices; and (iii) a decrease in the fair value of our holdings of 134,055 shares of Vox common stock to $285,000 at September 30, 2022 compared to a fair value of $370,000 at December 31, 2021 based on quoted market prices, which were partially offset by the recognition of $159,000 of previously recorded unrecognized loss on marketable equity securities upon the sale of 1,000,000 shares of Vendetta common stock during the nine months ended September 30, 2022. We may reduce our holdings of marketable equity securities depending on cash needs and market conditions, which may reduce the volatility of the changes in unrealized gains and losses in marketable equity securities during the remainder of 2023.

We recorded interest and dividend income of $88,000 during the nine months ended September 30, 2023 compared to interest and dividend income of $97,000 during the nine months ended September 30, 2022. The reduction in interest income was primarily related to a reduction in our average outstanding balance of short-term investment during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was partially offset by an increase in the average interest rate and income earned on our short-term investments during the nine months ended September 30, 2023 compared to the average interest rate during the nine months ended September 30, 2022. We anticipate our interest income will increase in 2023 compared to 2022 as a result of the sale of common stock in private placements in the third and fourth quarters of 2023, as discussed in Note 11, “Shareholders’ Equity,” above. We anticipate we will use a portion of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized gain on our short-term investments of $49,000 during the nine months ended September 30, 2023 compared to an unrealized loss on our short-term investments of $120,000 during the nine months ended September 30, 2022. The unrealized gain during 2023 was primarily due to certain of our USTS increasing in value as they approached maturity. Our USTS are recorded at fair values which may be above or below the face value of the USTS depending on the current interest rates that may be below or above the stated interest rate on a USTS. These non-cash changes in the mark-to-market amount for these securities does not affect the yield-to-maturity rates of our USTS at the time the USTS were acquired to the extent the USTS are held to maturity.

We did not sell any marketable equity securities during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we sold 1,000,000 shares of our holdings of Vendetta common stock for proceeds of $53,000 and recorded a loss on sale of marketable equity securities of $159,000. See Note 3, “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

During the nine months ended September 30, 2023, we recorded a non-cash gain on derivative instruments of $30,000 related to certain Kinross calls we sold during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recorded a non-cash loss of $4,000 on certain warrants related to our holdings of Vendetta common stock.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2023, we have $4,132,000 in cash and short-term investments. As of September 30, 2023, we have $1,391,000 of our current assets in USTS with maturities of 30 days to 5 months. In addition, we have $2,573,000 invested in a money market account with a brokerage firm. The USTS are recorded at their fair value based upon quoted market prices. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2023. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2023, we own 7,750,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock, 134,055 shares of Vox common stock and 200,000 shares of Highlander Silver Corp. common stock. At September 30, 2023, the Vendetta shares are recorded at their fair value of $172,000, the Kinross shares are recorded at their fair value of $456,000; the Vox shares are recorded at their fair value of $271,000 and the Highlander Silver Corp. shares are recorded at their fair value of $11,000. We did not sell any of our marketable equity securities during the nine months ended September 30, 2023. During the nine months ended September 30, 2022 we sold 1,000,000 shares of Vendetta common stock, as discussed above. See Note 3, “Marketable Equity Securities” in the condensed consolidated financial statements. We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2023 depending on cash needs and market conditions.

Working Capital

We had working capital of $4,952,000 at September 30, 2023 compared to working capital of $4,991,000 as of December 31, 2022. Our working capital at September 30, 2023 consists primarily of our cash and cash equivalents, our investment in short-term investments, discussed above, our investment in marketable equity securities of $910,000, and other current assets of $237,000, less our accounts payable of $295,000 and other current liabilities of $32,000. As of September 30, 2023, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of September 30, 2023 and December 31, 2022, there were options outstanding from the 2013 Plan to acquire 5,195,000 and 5,390,000 shares, respectively, of Solitario common stock. The outstanding options have exercise prices between $0.60 per share and $0.20 per share. During the nine months ended September 30, 2023, options for 195,000 shares were exercised with exercise prices between $0.28 and $0.31 per share for proceeds of $59,000. During the nine months ended September 30, 2022, options for 81,750 shares were exercised with an average exercise price of $0.25 per share for proceeds of $20,000. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2023.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $9.0 million. There were no sales of shares of common stock under the ATM program during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we sold an aggregate of 2,650,724 shares of common stock under the ATM Program at an average price of $0.76 per share of common stock for net proceeds after commissions and expenses of approximately $2,023,000. Solitario may sell additional shares under the ATM program during the remainder of 2023 if market conditions warrant such sales.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2023 increased to $2,684,000 compared to $1,948,000 of net cash used in operations for the nine months ended September 30, 2022 primarily as a result of (i) the pre-payment of $350,000 during the second quarter of 2023 to our joint venture partner Teck for an advance on the planned 2023 exploration program at the Lik project in Alaska, of which $193,000 remained in pre-paid expense at September 30, 2023 and is included in the changes in prepaid expenses and other current assets as a use of cash; (ii) an increase in non-stock option general and administrative expense to $889,000 during the nine months ended September 30, 2023 compared to $828,000 during the nine months ended September 30, 2022, discussed above; (iii) a reduction in the provision of cash from changes in other prepaid expenses and other current assets to a use of cash of $199,000 during the nine months ended September 30, 2023 compared to a provision of cash from changes in prepaid expenses and other current assets of $266,000 during the nine months ended September 30, 2022; and (iv) the provision of cash of $34,000 from an increase in accounts payable and other current liabilities during the nine months ended September 30, 2023 compared to the provision of cash of $299,000 from an increased in accounts payable and other current liabilities during the nine months ended September 30, 2022 as a result of increased exploration activity at our Golden Crest project during the nine months ended September 30, 2022. These uses of cash were partially offset by (i) a decrease in exploration expense to $1,748,000 during the nine months ended September 30, 2023 compared to exploration expense of $1,832,000 during the nine months ended September 30, 2023; and (ii) a reduction in interest and dividend income to $88,000 during the nine months ended September 30, 2023 compared to interest and dividend income of $97,000 during the nine months ended September 30, 2022. Based upon projected expenditures in our 2023 budget, we anticipate continued use of funds from operations through the remainder of 2023, primarily for exploration related to our Golden Crest and Lik projects and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the nine months ended September 30, 2023, we provided $36,000 of cash from the net sale of short-term investments compared to the provision of $69,000 in cash during the nine months ended September 30, 2022 from the net sales of short-term investments. The change during 2023 was primarily due to the offsetting effects of our cash exploration and general and administrative expenditures and the provision of cash from the sale of securities in the private placement to Newmont, discussed above in Note 11, “Shareholders’ Equity.” During the nine months ended September 30, 2023, we acquired equipment and other assets used in our exploration activities of $12,000 compared to $49,000 of equipment acquired during the nine months ended September 30, 2022. We received cash proceeds of $31,000 from the sale of Kinross calls during the nine months ended September 30, 2023 with no similar sales during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we sold certain marketable equity securities for proceeds of $53,000, with no similar sales during the nine months ended September 30, 2023. We also used $386,000 of our cash to acquire additional mineral claims at our Golden Crest project during the nine months ended September 30, 2022 with no similar mineral property additions during the nine months ended September 30, 2023. We may sell a portion of our marketable equity securities during the remainder of 2023; however, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2023. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2023. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2023, discussed above, could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the nine months ended September 30, 2023, we received net proceeds of $2,422,000 from a private placement to Newmont, discussed above. During the nine months ended September 30, 2022, we received net proceeds of $2,023,000 from the issuance of common stock under the ATM Program, discussed above. In addition, during the nine months ended September 30, 2023 and 2022 we received $59,000 and $20,000, respectively, from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans,” to the condensed consolidated financial statements.

(e) Mineral Resources

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”) issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

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

(f) Off-balance sheet arrangements

As of September 30, 2023 and December 31, 2022, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2023. As of September 30, 2023, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2022 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and nine months ended September 30, 2023 and 2022.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three and nine months ended September 30, 2023.

(j) Related Party Transactions

As of September 30, 2023, and for the three and nine months ended September 30, 2023, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Solitario at this time..

(l) Forward Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading “Risk Factors” in Item 1A of our 2022 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik and Golden Crest projects;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;

•	Our estimates of fair value of our investment in shares of Vendetta, Vox and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of volatile economic conditions, including financial market volatility, inflation, rising interest rates, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as endemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None..

Item 1A. Risk Factors

As of September 30, 2023, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Any unregistered sales of equity securities effected during the quarter ended September 30, 2023 were previously reported on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

November 7, 2022	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

10.1	Purchase Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on August 2, 2023)

10.2

Investor Rights Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. dated July 31, 2023 (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on August 2, 2023)

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

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

