Form 10-K
period 2023-12-31
SOLITARIO RESOURCES CORP.
filed 2024-03-22
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

 (Mark One)

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023

or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-32978

SOLITARIO RESOURCES CORP.
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

YES ☐     NO ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to§240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐     NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2023 as reported on NYSE American, was approximately $33,558,000.

There were 79,636,358 shares of common stock, $0.01 par value, outstanding on March 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is expected to be filed by April 29, 2024, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  These risks and uncertainties include, but are not limited to, items discussed below in Item 1A "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date made.  We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any current reports made on Form 8-K to the United States Securities and Exchange Commission (the "SEC").

Item 1. Business

Business and Company Formation

Solitario Resources Corp. (“Solitario” or the “Company”) is an exploration stage company as defined by rules issued by the SEC.  Solitario was incorporated in the State of Colorado on November 15, 1984.  Solitario has been actively involved in mineral exploration since 1993.  Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage of the project.  At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property.  Solitario has never developed a property.  Solitario’s primary focus is on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties.  In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario also from time to time evaluates potential strategic transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential or other potential corporate transactions that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties.  Revenues and / or proceeds from the sale or joint venture of properties or assets, although significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its Golden Crest project in South Dakota, its carried interest in the Florida Canyon project in Peru, and its interest in the Lik project in Alaska to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner at Florida Canyon, is continuing the furtherance of the Florida Canyon project and Solitario is monitoring the progress at Florida Canyon.  Solitario is working with its 50% joint venture partner, Teck American Inc., a wholly owned subsidiary of Teck Resources Limited (both companies are referred to in this Annual Report as “Teck”) at its Lik project.  Teck completed a drilling program and conducted mapping and ground gravity geophysical activities at the Lik project during 2022 and 2023.  Solitario is conducting mineral exploration on its Golden Crest project on its own.

As of December 31, 2023, Solitario anticipates using its cash and short-term investments, in part, to further fund the exploration of its Golden Crest, Florida Canyon, and Lik projects and to potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets on potentially attractive terms.

Human Capital Management

As of December 31, 2023, Solitario had six full-time employees and three part-time seasonal employees. In addition, we use consultants and contractors with specific skills to assist with exploration activities, administration, due diligence, environmental and regulatory compliance, corporate governance, and asset and operations management.

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

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, increased interest rates, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” below in Item 1A of this Annual Report.

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

Corporate Structure

Solitario Resources Corp. [Colorado]

- Golden Crest Project [South Dakota] (100%)

- Zazu Metals Corporation. [Canada] (100%)

- Zazu Metals (AK) Corp. [Alaska] (100%)

- Lik Project (50%)

- Minera Chambara, S.A. [Peru] (85%)

- Chambara Project

- Minera Solitario Peru, S.A. [Peru] (100%)

- Minera Bongará, S.A. [Peru] (39%)

- Florida Canyon Project

- Minera Soloco, S.A. [Peru] (100%)

Mineral Exploration Properties

We hold a 50% operating interest in the Lik zinc-lead-silver property in northwest Alaska, which is estimated to contain a large tonnage, high-grade deposit potentially mineable by open-pit methods. Teck is a 50% partner with Solitario in the Lik deposit, with Teck acting as the project manager from 2018 through 2023. In late 2021 Solitario engaged Gustavson & Associates to complete a S-K 1300 Technical Report Summary on the Lik project (the“S-K 1300 Lik TRS”) which was completed in March 2022. A Preliminary Economic Assessment (“PEA”) was completed on the Lik deposit in 2014.

Solitario also has a 39% interest in the advanced, high-grade, Florida Canyon zinc project located in northern Peru. The project has a significant mineral resource and Solitario is fully carried to production by its joint venture partner Nexa, formerly Votorantim Metais Holdings, SA (“Votorantim”) and Compañía Minera Milpo S.A.A. (“Milpo”). Nexa is one of the largest zinc producers in Peru. In late 2021 Solitario engaged Gustavson & Associates to complete a S-K 1300 Technical Report Summary on the Florida Canyon Project (the “S-K 1300 Florida Canyon TRS”) which was completed in March 2022. Solitario and Nexa completed a PEA on the Florida Canyon deposit in August 2017. Except for the 2018-2019 drilling program for which Solitario voluntarily funded $1,580,000 of the 39-hole 17,033-meter drilling program, Nexa has funded 100% of project expenditures since the inception of the Florida Canyon joint venture in 2006. Nexa will increase its ownership to a 70% interest in the project from its current ownership of 61%, by continuing to solely fund all project expenditures and committing to place the project into production based upon a positive feasibility study. After earning 70%, and at the request of Solitario, in the event Nexa makes the decision to develop the Florida Canyon project, Nexa has agreed to finance Solitario's 30% participating interest for any development costs through a future loan facility to Solitario. Solitario would then repay the loan facility through 50% of its net cash flow distributions from the project.

During 2021 Solitario entered into a lease agreement with Golden Crest II, LLC, a Wyoming limited liability company (the “GC Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota. The GC Claims are part of Solitario’s Golden Crest project. Terms of the GC Agreement include required scheduled payments by Solitario to the underlying owner of $65,000 (paid upon signing) and an obligation to pay the underlying owner $60,000 at the first anniversary date which was paid in June 2022. Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments. In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments that over five years total $340,000 and annual payments of $150,000 thereafter, which will be expensed as paid. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000. In order to maintain the lease in good standing, Solitario has agreed to escalating work commitments, on the GC Claims and a related area of interest around the GC Claims totaling $3,000,000 during the first five years of the lease, with the first and second-year minimum expenditures totaling $600,000 ending June 2022. Solitario has exceeded the minimum exploration expenditures required through 2023. The term of the GC Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In addition, Solitario staked additional mineral claims, including some claims included in the area of interest of the GC Claims and claims not related to the GC Claims, as part of the Golden Crest project. As of December 31, 2023, Solitario has incurred costs for staking, filing fees, legal and other costs totaling $1,035,000 capitalized as initial acquisition costs related to claims on the Golden Crest project.

At December 31, 2023, Solitario also holds an 85% interest in the Chambara exploration project in Peru. Nexa holds the remaining 15% interest.

We conduct exploration and property evaluation activities in Peru and in the United States in Alaska and South Dakota either on our own using contract geologists, or through joint ventures operated by our partners.

Our exploration activities and those of our joint venture partners are carried out on a property-by-property basis. These activities may include prospecting, geologic mapping, sampling, geophysics and drilling. When we determine that this work indicates a project may not be economically feasible or not contain sufficient geologic or economic potential, we may impair or completely write-off the property. A significant factor in the success or failure of our activities is the price of commodities. For example, when the price of zinc, gold or other commodities is down, we may determine that the value of our mineral exploration properties decreases; however, during such down markets it may also become easier and less expensive to locate and acquire new mineral exploration properties.

We have recorded revenue in the past from the sale of mineral properties and assets, joint venture property payments and the sale of royalties. Proceeds from the sale or joint venture of properties and royalty sales, although potentially significant when they occur, have not been a consistent source of cash and may only occur in the future, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities on our projects, we need to maintain and replenish our capital resources. Historically, we have met our need for capital through (i) the sale of our investments in, and interest on, money market accounts and our short-term treasury notes and bank certificates of deposit (“CDs”); (ii) issuances of common stock; (iii) sales of our shares of common stock of Vendetta Mining Corp. (“Vendetta”), Vox Royalty Corp. (“Vox”) and Kinross Gold Corporation (“Kinross”); (iv) sales of covered call options on common stock of Kinross we hold; and (v) sale of mineral property interests and assets. In certain cases, we have reduced our exposure to the costs of our exploration activities through the use of joint ventures.

We operate in one segment: mineral exploration. We currently conduct, whether directly or through our joint venture partners, exploration activities in Peru, Alaska and South Dakota and evaluate properties for potential acquisition and evaluation of strategic corporate opportunities throughout North and South America. As of March 21, 2024, we had six full-time employees located in the United States and no full-time employees outside of the United States. We utilize contract managers, geologists, administrators and part-time laborers to execute our Latin American and North American project work and acquisition evaluations.

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

Governmental Regulations

Mineral development and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, permitting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Similarly, if any of our properties are developed and/or mined those activities are also subject to significant governmental regulation and oversight. We are required to obtain licenses, permits and other authorizations in order to maintain our various mineral property rights and interests and to conduct our exploration programs. Our failure to comply with any of these requirements could result in the loss of our ability to conduct mining activities in a particular location, which could have a material adverse impact on our business.

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We are required to conduct our operations in compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in each jurisdiction in which we conduct our exploration activities could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. We have reviewed and considered current federal legislation relating to climate change and given our current small size and limited activities, we do not believe it to currently have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects. During 2023, we had no material environmental incidents or known non-compliance with any applicable environmental regulations.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2023 and 2022, are total assets of $37,000 and $31,000, respectively, related to Solitario's operations located outside of the United States.

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

We have no reported mineral reserves as defined by SEC rules, and our current projects and assets, and any projects we may acquire are not likely to offer the opportunity for near term revenues or sale proceeds. If we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

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

Our Florida Canyon and Lik projects have reported mineral resources in accordance with SEC rules. The estimation of mineral resources is imprecise and depends upon subjective factors. The mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, zinc and other precious metal market prices. While the Company believes that its mineral resource estimates are developed using well-established practices and with appropriate controls, mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, , zinc and other previous metal market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral resource estimates, discontinue exploration at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our projects that are different from those predicted, we may adjust our mineral resource estimates and alter our exploration or development plans.

Moreover, these resources at our Florida Canyon and Lik projects may never be upgraded to mineral reserves without significant additional geologic work, including additional drilling, economic and environmental analysis, and the completion of a feasibility or other study to demonstrate the mineral potential and economic viability of these projects. To a significant degree, the completion of this work and a feasibility or other appropriate study is dependent on our joint venture partners desire to do so, over which we have limited influence. In addition, there is no assurance that if such work and studies are undertaken and completed, that either or both of these projects will be determined to be economically viable. The lack of reserves on these mineral properties could prohibit us from any near-term sale or joint venture of such mineral properties and we would not be able to realize any proceeds and or profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.

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

Our Golden Crest project, which was acquired during 2021, has no reported mineral resources or mineral reserves as defined by SEC rules. We have conducted limited geologic activities at the Golden Crest project consisting primarily of soil and rock sampling, geophysical studies. Additional geologic, environmental, and economic work would be required to allow us to report mineral resources at the Golden Crest project, including drilling and completion of a preliminary economic study. Furthermore, significant additional work would be required to prepare a feasibility or other study to allow us to report mineral reserves at the Golden Crest project. There can be no assurance that if such work is completed that the results would allow us to report either mineral resources or mineral reserves in the future. The lack of mineral resources or mineral reserves at the Golden Crest project could prohibit us from any near-term sale or joint venture of our interest in the Golden Crest project and we may not be able to realize any proceeds and or profit from our interests in the Golden Crest project, which could materially adversely affect our financial position or results of operations.

Our business is dependent on the market price of certain commodities, particularly gold and zinc, and currency exchange rates over which we have no control.

Our operations and the value of our mineral properties are significantly affected by changes in the market price of commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of the commodities related to any specific project. Because our core assets are currently in zinc and gold related projects, the spot price of zinc and gold is particularly important to the value of our assets and future prospects. The price of commodities also affects the value of exploration projects we own or may wish to acquire or joint venture. These commodity prices fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Currency exchange rates relative to the United States dollar can affect the cost of doing business in a foreign country in United States dollar terms, which is our functional currency. Consequently, the cost of conducting exploration in the countries where we operate, accounted for in United States dollars, can fluctuate based upon changes in currency exchange rates and may be higher than we anticipate in terms of United States dollars because of a decrease in the relative strength of the United States dollar to currencies of the countries where we operate. We currently do not hedge against currency or commodity fluctuations. The prices of commodities as well as currency exchange rates have fluctuated widely and future significant price declines in commodities or changes in currency exchange rates could have a material adverse effect on our financial position or results of operations.

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

Our exploration activities (and those of our joint venture partners) are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration or development activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where our projects are located, and we or our joint venture partners conduct these activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our operations could be negatively affected by existing laws as well as potential changes in laws and regulatory requirements to which we are subject, including regulation of mineral exploration and ownership, environmental regulations and taxation.

The exploration and development of mineral properties is subject to federal, state, provincial and local laws and regulations in the countries in which they are located in a variety of ways, including regulation of mineral exploration and land ownership, environmental regulation and taxation. These laws and regulations, as well as future interpretation of or changes to existing laws and regulations, may require substantial increases in capital and operating costs to us and delays, interruptions, or the termination of operations.

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

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our exploration operations on our properties.

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

The success of projects held under joint ventures that are not operated by us are substantially dependent on the joint venture partner, over which we have limited or no control.  Our Florida Canyon project and our Lik project are joint ventured with other mining companies that manage the exploration activities on the projects.  We are the minority-interest party at Florida Canyon and a 50% partner at the Lik project.  Although our joint venture agreements provide certain voting rights and other minority-interest safeguards, the majority partner and/or operator not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and other activities.  Consequently, we are highly dependent on the operational expertise and financial condition of our joint venture partners, as well as their corporate priorities.  For instance, even though our joint venture property may be highly prospective for exploration success, or economically viable based on future feasibility and/or other studies, our partner may decide not to fund the further exploration or development of our project based on their respective financial condition or other corporate priorities.  Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.  Our Lik project requires unanimous consent by the joint venture partners for annual budgets in excess of $1.0 million.  Consequently, exploration of the Lik project could be delayed without the unanimous consent of both parties to certain proposed actions or transactions.

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

In the future, we may attempt to acquire a new mineral property asset, or another company and the acquisition may require a substantial amount of capital or the issuance of our capital stock to complete. Acquisition costs may never be recovered due to changing market conditions, or our own miscalculation concerning the recoverability of our acquisition investment. Such an occurrence could adversely affect our business, future operations and financial condition.

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

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or the ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE American and the TSX during 2023 was approximately 62,000 shares. The market price of our shares of common stock has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in the price of zinc or other commodity prices, negative news on our projects, negative investment sentiment for mining and commodity equities and general economic trends.

We have a history of losses and if we do not operate profitably in the future it could have a material adverse effect on our financial position or results of operations and the trading price of our common stock would likely decline.

We have reported losses in 27 of our 30 years of operations. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only three years in our history; (i) during 2015, as a result of the sale of our former Mt. Hamilton project; (ii) during 2003, as a result of a $5,438,000 gain on a derivative instrument related to our investment in certain Crown warrants and (iii) during 2000, when we sold our former Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues or cash flows from our operations or assets. If we do not operate profitably or identify and execute on outside sources of funding, we may be unable to fund our current or contemplated exploration activities, acquire new assets, or otherwise further our business plan.

We have never paid, and do not intend to pay cash dividends in the foreseeable future and, consequently, the ability to achieve a return on any investment in our common stock will depend on appreciation in the price of our common stock.

We have never paid cash dividends on any of our capital stock, and we currently intend to retain future earnings, if any, to fund the development and growth of our business. Therefore, the holder of our stock is not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, the ability to receive a return on an investment in our common stock will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which it was purchased.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.

We have the authority to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval, subject to certain limitations imposed by applicable stock exchange rules. In addition, during 2021 we put an ATM (“At the Market”) program, in place, which was amended in 2023, to allow us to sell up to $10,000,000 in shares of our common stock under that program from time to time. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval. Sales of a substantial number of shares by the Company in the public market (or otherwise), or the perception that those sales may occur, could cause the market price of our common stock to decline.

General Risk Factors

The outbreak of pandemics may affect our assets, operations and development plans at our projects.

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

Our business could be adversely impacted by the effects of epidemics or pandemics. How these epidemics or pandemics may ultimately impact our business, including our future exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted, and include the duration, severity, and any recurrence of various strains of an outbreak and the actions taken to contain or treat the outbreak. In particular travel and other restrictions established to curb the spread of pandemic diseases could materially and adversely impact our business including without limitation, planned exploration programs at our Florida Canyon, Lik and Golden Crest projects during 2024 and beyond, employee health, workforce productivity, increased insurance premiums, limitations on travel, labor shortages and the availability of industry experts and personnel, the timing to process drilling and other metallurgical testing, supply chain constraints that impede exploration operations, and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not be impacted by pandemic diseases and that we could ultimately see our workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks. The outbreak of pandemic diseases could create a widespread global health crisis that contributes to volatility in the economy and financial markets that could have an adverse effect on the future demand for precious and base metals and, in turn, our prospects.

A significant portion of our liquid assets consist of money market funds, U.S. Treasuries and cash held in brokerage accounts. The failure of the financial institutions that issued or hold these financial instruments or our cash could have a material adverse impact on the market price of our common stock and our liquidity and capital resources.

At December 31, 2023, we have invested $7,738,000 in money market funds and $698,000 in United States Treasury securities (“USTS”) held in a brokerage account, with maturities of between one day and 2 months and we have approximately $140,000 of our cash in uninsured deposit accounts and brokerage accounts which are not covered by Federal Deposit Insurance Company insurance. The failure of a financial institution holding these funds and assets could have a material impact on the market price of our common stock and our liquidity and capital resources.

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

We are dependent upon information technology systems, which are subject to cybersecurity risks, disruption, damage, failure and risks associated with implementation and integration.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

We rely upon technology and information systems to support our mining exploration business. These systems may be susceptible to cybersecurity risks including, but not limited to, external attackers, malware, viruses, and unauthorized access to our information technology (“IT”) systems. We have invested in cybersecurity controls and processes to address these threats and reduce the risk of future breaches and cyber-attacks. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor misconduct, and other external hazards could expose our information systems, and those of our vendors, to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business.

While we take cybersecurity seriously, we mitigate the common cybersecurity risks that many companies face by greatly limiting the accessibility of and our reliance on our cyber profile and web-based activities. Of our nine employees (six full-time, three part-time), a total of three employees plus one third-party information-technology consultant (our “IT Consultant”) that we contract with have access to our cyber system. No vendors or customers have access to our system, which greatly minimizes the risk of unauthorized access. No part of our business entails third-party members of the public accessing our accounts, making purchases, or ordering products or services, which greatly reduces our risks of cyber-attack and minimizes the potential consequences if such an attack were to occur. In addition, although we do have a website, it is maintained offsite and is not connected to our file server, which is maintained separately in our office rather than being connected to the Internet or linked to any third-party cloud storage system.

Despite our relatively low risk cybersecurity profile and the minimal threat of cybersecurity incidents that we face, we contract with one IT Consultant to assist us in identifying any potential cybersecurity risks and in implementing and maintaining effective measures to reduce our cybersecurity risks. Our IT Consultant helps ensure that our system is updated with the latest cybersecurity patches and configurations and monitors our system and accounts for suspicious activity.

Additionally, we invest in firewall protection through Symantec Corporation, which is a provider of Internet-security technology and business-management solutions. Our Symantec firewall protection is designed to monitor and secure our computers from malicious inbound and outbound traffic and to provide an additional layer of protection to our network and data, which helps mitigate the risks of unauthorized access and cybersecurity threats. In addition to relying on the advice and knowledge of our IT Consultant, our IT Consultant maintains our firewall protection through Symantec.

We monitor daily reports from the firewall protection, which would indicate any suspicious activity in our accounts or system as well as notify our IT Consultant, who would contact our Chief Financial Officer. Our Chief Financial Officer would consult with our IT Consultant to assess and determine the materiality of the risk presented by the suspicious activity and to determine what steps should be taken to protect the limited data we maintain online. Depending on the materiality of the risk, our IT Consultant and Chief Executive Officer would consult with our Audit Committee of the Board of Directors to determine an appropriate notification and risk-management plan.

We did not identify any cybersecurity incidents during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect Solitario’s business strategy, results of operations, or financial condition.

Despite the low accessibility of our server and system and the resultant low cybersecurity risks that we face, we recognize that no system is completely protected from cyber threats, that cybersecurity risks are increasingly difficult to detect, and that the increasingly digitalized landscape that businesses operate in increase the pervasiveness and severity of cyber-attack risks. While we do not believe our business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity threats or incidents, there is no assurance that we will not be materially affected by such threats or incidents in the future. We will continue to monitor cybersecurity risks with our IT Consultant and stay apprised of changes in the cyber environment.

Governance

As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board, oversees the responsibilities relating to the operational (including IT risks and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through quarterly reports from our executive officers and it reports any material findings and recommendations to the full Board for consideration.

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

Golden Crest Project (United States)

1. Property Description and Location

(map of Golden Crest project)

The Golden Crest project is in the northern Black Hills of western South Dakota in Lawrence County. A map of the project location is shown above. The Golden Crest project is comprised of 1,724 unpatented lode claims, with an associated area of approximately 33,334 acres. Two hundred forty-one of the claims are leased from Golden Crest II, LLC , a Wyoming limited liability company (“GC LLC”) and 27 unpatented claims (“Easter Claims”) are leased from the Easter Project, LLC, a Wyoming limited liability company. All the remaining claims are owned by Solitario and were staked throughout 2021 and 2022.

Solitario acquired its lease interest in the GC Claims in May 2021 by entering into the GC Agreement with GC LLC. Terms of the GC Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date. To continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over a five-year period that total $340,000 and annual payments of $150,000 thereafter. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000. Solitario has agreed to perform escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 in work expenditures during the first five years of the lease. Solitario has fulfilled its $1,200,000 work commitment for the first three years. On March 30, 2022, Amendment 1 to the GC Agreement was signed that provided all work commitment periods will be on a calendar-year basis. The term of the GC Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner will retain a 2.0% Net Smelter Return royalty. Solitario has the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the underlying owner $1,000,000. GC LLC reserves a three-mile area of interest to its original claim position and the terms of the GC Agreement applies to this area of interest.

In February of 2022, Solitario entered into a lease agreement (the “Easter Agreement”) whereby Solitario acquired exclusive exploration rights to the Easter Claims in the Black Hills region of South Dakota. The Easter Claims are part of Solitario’s Golden Crest project. Terms of the Easter Agreement include $10,000 paid upon signing, scheduled annual payments to the underlying owner totaling $180,000 through the tenth anniversary, and $30,000 per year thereafter. On March 30, 2023, Amendment 1 to the Easter Agreement was signed reducing all future work commitments on the Easter Claims to 1,000 feet of drilling, upon approval of drilling permits. All other terms of the Easter Agreement are substantially the same as the Golden Crest Agreement, except there is no area of interest.

Federal maintenance fees and county registration due in 2024 will be approximately $381,000 for all Golden Crest claims currently held by Solitario.

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

The Golden Crest Project is in forested highlands with subdued relief separated by steep-sided canyons. Elevations in the immediate area range from approximately 1,500 m to 2000 m. Spearfish Creek, a stream with a perennial flow, is situated on the eastern-side of the property while most other creeks on the property are generally dry in the summer months. Vegetation consists of mixed forest composed of deciduous hardwoods and conifers with sporadic meadows and locally dense underbrush. Stands of timber of commercial value cover the property at higher elevations and are managed by the USFS. Logging activities have been widespread on large portions of the property in the past five to twenty years and are ongoing.

Climate at the Golden Crest project area is temperate, characterized by hot summers, cold winters and pronounced seasonal variation in precipitation and temperatures. Average annual temperature, as measured at the Spearfish weather station, is 55°F with seasonal variation averages highs of 32°F and 80°F in winter and summer respectively. The average amount of annual rainfall is approximately 26 inches along with 44 inches of snowfall (as measured at the Spearfish recording station). Average precipitation is greater at the higher elevations of the property itself. The mineral exploration season is generally from early-April to late-November.

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

4. Geological Setting

Geologically, the Black Hills consists of Archean and Proterozoic crystalline rocks that are overlain by Paleozoic rocks ranging in age from Cambrian to Pennsylvanian. Precambrian rocks in the Lead window consist primarily of Precambrian metasedimentary rocks and minor extrusive metabasalts and intrusive gabbros. The Paleozoic sequence of marine sedimentary rocks (mainly carbonates and calcareous sediments) contains five formations, dominated by the Cambro-Ordovician Deadwood Formation at its base and the Mississippian-aged Pahasapa Group (regionally known as the Madison Group) at its top. Thin stratigraphic units including the Ordovician Winnipeg and Whitewood Formations and Devonian Englewood Formation are present. The Deadwood Formation is the most important Paleozoic host for Tertiary replacement gold mineralization and paleoplacer gold deposits in the historic district. The Mississippian Pahasapa Group contains three recognizable members that correlate to the Lodgepole Limestone, Mission Canyon Limestone and Charles Formation of the regional Madison Group. This carbonate package contains several evaporite horizons that can be well-mineralized on the Golden Crest property. The Pahasapa Group is overlain in stratigraphic unconformity by the Minnelusa Formation, a package of Pennsylvanian-aged shallow marine and continental red beds and evaporite successions up to 180 m thick. The upper Pahasapa was strongly karsted in the Black Hills prior to deposition of the Minnelusa, producing the world’s largest known paleo-cave systems.

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

5. Prior Exploration and Recent Work

The first known mineral exploration work on the property was a limited dry stream sediment survey conducted by Homestake from 1988 to 1993 over a 250 square kilometer area. The results of this survey pointed to a seven square kilometer area of anomalous gold values that was subsequently staked by the GC LLC and leased by Solitario. Homestake drilled three deep exploration core holes in 1993-1994 on Solitario’s current property, but not in the area of the anomalous gold values in dry stream sediments. The objective of these holes was to test for the presence of the Precambrian Homestake Formation that hosts the prolific past-producing 42 million-ounce Homestake gold deposit. Homestake reported that two of the three holes intersected the Homestake Formation.

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

Apart from the float rock which is highly resistant to weathering, the inference of the subcropping geology is limited to areas where the topography is less flat and those areas where road cuts or road beds expose “C” horizon soils. The inability to observe outcrop limits the ability to detect and interpret the geometry and thickness of zones of alteration, so a soil sampling program was initiated property-wide to assist in the identification of new target areas for mapping and more detailed rock sampling. Exploration work during the past three years has consisted of grid soil sampling, select grab rock sampling of float and less commonly bedrock, hand-dug trenching, geologic mapping and Induced Polarization ground geophysics.

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

Alteration, gold and trace element enrichment in the Pahasapa formation at the Golden Crest project is viewed as a possible indication of replacement-style epithermal mineralization in stratigraphic units lower in the sedimentary sequence that do not outcrop on the Golden Crest property (e.g. Upper and Lower Deadwood Formation). Ore-forming magmatic hydrothermal fluids ascended from mineralizing centers may have passed through overlying Paleozoic carbonate sections along subvertical faults and fractures, becoming progressively cooler and diluted by ground water, and depositing trace elements and gold. This extensive hydrothermal fluid interaction is interpreted to have resulted in widespread low-temperature alteration of limestones, silicification and geochemical anomalism +/- gold mineralization in the Pahasapa Formation.

Over twenty gold-enriched target areas have been identified by Solitario by select rock grab sampling. All of these prospects have returned anomalous gold assays, with fourteen containing multi-gram gold per tonne and the remaining prospects returned values between 0.1 and one-gram gold. with fourteen containing multi-gram gold per tonne and the remaining prospects returned values between 0.1 and one-gram gold. Rock sampling at Golden Crest is usually of float grab samples, consequently their significance to underlying bedrock is not always certain. However, we believe that virtually all the reported assay samples are derived from the immediate area in which they were collected.

Late in the 2021 field season, Solitario received very high-grade gold values from select surface grab rock samples at the Downpour target area. Additional surface sampling was conducted in the immediate area of the high-grade samples and eight continuous three-meter (total 24 meters) rock-chip channel samples were also collected. In 2022, Solitario sampled an additional 127.5 meters of trenching at Downpour, where significant high-grade intervals were found as shown in the lefthand Downpour Target map below. The majority of these samples were in bedrock or weathered bedrock.

Solitario also expanded its exploration search area at the Downpour Prospect in 2022 and successfully enlarged the potential target area for high-grade gold mineralization. As shown on the Rock Grab Sample Assay Map on the righthand side below, mineralization at Downpour has now been identified over an 800-meter-long strike length, with a width of up to 500 meters wide. This prospect remains open in three directions. Work conducted in 2023 suggests that the high-grade gold mineralization may extend another two- to three-kilometers to the northeast of Downpour. We refer to this new area as Wild Rose.

Downpour trenching results with assay values in gpt gold.	Greater Downpour area with rock grab sample assay results.

In 2022, Solitario discovered a new area of significant mineralization within a generalized area called Ponderosa.  Select grab sampling of float, weathered bedrock and bedrock yielded both low- and high-grade gold mineralization.  Three centers of mineralization were initially identified by select grab samples:  Geyser, Spur and Zig Zag. Based on these very favorable results, a trenching program was initiated.  At Spur, a 234-meter trench along an abandoned logging road yielded an average grade of 0.82 grams per tonne (“gpt”) gold.  At Zig Zag, a 27-meter-long trench resulted in an average grade of 3.22 gpt gold.

Extensive sampling conducted in 2023 northeast of the Geyser-Spur-Zig Zag area strongly suggests that high-grade gold mineralization extends another two kilometers and includes the newly discovered Sleeping Beauty and Holland zones.

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

7. Drilling:

No drilling has been conducted at the Golden Crest project by Solitario but is scheduled to begin in the second quarter of 2024, pending permit approvals (see Exploration and Development section below).

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

11. Drill Hole Permitting, General Reclamation and ESG

Solitario submitted a Plan of Operations (“POO”) to the USFS in late-2021 for 25 widely spaced drill hole locations throughout our property position. After USFS comments, and Solitario responses to those comments, the POO was deemed complete in May of 2022. Respec Company LLC (“Respec”) was engaged by the USFS to complete an Environmental Assessment (“EA”) on Solitario’s proposed POO activities. A draft EA was completed and published in May 2023. The USFS, in coordination with Respec, analyzed and prepared responses to the public comments, making any required changes to the analysis. and then prepared a final EA and a determination if the project proposal conformed to a Finding of No Significant Impact (FONSI).

In December 2023, the USFS issued its final Environmental Assessment and Draft Decision of No Significant Impact on Solitario’s Proposed Golden Crest Drilling Program. As a result of this decision, Solitario did not have to do any additional environmental studies beyond its comprehensive EA. Following this decision, a 45-day period ensued allowing for interested parties that commented on the original draft EA to object to the FONSI decision. The objection period has ended and currently the USFS is responding to the objections. Completion of the objection review is anticipated by the end of March 2024.

Solitario is committed to a “best practices” policy for all of its exploration activities, whether on private or public lands. For example, all proposed drill hole locations are located adjacent to or on logging roads or other logging related surface disturbances. In this way drill hole sites will minimize or eliminate new surface disturbance on public land. All rock and soil sampling, as well as hand-tool trenching, conducted to date has been reclaimed as soon as practical after taking of surface samples. We have monitored the impacts of these activities, and in all instances, virtually no visual impacts exist after completion of reclamation. Drilling proposed under the POO and analyzed in the EA will be conducted in accordance with the provisions of the decision document issued by the USFS and any state permits granted for proposed actions.

12. Planned Exploration and Development

For 2024, Solitario is planning to conduct a 5,000-meter drilling program consisting of approximately eight to twelve exploration core holes. The initiation of this program is dependent upon receiving final permit approvals, which are expected before the end of the second quarter of 2024 (see Section 11 above for drill hole permitting process and status). Solitario will also continue its surface exploration program on a more limited scale at the Golden Crest project consisting of prospecting for new areas of mineralization and better defining existing areas through the collection of select rock grab samples, systematic soil sampling, trenching and geophysics.

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

According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government.  In June 2024, total payments of approximately $744,910 to the Peruvian government will be due in order to maintain all the Florida Canyon mineral rights of Minera Bongará S.A.  Nexa is responsible for paying these costs as part of its earn-in expenditure. The joint venture reviews its land holdings annually to determine if additional claims need to be added, or lower priority claims dropped. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

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

2. Accessibility, Climate, Local Resources, Infrastructure and Physiology

The Florida Canyon property is accessed from the coastal city of Chiclayo by the paved Carretera Marginal road, which is a heavily travelled paved national highway that passes approximately eight kilometers south of the deposit. The nearest town to the project is Pedro Ruiz located 15 kilometers southeast of the property. The area of the majority of past drilling and the most prospective mineralization, Florida Canyon, was previously inaccessible by road, the work to date having been done by either foot or helicopter access. In 2023, Nexa completed road access to local communities and portions of the mineralized areas. Nexa has now completed approximately 40 kilometers of access road. Nexa maintains project field offices in Pedro Ruiz and a drill core processing facility and operations office in the nearby community of Shipasbamba.

The project area elevation ranges between 1,800 and 3,200 meters above sea level. The climate is tropical with an average annual temperature of approximately 25oC. Mean annual rainfall exceeds one meter with up to two meters in the cloud forest at higher elevations. Most precipitation occurs during the rainy season, between November and April. Field work is considerably more difficult in the rainy season. Topography is steep, consisting of prominent escarpments and deep valleys. Dense jungle or forest vegetation covers the project area. With the exception of the completed access road and approximately 700 meters of tunneling, no permanent infrastructure facilities have been constructed within the project area.

3. History

We discovered the Florida Canyon mineralized zone of the Florida Canyon project in 1996. Subsequently, we joint ventured the property in December 1996 to Cominco (now Teck). Cominco drilled 80 core holes from 1997-2000. Cominco withdrew from the joint venture in February 2001, and at that time Solitario retained its 100% interest in the project. We maintained the claims from 2001 to 2006, until the 2006 letter agreement was signed with Nexa. Nexa conducted surface drilling on an annual basis from 2006 to 2013 and from 2018 to 2019, and 2023, Underground tunneling and drilling was conducted from 2010 to 2013. All significant work on the property has been conducted by our joint venture partners, Cominco and Nexa, and is described below in Section 5, “Prior Exploration and Recent Work.”

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

Nexa’s expenditures for 2023 were approximately $4.0 million. Four major work activities were completed in 2023. These included: 1) completion and upgrading of the access road to the project area and adjacent communities as part of their community outreach program; 2) completion of the Phase 5 permitting allowing for an additional 169 new drilling platforms and permission to drill 54 previously permitted platforms, and 360 meters of new underground tunnels at San Jorge; 3) signing of a new two-year community exploration agreement with the local communities; and, 4) initial drilling in the Florida Sur area to test for potential extensions of the Florida Canyon deposit.

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

7. Drilling

From 1997 through 2001, Cominco drilled 80 surface core holes totaling 24,696 meters.  From 2006-2013, Nexa completed 309 surface core holes totaling 77,193 meters.  From 2011-2013, Nexa completed 95 underground core holes totaling 15,144 meters.  The underground drilling was conducted from 10 drill stations at generally 40-meter centers (two drill stations at 20-meter centers) and entirely within the San Jorge mineralized zone.  Anywhere from three to 14 holes were drilled from each of the ten drill stations.  The underground drilling was tightly spaced and designed to allow for feasibility-level reserve estimation. The detailed drilling produced higher grades and tonnages in that portion of the zone that was tested compared to surface drilling results.

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

In 2023, Nexa completed two core holes totaling 1,362 meters to test for potential extensions of the San Jorge zone to the south.  One hole interested a thin intercept of 0.5 m of 2.05% Zn, 0.47 % Pb, and 2.58 g/t Ag.

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

9. Prefeasibility Studies

Nexa, either through its engineering staff or contracted independent mining engineering firms, has conducted studies to provide estimates of deposit size and grade, mining and processing recoveries, sizing of appropriate scale of operations, infrastructure design, and capital and operating cost estimates at a level of detail varying from preliminary economic assessment to prefeasibility levels.

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

Metallurgical testing to evaluate metal recoveries and various processing options for mineralized material at Florida Canyon was conducted in 2010, 2011, 2014 and 2022.  These tests on composited samples indicate zinc recoveries above 90% and lead recoveries above 80% were generally achieved for sulfide dominant ores.  Increasingly lower recoveries of zinc and lead resulted in direct proportion to the percentage of oxides present in the ore tested.  In 2022, Nexa initiated a more rigorous metallurgical testing program that mainly focused on sulfide mineralization, which is the dominant ore type (78%).  This work indicated higher Zn and Pb recoveries as well as higher concentrate grades than was estimated previously.  Zn recovery for sulfide mineralization was estimated at 91.7% with a concentrate grade of 56.6% and lead recovery of 88.5% with a concentrate grade of 52.1%. The impact of these more recent metallurgical testing results combined with the increase in sulfide resources reported in 2021 is expected to have a positive impact on project economics.

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

Estimates for mineral resources are based on drill results received up to 30 October 2020, with 545 holes and a total length of 136,758.15 meters. Stope shapes for support of economic potential were developed using the stope optimizer tool of Deswik (DSO).

11. Mining Operations

No commercial mining operations to recover metals have occurred on the project.  However, in September 2010 Nexa initiated an underground tunneling program to access mineralization and completed its underground work in 2013.  As of December 31, 2022, 700 meters of tunneling were completed.

12. Planned Exploration and Development

Nexa plans to conduct a comprehensive evaluation of all its geologic data to develop a future drilling program. Future drilling is expected to test extensions of the Florida Canyon area, but more importantly as many as four new totally un-drill tested prospect to the east and south.

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

In July 2018, the Company and Teck signed a Joint Exploration Agreement (“JEA”) whereby both parties agreed to fund a surface exploration program on a 50%/50% basis for 2018.  Addendums extending the JEA and providing funding for continued exploration were signed annually from 2019 to 2023. A sixth Addendum to the JEA is expected to be signed in 2024.  Teck has acted as manager of the exploration programs for the past five.

3.  Accessibility, Climate, Local Resources, Infrastructure and Physiology

Access to the Lik property is by air to a gravel surfaced airstrip located on the property or helicopter. The airstrip is capable of handling multi-engine cargo planes. Charter flights may be arranged from a number of sites in northwestern Alaska. The town of Kotzebue, Alaska, which is located about 90 miles from the deposit, is a seaport with commercial air service from Anchorage, Alaska. Kotzebue is the center for access to the nearby Red Dog mine operated by Teck.

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

There is a camp located on the Lik property. The camp has been used periodically over the last fifteen years. The supply of electric power and workforce accommodation will have to be developed.  There are no local resources adjacent to the Lik property. The Red Dog mine, operated by Teck, is located about 13 miles southeast of the deposit.

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

Teck, on behalf of the Teck-Solitario joint venture, has conducted soil and rock sampling surveys, geologic mapping, Induced Polarization (“IP”), ground gravity and airborne-ZTEM geophysical surveys, and relogging of old core from 2018 through 2023.  The majority of this work was conducted northeast and west of the Lik deposit exploring for indications of potential new zinc deposits on trend with the Lik deposit in favorable stratigraphy.  A total of 381 soil samples were collected.  The IP geophysical survey consisted of six survey lines totaling eight kilometers.  The results of the IP survey suggested that the rock formation that hosts the Lik deposit may flatten out to the west and be at drillable depths, opening up a whole new area for potential drill testing.

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

In December 2022, Teck submitted a drilling permit application to the Alaska Department of Natural Resources  for 70 core holes, including water sources for drilling.  Drill hole location includes step-out drilling surrounding the currently defined deposit as well as location along strike to the northeast and theoretical targets more distant to the deposit.  This robust permitting submission that allows for significant flexibility in the choice of drill sites for the next five years was approved in 2023.  Teck also completed one drill hole in 2023.  This hole did not intersect significant mineralization.

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

8. Drilling

All diamond drill programs are summarized in the following table.

Historical Diamond Drilling Campaigns
Year	Number of Holes	Aggregate Depth (m)	Company
1977	10	1,603.3	Managed by WGM
1978	79	10,680.2	Managed by WGM
1979	14	4,931.1	Managed by GCO
1980	3	202.1	Managed by GCO
1983	1	835.2	Managed by GCO
1984	6	1,643.5	Managed by GCO
1985	16	4,883.1	Managed by Noranda
1987	1	696.5	Managed by GCO
1990	3	263.4	Managed by Moneta
1992	2	283.5	Managed by GCO
2007	11	1,393.5	Managed by Zazu
2008	58	6,827.5	Managed by Zazu
2011	25	3,871.0	Managed by Zazu
2022	3	2130.0	Managed by Teck
2023	1	971.0	Managed by Teck
Totals	233	41,215.0

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

.

10. Prefeasibility Studies

Zazu completed a PEA in 2014 that incorporated a variety of prefeasibility level studies into the analysis.  These studies included resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on the base case parameters.  The PEA envisioned an open pit mining operation with a 5,500 ton per day floatation mill for processing resulting in a nine-year mine life.  Concentrates would be handled through the DeLong Mountain Regional Transportation System road and port system that currently handles all concentrate produced by the nearby Red Dog zinc mine of Teck.  A summary of metallurgical testing and mineral processing is provided below.  The PEA analyzed the Lik project as a stand-alone operation and assumes construction of its own independent processing, tailings and port facilities. Alternate development scenarios might be developed utilizing Red Dog infrastructure under the control of Teck.. However, no agreements are in place to develop such plans and are therefore hypothetical.

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

Recoveries from these modeled methods and metallurgical testing conducted to date are anticipated to be 85% of zinc to the zinc concentrate and 69.7% of the lead to the lead concentrate.  Silver may also be recovered and payable at times in the zinc concentrate and, more significantly, in the lead concentrate. Silver recoveries may improve if a pyrite circuit was utilized.

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

14. Planned Exploration and Development

Solitario and Teck are in final discussions to potentially fund a 2024 exploration program, with Teck acting as project manager. Currently, no drilling is anticipated for 2024.

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

The original purpose of the Chambara joint venture was to collectively pool independently owned Solitario and Nexa properties into a jointly held joint venture. These properties were located within a large area of interest in northern Peru measuring approximately 200 by 85 kilometers, but outside of the Florida Canyon property position. Nexa originally contributed 52 mineral concessions within the area of interest totaling 52,000 hectares to Minera Chambara for a 15% interest in Minera Chambara. We contributed 9,600 hectares of mineral claims and an extensive exploration database in our possession for an 85% interest in Minera Chambara.

Existing and future acquired properties subject to the terms of the shareholders’ agreement will be controlled by Minera Chambara. Minera Chambara dropped selected concessions in 2013 and 2016 and acquired the rights to 13 new concessions totaling 11,600 hectares in 2017. The current claim holdings of Minera Chambara are 48 concessions totaling 40,583 hectares of valid concessions that completely surround the Florida Canyon project area held by Minera Bongará. According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. In June 2024, total payments of approximately $990,640 to the Peruvian government will be due in order to maintain all the Chambara mineral rights. Nexa is responsible for paying these costs as part of its earn-in expenditure. The joint venture reviews its land holdings annually to determine if additional claims need to be added, or lower priority claims dropped. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

As of December 31, 2023, Minera Chambara’s only assets are the properties and Minera Chambara has no debt. Nexa may increase its shareholding interest to 49% through cumulative spending of $6,250,000 and may further increase its interest to 70% by funding a feasibility study and providing construction financing for Solitario's interest. Nexa has not informed Solitario that it has met the cumulative spending total as of December 31, 2023. If Nexa provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

The geology of the Chambara project area is the same as that found on the Florida Canyon property (see Section 4 and 6 of the Florida Canyon Project description). Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property. During 2021 Nexa conducted geologic mapping and geochemical sampling at the San Jose and Naranjitos prospects which were initially discovered by Solitario in the 1990’s. Significant new geologic information collected reveal that at least some of the San Jose mineralization is found in the same stratigraphic location as the Florida Canyon deposit which indicates that the target for future drilling is closer to the surface than previously thought. It is known that the size and strength of the geochemical signature at San Jose is similar to that at Florida Canyon even though surface exploration is still at a very early stage. Even less work has been done at Naranjitos but that project also appears to be very prospective.

There are no reported mineral reserves or mineral resources at the Chambara project.

Discontinued Projects

We had no mineral property impairments in 2023 and 2022.

Mineral Resources

The following mineral resources summary represents resources attributable to Solitario’s interest in the mineral resources as provided in the S-K 1300 Florida Canyon TRS at Solitario’s current 39% interest at the Florida Canyon project in Peru and Solitario’s interest in the mineral resources provided in the S-K 1300 Lik TRS at Solitario’s current 50% interest at the Lik project in Alaska, in each case as of the end of the fiscal year ended December 31, [2023 and ] 2022.

Lik (1)(3)(5)	Tonnes (000)	Zinc %	Zinc lbs (000)	Silver (g/t)	Oz (000)	Lead %	Lead lbs (000)
Measured Mineral Resources	-	-	-	-	-	-	-
Indicated Mineral Resources	8,800	8.07	1,565,903	50.10	14,175	2.68	520,027
Measured+Indicated Resources	8,800	8.07	1,565,903	50.10	14,175	2.68	520,027
Inferred Mineral Resources.	1,400	8.64	266,717	38.90	1,751	2.73	84,275

Florida Canyon(2)(4)
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

Holders of our common stock

As of March 21, 2024, we have approximately 275 holders of record of our common stock.

Dividend policy

We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Recent sales of unregistered securities

On December 6, 2023, we issued 500,000 shares of our common stock to an adviser in accordance with the terms of a consulting and capital markets advisory contract (the “Consulting Contract”) together with a subscription agreement entered into with the adviser. Solitario relied on the exemptions from registration set forth in Section 4(a)(2) under the Securities Act of 1933, as amended (the “1933 Act”) and Rule 506(b) promulgated thereunder, together with applicable exemptions under Canadian law, for the offer and sale of the shares. Solitario: (i) did not engage in any public advertising or general solicitation in connection with the offering of the shares; (ii) reasonably believed that the investor was sophisticated and an “accredited investor” and understood the risks of acquiring the shares; and (iii) believed that the investor acquired the shares for investment purposes. Additionally, because the investor is not a U.S. person, and the offer and sale was effected outside the United States, Solitario believes that the offer and sale of the shares was also effected in accordance with Regulation S promulgated under the 1933 Act.

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

(a). Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC.  We were incorporated in the state of Colorado on November 15, 1984.  In July 1994, we became a publicly traded company on the TSX through our initial public offering.  We have been actively involved in mineral exploration since 1993.  Our primary focus is the acquisition and exploration of precious metals and zinc-related exploration mineral properties.  We have historically held a portfolio of mineral exploration properties and assets for future sale, for joint venture or to create a royalty up to the development stage of the project (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining).  At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property.  Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time to time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral properties is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At December 31, 2023, we consider our Golden Crest project in South Dakota, our carried interest in our Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets.  We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States.  We conduct potential acquisition evaluations in other countries in both North and South America.

As of December 31, 2023, we have balances of cash and short-term investments that we anticipate using, in part, to fund planned 2024 exploration, to further the exploration of our Lik and Golden Crest projects, conduct reconnaissance exploration and to potentially acquire additional mineral properties.  The fluctuations in commodity prices of base and precious metals have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis.   Historically, we have recorded revenues and met our need for capital in the past through (i) the sale of our investments in, and interest on, money market accounts and our short-term treasury notes and bank certificates of deposit (“CDs”); (ii) issuances of common stock; (iii) sales of our shares of our held marketable equity securities; (iv) sales of covered call options on common stock of Kinross we hold; (v) sale of mineral property interests and assets; (vi) long-term debt secured by our mineral properties; (vii) short-term borrowing; and (viii) joint venture payments, including delay rental payments.  During 2023 we issued a total of 13,298,485 shares of our common stock in private transactions for net proceeds of $7,352,000. During 2022 we issued a total of 2,650,724 shares of our common stock pursuant to our ATM Program for net proceeds of $2,023,000.  We did not record any mineral property income from the sale of mineral properties during 2023 or 2022.   We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures.  Although we anticipate the use of joint venture funding for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

(b). Results of Operations

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

We had a net loss of $3,754,000 or $0.05 per basic and diluted share for the year ended December 31, 2023 compared to a net loss of $3,928,000 or $0.06 per basic and diluted share for the year ended December 31, 2022.  As explained in more detail below, the primary reasons for the decrease in net loss during 2023 compared to 2022 was (i) an increase in interest income to $191,000 during 2023 compared to interest income of $131,000 during 2022; (ii) a recorded gain on derivative instruments of $31,000 during 2023 compared to a loss on derivative instruments of $4,000 during 2022; (iii) a loss on sale of marketable equity securities of $201,000 during 2022, compared with no sales of marketable equity securities during 2023; (iv) an unrealized gain on short-term investments of $56,000 during 2023 compared to an unrealized loss on short-term investments of $108,000 during 2022; and (v) an unrealized gain of $83,000 on marketable equity securities during 2023 compared to an unrealized loss on marketable equity securities of $94,000 during 2022.  Partially offsetting these factors that contributed to the decrease in our net loss in 2023 were the following (i) an increase in our exploration expense to $2,378,000 during 2023 compared to exploration expense of $2,283,000 during 2022 and (ii) an increase in general and administrative expense to $1,712,000 during 2023 compared to general and administrative expense of $1,360,000 during 2022.  Each of these items is discussed in greater detail below.

Our primary exploration activities during 2023 and 2022 were related to our Golden Crest project in South Dakota and our Lik project in Alaska.  We recorded $1,798,000 of exploration costs at Golden Crest during 2023 compared to $1,505,000 during 2022.  The Golden Crest expenditures during 2023 and 2022 consisted primarily of geologic evaluation of claims for staking, mapping and soil and rock sampling with related assay costs.  In addition to these exploration costs, we also capitalized $340,000 of mineral acquisition costs at Golden Crest for our initial acquisition costs related to leasing, staking and filings on claims acquired during 2022 compared to 2023 when we had no staking, leasing or other initial acquisition costs and, accordingly we did not capitalize any initial acquisition costs during 2023.  All future exploration and filing costs related to these claims will be expensed as incurred.

Solitario’s share of exploration expenses at our Lik project in Alaska was $404,000 during 2023 compared to exploration costs at our Lik project of $668,000 during 2022.  Teck completed a single drill hole during 2022 compared to a three-hole drilling program during 2022 which accounted for the decrease in expenses during 2023 compared to 2022. In addition, Teck performed on-going geologic evaluation of the Lik project during both 2023 and 2022, which included on-site geophysics, mapping and analysis of prior drilling and permitting, as well as on-going site environmental monitoring, evaluation and clean-up as part of a 50/50 exploration program managed by Teck.  The geophysical surveys were successful in defining a low-amplitude gravity anomaly that requires further follow-up work. We are evaluating, along with Teck, the completed 2023 and 2022 drilling programs for planned exploration in 2024.   Given that the exploration program at our Florida Canyon project in Peru is fully funded by our joint venture partner, Nexa, we incurred relatively small exploration expenses at Florida Canyon of $41,000 during 2023 compared to $16,000 in 2022.

The remaining exploration expenditures during 2023 and 2022 were reconnaissance work, including the evaluation of potential mineral properties for acquisition.  Our planned 2024 total exploration and development budget, excluding any new projects, in which we may acquire an interest, is approximately $3,927,000, which reflects planned work at the Golden Crest project, including $2,000,000 for drilling the Golden Crest project, depending on permitting.  Our planned exploration activities in 2024 may be modified, as necessary for any drilling programs we may undertake at Golden Crest or projects we may acquire, changes related to any number of factors including, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital.

Exploration expense (in thousands) by property consisted of the following:

(in thousands of dollars)	Year ended December 31,
Property Name	2023	2022
Golden Crest	$1,798	$1,505
Florida Canyon	41	16
Lik project	404	668
Reconnaissance exploration activity	135	94
Total exploration expense	$2,378	$2,283

We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense (discussed below).  Excluding these costs, general and administrative costs were $1,465,000 during 2023 compared to $1,022,000 during 2022.  The major components of our general and administrative costs were (i) salary and benefits expense which increased to $795,000 during 2023 compared to $411,000 during 2022, as a result of increased salaries and an increase in bonuses to $382,000 in 2023 compared to a bonus of $57,000 during 2022; (ii) legal and accounting costs which decreased to $253,000 during 2023 compared to $287,000 during 2022 primarily due to increased accounting costs in 2022 to comply with initial SK-1300 disclosure requirements during 2022; (iii) travel and investor relation costs which increased to $287,000 during 2023 compared to $205,000 during 2022 as a result of additional travel and investor conferences attended during 2023 compared to 2022; and (iv)  other costs related to office, insurance and miscellaneous costs which increased to $130,000 during 2023 compared to $119,000 during 2022 as a result of additional activity and general cost increases.  We anticipate general and administrative costs for 2024 to be approximately $1,331,000 which will be somewhat lower than the costs incurred during 2023; however, this amount may vary significantly during 2024 depending on the outcome of our exploration activity at Golden Crest and Lik projects and any strategic transactions we may attempt to execute upon.

We account for our employee stock options under the provisions of Accounting Standards Codification No. 718 (“ASC No. 718”).  We recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight-line amortization of the grant date fair value of each of our outstanding options.  During the year ended December 31, 2023, we recorded $247,000 of non-cash stock-based compensation expense for the amortization of our outstanding options grant date fair value with a credit to additional paid-in-capital compared to $338,000 of non-cash stock option compensation expense during 2022.   The amount was higher during 2022 primarily due to the grant of 2,360,000 options with a total grant date fair value of $876,000, of which Solitario recognized 25% on the grant date or $218,000 compared 50,000options granted during 2023, with a grant date fair value of $16,000 of which Solitario recognized 25% or $4,000 during 2023.  The remaining compensation expense was related to the straight-line amortization of our outstanding options in 2023 and 2022.  See Note 10, “Employee Stock Compensation Plans,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data to this Annual Report on Form 10-K” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

We recorded an unrealized gain on marketable equity securities of $83,000 during 2023 compared to an unrealized loss on marketable equity securities of $94,000 during 2022.  The net gain on marketable equity securities during 2023 was primarily related to a $196,000 unrealized gain related to an increase in the value of our holdings of Kinross common stock and an increase of $33,000 in the value of our holdings of Highlander Silver common stock, which was partially offset by an unrealized loss related to the decrease of $111,000 in the value of our holdings of Vendetta stock and a decrease in the value of our holdings of Vox common stock of $35,000 during 2023.  The loss during 2022 was primarily related to an unrealized loss on marketable equity securities of $172,000 due to a decrease in the value of our holdings of shares of Kinross common stock and an unrealized loss on marketable equity securities of $59,000 on our holdings of Vox common stock, partially offset by an unrealized gain on marketable equity securities of $137,000 in the value of our holdings of Vendetta common stock.  Changes in the unrealized value of our holdings of marketable equity securities are related to the changes in the fair values of those holdings which are dependent on the market prices of the individual securities.

During 2022 we sold 1,250,000 shares of Vendetta common stock for proceeds of $63,000 and recorded a realized loss on the sales of $201,000.  We had no sales of marketable equity securities during 2023.  See Note 3, “Marketable Equity Securities” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our marketable equity securities.  We may sell some of our marketable equity securities from time to time during 2024 for working capital needs; however, we do not expect to sell all of our holdings of marketable equity securities during 2024.  Any proceeds we may receive from sales of marketable equity securities during 2024 will be dependent on the quoted market price of the securities sold on the date of sale and may be at prices below the fair value at December 31, 2023.  See “Liquidity and Capital Resources” below.

We recorded a gain on derivative instruments of $31,000 during 2023 compared to a loss on derivative instruments of $4,000 during 2022.  During 2023, we sold certain Kinross calls against our holdings of Kinross common stock for proceeds of $31,000.  The calls expired unexercised during 2023 and we recorded a gain of $31,000 during 2023 related to those calls.  During 2022, our warrants to acquire Vendetta common stock (“Vendetta Warrants”) expired unexercised, which resulted in the $4,000 loss on derivative instruments.  See Note 7, “Derivative Instruments” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our derivative instruments.  We anticipate we may write calls against our holdings of Kinross common stock in 2024 to provide additional income on a limited portion of shares of Kinross that we may sell in the near term, which is generally defined as less than one year.

We recorded $25,000 of depreciation and amortization during 2023 compared to $29,000 of depreciation and amortization during 2022.  The reduction in depreciation and amortization is primarily related to certain assets becoming fully depreciated during 2023 and 2022.  We amortize our equipment over a five-year period.  We anticipate our 2024 depreciation and amortization expense will be similar to our 2023 depreciation expense.

We recorded interest income of $191,000 during 2023 compared to interest income of $131,000 during 2022.  The increase during 2023 was primarily related to an increase in the outstanding balances of our investments in our money market account and United States Treasury securities during the majority of the year as a result of the net proceeds of $7,352,000 received from private placement sales of our common stock during 2023.  In addition, interest rates on short-term investments increased during 2023 compared to 2022.

During 2023, we recorded an unrealized gain of $56,000 related to the value of our mark-to-market short term investments in United States Treasury securities compared to an unrealized loss of $108,000 during 2022 as a result of changing interest rates.  We anticipate our unrealized gains and losses related to our mark-to-market short-term investments will decrease in 2024 compared to 2023 as a result of the use of money market funds rather than short-dated USTS during 2024, as well as a reduction in the balances of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above.  See “Liquidity and Capital Resources,” below, for further discussion of our cash and cash equivalent balances.

Our other income of $20,000 during 2022 was from the sale of certain exploration data on a non-owned mineral property upon which Solitario had previously done exploration activities, with no similar item in 2023.  We do not anticipate other income will be a significant source of cash in 2024, if at all.

We recorded no deferred tax expense or benefit in either 2023 or 2022 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  See Note 6, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2023 and 2022. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During 2023 and 2022 we recorded no mineral property impairments.

(c). Liquidity and Capital Resources

Cash

As of December 31, 2023, we had $200,000 in cash.  We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and for the potential acquisition of additional mineral properties and other assets over the next several years.

Short-term Investments

As of December 31, 2023, we have money market investments and USTS with maturities of 1 day to two months.  At December 31, 2023 we had $7,738,000 in our money market account held in a brokerage account and USTS recorded at their fair value of $698,000.  Solitario also held CDs during 2022 which matured during 2022.  Solitario has no outstanding CDs at December 31, 2023. The USTS are recorded at their fair value based upon quoted market prices.  Our short-term investments in the money market account and USTS are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.  We anticipate we will roll over that portion of our short-term investments not used for operating costs or mineral property acquisitions as they mature during 2024.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities.  We owned 100,000 shares of Kinross common stock as of December 31, 2023, which are recorded at their fair value of $605,000.  As of December 31, 2023, we own 7,750,000 shares of Vendetta common stock recorded at their fair market value of $118,000, we own 134,055 shares of Vox common stock recorded at their fair market value of $276,000, and we own 100,000 shares of Highlander Silver Corp common stock recorded at their fair market value of $33,000.  Changes in the fair value of marketable equity securities are recorded as gains and losses in the statements of operations.

Working Capital

We had working capital of $9,309,000 at December 31, 2023 compared to working capital of $4,991,000 as of December 31, 2022.  Our working capital at December 31, 2023 consists primarily of our cash and cash equivalents, our investment in short-term investments and our marketable equity securities, less our current liabilities of $632,000.  As of December 31, 2023, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects.  We anticipate using our working capital and any additional funds we might acquire to carry out our 2024 planned expenditures.  Our existing resources are adequate to fund these expenditures.  These expenditures include planned exploration for Golden Crest, including potential drilling, pending the receipt of required permits, as well as planned exploration at our Lik project where we are in discussions with our joint venture partner, Teck, regarding planned 2024 expenditures.  We do not expect any significant exploration expenditures at our Florida Canyon project where Nexa is responsible for all 2024 planned expenditures.  We expect we will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

As of December 31, 2023, options to acquire an aggregate of 3,828,500 shares of our common stock were outstanding.  Of that amount there are 2,576,000 options that are vested and exercisable at December 31, 2023.  As of December 31, 2023, our outstanding options include 1,278,000 options that are in the money with a weighted average exercise price of $0.34 per share, which is below the market price of a share of Solitario common stock at December 31, 2023 of $0.56 per share as quoted on the NYSE American exchange.  During 2023, options for 1,486,500 shares were exercised for cash proceeds of $459,000.  See Note 10, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of the activity in our 2013 Plan and our 2023 Plan during 2023 and 2022.  We do not anticipate that a significant portion of our outstanding stock options will be exercised during 2024.

Equity offering private placements

On July 31, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for the purchase and sale of 4,166,667 shares of Solitario common stock (the “Newmont Shares”), at a price of $0.60 per share for net proceeds of $2,422,000 after certain legal and regulatory offering costs of $78,000. In connection with the sale of the Newmont Shares, we entered into an Investor Rights Agreement with Newmont, which granted Newmont certain additional rights, including a preemptive right, certain anti-dilution protections and certain other rights and notice provisions related to our Gold Crest mineral property assets.

On October 13, 2023, we completed a private placement of 8,631,818 shares of our common stock (the “Shares”) at a price of $0.55 per share for net proceeds of $4,727,000 after certain legal and regulatory offering costs of $21,000. The sale of the Shares was made through a subscription agreement between Solitario and each respective investor. The Shares were issued pursuant to an exemption from registration under United States and Canadian securities laws. No officers, directors or other of our affiliates participated in the private placement. Investors in the private placement were provided certain registration rights with respect to the Shares they purchased. We did not engage an underwriter or placement agent for the private placement, and therefore there were no underwriter discounts or commissions or placement agent fees.

On November 16, 2023, we entered into a consulting and capital markets advisory contract (the “Consulting Contract”) with an independent advisory firm, in exchange for the issuance of 500,000 shares which were issued on December 6, 2023 at a price of $0.51 per share. The sale of the shares was made through a subscription agreement between us and the advisory firm. The shares were issued pursuant to an exemption from registration under United States and Canadian securities laws. We recorded a pre-paid expense of $255,000 for the issuance of the shares. The pre-paid expense is being amortized over the one-year term of the Consulting Contract and we recorded $32,000 in general and administrative expense during 2023 related to the Consulting Contract.

At the Market Offering

On February 2, 2021, we put an ATM (“At the Market”) program, in place, which was amended in 2023, to allow us to sell shares of our common stock under that program from time to time through H.C Wainwright and Co. (“Wainwright”)  as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”).   The common stock is distributed at the market prices prevailing at the time of sale.  As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  We did not sell any shares under the ATM Program during 2023.  During 2022, we sold 2,650,724 shares of our common stock under the ATM Program at a price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

Off-balance sheet arrangements

As of December 31, 2023 and 2022, we have no off-balance sheet arrangements.

(d). Cash Flows

Net cash used in operations during the year ended December 31, 2023 increased to $3,263,000 compared to $2,900,000 for the year ended December 31, 2022 primarily as a result of (i) the increase in exploration expense at our Golden Crest project to $1,798,000 during 2023 compared to $1,505,000 of exploration expense incurred at our Golden Crest project during 2022; (ii) an increase in our reconnaissance exploration expenditures to $135,000 during 2023 compared to reconnaissance exploration expenditures of $94,000 during 2022; (iii) an increase in general and administrative expense to $1,712,000 during 2023 compared to general and administrative expense of $1,360,000 during 2022; (iv) a decrease in the cash provided from a reduction in prepaid expenses and other current assets to $20,000 during 2023 compared to cash provided from a reduction in prepaid expenses and other current assets of $265,000 during 2022; and (v) other income of $20,000 during 2022, with no similar item during 2023.  Partially offsetting these additional expenditures and the overall uses of cash in operations during 2023 compared to 2022 were (i) a reduction in the exploration expenditures at our Lik project to $404,000 during 2023 compared to exploration expenditures of $668,000 during 2022; (ii) an increase in accounts payable and other current liabilities of $328,000 during 2023 compared to an decrease in accounts payable and other current liabilities as a use of cash of $51,000 during 2022; and (iii) an increase in interest and dividend income to $191,000 during 2023 compared to interest and dividend income of $131,000 during 2022.  These items are discussed in further detail above under “Results of Operations.”

Net cash used by investing activities was $4,409,000 during 2023 compared to net cash provided by investing activities of $701,000 during 2022.  The primary reasons for the increase in cash used by investing activities are (i) an increase in the cash used to purchase short-term investments of $4,429,000 during 2023 compared to the provision of cash from the sale of short-term investments of $1,028,000 during 2022; and (ii) cash from the sale of marketable equity securities of $63,000 during 2022 compared with no sales of marketable equity securities during 2023.  Partially offsetting these items were (i) no additions to mineral properties for initial acquisition costs during 2023 compared to the use of cash of $340,000 capitalized as mineral properties for initial acquisition costs during 2022; (ii) the sale of calls on the shares of Kinross common stock we own for cash proceeds of $31,000 with no similar sales of derivative instruments during 2022; and (iii) a reduction in cash used for additions to other assets to $11,000 during 2023 compared to cash used for additions to other assets of $50,000 during 2022.    We anticipate we will continue to utilize proceeds from the sale of our short-term investments and any proceeds we may derive from potential sales of marketable equity securities to fund our operations during 2024.

Our net cash provided by financing activities during 2023 was from (i) the sale of 12,798,485 shares of our common stock from private placements for net cash of $7,097,000 discussed above under “Equity offering private placements,” after certain direct costs related to the amendment of certain terms of the ATM Program of $46,000 and entering into the Consulting Contract of $6,000, discussed above; and (ii) the exercise of options for 1,486,500 shares of our common stock for net proceeds of $459,000. Our net cash provided by financing activities during 2022 was from (i) the sale of 2,650,724 shares of our common stock under the ATM Program at a price of $0.79 per share for net proceeds of $2,023,000, and (ii) the exercise of options for 114,250 shares of our common stock for net proceeds of $30,000.  We may utilize the ATM Program during 2024 to supplement our existing cash resources, however we will only use the ATM Program when we believe the market conditions based upon the quoted price of a share of our common stock is appropriate.  We do not expect the exercise of options nor the issuance of shares in private placements to be a significant source of cash during 2024.

(e). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

Development Activities

We do not have any ongoing mineral development activities, which are activities for the development of mineral properties with reserves for potential mining.

Exploration Activities

A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest to determine the exploration and development potential of the properties.  In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or a required lease or claim payment.  In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option.  We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases.  Our net 2023 mineral and surface property filing rental and option payments, included in exploration expense, were $392,000.  Our 2024 total exploration property rentals and option payments for properties we own, have under joint venture, or operate are estimated to be approximately $1,606,000.  Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf or reimburse us approximately $1,219,000 of these annual payments.  These obligations are detailed below under “Contractual Obligations.”  In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate.  We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities.  Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past.  We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures.  The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures and have not had a material effect on our financial position.  For the years ended December 31, 2023 and 2022, we have not capitalized any costs related to environmental control facilities.  We do not anticipate our exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

Contractual Obligations

The following table provides an analysis of our contractual obligations:

(in thousands)	As of December 31, 2023 Payments due by period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations (1)	$96	$44	$52	$-	$-
Mineral property option and lease payments (2)	$387	$387	$-	$-	$-

(1)	Lease obligation on our Wheat Ridge, Colorado office.
(2)	Mineral property payments under lease and property claim and concession payments for the next year, net of joint venture payments.

(f). Exploration Joint Ventures, Royalty and Other Properties

The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2023.  Please also see Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

Golden Crest

The Golden Crest project is 100%-owned early-stage exploration project located in the northern Black Hills of western South Dakota in Lawrence County. The Golden Crest project is comprised of 1724 unpatented lode claims, with an associated area of approximately 33,000 acres. Solitario acquired its initial interest in the Golden Crest project during 2021.

During 2023 and 2022 Solitario conducted exploration activities on the Golden Crest project including grid soil and grab rock sampling, hand trenching, mapping, induced polarization ground geophysics, permitting and geotechnical work. Over twenty gold-enriched target areas have been identified, with fourteen of these areas containing multi-gram gold per tonne assays.

In December 2023, the USFS issued a Draft Decision Notice and Finding of No Significant Impact.  Pending the issuance of a final FONSI, and if permits to drill are received during 2024 field season, Solitario is planning to conduct a 5,000-meter drilling program consisting of approximately eight to twelve exploration core holes.  In addition, we will be continuing a surface exploration program during 2024 consisting of prospecting for new areas of mineralization through the collection of select rock grab samples, systematic soil sampling and, potentially, geophysics.

Florida Canyon

The Florida Canyon project is an advanced-stage high-grade zinc project in Peru.  Based on extensive exploration and development work conducted to date, we believe the property has potential to be developed into a mine in the future.  The project is held in a joint venture between Nexa (61%) and Solitario (39%).

Solitario and Nexa jointly completed a PEA in 2017 that incorporated resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on certain base case parameters.  The PEA envisioned an underground mining operation with a 2,500 tonne per day floatation mill for processing, resulting in a 12.5-year-mine life.  Concentrates would be trucked to Nexa’s Cajamarquilla zinc smelter facility in Lima, Peru.

During 2023, Nexa advanced the project through (i) the completion and upgrade of the road access to the property and local communities; (ii) completion of a phase 5 permit for additional drilling platforms as well as underground workings; (iii) signing a two-year exploration agreement with local communities; and (iv) initial drilling in the Florida Sur area which resulted in two core holes totaling 1,362 meters to test for potential extensions of the San Jorge zone to the south.

Nexa’s planned 2024 expenditures include a comprehensive evaluation of all its geologic data to develop a future drilling program. Future drilling is expected to test extensions of the Florida Canyon area, but more importantly as many as four new totally un-drill tested prospects to the east and south.

Lik project

The Lik project is an advanced-staged high-grade zinc project consisting of 47 contiguous Alaska state mining claims.  The project is held in a joint venture between Teck (50%) and Solitario (50%).

During 2023 and 2022 Teck completed a total of four core drill holes.

Solitario and Teck are in final discussions to fund a 2024 work program, with Teck acting as project manager. Currently, no drilling is anticipated for 2024 at the Lik project.

Other Properties

Chambara

The current claim holdings of Minera Chambara are 48 concessions totaling 40,583 hectares of valid concessions that surround the Florida Canyon project area held by Minera Bongará.  A limited amount of surface exploration has been conducted in recent years.  Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property.  Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government.

2024 Planned Expenditures

Our 2024 total exploration budget is approximately $3,927,000 for our planned exploration expenditures.  This amount does not include any significant expenditures for our Florida Canyon project where our joint venture partner, Nexa, is responsible for 100% of exploration costs.  It includes $3,500,000 planned exploration expense at our Golden Crest project, including approximately $2,000,000 for drilling, pending permitting.  We will continue the evaluation of potential new acquisitions of properties primarily in the United States around the Golden Crest project as well as other regions of North and South America.  We expect to carry out our exploration activities during 2024 utilizing Teck at Lik, Nexa at Florida Canyon, and our own employees and contract geologists at Golden Crest and other projects.

 (g). Discontinued Projects

We recorded no mineral property impairments during 2023 or 2022.

(h). Significant Accounting Policies and Critical Accounting Estimates

See Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the year ended December 31, 2023.

(i). Related Party Transactions

None

(j). Recent Accounting Pronouncements

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

To the Board of Directors and Stockholders

of Solitario Resources Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Solitario Resources Corp. (“the Company”) as of December 31, 2023, and the related consolidated statement of operations, statement of shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since July of 2023

Spokane, Washington

Firm ID is 444

March 21, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Solitario Resources Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Solitario Resources Corp. (fka Solitario Zinc Corp.) (the “Company”) as of December 31, 2022, the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2004 through 2023.

Denver, Colorado

March 15, 2023

SOLITARIO RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share amounts)	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$200	$316
Short-term investments, at fair value	8,436	3,951
Investments in marketable equity securities, at fair value	1,032	949
Prepaid expenses and other	273	38
Total current assets	9,941	5,254

Mineral properties	16,646	16,646
Other assets	170	134
Total assets	$26,757	$22,034

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$593	$228
Operating lease liability	39	35
Total current liabilities	632	263

Long-term liabilities
Asset retirement obligation – Lik	125	125
Operating lease liability	50	-
Total long-term liabilities	175	125

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2023 and 2022)	-	-
Common stock, $0.01 par value, authorized, 100,000,000 shares (79,586,358 and 64,801,373, respectively, shares issued and outstanding at December 31, 2023 and 2022)	796	648
Additional paid-in capital	82,796	74,886
Accumulated deficit	(57,642)	(53,888)
Total shareholders' equity	25,950	21,646
Total liabilities and shareholders' equity	$26,757	$22,034

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except per share amounts)	For the years ended December 31,
	2023	2022
Operating expenses
Exploration expense	$2,378	$2,283
Depreciation and amortization	25	29
General and administrative	1,712	1,360
Total operating expenses	4,115	3,672
Other (expense) income
Interest and dividend income	191	131
Other income	-	20
Gain (loss) on derivative instruments	31	(4)
Loss on sale of marketable equity securities	-	(201)
Unrealized gain (loss) on short-term investments	56	(108)
Unrealized gain (loss) on marketable equity securities	83	(94)
Total other income (expense)	361	(256)
Net loss	$(3,754)	$(3,928)
Net loss per common share
Basic and diluted	$(0.05)	$(0.06)
Weighted average shares outstanding
Basic and diluted	68,743	64,263

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, of U.S. Dollars
except share amounts)			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	62,036,399	$620	$72,523	$(49,960)	$23,183

Stock-based compensation			338		338
Issuance of shares – option exercises	114,250	1	29		30
Issuance of shares – ATM, net	2,650,724	27	1,996		2,023
Net loss	-	-	-	(3,928)	(3,928)
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646

Stock-based compensation expense			247		247
Issuance of shares – option exercises	1,486,500	15	444		459
Issuance of shares – private placements, net	12,798,485	128	6,969		7,097
Issuance of shares – services	500,000	5	250		255
Net loss	-	-	-	(3,754)	(3,754)
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars)	For the years ended December 31,
	2023	2022
Operating activities:
Net loss	$(3,754)	$(3,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on marketable equity securities	(83)	94
Unrealized (gain) loss on short-term investments	(56)	108
Loss on sale of marketable equity securities	-	201
Gain (loss) on derivative instruments	(31)	4
Stock-based compensation expense	247	338
Depreciation	25	29
Amortization of right of use lease asset	41	40
Changes in operating assets and liabilities:
Current assets	20	265
Current liabilities	328	(51)
Net cash used in operating activities	(3,263)	(2,900)

Investing activities:
(Purchase) sale of short-term investments – net	(4,429)	1,028
Additions to mineral property	-	(340)
Sale of marketable equity securities	-	63
Sale of derivative instruments – net	31	-
Additions to other assets	(11)	(50)
Net cash (used by) provided by investing activities	(4,409)	701

Financing activities:
Issuance of common stock from private placements – net of issuance costs	7,097	2,023
Issuance of common stock upon exercise of stock options	459	30
Net cash provided by financing activities	7,556	2,053

Net decrease in cash and cash equivalents	(116)	(146)
Cash and cash equivalents, beginning of year	316	462
Cash and cash equivalents, end of year	$200	$316

Non-cash financing and investing activities:
Issuance of shares of common stock for services	$255	$-
Recognition of operating lease liability and right of use asset	$87	$-

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon Project"), its interest in the Lik zinc project in Alaska (the “Lik Project”), and its Golden Crest project in South Dakota (the “Golden Crest Project”) to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon Project and Solitario is monitoring progress at Florida Canyon.  Solitario is working with its 50% joint venture partner in the Lik Project, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik Project.   Solitario is conducting mineral exploration on the Golden Crest Project on its own.

As of December 31, 2023, Solitario has balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon project, the Lik project and the Golden Crest project and to potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

Financial reporting

The consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries, the most significant of which are Zazu Metals Corporation, Zazu Metals (AK) Corp., and Minera Solitario Peru, S.A.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and are expressed in US dollars.

Revenue recognition

Solitario’s policy is to recognize revenue from the sale of its exploration mineral properties (those without reserves) on a property-by-property basis, computed as the cash received and / or collectable receivables less any capitalized cost.  Payments received for the sale of exploration property interests that are less than the properties cost are recorded as a reduction of the related property's capitalized cost.  In addition, Solitario’s policy is to recognize revenue on any receipts of joint venture property payments in excess of its capitalized costs on a property that Solitario may lease to another mining company. Solitario has not recorded revenue from the sale of exploration mineral properties or joint venture property payments during 2023 or 2022.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Some of the more significant estimates included in the preparation of Solitario's financial statements pertain to: (i) the recoverability of its mineral properties related to its mineral exploration properties and their future exploration potential; (ii) the fair value of stock option grants to directors, officers, employees and consultants; and (iii) the ability of Solitario to realize its deferred tax assets.

Cash and cash equivalents

Cash equivalents generally include investments securities with original maturities of three months or less when purchased.  Cash equivalents at December 31, 2023 include approximately $140,000 held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Money Market Funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments.  Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice.

Short-term investments

Solitario’s investments in short-term securities are classified as held for sale securities and recorded at their quoted fair market values.  Interest income and unrealized gains or losses are recorded in the statement of operations in the period when they occur.  At December 31, 2023, Solitario has United States Treasury securities (“USTS”) with maturities of less than two months, recorded at their fair value of $698,000 compared to USTS recorded at their fair value of $3,951,000 at December 31, 2022.  Solitario has included $7,738,000 in a money market fund held in a brokerage account in short-term investments.  The short-term investments are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.

During the year ended December 31, 2023 the unrealized gain on USTS (increase) in the fair value of its short-term investments, due primarily to changes in interest rates on held securities, was $56,000.  During the year ended December 31, 2022 the unrealized loss (decrease) in the fair value of its short-term investments, due primarily to changes in interest rates on held securities, was $108,000.

 Mineral properties

Solitario expenses all exploration costs incurred on its mineral properties prior to the establishment of proven and probable reserves through the completion of a feasibility study.  Initial acquisition costs of its mineral properties are capitalized.  Solitario regularly performs evaluations of its mineral properties to assess the recoverability and/or the residual value of its investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Derivatives and Hedging” (“ASC 815”).  Solitario has entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities.  Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls are recognized in the statements of operations in the period of the change as gain or loss on derivative instruments.

Fair value

Financial Accounting Standards Board ASC 820, “Fair Value Measurements” (“ASC 820”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Solitario's short-term investments in USTS, money market investments, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 8, “Fair Value of Financial Instruments,” below.

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

Mineral property joint ventures

Solitario accounts for investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations.

Solitario’s mineral property joint ventures represent cost sharing of project costs.  Shared costs are expensed as incurred.  Solitario does not apply equity-method accounting nor consolidate the operations of Lik, Florida Canyon or Bongara joint ventures as it does not exercise significant control over these projects.

Foreign exchange

The United States dollar is the functional currency for Solitario and all of Solitario's foreign subsidiaries.  Foreign currency gains and losses are included in the results of operations in the period in which they occur.

Income taxes

Solitario accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Under ASC 740, income tax expense or benefit are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses, carryovers and tax credits that are available to offset future taxable income and income taxes, respectively.  A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2023 and 2022.  Potentially dilutive shares, consisting of outstanding common stock options of 3,828,500 and 5,390,000, respectively, exercisable for Solitario common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2023 and 2022 because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”  Solitario calculates grant date fair value of options based upon a Black-Scholes model utilizing the vesting term of the option, the grant date historical volatility and the risk-free interest rate on the date of grant.  The grant date fair value is amortized on a straight-line basis over the vesting term of the option, and the stock-based compensation is charged to the statement of operations and credited to additional-paid-in-capital. See Note 10, “Employee Stock Compensation Plans,” below.

Reclamation and asset retirement obligations

Reclamation obligations associated with Solitario’s exploration activities are recognized when an obligation is incurred, can be reasonably estimated and not concurrently remediated. Expected reclamation costs are periodically reviewed and adjusted to reflect changes related to on-going exploration activities, inflation and on-going activities that reduce potential future reclamation liabilities.

Solitario does not apply a discount rate to its asset retirement obligation as the estimated time frame for reclamation on its exploration projects is not currently known, as reclamation is not expected to occur until the end of project life, which would follow future development and operations, the start of which cannot be estimated or assured at this time. Additionally, no depreciation will be recorded on the related asset for the asset retirement obligation until the project goes into operation, which cannot be assured.

Recent accounting pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. Solitario does not anticipate early adoption.  Solitario is evaluating the new guidance and has not determined the impact of ASU No. 2023-05 on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. Solitario does not anticipate early adoption.  Solitario does not expect the adoption of ASU No. 2023-09 to have a material impact on its consolidated financial position or results of operations.

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, environmental impacts including compliance with environmental laws and permitting requirements, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, increased interest rates, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition.

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

2. Mineral Properties:

The following table details Solitario’s capitalized mineral property:

(in thousands)	December 31,
	2023	2022
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,035	1,035
Total exploration mineral property	$16,646	$16,646

Exploration property

Solitario's exploration mineral properties at December 31, 2023 and 2022 consist of use rights related to its exploration properties.  The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs.  At December 31, 2023, none of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves.  Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Golden Crest

On May 27, 2021, Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota.  The GC Claims are part of Solitario’s Golden Crest project.  Terms of the Golden Crest Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and a required payment to the underlying owner of $60,000 at the first anniversary date during 2022.  Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments.  In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over five years that total $340,000 and annual payments of $150,000 thereafter, which will be expensed as paid.  All required payments have been made through December 31, 2023 and 2022.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  In order to maintain the leases in good standing, Solitario has agreed to escalating work commitments on the GC Claims and an area of interest around the GC claims totaling $3,000,000 during the first five years of the lease, with first and second-year minimum exploration expenditures of $200,000 during 2022, and $400,000 during 2023, which Solitario exceeded during both 2022 and 2023. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

Through December 31, 2023, Solitario has staked additional mineral claims, including some claims included in an area of interest of the GC Claims and claims not related to the GC Claims, as part of the Golden Crest project.  As of December 31, 2023 and 2022 Solitario has capitalized costs for staking, initial filing fees, legal and other costs of $1,035,000 as initial acquisition costs related to the Golden Crest project.

Lik Property

Solitario holds a 50% operating interest in the Lik zinc-lead sliver property in northwest Alaska, which we acquired as part of the acquisition of Zazu Metals Corporation (“Zazu”) in July 2017.  Solitario recorded its acquisition cost of $15,611,000 as mineral property at the date of acquisition.  Teck is Solitario’s 50% partner on the Lik Project and acted as the project manager during 2023 and 2022.  Teck and Solitario share exploration expenditures at Lik on a 50/50 basis, with Teck earning a manager’s fee of ten percent of the total expenditures of which Solitario contributes one-half to Teck.  All of Solitario’s share of expenditures at Lik are included in exploration expense for the years ended December 31, 2023 and 2022.

Florida Canyon

Solitario has an interest in its Florida Canyon exploration concessions, which are currently subject to a joint venture agreement where joint venture partners made stand-by joint venture payments to Solitario prior to January 1, 2015.  Solitario previously recorded joint venture property payment revenue received in excess of capitalized costs.  Per the joint venture agreement, as of December 31, 2023 and 2022, no further standby joint-venture payments are due to Solitario on the Florida Canyon project.  At December 31, 2023 and 2022, Solitario has no remaining capitalized costs related to its Florida Canyon joint venture.  Per the joint venture agreement with Nexa covering the Florida Canyon project, Solitario currently holds a 39% interest in the Florida Canyon project.  Nexa is required to fund 100% of exploration expenditures at the Florida Canyon project, until Nexa commits to put the project into production based upon a positive feasibility study, at which time Nexa’s interest will increase from its current 61% interest to a 70% interest.

Exploration Expense

The following items comprised exploration expense:

	For the year ended December 31,
(in thousands)	2023	2022
Geologic and field expenses	$2,176	$2,121
Administrative	202	162
Total exploration expense	$2,378	$2,283

Asset Retirement Obligation

Solitario recorded an asset retirement obligation of $125,000 upon the acquisition of the Lik project for Solitario’s estimated reclamation cost of the existing disturbance at the Lik project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by Solitario and its joint venture partner Teck and is supported by a permitting bond required by the State of Alaska, for which Solitario has retained a reclamation bond insurance policy in the event Solitario or its 50% partner, Teck, do not complete required reclamation.

As of December 31, 2023 and 2022, Solitario has no reclamation liability at its Florida Canyon project as Nexa is responsible for the costs at Florida Canyon, including reclamation, if any. In addition, the activities to date at Solitario’s Golden Crest project of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances. Historically Solitario’s exploration activities have not resulted in any long-term environmental disturbances or liabilities and where there have been required restoration of disturbances, these have been completed contemporaneously with the completion of our mineral exploration activities.

As of December 31, 2023 and 2022 Solitario has no reclamation liability at its Golden Crest project, as all of the activities to date at Golden Crest have consisted of hand-collected surface sampling and related non-disturbance geophysical studies. Certain minimal disturbances, such as trenching, which has been limited to existing roads, are concurrently remediated and do not require on-going or future reclamation.

3. Marketable Equity Securities

During 2022 Solitario sold 1,250,000 shares of Vendetta common stock for proceeds of $63,000 and recorded a realized loss on sale of $201,000. Solitario did not sell any of its marketable equity securities during 2023.

At December 31, 2023 and 2022 Solitario owns the following marketable equity securities:

	As of December 31, 2023		As of December 31, 2022
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$605	100,000	$409
Vendetta Mining Corp.	7,750,000	118	7,750,000	229
Vox Royalty Corp.	134,055	276	134,055	311
Highlander Silver Corp.	200,000	33	200,000	-
Total		$1,032		$949

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	Year ended December 31,
	2023	2022
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(408)	(491)
Marketable equity securities at fair value	$1,032	$949

The following table represents changes in marketable equity securities:

(in thousands)	Year ended December 31,
	2023	2022
Cost of marketable equity securities sold	$-	$264
Realized loss on marketable equity securities sold	-	(201)
Proceeds from the sale of marketable equity securities sold	-	(63)
Net gain (loss) on marketable equity securities	83	(295)
Change in marketable equity securities at fair value	$83	$(358)

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Year ended December 31,
	2023	2022
Unrealized gain (loss) on marketable equity securities	$83	$(94)
Realized loss on marketable equity securities sold	-	(201)
Net gain (loss) on marketable equity securities	$83	$(295)

Other Income

During 2022, Solitario sold rights to certain exploration data on a non-owned mineral property upon which Solitario had previously done exploration activities. The data was sold to Highlander Silver Corp., a Canadian exploration company (“Highlander”) for $20,000 cash and 200,000 shares of Highlander common stock. On the date of sale, the Highlander common stock carried a restrictive legend. The shares were not available for trade on the date of sale and at December 31, 2022 and no value has been assigned to the common stock as of December 31, 2022. Solitario recorded $20,000 of other income on the date of the sale. The change to the value of the Highlander common stock owned by Solitario during 2023 was included in the changes in value of marketable equity securities.

4. Operating Lease

Solitario leases one facility, its Wheat Ridge, Colorado administrative office (the “WR Lease”), that has a term of more than one year. Solitario has no other significant operating lease costs. The WR Lease was extended in October 2023 to February 2026 and Solitario recorded a net increase in right of use assets of $87,000 during 2023 upon the extension of the WR Lease. The WR Lease is classified as an operating lease and has a remaining term of 26 months at December 31, 2023. The right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as a current office lease liability, for the portion of the liability due in one year and a long-term liability for the balance in the consolidated balance sheet. Lease expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During 2023 and 2022, Solitario recognized $41,000 and $40,000, respectively, of lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $40,000 and $39,000, respectively, were made on the WR Lease during 2023 and 2022. The discount rate within the WR Lease is not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital in recording the WR Lease. Solitario has $96,000 remaining cash payments as of December 31, 2023.

The following is supplemental cash flow information related to our operating lease for 2023 and 2022:

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from WR Lease payments	$40	$39
Non-cash amounts related to the WR lease:
Right of use assets recorded in exchange for new operating lease liabilities	$87	$-

5. Other Assets

The following items comprised other assets:

(in thousands)	December 31,
	2023	2022
Furniture and fixtures, net of accumulated depreciation	$83	$97
Right of use office lease asset	83	33
Exploration bonds and other assets	4	4
Total other assets	$170	$134

6. Income Taxes:

The net deferred income tax assets/liabilities in the December 31, 2023 and 2022 consolidated balance sheets include the following components:

(in thousands)	2023	2022
Deferred tax assets:
Loss carryovers	$12,403	$11,652
Mineral Property	1,669	1,669
Capitalized Exploration Costs	841	778
Stock option compensation expense	129	152
Unrealized loss on derivative securities	-	121
Other	175	65
Unrealized loss on short-term investments	100	20
Lease Liability	19	9
Valuation allowance	(15,301)	(14,309)
Total deferred tax assets	35	157
Deferred tax liabilities:
Unrealized gains on marketable equity securities	1	149
Lease Asset	21	8
Basis difference on fixed assets	13	-
Total deferred tax liabilities	35	157
Net deferred tax liabilities	$-	$-

The U.S. Federal Statutory Tax Rate for 2023 is 21%.  The reconciliation of the expected income tax expense (benefit) and the actual income tax expense (benefit) is as follows:

(in thousands)	2023	2022
Expected income tax benefit	$(788)	$(825)
Equity based compensation	(23)	238
Foreign tax rate differences	(19)	(3)
State income tax	(160)	(166)
Expiration of Capital Loss and Foreign Tax Credit Carryovers	-	18
Adjustment to Deferred Taxes	-	11
Foreign currency exchange	-	968
Change in valuation allowance	992	(251)
Change in Tax Rates	-	13
Permanent differences and other	(2)	(3)
Income tax (benefit) expense	$-	$-

Solitario has U.S. Federal net operating loss (NOL) carryovers of $25,943,000 as of December 31, 2023. Under the Tax Cuts and Jobs Act (“TCIA”) Federal NOL’s incurred in taxable years beginning in 2018 and later have an indefinite carryforward period, but the use of the NOL carryover is limited to 80% of taxable income in the subsequent year. Federal NOL carryovers incurred prior to 2018 expire after 20 years. Solitario has Federal NOL carryovers incurred prior to 2018 which begin expiring in 2027. Solitario has State NOL carryovers in Colorado, Montana, and Alaska of $25,996,000 which begin expiring in 2026. Solitario has Canadian and Peruvian NOL carryovers of $19,118,000 which begin expiring in 2026. Solitario has U.S. Federal and State capital loss carryovers of $468,000 which begin expiring in 2025. NOL carryovers and capital loss carryovers are a benefit to Solitario in the form of future tax savings and such carryovers are recorded as deferred tax assets, subject to a valuation allowance. Solitario has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

7. Derivative Instruments:

Covered call options:

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross included in Marketable Equity Securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During 2023, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $31,000 all of which expired unexercised.

Warrants:

During 2022, Solitario recorded a loss of $4,000 related to certain Vendetta warrants it held, which expired unexercised during 2022.

8. Fair Value of Financial Instruments:

For certain of Solitario's financial instruments, including cash and cash equivalents, and short-term investments the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities, including its investment in shares of Kinross common stock, Vendetta common stock, and Vox common stock are carried at their estimated fair value based on publicly available quoted market prices.

Solitario applies ASC 820 that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements within a hierarchy between Level 1: quoted market prices; Level 2 quoted market prices for similar assets and liabilities; and Level 3: unobservable inputs with little or no market data.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the years ended December 31, 2023 and 2022, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,436	$-	$-	$8,436
Marketable equity securities	$1,032	$-	$-	$1,032

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

Items measured at fair value on a recurring basis:

Short-term investments: At December 31, 2023 and 2022, Solitario’s holdings of short-term investments consist of USTS recorded at their fair values of $698,000 and $3,951,000, respectively, based upon quoted market prices.

In addition, at December 31, 2023 Solitario has $7,738,000 in a money market account included in short-term investments.

Marketable equity securities: At December 31, 2023 and 2022, the fair value of Solitario’s holdings in shares of Vendetta, Kinross, and Vox marketable equity securities are based upon quoted market prices.

During the year ended December 31, 2023, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

9. Commitments and Contingencies:

In acquiring its interests in mineral claims and leases, Solitario has entered into lease agreements, which may be canceled at its option without penalty. Solitario is required to make minimum rental and option payments in order to maintain its interests in certain claims and leases. See Note 2, “Mineral Properties,” above. Solitario estimates its 2024 property claim, lease and option payments for properties Solitario owns, has under joint venture or Solitario operates to be approximately $1,606,000. Assuming that Solitario’s joint ventures continue in their current status and that Solitario does not appreciably change its property positions on existing properties, approximately $1,220,000 of these estimated 2024 property claim, lease and rental payments are paid or are reimbursable to us by Solitario’s joint venture partners. Solitario may be required to make further payments in the future if it acquires new properties or enters into new agreements.

10. Employee Stock Compensation Plans:

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2023. Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. The 2013 plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. As of December 31, 2023, the 2013 Plan has expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms. The outstanding awards under the 2013 Plan are detailed below.

On June 20, 2023, Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units. The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. The 2023 Plan has a term of 10 years. As of December 31, 2023, awards for a total of 50,000 options have been granted under the 2023 Plan.

a.) Stock option grants

The following table shows the grant date fair value of Solitario’s awards during 2023 and 2022 pursuant to the 2013 Plan and the 2023 Plan:

Grant Date	11/16/23 (1)	9/8/22 (1)
Plan	2023 Plan	2013 Plan
Option – grant date price	$0.51	$0.60
Options granted	50,000	2,360,000
Expected life years	5.0	5.0
Expected volatility	72%	73%
Risk free interest rate	4.4%	3.4%
Weighted average fair value	$0.32	$0.37
Grant date fair value	$16,000	$876,000

(1)	Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

b.) Stock option activity

During 2023 and 2022, options for 1,486,500 and 114,250, respectively, shares of common stock were exercised for proceeds of $459,315 and $30,000 respectively.  The following table summarizes the activity for stock options outstanding under the 2023 Plan and the 2013 Plan for the years ended December 31, 2023 and 2022:

	2023			2022
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value (1)(2)	Options	Price	Value (1)(2)

Outstanding, beginning of year	5,390,000	$0.42		5,513,000	$0.49
Granted	50,000	$0.51		2,360,000	$0.60
Exercised	(1,486,500)	$0.31	$338,000	(114,250)	$0.26
Expired	-			(2,360,000)	$0.77
Forfeited	(125,000)	$0.31		(8,750)	$0.20
Outstanding, end of year	3,828,500	$0.47	$1,034,000	5,390,000	$0.42	$1,034,000
Exercisable, end of year	2,576,000	$0.41	$899,000	3,227,500	$0.34	$899,000

(1)	Intrinsic value based upon December 31, 2023 and 2022 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.56 and $0.62, respectively, per share.
(2)	For options exercised during 2023 the intrinsic value based upon the price of a share of Solitario common stock as quoted on the NYSE American on the date of exercise of each option.

During the years ended December 31, 2023 and 2022, Solitario recorded $247,000 and $338,000, respectively, of stock-based compensation expense under the 2023 Plan and the 2013 Plan for the amortization of the grant date fair value of each of its outstanding options with a credit to additional paid-in-capital. At December 31, 2023, the total unrecognized stock option compensation cost related to non-vested options is $387,000 and is expected to be recognized over a weighted average period of 20 months. At December 31, 2023, the average remaining contractual life of Solitario’s outstanding options is 2.9 years. At December 31, 2023, the average remaining contractual life of Solitario’s vested options is 2.4 years.

11. Shareholders’ Equity

Private Placements

On July 31, 2023, Solitario entered into a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for the purchase and sale of 4,166,667 shares of Solitario common stock (the “Newmont Shares”), at a price of $0.60 per share for net proceeds of $2,422,000 after certain legal and regulatory offering costs of $78,000.  In connection with the sale of the Newmont Shares, Solitario and Newmont entered into an Investor Rights Agreement, which granted Newmont certain additional rights, including a preemptive right, certain anti-dilution protections and certain other rights and notice provisions related to Solitario’s Gold Crest mineral property assets.

On October 13, 2023, Solitario completed a private placement of 8,631,818 shares of its common stock (the “Shares”) at a price of $0.55 per share for net proceeds of $4,727,000 after certain legal and regulatory offering costs of $21,000. The sale of the Shares was made through a subscription agreement between Solitario and each respective investor. The Shares were issued pursuant to an exemption from registration under United States and Canadian securities laws. No officers, directors or other affiliates of Solitario participated in the private placement. Investors in the private placement were provided certain registration rights with respect to the Shares they purchased. Solitario did not engage an underwriter or placement agent for the private placement, and therefore there were no underwriter discounts or commissions or placement agent fees.

On November 16, 2023, Solitario entered into a consulting and capital markets advisory contract (the “Consulting Contract”) with an independent advisory firm, in exchange for the issuance of 500,000 shares which were issued on December 6, 2023, at the closing market price of $0.51 per share as quoted on the NYSE-American. The issuance of the Shares was made through a subscription agreement between Solitario and the advisory firm. The Shares were issued pursuant to an exemption from registration under United States and Canadian securities laws. The Consulting Contract is for a period of one-year and Solitario recorded a pre-paid expense of $255,000 for the issuance of the shares. No cash was paid for the issuance of the shares. The pre-paid expense is being amortized over the one-year term of the Consulting Contract and Solitario recorded $32,000 in general and administrative expense during 2023 related to the Consulting Contract.

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”).   The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  During 2023, Solitario recorded $46,000 as a charge to additional paid-in-capital for one-time expenses related the amendment of the ATM Agreement.

Solitario did not sell any shares under the ATM program during 2023.  During 2022, Solitario sold 2,650,724 shares of its common stock under the ATM Program at an average price of $0.79 per share for net proceeds of $2,023,000 after commissions and sale expenses.

12. Subsequent Events

Solitario has evaluated events subsequent to December 31, 2023, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. No events have occurred requiring recognition or disclosure through the date of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

During the quarter ended December 31, 2023, none of Solitario’s directors or officers informed Solitario of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

          Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to the information set forth in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 pursuant to Section 14(a) of the Exchange Act (the "2024 Proxy").

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to the information set forth in the 2024 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information with respect to our equity compensation plan included below, the information with respect to Item 12 is incorporated herein by reference to the information set forth in the 2024 Proxy.

Shares authorized for issuance under equity compensation plans.

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

On November 16, 2023, the Board of Directors granted options to acquire 50,000 shares of Solitario common stock under the 2023 Plan. The options have an exercise price of $0.51 per share, a five-year term, vested 25% on the date of grant, vest 25% on each of the next three anniversary dates and have a grant date fair value of $16,000 based upon a Black-Scholes model, with a 72% volatility and a 4.4% risk-free interest rate.

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (the “2013 Plan”). On June 29, 2017, Solitario shareholders approved an amendment to the 2013 Plan which increased the number of shares of common stock available for issuance under the 2013 Plan from 1,750,000 to 5,750,000. Under the terms of the 2013 Plan, the Board of Directors may grant awards to directors, officers, employees and consultants. Such awards may take the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The terms and conditions of the awards are pursuant to the 2013 Plan and awards are granted by the Board of Directors or a committee appointed by the Board of Directors. As of December 31, 2023, the 2013 Plan has expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms.

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

Equity Compensation Plan Information as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2013 Plan – US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2023 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000	0.51	4,950,000
Equity compensation plans not approved by security holders	-	N/A	-
Total 2023 Plan	50,000	0.51	4,950,000
2013 Plan
Equity compensation plans approved by security holders	3,778,500	0.47	-
Equity compensation plans not approved by security holders	-	N/A	-
Total 2013 Plan	3,778,500	0.47	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to Item 13 is incorporated herein by reference to the information set forth in the 2024 Proxy.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to the information set forth in the 2024 Proxy.

PART IV

Item 15. Exhibits,Financial Statement Schedules

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

SOLITARIO RESOURCES CORP.

By:	/s/ James R. Maronick
James R. Maronick Chief Financial Officer

Date: March 21, 2024

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Herald
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	March 21, 2024

/s/ James R. Maronick
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	March 21, 2024

/s/ John Labate
John Labate

/s/ Brian Labadie	A majority of the	March 21, 2024
Brian Labadie	Board of Directors

/s/ James Hesketh
James Hesketh

/s/ Gil Atzmon
Gil Atzmon

/s/ Debbie Austin
Debbie Austin

/s/ Joshua D. Crumb
Joshua D. Crumb

Company Name

By:	/s/ James R. Maronick
James R. Maronick, Attorney-in-fact

INDEX TO EXHIBITS

Description

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp., as amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

4.1	Form of Common Stock Certificate of Solitario Resources Corp. (incorporated by reference to Exhibit 4.1 to Solitario’s Form 10-Q filed on August 9, 2023)

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to Solitario’s Form 10-K filed on March 2, 2020)

10.1#	2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 20, 2013)

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

10.6#	First Amendment to the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 29, 2017)

10.7#	2023 Stock and Incentive Plan (incorporated by reference to Appendix B to Solitaro’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2023)

10.8*	Form of Award Agreement for the 2023 Solitario Stock and Incentive Plan

10.9	At The Market Offering Agreement between Solitario Resources Corp. and H.C. Wainwright & Co., LLC, dated February 2, 2021 (incorporated by reference to Solitario’s Form 8-K filed on February 2, 2021)

10.10

Amendment to At the Market Offering Agreement between Solitario Resources Corp. and H.C. Wainwright & Co., LLC, dated December 19, 2023(incorporated by reference to Exhibit 1.2 to Solitario’s Form S-3 Amendment No. 1 filed on December 20, 2023)

10.11	Purchase Agreement by and between Solitario Recourses Corp. and Newmont Overseas Exploration Ltd. (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed August 2, 2023)

10.12

Investor Rights Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. dated July 31, 2023 (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on August 2, 2023)

10.13*	Mining Lease Between Golden Crest II, LLC and Solitario Resources Corp., dated May 27, 2021

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

19.1*	Solitario Resources Corp. Confidentiality and Insider Trading Policy

21.1*	Subsidiaries of Solitario Resources Corp.

23.1*	Consent of Plante & Moran, PLLC

23.2*	Consent of Assure CPA, LLC

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1	Technical Report Summary for the Florida Canyon Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

96.2	Technical Report Summary for the Lik Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

97*	Solitario Resources Corp. Compensation Recoupment Policy, effective October 2, 2023

101*

The following materials from the  Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements.

*    Filed herewith

#    Designates a management contract, or a compensatory plan or arrangement.

