Form 10-Q
period 2024-03-31
SOLITARIO RESOURCES CORP.
filed 2024-05-02
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

 ____________________________________________________________

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

 There were 81,287,667 shares of $0.01 par value common stock outstanding as of May 1, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$141	$200
Short-term investments	7,518	8,436
Investments in marketable equity securities, at fair value	1,040	1,032
Prepaid expenses and other	205	273
Total current assets	8,904	9,941

Mineral properties	16,646	16,646
Other assets	155	170
Total assets	$25,705	$26,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$207	$593
Operating lease liability	40	39
Total current liabilities	247	632

Long-term liabilities:
Operating lease liability – Long-term	40	50
Asset retirement obligation – Lik	125	125
Total long-term liabilities	165	175

Commitments and contingencies (Note 8)

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2024 and December 31, 2023)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (79,636,358 and 79,586,358 shares, respectively, issued and outstanding at March 31, 2024 and December 31, 2023)	796	796
Additional paid-in capital	82,869	82,796
Accumulated deficit	(58,372)	(57,642)
Total shareholders’ equity	25,293	25,950
Total liabilities and shareholders’ equity	$25,705	$26,757

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended March 31
	2024	2023
Operating expenses:
Exploration expense	$354	$275
Depreciation	7	6
General and administrative	472	476
Total operating expenses	833	757
Other income:
Interest and dividend income	95	27
Unrealized gain on short-term investments	-	21
Unrealized gain on marketable equity securities	8	329
Total other income	103	377
Net Loss	$(730)	$(380)
Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	79,624	64,801

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(730)	$(380)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	6
Amortization of right of use lease asset	9	10
Unrealized gain on marketable equity securities	(8)	(329)
Unrealized gain on short-term investments	-	(21)
Stock-based compensation expense	59	67
Changes in operating assets and liabilities:
Prepaid expenses and other	68	12
Accounts payable and other current liabilities	(396)	(50)
Net cash used in operating activities	(991)	(685)
Investing activities:
Sale of short-term investments, net	918	809
Net cash provided by investing activities	918	809
Financing activities:
Issuance of common stock upon exercise of stock options	14	-
Net cash provided by financing activities	14	-

Net (decrease) increase in cash and cash equivalents	(59)	124
Cash and cash equivalents, beginning of period	200	316
Cash and cash equivalents, end of period	$141	$440

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation. In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either independently or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that would continue to advance the property. Solitario has never developed a property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario from time-to-time also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2024 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2024.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024 (the “2023 Annual Report”). The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim financial statement presentation.

Recent accounting pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. Solitario does not anticipate early adoption. Solitario is evaluating the new guidance and has not determined the impact of ASU 2023-05 on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. Solitario does not anticipate early adoption. Solitario does not expect the adoption of ASU No. 2023-09 to have a material impact on its consolidated financial position or results of operations.

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, increased interest rates, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Item 1A of our 2023 Annual Report and under the heading “Forward-Looking Statements” in Item 2(l) of Part I of this report.

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2024, $81,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Money Market Funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At March 31, 2024 Solitario’s money market funds of $7,518,000 are included in short-term investments.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three months ended March 31, 2024 and 2023. Potentially dilutive shares related to outstanding common stock options of 3,778,500 and 5,390,000, respectively, for the three months ended March 31, 2024 and 2023 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	March 31,	December 31,
	2024	2023
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,035	1,035
Total exploration mineral properties	$16,646	$16,646

Solitario's mineral properties at March 31, 2024 and December 31, 2023 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario's mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2024	2023
Geologic and field expenses	$257	$232
Administrative	97	43
Total exploration costs	$354	$275

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

At March 31, 2024 and December 31, 2023, Solitario owns the following marketable equity securities:

	March 31, 2024		December 31, 2023
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp.	100,000	$613	100,000	$605
Vendetta Mining Corp.	7,750,000	115	7,750,000	118
Vox Royalty Corp.	134,055	280	134,055	276
Highlander Silver Corp.	200,000	32	200,000	33
Total		$1,040		$1,032

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2024	December 31, 2023
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(400)	(408)
Marketable equity securities at fair value	$1,040	$1,032

During the three months ended March 31, 2024 and 2023, Solitario did not sell any marketable equity securities, and the increase in the fair value in its marketable equity securities of $8,000 and $329,000, respectively during the three months ended March 31, 2024 and 2023 was related to unrealized gain on marketable equity securities.

4. Leases

Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. The WR Lease is classified as an operating lease and has a term of 23 months at March 31, 2024, with no renewal option. At March 31, 2024 and December 31, 2023, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three months ended March 31, 2024 and 2023, cash lease payments of $11,000 and $11,000, respectively, were made on the WR Lease. During the three months ended March 31, 2024 and 2023, respectively, Solitario recognized $9,000 and $10,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2024:

Future lease payments (in thousands)

Remaining payments 2024	$33
2025	45
2026	7
Total lease payments	85
Less amount of payments representing interest	(5)
Present value of lease payments	$80

5 Other Assets

Other assets consisted of the following items:

(in thousands)	March 31,	December 31,
	2024	2023
Furniture and fixtures, net of accumulated depreciation	$76	$83
Right of use office lease asset	75	83
Exploration bonds and other assets	4	4
Total other	$155	$170

6. Fair Value of Financial Instruments

During the three months ended March 31, 2024 and 2023, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$7,518	$-	$-	$7,518
Marketable equity securities	$1,040	$-	$-	$1,040

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,436	$-	$-	$8,436
Marketable equity securities	$1,032	$-	$-	$1,032

7. Income Taxes

Solitario accounts for income taxes in accordance with ASC 740 Income Taxes. Under ASC 740, income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At both March 31, 2024 and December 31, 2023, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2024 and 2023, Solitario recorded no deferred tax expense.

8. Commitments and contingencies

Solitario has recorded an asset retirement obligation of $125,000 related to its Lik Project in Alaska. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of March 31, 2024 of $85,000 through February 2026.

9. Employee Stock Compensation Plans

During the three months ended March 31, 2024 and 2023, Solitario recorded stock-based compensation expense of $59,000 and $67,000, respectively included in general and administrative expense. At March 31, 2024, the total unrecognized stock option compensation cost related to non-vested options is $327,000 and is expected to be recognized over a weighted average period of 17 months.

2013 Plan:

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2023. Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock were reserved for awards to directors, officers, employees and consultants. The 2013 Plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. As of March 31, 2024, the 2013 Plan has expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms.

As of March 31, 2024 and December 31, 2023, there were 3,728,500 and 3,778,500 options outstanding under the 2013 Plan. Of these, as of March 31, 2024 and December 31, 2023, there were options that are vested and exercisable to acquire 2,513,500 and 2,563,500, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.60 per share. As of March 31, 2024, the outstanding stock options under the 2013 Plan have an intrinsic value of $491,000 and a weighted average life of 2.59 years. During the three months ended March 31, 2024, options granted under the 2023 Plan for 50,000 shares were exercised for proceeds of $14,000. No options were exercised from the 2013 Plan during the three months ended March 31, 2023.

2023 Plan:

On June 20, 2023, Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units. The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. The 2023 Plan has a term of 10 years. No awards were granted under the 2023 Plan during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, there were 50,000 options outstanding under the 2023 Plan of which there are options that are vested and exercisable to acquire 12,500, shares of Solitario common stock, with an exercise price of $0.51 per share. As of March 31, 2024, the outstanding stock options under the 2023 Plan have an intrinsic value of $4,500 and a weighted average life of 4.9 years.

During the three months ended March 31, 2024, Solitario did not grant any options under the 2023 Plan and no options were exercised under the 2023 Plan.

10. Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2024:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950
Stock-based compensation expense	-	-	59	-	59
Issuance of shares- option exercises	50,000	-	14	-	14
Net loss	-	-	-	(730)	(730)
Balance at March 31, 2024	79,636,358	$796	$82,869	$(58,372)	$25,293

Shareholders’ Equity for the three months ended March 31, 2023:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646
Stock-based compensation expense	-	-	67	-	67
Net loss	-	-	-	(380)	(380)
Balance at March 31, 2023	64,801,373	$648	$74,953	$(54,268)	$21,333

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. Solitario did not sell any shares under the ATM program during the three months ended March 31, 2024 and 2023.

11. Subsequent Events

During April 2024, Solitario sold 1,651,309 shares of common stock under the ATM Agreement at a price of $0.68 per share for net proceeds of $1,085,000 after commissions and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2023 and 2022, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2023 Annual Report. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the acquisition and exploration of precious metals, zinc and other base metal exploration mineral properties. However, we continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, we also from time-to-time evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At March 31, 2024, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik Project in Alaska to be our core mineral property assets. We are conducting exploration activities in the United States on our own at the Golden Crest Project and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of March 31, 2024, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon and Golden Crest projects, (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, rising geopolitical tension, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Item 1A, “Risk Factors,” in our 2023 Annual Report.

(b) Results of Operations

Comparison of the quarter ended March 31, 2024 to the quarter ended March 31, 2023.

We had a net loss of $730,000 or $0.01 per basic and diluted share for the three months ended March 31, 2024 compared to a net loss of $380,000 or $0.01 per basic and diluted share for the three months ended March 31, 2023.  As explained in more detail below, the primary reasons for the increase in the net loss in the three months ended March 31, 2024 compared to the loss in the three months ended March 31, 2023 were (i) a reduction in unrealized gain on marketable equity securities to $8,000 during the three months ended March 31, 2024 compared to an unrealized gain on marketable equity securities of $329,000 during the three months ended March 31, 2023; (ii) an increase in exploration expense to $354,000 during the three months ended March 31 2024 compared to exploration expense of $275,000 during the three months ended March 31, 2023; and (iii) no unrealized gain on short-term investments during the three months ended March 31, 2024 compared to a gain on short-term investments of $21,000 during the three months ended March 31, 2023.  Partially offsetting this increase in the net loss were (i) a decrease in general and administrative expense to $472,000 during the three months ended March 31, 2024 compared to general and administrative expense of $476,000 during the three months ended March 31, 2023; and (ii) an increase in interest and dividend income to $95,000 during the three months ended March 31, 2024 compared to interest and dividend income of $27,000 during the three months ended March 31, 2023.  Each of the major components of these items is discussed in more detail below.

                Our exploration expense increased to $354,000 during the three months ended March 31, 2024 compared to exploration expense of $275,000 during the three months ended March 31, 2023.  The increase was primarily a result of an increase in expenses at our Golden Crest Project to $335,000 during the three months ended March 31, 2024 compared to exploration expense of $241,000 during the three months ended March 31, 2023.  These costs were partially offset by a reduction in our reconnaissance exploration expenses to $11,000 during the three months ended March 31, 2024 compared to reconnaissance exploration expenses of $29,000 during the three months ended March 31, 2023.  We also incurred exploration expenses of $8,000 and $5,000, respectively, at our Lik Project in Alaska during the three months ended March 31, 2024 and 2023.  Our exploration expenditures are normally lower during the first quarter of our fiscal year as a result of weather limitations.  During the three months ended March 31, 2024 we had three contract geologists at our Golden Crest Project along with several part-time employees.  During the three months ended March 31, 2024 and 2023, our Denver personnel spent a significant portion of their time on Golden Crest and various reconnaissance exploration activities described above and related matters.  Our full-year 2024 total exploration and development budget is approximately $3,900,000, which reflects a potential drilling program at Golden Crest during 2024 budgeted at $1,700,000 as well as a proposed limited exploration program at Lik.  Nexa is responsible for all planned 2024 exploration expenditures at Florida Canyon.  The proposed 2024 budget does not reflect any exploration costs for new projects or assets we may acquire during 2024.  Our planned exploration activities in 2024 may be modified, as necessary for any drilling programs we may undertake at Golden Crest, Lik or other projects we may acquire.  Changes may occur to our planned 2024 exploration expenditures related to any number of factors including permitting delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital. We expect our full-year exploration expenditures for 2024 to be higher than the exploration expenditures for full-year 2023.

Exploration expense (in thousands) by project for the three months ended March 31, 2024 and 2023 consisted of the following:

	March 31,	March 31,
Project Name	2024	2023
Golden Crest	$335	$241
Lik	8	5
Reconnaissance	11	29
Total exploration expense	$354	$275

General and administrative costs, excluding stock option compensation costs, discussed below, were $413,000 during the three months ended March 31, 2024 compared to $409,000 during the three months ended March 31, 2023. The major components of these costs were related to (i) salaries and benefit expense of $131,000 during the three months ended March 31, 2024 compared to salary and benefit costs of $158,000 during the three months ended March 31, 2023, primarily due to timing of the year-end bonus between 2022 and 2023 of $60,000 charged in 2023, which was partially offset by an increase in salary amounts during 2024 compared to 2023; (ii) legal and professional expenditures of $71,000 during the three months ended March 31, 2024 compared to legal and professional expenditures of $81,000 during the three months ended March 31, 2023; (iii) office rent and expenses of $25,000 during the three months ended March 31, 2024 compared to $31,000 during the three months ended March 31, 2023; and (iv) travel and shareholder relation costs of $186,000 during the three months ended March 31, 2024 compared to $139,000 during the three months ended March 31, 2023. We anticipate the full-year general and administrative costs will be higher for 2024 compared to 2023 primarily due to increased activity at both our Golden Crest and Lik Projects.

We recorded $59,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2024 compared to $67,000 of stock option compensation expense during the three months ended March 31, 2023. The higher costs during the three months ended March 31, 2023 related to the grant date fair value of 2,360,000 option grants made during 2022 which are being amortized over three years. There were no significant option grants during the 2024 or 2023 periods, and accordingly, the stock option expense in the three months ended March 31, 2024 was reduced compared to the stock option expense in three months ended March 31, 2023. These non-cash charges for the amortization of grant date fair values are related to vesting of stock options outstanding during the three months ended March 31, 2024 and 2023. See Note 9, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded an unrealized gain on marketable equity securities of $8,000 during the three months ended March 31, 2024 compared to an unrealized gain on marketable equity securities of $329,000 during the three months ended March 31, 2023. The gain during the three months ended March 31, 2024 was primarily related to an increase in the value of our holdings of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross Gold Corp. (“Kinross”)common stock, which increased from a fair value of $605,000 at December 31, 2023 to a fair value of $613,000 at March 31, 2024; (ii) 134,055 shares of Vox common stock, which increased from a fair value of $276,000 at December 31, 2023 to a fair value of $280,000 at March 31, 2024; (iii) 7,750,000 shares of Vendetta common stock, which decreased from a fair value of $118,000 at December 31, 2023 to a fair value of $115,000 at March 31, 2024; and (iv) a decrease in the fair value of our holdings of Highlander Silver Corp. from $33,000 at December 31, 2023 to $32,000 at March 31, 2024. The gain during the three months ended March 31, 2023 was primarily related to an increase in the value of our holdings of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross common stock, which increased from a fair value of $409,000 at December 31, 2022 to a fair value of $471,000 at March 31, 2023; (ii) 134,055 shares of Vox common stock, which increased from a fair value of $311,000 at December 31, 2022 to a fair value of $412,000 at March 31, 2023; (iii) 7,750,000 shares of Vendetta common stock, which increased from a fair value of $229,000 at December 31, 2022 to a fair value of $373,000 at March 31, 2023; and (iv) a gain in the fair value of our holdings of Highlander Silver Corp. to $22,000 during the three months ended March 31, 2023, which was recorded at a zero fair value at December 31, 2022.

We recorded interest and dividend income of $95,000 during the three months ended March 31, 2024 compared to interest income of $27,000 during the three months ended March 31, 2023. The increase in interest income is related to an increase in the balances of our short-term investments as a result of the cash invested from two private placements during 2023 of $7.1 million as well as an increase in interest rates in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We anticipate our interest income will be higher during 2024 compared to 2023. However, we anticipate we will use our short-term investments and our cash balances during the remainder of 2024 for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized gain on our short-term investments of $21,000 during the three months ended March 31, 2023, with no similar gain or loss during the three months ended March 31, 2023. This unrealized gain is related to the changes in the fair value of USTS as interest rates change. We had no outstanding USTS during the three months ended March 31, 2024.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2024 and 2023, we recorded no property impairments.

At March 31, 2024 and 2023, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2024 or 2023. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2024. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2024, we have $7,659,000 in cash and short-term investments. Our short-term investment is comprised of $7,518,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2024. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2024, we own 7,750,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock, 134,055 shares of Vox common stock and 200,000 shares of Highlander Silver Corp. common stock. At March 31, 2024, the Vendetta shares are recorded at their fair value of $115,000, the Kinross shares are recorded at their fair value of $613,000; the Vox shares are recorded at their fair value of $280,000 and the Highlander Silver Corp. shares are recorded at their fair value of $32,000. We did not sell any of our marketable equity securities during the three months ended March 31, 2024 or 2023. We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2024 depending on cash needs and market conditions.

Working Capital

We had working capital of $8,657,000 at March 31, 2024 compared to working capital of $9,309,000 as of December 31, 2023. Our working capital at March 31, 2024 consists primarily of our cash and cash equivalents, our investment in short-term investments, discussed above, our investment in marketable equity securities of $1,040,000, and other current assets of $205,000, less our accounts payable of $207,000 and other current liabilities of $40,000. As of March 31, 2024, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of March 31, 2024 and December 31, 2023, there were options outstanding from the 2013 Plan to acquire 3,728,500 and 3,778,500 shares, respectively, of Solitario common stock. The outstanding options have exercise prices between $0.60 per share and $0.20 per share. During the three months ended March 31, 2024, options for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000. No options were exercised during the three months ended March 31, 2023. We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2024.

At the Market Offering Agreement

On December 19, 2023, we entered into an amendment to our ATM Agreement that was originally entered into in 2021 with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million. The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. We did not sell any shares under the ATM program during the three months ended March 31, 2024 and 2023. Subsequent to March 31, 2024, we sold 1,651,309 shares of our common stock under the ATM program for net proceeds of $1,085,000.

(d) Cash Flows

Net cash used in operations during the three months ended March 31, 2024 increased to $991,000 compared to $685,000 of net cash used in operations for the three months ended March 31, 2023 primarily as a result of (i) increase in exploration expense during the three months ended March 31, 2024 to $354,000 compared to $275,000 during the three months ended March 31, 2023; and (ii) a decrease in current liabilities during the three months ended March 31, 2024 of $396,000 compared to a decrease in current liabilities of $50,000 during the three months ended March 31, 2023. There were additional accruals at the end of December 2023, including the 2023 bonus, and certain Golden Crest exploration expense accruals which were paid in the three months ended March 31, 2024, which accounted for the large use of funds in 2024 compared to 2023. Partially offsetting this use of cash was an increase in the cash received for interest during the 2024 period to $95,000 compared to cash received for interest and dividends from interest income of $27,000 during the comparable 2023 period. Based upon projected expenditures in our 2024 budget, we anticipate continued use of funds from operations through the remainder of 2024, primarily for exploration related to our Golden Crest and Lik Projects and reconnaissance exploration. See “Results of Operations” discussed above for further explanation of some of these variances.

During the three months ended March 31, 2024, $918,000 was provided from the net sales of our short-term investments compared to $809,000 in cash provided from the sale of short-term investments during the three months ended March 31, 2023. There were no other significant provisions or use of cash during the three months ended March 31, 2024 or 2023. We did not sell any marketable equity securities during the three months ended March 31 2024 or 2023. We may sell a portion of our marketable equity securities during the remainder of 2024; however, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2023. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2024. Any potential mineral property acquisition or strategic corporate investment during the remainder of 2024, discussed above, could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the three months ended March 31, 2024 we received $14,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 9, “Employee Stock Compensation Plans,” to the condensed consolidated financial statements. No options were exercised during the three months ending March 31, 2023.

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

(f) Off-balance sheet arrangements

As of March 31, 2024 and December 31, 2023, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2024. As of March 31, 2024, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2023 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2024 and 2023.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2023 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three months ended March 31, 2024.

(j) Related Party Transactions

As of March 31, 2024, and for the three months ended March 31, 2024, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Solitario at this time.

(l) Forward-Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Item 1A of our 2023 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik and Golden Crest projects;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta, Vox, Highlander and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, rising interest rates, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as epidemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of March 31, 2024, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None..

Item 1A. Risk Factors

As of March 31, 2024, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities effected during the quarter ended March 31, 2024.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

Date May 1, , 2024	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

