Form 10-Q
period 2024-06-30
SOLITARIO RESOURCES CORP.
filed 2024-07-30
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

__________________________________________________________________

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

There were 81,438,418 shares of $0.01 par value common stock outstanding as of July 29, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of U.S. dollars,	June 30,	December 31,
except share and amounts)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$176	$200
Short-term investments	8,048	8,436
Investments in marketable equity securities, at fair value	1,288	1,032
Prepaid expenses and other	147	273
Total current assets	9,659	9,941

Mineral properties	16,701	16,646
Restricted cash – Golden Crest reclamation	100	-
Other assets	151	170
Total assets	$26,611	$26,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$251	$593
Kinross call option	60	-
Operating lease liability	41	39
Total current liabilities	352	632

Long-term liabilities
Operating lease liability – long-term	29	50
Asset retirement obligation – Lik	125	125
Total long-term liabilities	154	175

Commitments and contingencies (Note 8)

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2024 and December 31, 2023)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (81,438,418 and 79,586,358 shares, respectively, issued and outstanding at June 30, 2024 and December 31, 2023)	814	796
Additional paid-in capital	84,425	82,796
Accumulated deficit	(59,134)	(57,642)
Total shareholders’ equity	26,105	25,950
Total liabilities and shareholders’ equity	$26,611	$26,757

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Operating expense:
Exploration expense	$487	$555	$841	$830
Depreciation	6	6	13	12
General and administrative	656	315	1,128	791
Total operating expense	1,149	876	1,982	1,633
Other income (loss)
Interest and dividend income	106	26	201	53
(Loss) gain on derivative instruments	(21)	23	(21)	23
Gain on sale of marketable equity securities	54	-	54	-
Unrealized gain on short-term investments	-	14	-	35
Unrealized gain (loss) on marketable equity securities	248	(227)	256	102
Total other income (loss)	387	(164)	490	213
Net loss	$(762)	$(1,040)	$(1,492)	$(1,420)
Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	81,113	64,807	80,368	64,804

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(1,492)	$(1,420)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	13	12
Amortization of right of use lease asset	21	20
Unrealized (gain) loss on marketable equity securities	(256)	(102)
Unrealized (gain) loss on short-term investments	-	(35)
Stock-based compensation expense	415	126
(Gain) on sale of marketable equity securities	(54)	-
Loss (gain) on derivative instruments	21	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other	(364)	(328)
Accounts payable and other current liabilities	126	(15)
Net cash used in operating activities	(1,570)	(1,765)
Investing activities:
Sale of short-term investments, net	388	1,909
Purchase of mineral property	(55)	-
Purchase of other assets	(12)	(9)
Cash from sale of marketable equity securities	54	-
Sale of derivative instruments	39	31
Net cash provided by investing activities	414	1,931
Financing activities:
Issuance of common stock – net of issuing costs	1,218	-
Issuance of common stock upon exercise of stock options	14	14
Net cash provided by financing activities	1,232	14

Net increase in cash and cash equivalents	76	180
Cash, cash equivalents and restricted cash, beginning of period	200	316
Cash, cash equivalents and restricted cash, end of period	$276	$496

Supplemental Cash Flow information:
Acquisition of right to use asset	$-	$87

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation ("Crown"). In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario has never developed a property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario from time to time also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties. Revenues and / or proceeds from the sale or joint venture of properties or assets, although potentially significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon Project”), its interest in the Lik zinc project in Alaska (the “Lik Project”), and its Golden Crest project in South Dakota (the “Golden Crest Project”) to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon Project and Solitario is monitoring progress at Florida Canyon. Solitario is working with its 50% joint venture partner in the Lik Project, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik Project. During the six months ended June 30, 2024, Solitario began work on a new early-stage project, the Cat Creek project (the “Cat Creek Project”) in Colorado. Solitario is conducting mineral exploration on its Golden Crest Project and the Cat Creek Project on its own.

Solitario anticipates using its cash and short-term investments, in part, to fund costs and activities to further the exploration of its core mineral projects, the Florida Canyon, Lik and Golden Crest, as well as its Cat Creek Project, and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2024 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024 (the “2023 Annual Report”). The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim financial statement presentation.

Recent accounting pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. Solitario does not anticipate early adoption. Solitario is evaluating the new guidance and has not yet determined the impact of ASU 2023-05 on its condensed consolidated financial statements.

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

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, increased interest rates, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report and under the heading “Forward-Looking Statements” in Item 2(l) of Part I of this report.

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of June 30, 2024, $14,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Money Market Funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. Solitario’s money market funds of $8,048,000 and $7,738,000, respectively, at June 30, 2024 and December 31, 2023 are included in short-term investments.

Restricted Cash

Restricted cash represents investments in certificates of deposit and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash is reported in a separate line on the condensed consolidated balance sheets and totaled $100,000 at June, 30, 2024. Total cash and restricted cash at June 30, 2024 and December 31, 2023 was $276,000 and $200,000, respectively.

Short-term investments

All of Solitario’s short-term investments at June 30, 2024 consist of its investment in a money market account held in a brokerage firm. At December 31, 2023 Solitario’s short term investments included a money market account of $7,738,000 and United States Treasury Securities (“USTS”) of $698,000 with maturities between one and two months.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2024 and 2023. Potentially dilutive shares related to outstanding common stock options of 5,903,500 and 3,778,500, respectively, for the three and six months ended June 30, 2024 and outstanding common stock options of 5,340,000 and 5,390,000, respectively, for the three and six months ended June 30, 2023 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s investment in Mineral Properties:

(in thousands)	June 30,	December 31,
	2024	2023
Exploration
Lik (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,078	1,035
Cat Creek (Colorado – US)	12	-
Total exploration mineral properties	$16,701	$16,646

During the three and six months ended June 30, 2024, Solitario added a new area to its existing Golden Crest Project, covering approximately 98 claims.  The initial cost for staking and recording these claims of $43,000 was capitalized as mineral properties.  In addition, during the three and six months ended June 30, 2024, Solitario acquired a new early-stage exploration project, the Cat Creek Project, and capitalized its initial lease acquisition cost of $12,000.   Solitario did not add any new exploration properties or projects during the three and six months ended June 30, 2023.

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Geologic and field expenses	$394	$503	$651	$735
Administrative	93	52	190	95
Total exploration costs	$487	$555	$841	$830

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

At June 30, 2024 and December 31, 2023 Solitario owns the following marketable equity securities:

	June 30, 2024		December 31, 2023
	Shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp.	100,000	$832	100,000	$605
Vendetta Mining Corp.	7,750,000	85	7,750,000	118
Vox Royalty Corp.	134,055	371	134,055	276
Highlander Silver Corp.	-	-	100,000	33
Total		$1,288		$1,032

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	June 30, 2024	December 31, 2023
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(152)	(408)
Marketable equity securities at fair value	$1,288	$1,032

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of marketable equity securities sold	$-	$-	$-	$-
Realized gain on marketable equity securities sold	54	-	54	-
Proceeds from the sale of marketable equity securities sold	(54)	-	(54)	-
Net (loss) gain on marketable equity securities	302	(227)	310	(102)
Change in marketable equity securities at fair value	$248	$(227)	$256	$(102)

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) on marketable equity securities	$248	$(227)	$256	$(102)
Realized gain on marketable equity securities sold	54	-	54	-
Net gain (loss) on marketable equity securities	$302	$(227)	$310	$(102)

During the three and six months ended June 30, 2024, Solitario sold 100,000 shares of Highlander Silver Corp. (“Highlander”) common stock for proceeds of $54,000 and recorded a gain on sale of $54,000 on the date of sale.

During the three and six months ended June 30, 2023, Solitario did not sell any marketable equity securities.

4. Leases

Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. Solitario has no other material operating lease costs. During the six months ended June 30, 2023, Solitario entered into an extension of the lease as a new lease for the same facility (both the prior lease and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $87,000. The WR Lease is classified as an operating lease and has a term of 20 months at June 30, 2024, with no renewal option. At June 30, 2024 and December 31, 2023, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three and six months ended June 30, 2024, cash lease payments of $11,000 and $22,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2023, cash lease payments of $11,000 and $22,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2024, Solitario recognized $12,000 and $21,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and six months ended June 30, 2023, Solitario recognized $10,000 and $20,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at June 30, 2024:

Future lease payments (in thousands)

Remaining payments 2024	$22
2025	45
2026	7
Total lease payments	74
Less amount of payments representing interest	(4)
Present value of lease payments	$70

5 Other Assets

The following items comprised other assets:

(in thousands)	June 30,	December 31,
	2024	2023
Furniture and fixtures, net of accumulated depreciation	$81	$83
Office lease asset	66	83
Other assets	4	4
Total other	$151	$170

6. Derivative Instruments

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year, and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. At June 30, 2024, Solitario has a liability related to covered calls outstanding on its holdings of Kinross of $60,000. During the three and six months ended June 30, 2024, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $39,000 and recorded a loss on derivative instruments related to those covered calls of $21,000. During the three and six months ended June 30, 2023, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $31,000 and recorded a gain on derivative instruments related to those covered calls of $23,000.

7. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement. During the six months ended June 30, 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,048	$-	$-	$8,048
Marketable equity securities	$1,288	$-	$-	$1,288
Liabilities
Kinross call options	$60	$-	$-	$60

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

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of June 30, 2024 of $74,000 through February 2026.

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

At both June 30, 2024 and December 31, 2023, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2024 and 2023, Solitario recorded no deferred tax expense.

10. Employee Stock Compensation Plans

2013 Plan

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2013.  Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock were reserved for awards to directors, officers, employees and consultants.  Awards granted under the 2013 Plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.  As of June 30, 2024, the 2013 Plan has expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms.  The outstanding awards under the 2013 Plan are detailed below.

As of June 30, 2024 and December 31, 2023, there were options outstanding under the 2013 Plan to acquire 3,728,500 and 3,778,500 shares, respectively, of Solitario common stock.  Of these, as of June 30, 2024 and December 31, 2023, there were options that are vested and exercisable to acquire 2,548,500 and 2,563,500, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.69 per share.  As of June 30, 2024, the outstanding stock options under the 2013 Plan have an intrinsic value of $1,562,000 and a weighted average life of 2.34 years.

During the six months ended June 30, 2024, options previously granted under the 2013 Plan for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000, which had an intrinsic value of $12,000 on the date of exercise.  No options were exercised from the 2013 Plan during the three months ended June 30, 2024.  During the three and six months ended June 30, 2023, options for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000, which had an intrinsic value of $15,000 on the date of exercise.

2023 Plan

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

As of June 30, 2024 and December 31, 2023, there were options for 2,175,000 and 50,000 shares, respectively, of Solitario common stock outstanding under the 2023 Plan of which there are options that are vested and exercisable to acquire 543,750 and 12,500, shares, respectively, of Solitario common stock with exercise prices between $0.51 and $0.85 per share.  As of June 30, 2024, the outstanding stock options under the 2023 Plan have an intrinsic value of $104,000 and a weighted average life of 4.9 years.

During the three and six months ended June 30, 2024, under the 2023 Plan Solitario granted options for 2,125,000 shares of Solitario common stock, with an exercise price of $0.85 per share, a five-year term, which vest 25% on the date of grant and 25% on each anniversary date for the next three years and a grant date fair value of $1,120,000 based upon a five-year life, volatility of 71.5% and risk-free interest rate of 4.3%.  During the three and six months ended June 30, 2023, Solitario did not grant any options under the 2023 Plan.

  Stock-based compensation expense

During the three and six months ended June 30, 2024, Solitario recorded stock-based compensation expense of $356,000 and $415,000, respectively, included in general and administrative expense. During the three and six months ended June 30, 2023, Solitario recorded stock-based compensation expense of $59,000 and $126,000, respectively, included in general and administrative expense. At June 30, 2024, the total unrecognized stock-based compensation expense related to non-vested options was $1,092,000 and is expected to be recognized over a period of 30 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three and six months ended June 30, 2024:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950
Stock-based compensation expense	-	-	59	-	59
Issuance of shares- option exercises	50,000	-	14	-	14
Net loss	-	-	-	(730)	(730)
Balance at March 31, 2024	79,636,358	$796	$82,869	$(58,372)	$25,293
Stock-based compensation expense	-	-	356	-	356
Issuance of shares for cash - ATM	1,802,060	18	1,200	-	1,218
Net loss	-	-	-	(762)	(762)
Balance at June 30, 2024	81,438,418	$814	$84,425	$(59,134)	$26,105

Shareholders’ Equity for the three and six months ended June 30, 2023:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646
Stock-based compensation expense	-	-	67	-	67
Net loss	-	-	-	(380)	(380)
Balance at March 31, 2023	64,801,373	$648	$74,953	$(54,268)	$21,333
Stock-based compensation expense	-	-	59	-	59
Issuance of shares - option exercises	50,000	1	13	-	14
Net loss	-	-	-	(1,040)	(1,040)
Balance at June 30, 2023	64,851,373	$649	$75,025	$(55,308)	$20,366

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

During the three and six months ended June 30, 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.  During the three and six months ended June 30, 2023, Solitario did not sell any shares under the ATM Agreement.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At June 30, 2024, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik Project in Alaska to be our core mineral property assets.  In addition, during 2024 we added the Cat Creek Project in Colorado, which has not been explored to the degree of any of our three core assets, described above.  We are conducting exploration activities in the United States on our own at the Golden Crest and Cat Creek Projects and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project.  We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of June 30, 2024, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon, Golden Crest and Cat Creek Projects; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, rising geopolitical tension, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time.  Please see Item Part I, 1A, “Risk Factors,” in our 2023 Annual Report.

 (b) Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

We had a net loss of $762,000 or $0.01 per basic and diluted share for the three months ended June 30, 2024 compared to a net loss of $1,040,000 or $0.02 per basic and diluted share for the three months ended June 30, 2023.  As explained in more detail below, the primary reasons for the decrease in our net loss in the three months ended June 30, 2024 compared to the net loss during the three months ended June 30, 2023 were (i) an unrealized gain on marketable equity securities of $248,000 during the three months ended June 30, 2024 compared to an unrealized loss on marketable equity securities of $227,000 during the three months ended June 30, 2023; (ii) interest income of $106,000 during the three months ended June 30, 2024 compared to interest income of $26,000 during the three months ended June 30, 2023; (iii) a decrease in exploration expense to $487,000 during the three months ended June 30, 2024 compared to exploration expense of $555,000 in the three months ended June 30, 2023; and (iv) a gain on sale of marketable equity securities of $54,000 during the three months ended June 30, 2024 with no similar gain during the three months ended June 30, 2023.  Partially offsetting these increases in income were (i)  an increase in general and administrative expense to $656,000 during the three months ended June 30, 2024 compared to general and administrative expense of $315,000 during the three months ended June 30, 2023; and (ii) a loss on derivative instruments of $21,000 during the three months ended June 30, 2024 compared to a gain on derivative instruments of $23,000 during the three months ended June 30, 2023.  Each of the major components of these items is discussed in more detail below.

Our net exploration expense decreased to $487,000 during the three months ended June 30, 2024 compared to exploration expense of $555,000 during the three months ended June 30, 2023 primarily as a result of (i) a decrease in exploration expense at our Golden Crest Project to $450,000 during the three months ended June 30, 2024 compared to $486,000 during the three months ended June 30, 2023 as a result of reduced permitting and geologic surface work during the three months ended June 30, 2024 compared to the  three months ended June 30, 2023; (ii) a later start of work at our Lik Project by our joint venture partner, Teck, as Lik exploration expense was $16,000 during the three months ended June 30, 2024 compared to $28,000 of exploration expenditures at Lik during the three months ended June 30, 2023; and (iii) a reduction in reconnaissance exploration during the three months ended June 30, 2024 to $8,000 compared to reconnaissance exploration of $41,000 during the three months ended June 30, 2023.  Partially offsetting these decreases in exploration expense was initial work at our new Cat Creek Project of $13,000 during the three months ended June 30, 2024, with no similar work during the three months ended June 30, 2023.  With the receipt of drilling permits at our Golden Crest Project during the second quarter of 2024, we anticipate beginning drilling at Golden Crest during the third quarter of 2024 and expect a significant increase in exploration expense related to that planned drilling during the remainder of 2024.  During the three and six months ended June 30, 2024 we had four contract geologists working at our Golden Crest Project, as well as several part-time employees who assisted our contract geologists in collecting, organizing and testing soil and rock samples at Golden Crest.  In addition, certain of our Denver-based personnel spent a portion of their time on the Golden Crest Project and reconnaissance exploration activities described above and related matters.  We have budgeted approximately $3,900,000 for the full-year exploration expenditure for 2024, which includes approximately $1,700,000 for drilling at the Golden Crest Project.  We expect our full-year exploration expenditures for 2024 to be above our exploration expenditures for 2023.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2024	2023	2024	2023
Golden Crest	$450	$486	$785	$727
Lik	16	28	24	33
Cat Creek	13	-	13	-
Reconnaissance	8	41	19	70
Total exploration expense	$487	$555	$841	$830

General and administrative costs, excluding stock option compensation costs, discussed below, were $301,000 during the three months ended June 30, 2024 compared to $257,000 during the three months ended June 30, 2023.  The major components of our general and administrative costs were (i) salaries and benefit expense of $83,000 during the three months ended June 30, 2024 compared to salary and benefit costs of $103,000 during the three months ended June 30, 2023 as a result of a reduction in administrative staff costs; (ii) legal and accounting expenditures of $60,000 in the three months ended June 30, 2024 compared to $66,000 in the three months ended June 30, 2023; (iii) office rent and expenses of $33,000 during the three months ended June 30, 2024 compared to $23,000 during the three months ended June 30, 2023; and (iv) travel and shareholder relation costs of $125,000 during the three months ended June 30, 2024 compared to $65,000 during the three months ended June 30, 2023.  We anticipate the full-year general and administrative costs will be comparable for 2024 and 2023.

We recorded $356,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended June 30, 2024 compared to $59,000 of stock option compensation expense during the three months ended June 30, 2023.  These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended June 30, 2024 and 2023.  The primary reason for the increase in stock option compensation expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was as a result of the grant of 2,125,000 options in the second quarter of 2024, which included amortization of 25%, or $280,000 on the grant date of the total grant date fair value of $1,120,000.  The remaining expense related to the amortization of grant date fair values of outstanding unvested options for the three months ended June 30, 2024 and 2023 was comparable.  See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized gain on marketable equity securities of $248,000 during the three months ended June 30, 2024 compared to an unrealized loss on marketable equity securities of $227,000 during the three months ended June 30, 2023.  The non-cash unrealized gain during the three months ended June 30, 2024 was primarily related to (i) an increase in the fair value of our 100,000 shares of Kinross common stock to $832,000 at June 30, 2024 from a fair value of $613,000 at March 31, 2024 or an increase of $219,000, based on quoted market prices; and (ii) an increase in the fair value of our 134,055 shares of Vox Royalty Corp. (“Vox”) common stock to $371,000 at June 30, 2024 from a fair value of $280,000 at March 31, 2024 or an increase of $91,000 based on quoted market prices.  These increases were partially offset by a decrease in the fair value of our 7,750,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock to $85,000 at June 30, 2024 compared to a fair value of $115,000 at March 31, 2024 or a decrease of $30,000 based on quoted market prices.  In addition, during the three months ended June 30, 2024, we transferred $32,000 of prior unrecognized gain on the sale of our 100,000 common shares of Highlander common stock to realized gain on the sale of marketable equity securities, discussed below.  The non-cash unrealized loss during the three months ended June 30, 2023 was primarily related to (i) a decrease in the fair value of our 7,750,000 shares of Vendetta common stock to  $234,000 at June 30, 2023 from a fair value of $372,000 at March 31, 2023 or a decrease of $138,000, based on quoted market prices; and (ii) a decrease in the fair value of our 134,055 shares of Vox common stock to $325,000 at June 30, 2023 compared to a value of $412,000 at March 31, 2023 or a decrease of $88,000 based on quoted market prices.

During the three months ended June 30, 2024, we sold our 100,000 shares of Highlander common shares for proceeds of $54,000 and recorded a gain on sale of marketable equity securities of $54,000.  We did not sell any of our marketable equity securities during the three or six months ended June 30, 2023.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements.

We recorded interest and dividend income of $106,000 during the three months ended June 30, 2024 compared to interest income of $26,000 during the three months ended June 30, 2023.  This increase was primarily due to an increase in our funds held in our money market account during the three months ended June 30, 2024 compared to the funds held in our money market account during the three months ended June 30, 2023.  In addition, the average interest rate paid on our funds held in our money market account during the three months ended June 30, 2024 was higher than the interest rates paid during the three months ended June 30, 2023.  Our dividend income in the three and six months ended June 30, 2024 of $3,000 and $6,000 was comparable to the same periods of 2023.  We anticipate interest income will decrease during the remainder of 2024 from the amounts recorded through the six months ended June 30, 2024 as we expect to utilize the funds in the money market account to fund our exploration and general and administrative expenditures.

We recorded a non-cash unrealized gain on our short-term investments of $14,000 during the three months ended June 30, 2023 primarily due to the maturing of our USTS, which are marked-to-market and a reversal of prior reductions in the quoted fair value of our existing USTS that were purchased at lower yield-to-maturities than current market values, as the USTS matured and approached face value.  We held no USTS during the three months ended June 30, 2024 and accordingly there were no similar changes in the marked-to-market values during the three months ended June 30, 2024.  These changes in interest rates are a result of many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS at the time we acquire these short-term investments, to the extent we hold the investments to maturity.

During the three months ended June 30, 2024, we recorded a non-cash loss on derivative instruments of $21,000 related to certain Kinross calls we sold during the three months ended June 30, 2024, compared to a gain on derivative instruments of $23,000 during the three months ended June 30, 2023 related to our holdings of Kinross calls which expired unexercised in August 2023.  See Note 6, “Derivative Instruments,” above for a discussion of our Kinross calls.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During the three and six months ended June 30, 2024 and 2023, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and six months ended June 30, 2024 or 2023 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2024.  In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru.  We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

We had a net loss of $1,492,000 or $0.02 per basic and diluted share for the six months ended June 30, 2024 compared to a net loss of $1,420,000 or $0.02 per basic and diluted share for the six months ended June 30, 2023.  As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $841,000 during the six months ended June 30, 2024 compared to exploration expense of $830,000 during the six months ended June 30, 2023; (ii) an increase in general and administrative expense to $1,128,000 during the six months ended June 30, 2024 compared to general and administrative expense of $791,000 during the six months ended June 30, 2023; and (iii) the recording of a loss on derivative instruments of $21,000 during the six months ended June 30, 2024 compared to a gain on derivative instruments of $23,000 during the six months ended June 30, 2023.   Partially offsetting these increases in the net loss during the six months ended June 30, 2024 compared to the net loss during the six months ended June 30, 2023 were (i) a realized gain of $54,000 on the sale of marketable equity securities during the six months ended June 30, 2024, with no comparable sales of marketable equity securities during the six months ended June 30, 2023; (ii); an unrealized gain of $256,000 on marketable equity securities during the six months ended June 30, 2024 compared to an unrealized gain on marketable equity securities of $102,000 during the six months ended June 30, 2023; and (iii) an increase in interest and dividend income to $201,000 during the six months ended June 30, 2024 compared to interest income of $53,000 during the six months ended June 30, 2023. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $841,000 during the six months ended June 30, 2024 compared to $830,000 during the six months ended June 30, 2023.  The primary reasons for the increase were (i) the exploration expenditures at our Golden Crest Project increased to $785,000 during the six months ended June 30, 2024 compared to $727,000 during the six months ended June 30, 2023; and (ii) we initiated exploration activities at our new Cat Creek Project in Colorado with $13,000 in exploration expenditures during the six months ended June 30, 2024, with no similar expenditures during the six months ended June 30, 2023.  Partially offsetting these increases in exploration expenditures were (i) a reduction in the expenditures at our Lik Project in Alaska to $24,000 during the six months ended June 30, 2024 compared to exploration expenditures of $33,000 during the six months ended June 30, 2023 and (ii) a reduction in reconnaissance exploration expenditures to $19,000 during the six months ended June 30, 2024 compared to reconnaissance exploration expenditures of $70,000 during the six months ended June 30, 2023.  We anticipate a significant increase in exploration expenditures at our Golden Crest Project in the second half of 2024 primarily due to planned drilling on the project as discussed above.

General and administrative costs, excluding stock option compensation costs discussed below, were $713,000 during the six months ended June 30, 2024 compared to $665,000 during the six months ended June 30, 2023.  The major components of the costs were (i) salary and benefit expense during the six months ended June 30, 2024 of $214,000 compared to salary and benefit expense of $263,000 during the six months ended June 30, 2023 as a result of salary reductions during 2024; (ii) legal and accounting expenditures of $129,000 during the six months ended June 30, 2024, compared to $146,000 during the six months ended June 30, 2023; (iii) office and other costs of $57,000 during the six months ended June 30, 2024 compared to $52,000 during the six months ended June 30, 2023; and (iv) travel and shareholder relation costs of $313,000 during the six months ended June 30, 2024 compared to $204,000 during the six months ended June 30, 2023.

During the six months ended June 30, 2024 and 2023, Solitario recorded $415,000 and $126,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital.  The increase during the six months ended June 30, 2024 was primarily related to the grant of options for 2,125,000 shares of our common stock during June of 2024, which resulted in the amortization of $280,000 of grant date fair value on the date of grant of those options, as discuss above.

We recorded an unrealized gain on marketable equity securities of $256,000 during the six months ended June 30, 2024 compared to an unrealized gain on marketable equity securities of $102,000 during the six months ended June 30, 2023. The non-cash unrealized gain during the six months ended June 30, 2024 was primarily related to (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at June 30, 2024 to $832,000 compared to a fair value of $605,000 at December 31, 2023, or an increase of $227,000 based on quoted market prices; (ii) an increase in the fair value of our holdings of 134,055 shares of Vox common stock to $371,000 at June 30, 2024 compared to a fair value of $276,000 at December 31, 2023, or an increase of $95,000 based on quoted market prices; and (iii) an increase of $21,000 in the fair value of our holdings of 100,000 shares of Highlander common stock from the fair value at December 31, 2023  to the date of the sale of our holdings.  These unrealized increases in the value of our marketable equity securities were partially offset by (i) a decrease in the value of our holdings of Vendetta common stock to $85,000 at June 30, 2024 compared to a fair value of $118,000 at December 31, 2023 or a decrease of $33,000 based on quoted market prices; and (ii) the transfer of $54,000 of unrealized gain to realized gain on the sale of our 100,000 shares of Highlander common shares upon the sale of those shares during the six months ended June 30, 2024.  The non-cash unrealized gain during the six months ended June 30, 2023 was primarily related to (i) an increase in the fair value of our holdings of 7,750,000 shares of Vendetta common stock to $234,000 at June 30, 2023 compared to a fair value of $229,000 at December 31, 2022, based on quoted market prices; (ii) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at June 30, 2023 to $477,000 compared to a fair value of $409,000 at December 31, 2022, based on quoted market prices; and (iii) an increase in the fair value of our holdings of 134,055 shares of Vox common stock to $325,000 at June 30, 2023 compared to a fair value of $311,000 at December 31, 2022 based on quoted market prices.

We recorded interest and dividend income of $201,000 during the six months ended June 30, 2024 compared to interest and dividend income of $53,000 during the six months ended June 30, 2023.  The increase in interest income was primarily related to an increase in our average outstanding balance of money market holdings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as well as an increase in the average interest rate and income earned on our money market account during the six months ended June 30, 2024 compared to the average interest rate and income earned during the six months ended June 30, 2023.  We anticipate our interest income will decrease during the remainder of 2024 compared to the first six months of 2024 as a result of the use of our short-term investments and our cash balances for ordinary overhead, operational costs, and the exploration, evaluation and or acquisition of mineral properties discussed above.  See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized gain on our short-term investments of $35,000 during the six months ended June 30, 2023 primarily due to certain of our USTS increasing in value as they approached maturity, which were previously recorded at a mark-to-market amount that was below their face value as a result of then-current interest rates being higher than the yield-to-maturity rates of our USTS at the time the USTS were acquired.  We did not hold significant investments of USTS during 2024 and did not have a non-cash unrealized gain or loss during the six months ended June 30, 2024.

During the six months ended June 30, 2024, we sold 100,000 shares of our holdings of Highlander common stock for proceeds of $54,000 and recorded a gain on sale of marketable equity securities of $54,000.  We did not sell any marketable equity securities during the six months ended June 30, 2023.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

During the six months ended June 30, 2024, we recorded a non-cash loss on derivative instruments of $21,000 related to certain Kinross calls we sold during the three months ended June 30, 2024 as a result of the increase in the underlying value of our holdings of Kinross common stock, discussed above.  These calls have a strike price of $9.00 per share and expire in November 2024.  During the six months ended June 30, 2023, we recorded a non-cash gain on derivative instruments of $23,000 related to certain Kinross calls we sold during the three months ended June 30, 2023.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2024, we have $8,224,000 in cash and short-term investments.  The bulk of this, $8,048,000, is held in a money market account at a brokerage firm.  We anticipate we will continue to invest our cash and short-term investments in the money market account for that portion not used for exploration expenditures, operating costs or mineral property acquisitions during the remainder of 2024.  We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities.  At June 30, 2024 we own 7,750,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock, and 134,055 shares of Vox common stock.  At June 30, 2024, the Vendetta shares are recorded at their fair value of $85,000, the Kinross shares are recorded at their fair value of $832,000; and the Vox shares are recorded at their fair value of $371,000.  We sold all of our holdings of Highlander common stock during the six months ended June 30, 2024 for proceeds of $54,000, as discussed above.  We did not sell any of our marketable equity securities during the six months ended June 30, 2023.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements.  We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2024 depending on cash needs and market conditions.

Working Capital

We had working capital of $9,307,000 at June 30, 2024 compared to working capital of $9,309,000 as of December 31, 2023.  Our working capital at June 30, 2024 consists primarily of our cash and short-term investments, discussed above, our investment in marketable equity securities of $1,288,000, and other current assets of $147,000, less our accounts payable of $251,000 and other current liabilities of $101,000.  As of June 30, 2024, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund the exploration, development and operation of mining projects.  We will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of our interests in other exploration projects or assets.

Stock-Based Compensation Plans

2013 Plan

As of June 30, 2024 and December 31, 2023, there were options outstanding to acquire 3,728,500 and 3,778,500 shares of our common stock under the 2013 Plan.  The outstanding options have exercise prices between $0.69 per share and $0.20 per share.  During the six months ended June 30, 2024, options for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000.  During the six months ended June 30, 2023, options for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000.

2023 Plan

As of June 30, 2024 and December 31, 2023, there were options outstanding to acquire 2,175,000 and 50,000 shares of our common stock under the 2023 Plan.  The outstanding options at June 30, 2024 have exercise prices between $0.85 per share and $0.51 per share.  No options have been exercised under the 2023 Plan during the six months ended June 30, 2024 or 2023.

We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2024.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million.  During the six months ended June 30, 2024, we sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.  There were no sales of shares of common stock under the ATM Program during the six months ended June 30, 2023. We may sell additional shares under the ATM Program during the remainder of 2024 if market conditions warrant such sales.

(d) Cash Flows

Net cash used in operations during the six months ended June 30, 2024 decreased to $1,570,000 compared to $1,765,000 of net cash used in operations for the six months ended June 30, 2023 primarily as a result of (i) the pre-payment of $350,000 during the second quarter of 2023 to our joint venture partner Teck for an advance on planned 2023 exploration program at the Lik project in Alaska, of which $332,000 remained in pre-paid expense at June 30, 2023 and is included in the changes in prepaid expenses and other current assets as a use of cash, with no similar item during the six months ended June 30, 2024; and (ii) an increase in the use of cash from changes in other prepaid expenses and other current assets of $36,000 to a total change to a use of $364,000 during the six months ended June 30, 2024 compared to the use of cash of $328,000 during the six months ended June 30, 2023.  Partially offsetting this decrease in the use of cash during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was (i) the provision of cash of $126,000 from an increase in accounts payable and other current liabilities during the six months ended June 30, 2024 compared to a use of cash of $15,000 from an increased in accounts payable and other current liabilities during the six months ended June 30, 2023, primarily as a result of the timing of payments in accounts payable at June 30, 2024 compared to June 30, 2023; (ii) an increase in non-stock option general and administrative expense to $713,000 during the six months ended June 30, 2024 compared to $665,000 during the six months ended June 30, 2023, discussed above; and (iii) an increase in exploration expense to $841,000 during the six months ended June 30, 2024 compared to exploration expenses of $830,000 during the six months ended June 30, 2023;.  Based upon projected expenditures in our 2024 budget, we anticipate continued use of funds from operations through the remainder of 2024, primarily for drilling expenditures and other exploration related to our Golden Crest and Lik Projects in the second half of 2024.  See “Results of Operations” discussed above for further explanation of some of these variances.

During the six months ended June 30, 2024, we provided $388,000 of cash from the sale of short-term investments compared to the provision of $1,909,000 in cash during the six months ended June 30, 2023 from the net investment in short-term investments.  During the six months ended June 30, 2024, we purchased a certificate of deposit for $100,000 that is restricted for reclamation in the event of any un-reclaimed areas of our planned drilling at Golden Crest.  This certificate of deposit is shown separately on our balance sheet as restricted cash at June 30, 2024.  There was no similar restricted cash item at December 31, 2023.  During the six months ended June 30, 2024, we acquired equipment and other assets used in our exploration activities of $12,000 compared to $9,000 of equipment acquired during the six months ended June 30, 2023.  We received cash proceeds of $39,000 from the sale of Kinross calls during the six months ended June 30, 2024 compared to cash proceeds of $31,000 during the six months ended June 30, 2023.  During the six months ended June 30, 2024 we sold marketable equity securities for proceeds of $54,000, with no similar sales during the six months ended June 30, 2023.  We also used $43,000 of our cash to acquire additional mineral claims, at our Golden Crest Project, and $12,000 for initial acquisition costs of our new Cat Creek Project during the six months ended June 30, 2024 with no similar mineral property additions during the six months ended June 30, 2023.  We may sell a portion of our marketable equity securities during the remainder of 2024; however, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2024.  We will continue to liquidate a portion of our short-term investments as needed to fund our operations and our potential mineral property acquisitions during the remainder of 2024.  Any potential mineral property acquisition or strategic corporate investment during the remainder of 2024, discussed above, could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the six months ended June 30, 2024, we received net cash of $1,218,000 from the issuance of common stock under the ATM Program, discussed above.  In addition, during the six months ended June 30, 2024 and 2023 we received $14,000 during both periods from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans” to the condensed consolidated financial statements.

(e) Mineral Resources

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

 Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and applicable Canadian securities laws, and as a result we report our mineral resources according to two different standards. U.S. reporting requirements are governed by Item 1300 of Regulation S-K (“S-K 1300”) issued by the SEC.  Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

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

(f) Off-balance sheet arrangements

As of June 30, 2024 and December 31, 2023. we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of June 30, 2024.  As of June 30, 2024, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2023 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and six months ended June 30, 2024 and 2023.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the condensed consolidated Financial Statements included in our Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the three and six months ended June 30, 2024.

(j) Related Party Transactions

As of June 30, 2024, and for the three and six months ended June 30, 2024, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of recent accounting pronouncements.

(l) Forward-Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements.   These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Part I, Item 1A of our 2023 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik Golden Crest and Cat Creek Projects;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta, Vox and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, rising interest rates, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as epidemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of June 30, 2024, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities effected during the quarter ended June 30, 2024.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

July 29, 2024 Date	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

