Form 10-Q
period 2024-09-30
SOLITARIO RESOURCES CORP.
filed 2024-11-05
CIK 917225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 81,438,418 shares of $0.01 par value common stock outstanding as of November 4, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. dollars,	September 30,	December 31,
except share amounts)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$86	$200
Short-term investments	6,398	8,436
Investments in marketable equity securities, at fair value	1,398	1,032
Prepaid expenses and other	102	273
Total current assets	7,984	9,941

Mineral properties	16,701	16,646
Restricted cash – Golden Crest reclamation	100	-
Other assets	134	170
Total assets	$24,919	$26,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$638	$593
Kinross call option	82	-
Operating lease liability	42	39
Total current liabilities	762	632

Long-term liabilities:
Operating lease liability – long-term	18	50
Asset retirement obligation and reclamation liabilities	145	125
Total long-term liabilities	163	175

Commitments and contingencies (Note 8)

Equity:
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2024 and December 31, 2023)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (81,638,418 and 79,586,358 shares, respectively, issued and outstanding at September 30, 2024 and December 31, 2023)	816	796
Additional paid-in capital	84,588	82,796
Accumulated deficit	(61,410)	(57,642)
Total shareholders’ equity	23,994	25,950
Total liabilities and shareholders’ equity	$24,919	$26,757

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expense:
Exploration expense	$2,067	$918	$2,908	$1,748
Depreciation	8	7	21	19
General and administrative	383	282	1,511	1,073
Total operating expense	2,458	1,207	4,440	2,840
Other income (loss)
Interest and dividend income	94	35	295	88
(Loss) gain on derivative instruments	(22)	7	(43)	30
Gain on sale of marketable equity securities	-	-	54	-
Unrealized gain on short-term investments	-	14	-	49
Unrealized gain (loss) on marketable equity securities	110	(141)	366	(39)
Total other income (loss)	182	(85)	672	128
Net loss	$(2,276)	$(1,292)	$(3,768)	$(2,712)
Loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	81,597	67,752	80,790	67,625

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(3,768)	$(2,712)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	21	19
Amortization of right of use lease asset	31	30
Unrealized (gain) loss on marketable equity securities	(366)	39
Unrealized (gain) loss on short-term investments	-	(49)
Stock-based compensation expense	540	184
(Gain) on sale of marketable equity securities	(54)	-
Loss (gain) on derivative instruments	43	(30)
Increase in asset retirement and reclamation liabilities	20	-
Changes in operating assets and liabilities:
Prepaid expenses and other	171	(199)
Accounts payable and other current liabilities	12	34
Net cash used in operating activities	(3,350)	(2,684)
Investing activities:
Sale of short-term investments, net	2,038	36
Purchase of mineral property	(55)	-
Purchase of other assets	(12)	(12)
Cash from sale of marketable equity securities	54	-
Sale of derivative instruments	39	31
Net cash provided by investing activities	2,064	55
Financing activities:
Issuance of common stock – net of issuing costs	1,218	2,422
Issuance of common stock upon exercise of stock options	54	59
Net cash provided by financing activities	1,272	2,481

Net decrease in cash and cash equivalents	(14)	(148)
Cash, cash equivalents and restricted cash, beginning of period	200	316
Cash, cash equivalents and restricted cash, end of period	$186	$168

Supplemental Cash Flow information:
Acquisition of right to use asset	$-	$87

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

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon Project”), its interest in the Lik zinc project in Alaska (the “Lik Project”), and its Golden Crest project in South Dakota (the “Golden Crest Project”) to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon Project and Solitario is monitoring progress at the Florida Canyon Project.  Solitario is working with its 50% joint venture partner in the Lik Project, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik Project.   During the nine months ended September 30, 2024, Solitario began work on a new early-stage project, the Cat Creek project in Colorado (the “Cat Creek Project”).  Solitario is conducting mineral exploration on its Golden Crest Project and the Cat Creek Project on its own.

Solitario anticipates using its cash and short-term investments, in part, to fund costs and activities to further the exploration of its core mineral projects, the Florida Canyon Project, Lik Project and Golden Crest Project, as well as its Cat Creek Project, and to potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2024 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation.  Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07 which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280 and is effective starting in annual periods beginning after December 15, 2023. The adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased.  As of September 30, 2024, $21,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Money Market Funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments.  Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice.  Solitario’s money market funds of $6,398,000 and $7,738,000, respectively, at September 30, 2024 and December 31, 2023 are included in short-term investments.

Restricted Cash

Solitario’s restricted cash represents investments in certificates of deposit and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash is reported in a separate line on the condensed consolidated balance sheets and totaled $100,000 at September 30, 2024.  There were no restricted cash amounts at December 31, 2023.  Cash, excluding restricted cash, at September 30, 2024 and December 31, 2023 was $86,000 and $200,000, respectively.

Short-term investments

Solitario’s short-term investments at September 30, 2024 consists of its investment of $6,398,000 in a money market account held in a brokerage firm.  At December 31, 2023 Solitario’s short term investments included a money market account of $7,738,000 and United States Treasury Securities (“USTS”) of $698,000 with maturities between one and two months.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2024 and 2023.  Potentially dilutive shares related to outstanding common stock options of 5,348,500 and 3,828,500, respectively, for the three and nine months ended September 30, 2024 and outstanding common stock options of 5,195,000 and 5,390,000, respectively, for the three and nine months ended September 30, 2023 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s investment in Mineral Properties:

(in thousands)	September 30,	December 31,
	2024	2023
Exploration
Lik (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,078	1,035
Cat Creek (Colorado – US)	12	-
Total exploration mineral properties	$16,701	$16,646

During the nine months ended September 30, 2024, Solitario added a new area to its existing Golden Crest Project, covering approximately 98 claims. The initial cost for staking and recording these claims of $43,000 was capitalized as mineral properties.  In addition, during the nine months ended September 30, 2024, Solitario acquired a new early-stage exploration project, the Cat Creek Project, and capitalized its initial lease acquisition cost of $12,000. Solitario did not add any new exploration properties or projects during the three months ended September 30, 2024 nor the three and nine months ended September 30, 2023.

All exploration costs on our exploration properties, none of which have proven and probable reserves, including any additional costs incurred for subsequent lease payments or exploration activities related to our projects, are expensed as incurred.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Geologic and field expenses	$1,977	$895	$2,628	$1,630
Administrative	90	23	280	118
Total exploration costs	$2,067	$918	$2,908	$1,748

Asset Retirement Obligation and Reclamation liabilities

Solitario recorded an asset retirement obligation of $125,000 at September 30, 2024 for Solitario’s estimated reclamation cost of the existing disturbance at the Lik Project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by Solitario and its joint venture partner Teck and is supported by a permitting bond required by the State of Alaska, for which Solitario has purchased a reclamation bond insurance policy in the event Solitario or Teck, do not complete required reclamation.

Solitario has not applied a discount rate to the recorded asset retirement obligation as the estimated time frame for reclamation is not currently known, as completion reclamation is not expected to occur until the end of the related project life, which would follow future development and operations, the start of which cannot be estimated or assured at this time. Additionally, no depreciation will be recorded on the related asset for the asset retirement obligation until the Lik Project goes into operation, which cannot be assured.

Solitario is also involved in certain matters concerning its current drilling program remediation at its Golden Crest Project. Generally, the remediation at Golden Crest is carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites upon completion of drilling. At September 30, 2024, Solitario recorded a reclamation liability of $20,000, included in asset retirement and reclamation liabilities related to the Golden Crest Project.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At September 30, 2024 and December 31, 2023 Solitario owned the following marketable equity securities:

	September 30, 2024		December 31, 2023
	Shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp.	100,000	$936	100,000	$605
Vendetta Mining Corp.	7,750,000	57	7,750,000	118
Vox Royalty Corp.	134,055	405	134,055	276
Highlander Silver Corp.	-	-	100,000	33
Total		$1,398		$1,032

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2024	December 31, 2023
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(42)	(408)
Marketable equity securities at fair value	$1,398	$1,032

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of marketable equity securities sold	$-	$-	$-	$-
Realized gain on marketable equity securities sold	-	-	54	-
Proceeds from the sale of marketable equity securities sold	-	-	(54)	-
Net (loss) gain on marketable equity securities	110	(141)	420	(39)
Change in marketable equity securities at fair value	$110	$(141)	$366	$(39)

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) on marketable equity securities	$110	$(141)	$420	$(39)
Realized (gain) on marketable equity securities sold	-	-	(54)	-
Net gain (loss) on marketable equity securities	$110	$(141)	$366	$(39)

During the nine months ended September 30, 2024, Solitario sold 100,000 shares of Highlander Silver Corp. (“Highlander”) common stock for proceeds of $54,000 and recorded a gain on sale of $54,000 on the date of sale. Solitario did not sell any marketable equity securities during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2023, Solitario did not sell any marketable equity securities.

4. Leases

Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year. Solitario has no other material operating lease costs. During the nine months ended September 30, 2023, Solitario entered into an extension of the lease as a new lease for the same facility (both the prior lease and new lease are referred to as the “WR Lease”) and recorded a net increase in the related asset and liability of $87,000. The WR Lease is classified as an operating lease and has a term of 17 months at September 30, 2024, with no renewal option. At September 30, 2024 and December 31, 2023, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right of use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three and nine months ended September 30, 2024, cash lease payments of $11,000 and $33,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2023, cash lease payments of $11,000 and $33,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2024, Solitario recognized $10,000 and $31,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2023, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. Upon the extension of the WR Lease during 2023, the discount rate within the WR Lease was not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability.

The maturities of Solitario’s lease liability for its WR Lease are as follows at September 30, 2024:

Future lease payments (in thousands)

Remaining payments 2024	$11
2025	45
2026	7
Total lease payments	63
Less amount of payments representing interest	(3)
Present value of lease payments	$60

5 Other Assets

The following items comprised other assets:

(in thousands)	September 30,	December 31,
	2024	2023
Furniture and fixtures, net of accumulated depreciation	$74	$83
Office lease asset	56	83
Other assets	4	4
Total other	$134	$170

6. Derivative Instruments

Covered call options

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corporation (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year, and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.  At September 30, 2024, Solitario has recorded a liability related to covered calls outstanding on its holdings of Kinross of $82,000.  During the nine months ended September 30, 2024 and 2023, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $39,000 and $31,000, respectively.  During the three and nine months ended September 30, 2024, Solitario recorded a loss on derivative instruments related to those covered calls of $22,000 and $43,000, respectively.  During the three and nine months ended September 30, 2023, Solitario recorded a gain on derivative instruments related to those covered calls of $7,000 and $30,000, respectively.

7. Fair Value

Solitario accounts for its financial instruments under ASC 820 Fair Value Measurement.  During the nine months ended September 30, 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,398	$-	$-	$6,398
Marketable equity securities	$1,398	$-	$-	$1,398
Liabilities
Kinross call options	$82	$-	$-	$82

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2023:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,436	$-	$-	$8,436
Marketable equity securities	$1,032	$-	$-	$1,032

8. Commitments and Contingencies

Solitario has recorded an asset retirement and reclamation liability obligation of $145,000 related to its Lik and Golden Crest projects. See Note 2, “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of September 30, 2024 of $63,000 through February 2026.

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

At both September 30, 2024 and December 31, 2023, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2024 and 2023, Solitario recorded no deferred tax expense.

10. Employee Stock Compensation Plans

2013 Plan

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2023.  Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock were reserved for awards to directors, officers, employees and consultants.  Awards granted under the 2013 Plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.  From the date of its expiration no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms.  The outstanding awards under the 2013 Plan are detailed below.

As of September 30, 2024 and December 31, 2023, there were granted options outstanding under the 2013 Plan to acquire 3,173,500 and 3,778,500 shares, respectively, of Solitario common stock.  Of these, as of September 30, 2024 and December 31, 2023, there were options that are vested and exercisable to acquire 2,171,000 and 2,563,500, respectively, shares of Solitario common stock, with exercise prices between $0.20 and $0.69 per share.  As of September 30, 2024, the outstanding stock options under the 2013 Plan have an intrinsic value of $718,000 and a weighted average life of 2.09 years.

During the three and nine months ended September 30, 2024, options previously granted under the 2013 Plan for 200,000 and 250,000 shares were exercised with exercise prices between $0.20 per share and $0.28 per share, for proceeds of $40,000 and $54,000, respectively, which had intrinsic values of $132,000 and $144,000, respectively, on the dates of exercise.  During the three and nine months ended September 30, 2023, options for 145,000 and 195,000 shares, respectively, were exercised with exercise prices between $0.28 and $0.31 per share for proceeds of $45,000 and $59,000, respectively, which had intrinsic values of $37,000 and $52,000, respectively, on the date of exercise.

2023 Plan

On June 20, 2023, Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants.  Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units.  The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.  The 2023 Plan has a term of 10 years from the date of its adoption.

As of September 30, 2024 and December 31, 2023, there were options for 2,175,000 and 50,000 shares, respectively, of Solitario common stock outstanding under the 2023 Plan of which there are options that are vested and exercisable to acquire 543,750 and 12,500, shares, respectively, of Solitario common stock with exercise prices between $0.51 and $0.85 per share.  As of September 30, 2024, the outstanding stock options under the 2023 Plan have an intrinsic value of $10,000 and a weighted average life of 4.67 years.

During the nine months ended September 30, 2024, under the 2023 Plan Solitario granted options with a five-year life to purchase an aggregate of 2,125,000 shares of Solitario common stock, with an exercise price of $0.85 per share, a five-year term, which vest 25% on the date of grant and 25% on each anniversary date for the next three years and have a grant date fair value of $1,120,000 based upon a five-year life, volatility of 71.5% and risk-free interest rate of 4.3%.  During the three months ended September 30, 2024 and during the three and nine months ended September 30, 2023, Solitario did not grant any options under the 2023 Plan.

                Stock-based compensation expense

During the three and nine months ended September 30, 2024, Solitario recorded stock-based compensation expense of $125,000 and $540,000, respectively, included in general and administrative expense.  During the three and nine months ended September 30, 2023, Solitario recorded stock-based compensation expense of $58,000 and $184,000, respectively, included in general and administrative expense.  At September 30, 2024, the total unrecognized stock-based compensation expense related to non-vested options was $966,000 and is expected to be recognized over a period of 27 months.

11. Shareholders’ Equity

Shareholders’ Equity for the nine months ended September 30, 2024:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950
Stock-based compensation expense	-	-	59	-	59
Issuance of shares- option exercises	50,000	-	14	-	14
Net loss	-	-	-	(730)	(730)
Balance at March 31, 2024	79,636,358	$796	$82,869	$(58,372)	$25,293
Stock-based compensation expense	-	-	356	-	356
Issuance of shares for cash - ATM	1,802,060	18	1,200	-	1,218
Net loss	-	-	-	(762)	(762)
Balance at June 30, 2024	81,438,418	$814	$84,425	$(59,134)	$26,105
Stock-based compensation expense	-	-	125	-	125
Issuance of shares- option exercises	200,000	2	38	-	40
Net loss	-	-	-	(2,276)	(2,276)
Balance at September 30, 2024	81,638,418	$816	$84,588	$(61,410)	$23,994

Shareholders’ Equity for the nine months ended September 30, 2023:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646
Stock-based compensation expense	-	-	67	-	67
Net loss	-	-	-	(380)	(380)
Balance at March 31, 2023	64,801,373	$648	$74,953	$(54,268)	$21,333
Stock-based compensation expense	-	-	59	-	59
Issuance of shares - option exercises	50,000	1	13	-	14
Net loss	-	-	-	(1,040)	(1,040)
Balance at June 30, 2023	64,851,373	$649	$75,025	$(55,308)	$20,366
Stock-based compensation expense	-	-	58	-	58
Issuance of shares - option exercises	145,000	1	44	-	45
Private placement	4,166,667	42	2,380		2,422
Net loss	-	-	-	(1,292)	(1,292)
Balance at September 30, 2023	69,163,040	$692	$77,507	$(56,600)	$21,599

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

During the nine months ended September 30, 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.  During the three months ended September 30, 2024, and during the three and nine months ended September 30, 2023, Solitario did not sell any shares under the ATM Program.

Private Placement

On July 31, 2023, Solitario entered into a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for the purchase and sale of 4,166,667 shares of Solitario common stock (the “Shares”), at a price of $0.60 per share for net proceeds of $2,422,000 after certain legal and regulatory offering costs of $78,000.  In connection with the sale of the Shares Solitario and Newmont entered into an Investor Rights Agreement, which granted Newmont certain additional rights, including a preemptive right, certain anti-dilution protections and certain other rights related to Solitario’s Golden Crest mineral property assets.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At September 30, 2024, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik Project in Alaska to be our core mineral property assets.  In addition, during 2024 we added the Cat Creek Project in Colorado, which has not been explored to the degree of any of our three core assets, described above.  We are conducting exploration activities in the United States on our own at the Golden Crest and Cat Creek Projects and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project.  We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of September 30, 2024, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik, Florida Canyon, Golden Crest and Cat Creek Projects; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, rising geopolitical tension, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time.  Please see Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

(b) Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

We had a net loss of $2,276,000 or $0.03 per basic and diluted share for the three months ended September 30, 2024 compared to a net loss of $1,292,000 or $0.02 per basic and diluted share for the three months ended September 30, 2023.  As explained in more detail below, the primary reasons for the increase in our net loss in the three months ended September 30, 2024 compared to the net loss during the three months ended September 30, 2023 were (i) an increase in our exploration expense, primarily related to our drilling program at Golden Crest, to $2,067,000 during the three months ended September 30, 2024 compared to exploration expense of $918,000 during the three months ended September 30, 2023; (ii) an increase in our general and administrative expense of $383,000 during the three months ended September 30, 2024 compared to general and administrative expense of $282,000 during the three months ended September 30, 2023; (iii) the recording of a loss on derivative instruments of $22,000 during the three months ended September 30, 2024 compared to a gain on derivative instruments of $7,000 during the three months ended September 30, 2023; and (iv) the recording of an unrealized gain on short-term investments of $14,000 during the three months ended September 30, 2023 with no similar item during the three months ended September 30, 2024.  Partially offsetting these increases in the net loss during the three months ended September 30, 2024 were (i)  an increase in interest and dividend income to $94,000 during the three months ended September 30, 2024 compared to interest and dividend income of $35,000 during the three months ended September 30, 2023; and (ii) the recording of an unrealized gain on marketable equity securities of $110,000 during the three months ended September 30, 2024 compared to an unrealized loss on marketable equity securities of $141,000 during the three months ended September 30, 2023.  Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $2,067,000 during the three months ended September 30, 2024 compared to exploration expense of $918,000 during the three months ended September 30, 2023 primarily as a result of the initiation of a drilling program at our Golden Crest Project, which increased the exploration expense at Golden Crest to $1,957,000 during the three months ended September 30, 2024 compared to exploration expense at Golden Crest of $731,000 during the three months ended September 30, 2023.  We anticipate the drilling to continue during the first part of the fourth quarter of 2024.  In addition, we incurred $19,000 of exploration expenses at our new Cat Creek Project during the three months ended September 30, 2024, with no similar exploration expense during the three months ended September 30, 2023.  As a result of the increase in our focus on the Golden Crest Project during 2024, the remaining projects showed a decrease in exploration expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, with (i) exploration expense of $81,000 during the three months ended September 30, 2024 at our Lik Project in Alaska compared to exploration expense of $139,000 at the Lik Project during the three months ended September 30, 2023; and (ii) a decrease in our reconnaissance exploration expenditures decreased to $10,000 during the three months ended September 30, 2024 compared to $48,000 of reconnaissance exploration during the three months ended September 30, 2023.

We anticipate completing the drilling program at Golden Crest during the fourth quarter of 2024 and expect a significant increase in exploration expense for the full year of 2024 compared to the full-year exploration expense of 2023.  During the three and nine months ended September 30, 2024 we had four contract geologists working at our Golden Crest Project, as well as several part-time employees who assisted our contract geologists in monitoring the drilling project as well as collecting, organizing and testing soil and rock samples at Golden Crest.  In addition, certain of our Denver-based personnel spent a portion of their time on the Golden Crest Project and reconnaissance exploration activities described above and related matters.  We have budgeted approximately $3,900,000 for the full-year exploration expenditure for 2024, which includes approximately $1,700,000 for drilling at the Golden Crest Project.  We expect our full-year exploration expenditures for 2024 to exceed our exploration expenditures for 2023.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2024	2023	2024	2023
Golden Crest	$1,957	$731	$2,742	$1,458
Lik	81	139	105	172
Cat Creek	19	-	32	-
Reconnaissance	10	48	29	118
Total exploration expense	$2,067	$918	$2,908	$1,748

General and administrative costs, excluding stock option compensation costs, discussed below, were $258,000 during the three months ended September 30, 2024 compared to $224,000 during the three months ended September 30, 2023.  The major components of our general and administrative costs were (i) salaries and benefit expense of $79,000 during the three months ended September 30, 2024 compared to salary and benefit costs of $108,000 during the three months ended September 30, 2023 as a result of a reduction in administrative staff costs; (ii) legal and accounting expenditures of $50,000 in the three months ended September 30, 2024 compared to $47,000 in the three months ended September 30, 2023; (iii) office rent and expenses of $34,000 during the three months ended September 30, 2024 compared to $35,000 during the three months ended September 30, 2023; and (iv) travel and shareholder relation costs of $95,000 during the three months ended September 30, 2024 compared to $34,000 during the three months ended September 30, 2023.  We anticipate the full-year general and administrative costs will be comparable for 2024 and 2023.

We recorded $125,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2024 compared to $58,000 of stock option compensation expense during the three months ended September 30, 2023.  These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended September 30, 2024 and 2023.  The primary reason for the increase in stock option compensation expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was as a result of the grant of an aggregate of 2,125,000 options in the second quarter of 2024, which included amortization of three months, out of the thirty-six-month amortization period of the total grant date fair value of $1,120,000.  The remaining expense related to the amortization of grant date fair values of outstanding unvested options for the three months ended September 30, 2024 and 2023 was comparable.  See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized gain on marketable equity securities of $110,000 during the three months ended September 30, 2024 compared to an unrealized loss on marketable equity securities of $141,000 during the three months ended September 30, 2023.  The non-cash unrealized gain during the three months ended September 30, 2024 was primarily related to (i) an increase in the fair value of our 100,000 shares of Kinross common stock to $936,000 at September 30, 2024 from a fair value of $832,000 at June 30, 2024 or an increase of $104,000, based on quoted market prices; and (ii) an increase in the fair value of our 134,055 shares of Vox Royalty Corp. (“Vox”) common stock to $405,000 at September 30, 2024 from a fair value of $371,000 at June 30, 2024 or an increase of $34,000 based on quoted market prices.  These increases were partially offset by a decrease in the fair value of our 7,750,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock to $57,000 at September 30, 2024 compared to a fair value of $85,000 at June 30, 2024 or a decrease of $28,000 based on quoted market prices.  The non-cash unrealized loss during the three months ended September 30, 2023 was primarily related to (i) a decrease in the fair value of our 7,750,000 shares of Vendetta common stock, which decreased to a fair value of $172,000 at September 30, 2023 from a fair value of $234,000 at June 30, 2023 or a decrease of $62,000 based on quoted market prices; (ii) a decrease in the fair value of our 134,055 shares of Vox common stock to $271,000 at September 30, 2023 compared to a fair value of $324,000 at June 30, 2023 or a decrease of $54,000 based on quoted market prices and (iii) a decrease in the fair value of our holdings of 100,000 shares of Kinross common stock to $456,000 at September 30, 2023 compared to a fair value of $477,000 at June 30, 2023 or a decrease of $21,000 based on quoted market prices.

We recorded interest and dividend income of $94,000 during the three months ended September 30, 2024 compared to interest income of $35,000 during the three months ended September 30, 2023.  This increase was primarily due to an increase in our funds held in our money market account during the three months ended September 30, 2024 compared to the funds held in our money market account during the three months ended September 30, 2023.  Our dividend income in the three and nine months ended September 30, 2024 of $3,000 and $12,000 was comparable to the same periods of 2023.  We anticipate interest income will decrease during the remainder of 2024 from the amounts recorded through the nine months ended September 30, 2024 as we expect to utilize the funds in the money market account to fund our exploration and general and administrative expenditures.

We recorded a non-cash unrealized gain on our short-term investments of $14,000 during the three months ended September 30, 2023 primarily due to the maturing of our USTS, which are marked-to-market and a reversal of prior reductions in the quoted fair value of our existing USTS that were purchased at lower yield-to-maturities than current market values, as the USTS matured and approached face value.  We held no USTS during the three months ended September 30, 2024 and accordingly there were no similar changes in the marked-to-market values during the three months ended September 30, 2024.  These changes in interest rates are a result of many factors that are not related to our business and do not affect the yield-to-maturity quoted for our investments in USTS at the time we acquire these short-term investments, to the extent we hold the investments to maturity.

During the three months ended September 30, 2024, we recorded a non-cash loss on derivative instruments of $22,000 related to certain Kinross calls that expire in November 2024, which we held during the three months ended September 30, 2024, compared to a gain on derivative instruments of $7,000 during the three months ended September 30, 2023 related to our holdings of Kinross calls, which expired unexercised in August 2023.  See Note 6, “Derivative Instruments,” above for a discussion of our Kinross calls.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During the three and nine months ended September 30, 2024 and 2023, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and nine months ended September 30, 2024 or 2023 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2024.  In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru.  We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

We had a net loss of $3,768,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2024 compared to a net loss of $2,712,000 or $0.04 per basic and diluted share for the nine months ended September 30, 2023.  As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $2,908,000 during the nine months ended September 30, 2024 compared to exploration expense of $1,748,000 during the nine months ended September 30, 2023; (ii) an increase in general and administrative expense to $1,511,000 during the nine months ended September 30, 2024 compared to general and administrative expense of $1,073,000 during the nine months ended September 30, 2023; and (iii) the recording of a loss on derivative instruments of $43,000 during the nine months ended September 30, 2024 compared to a gain on derivative instruments of $30,000 during the nine months ended September 30, 2023.   Partially offsetting these increases in the net loss during the nine months ended September 30, 2024 compared to the net loss during the nine months ended September 30, 2023 were (i) a realized gain of $54,000 on the sale of marketable equity securities during the nine months ended September 30, 2024, with no comparable sales of marketable equity securities during the nine months ended September 30, 2023; (ii) an unrealized gain of $366,000 on marketable equity securities during the nine months ended September 30, 2024 compared to an unrealized loss on marketable equity securities of $39,000 during the nine months ended September 30, 2023; (iii) the recording of an unrealized gain on short-term investments of $49,000 during the nine months ended September 30, 2023, with no similar item during the nine months ended September 30, 2024; and (iv) an increase in interest and dividend income to $295,000 during the nine months ended September 30, 2024 compared to interest income of $88,000 during the nine months ended September 30, 2023. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $2,908,000 during the nine months ended September 30, 2024 compared to $1,748,000 during the nine months ended September 30, 2023.  The primary reasons for the increase were (i) the exploration expenditures at our Golden Crest Project increased to $2,742,000 during the nine months ended September 30, 2024 compared to $1,458,000 during the nine months ended September 30, 2023, primarily as a result of the drilling program discussed above; and (ii) we initiated exploration activities at our new Cat Creek Project in Colorado with $32,000 in exploration expenditures during the nine months ended September 30, 2024, with no similar expenditures during the nine months ended September 30, 2023.  Partially offsetting these increases in exploration expenditures were (i) a reduction in the expenditures at our Lik Project in Alaska to $105,000 during the nine months ended September 30, 2024 compared to exploration expenditures of $172,000 during the nine months ended September 30, 2023 and (ii) a reduction in reconnaissance exploration expenditures to $29,000 during the nine months ended September 30, 2024 compared to reconnaissance exploration expenditures of $118,000 during the nine months ended September 30, 2023.  We anticipate continued exploration expenditures at our Golden Crest Project through the middle of the fourth quarter of 2024 from the on-going drilling program as discussed above.

General and administrative costs, excluding stock-based compensation expense discussed below, were $971,000 during the nine months ended September 30, 2024 compared to $889,000 during the nine months ended September 30, 2023.  The major components of the costs were (i) salary and benefit expense during the nine months ended September 30, 2024 of $292,000 compared to salary and benefit expense of $371,000 during the nine months ended September 30, 2023 as a result of salary reductions during 2024; (ii) legal and accounting expenditures of $180,000 during the nine months ended September 30, 2024, compared to $193,000 during the nine months ended September 30, 2023; (iii) office and other costs of $104,000 during the nine months ended September 30, 2024 compared to $108,000 during the nine months ended September 30, 2023; and (iv) travel and shareholder relation costs of $395,000 during the nine months ended September 30, 2024 compared to $217,000 during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024 and 2023, Solitario recorded $540,000 and $184,000, respectively, of stock-based compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital.  The increase during the nine months ended September 30, 2024 was primarily related to the grant of options for 2,125,000 shares of our common stock during the nine months ended September 30, 2024, which resulted in the increased amortization of grant date fair value including the amortization of $280,000 for 25% of the grant date fair value on the date of grant during the nine months ended September 30, 2024, with no similar grant during the nine months ended September 30, 2023.

We recorded an unrealized gain on marketable equity securities of $366,000 during the nine months ended September 30, 2024 compared to an unrealized loss on marketable equity securities of $39,000 during the nine months ended September 30, 2023. The non-cash unrealized gain during the nine months ended September 30, 2024 was primarily related to (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at September 30, 2024 to $936,000 compared to a fair value of $605,000 at December 31, 2023, or an increase of $331,000 based on quoted market prices; (ii) an increase in the fair value of our holdings of 134,055 shares of Vox common stock to $405,000 at September 30, 2024 compared to a fair value of $276,000 at December 31, 2023, or an increase of $129,000 based on quoted market prices; and (iii) an increase of $22,000 in the fair value of our holdings of 100,000 shares of Highlander common stock from the fair value at December 31, 2023  to the date of the sale of our holdings.  These unrealized increases in the value of our marketable equity securities were partially offset by (i) a decrease in the value of our holdings of Vendetta common stock to $57,000 at September 30, 2024 compared to a fair value of $118,000 at December 31, 2023 or a decrease of $61,000 based on quoted market prices; and (ii) the transfer of $54,000 of unrealized gain to realized gain on the sale of our 100,000 shares of Highlander common shares upon the sale of those shares during the nine months ended September 30, 2024.  The non-cash unrealized loss during the nine months ended September 30, 2023 was primarily related to (i) a decrease in the fair value of our holdings of 7,750,000 shares of Vendetta common stock to $172,000 at September 30, 2023 compared to a fair value of $229,000 at December 31, 2022, based on quoted market prices; and (ii) a decrease in the fair value of our holdings of 134,055 shares of Vox to $271,000 at September 30, 2023 compared to a fair value of $311,000 at December 31, 2022. based on quoted market prices.  Partially offsetting these decreases in value during the nine months ended September 30, 2023 was (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at September 30, 2023 to $456,000 compared to a fair value of $409,000 at December 31, 2022, based on quoted market prices; and (ii) an increase in the fair value of our holdings of Highlander common stock to $11,000 at September 30, 2023.

We recorded interest and dividend income of $295,000 during the nine months ended September 30, 2024 compared to interest and dividend income of $88,000 during the nine months ended September 30, 2023.  The increase in interest income was primarily related to an increase in our average outstanding balance of money market holdings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as well as an increase in the average interest rate and income earned on our money market account during the nine months ended September 30, 2024 compared to the average interest rate and income earned during the nine months ended September 30, 2023.  We anticipate our interest income will decrease during the remainder of 2024 compared to the first nine months of 2024 as a result of the use of our short-term investments and our cash balances primarily for ordinary overhead, operational costs, and the drilling and exploration activities, discussed above.  See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

We recorded a non-cash unrealized gain on our short-term investments of $49,000 during the nine months ended September 30, 2023 primarily due to certain of our USTS increasing in value as they approached maturity, which were previously recorded at a mark-to-market amount that was below their face value as a result of then-current interest rates being higher than the yield-to-maturity rates of our USTS at the time the USTS were acquired.  We did not hold significant investments of USTS during 2024 and did not have a non-cash unrealized gain or loss during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, we sold 100,000 shares of our holdings of Highlander common stock for proceeds of $54,000 and recorded a gain on sale of marketable equity securities of $54,000.  We did not sell any marketable equity securities during the nine months ended September 30, 2023.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements for a discussion of the sale of marketable equity securities.

During the nine months ended September 30, 2024, we recorded a non-cash loss on derivative instruments of $43,000 related to certain Kinross calls we sold during the nine months ended September 30, 2024 as a result of the increase in the underlying value of our holdings of Kinross common stock, discussed above.  These calls have a strike price of $9.00 per share and expire in November 2024.  During the nine months ended September 30, 2023, we recorded a non-cash gain on derivative instruments of $30,000 related to certain Kinross calls we sold during the nine months ended September 30, 2023.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2024, we have $6,484,000 in cash and short-term investments.  The bulk of this, $6,398,000, is held in a money market account at a brokerage firm.  We anticipate we will continue to invest our cash and short-term investments in the money market account for that portion not used for exploration and drilling expenditures, and other operating costs during the remainder of 2024.  We intend to utilize a portion of our cash and short-term investments to fund our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities.  At September 30, 2024 we own 7,750,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock, and 134,055 shares of Vox common stock.  At September 30, 2024, the Vendetta shares are recorded at their fair value of $57,000, the Kinross shares are recorded at their fair value of $936,000; and the Vox shares are recorded at their fair value of $405,000.  We sold all of our holdings of Highlander common stock during the nine months ended September 30, 2024 for proceeds of $54,000, as discussed above.  We did not sell any of our marketable equity securities during the nine months ended September 30, 2023.  See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements.  We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2024 depending on cash needs and market conditions.

Working Capital

We had working capital of $7,222,000 at September 30, 2024 compared to working capital of $9,309,000 as of December 31, 2023.  Our working capital at September 30, 2024 consists primarily of our cash and short-term investments, discussed above, our investment in marketable equity securities of $1,398,000, and other current assets of $102,000, less our accounts payable of $638,000 and other current liabilities of $124,000.  As of September 30, 2024, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

2013 Plan

As of September 30, 2024 and December 31, 2023, there were options outstanding to acquire 3,173,500 and 3,778,500 shares of our common stock under the 2013 Plan.  The outstanding options have exercise prices between $0.69 per share and $0.20 per share.  During the nine months ended September 30, 2024, options for 250,000 shares were exercised with exercise prices between $0.20 and $0.28 per share for proceeds of $54,000.  During the nine months ended September 30, 2023, options for 195,000 shares were exercised with exercise prices between $0.28 and $0.31 per share for proceeds of $59,000.

2023 Plan

As of September 30, 2024 and December 31, 2023, there were options outstanding to acquire 2,175,000 and 50,000 shares of our common stock under the 2023 Plan.  The outstanding options at September 30, 2024 have exercise prices between $0.85 per share and $0.51 per share.  No options were exercised under the 2023 Plan during the nine months ended September 30, 2024 or 2023.

We do not anticipate the exercise of options to be a significant source of cash flow during the remainder of 2024.

At the Market Offering Agreement

On February 2, 2021, we entered into the ATM Agreement with Wainwright, under which we may, from time to time, issue and sell shares of our common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million.  During the nine months ended September 30, 2024, we sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.  There were no sales of shares of common stock under the ATM Program during the nine months ended September 30, 2023. We may sell additional shares under the ATM Program during the remainder of 2024 if market conditions warrant such sales.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2024 increased to $3,350,000 compared to $2,684,000 of net cash used in operations for the nine months ended September 30, 2023 primarily as a result of (i) an increase in exploration expense to $2,908,000 during the nine months ended September 30, 2024 compared to exploration expense of $1,748,000 during the nine months ended September 30, 2023; (ii) an increase in our general and administration expense, excluding non-cash stock based compensation expense, of $971,000 during the nine months ended September 30, 2024 compared to the general and administrative expense, excluding the non-cash stock-based compensation expense, of $889,000 during the nine months ended September 30, 2023; and (iii) a smaller net increase in accounts payable and other current liabilities of $12,000 during the nine months ended September 30, 2024 compared to an increase in accounts payable and other current liabilities of $34,000 during the nine months ended September 30, 2023.   Partially offsetting these increases in the use of cash in operations were (i) interest and dividend income of $295,000 during the nine months ended September 30, 2024 compared to interest and dividend income of $88,000 during the nine months ended September 30, 2023; and (ii) a decrease in prepaid expense and other current assets of $171,000 during nine months ended September 30, 2024 compared an increase in prepaid expense and other current assets of $199,000 during the nine months ended September 30, 2023.  Based upon projected expenditures in our 2024 budget, we anticipate continued use of funds from operations through the remainder of 2024, primarily for drilling expenditures and other exploration related to our Golden Crest and Lik Projects.  See “Results of Operations” discussed above for further explanation of some of these variances.

During the nine months ended September 30, 2024, we provided $2,038,000 of cash from the sale of short-term investments compared to $36,000 of cash from the sales of short-term investments during the nine months ended September 30, 2023.  During the nine months ended September 30, 2024, we purchased a certificate of deposit for $100,000 that is restricted for reclamation in the event of any un-reclaimed areas of our planned drilling at Golden Crest.  This certificate of deposit is shown separately on our balance sheet as restricted cash at September 30, 2024.  There was no similar restricted cash item at December 31, 2023.  During the nine months ended September 30, 2024, we acquired equipment and other assets used in our exploration activities of $12,000 as well as $12,000 of equipment acquired during the nine months ended September 30, 2023.  We received cash proceeds of $39,000 from the sale of Kinross calls during the nine months ended September 30, 2024 compared to cash proceeds of $31,000 during the nine months ended September 30, 2023.  During the nine months ended September 30, 2024, we sold marketable equity securities for proceeds of $54,000, with no similar sales during the nine months ended September 30, 2023.  We also used $43,000 of our cash to acquire additional mineral claims, at our Golden Crest Project, and $12,000 for initial acquisition costs of our new Cat Creek Project during the nine months ended September 30, 2024 with no similar mineral property additions during the nine months ended September 30, 2023.  We may sell a portion of our marketable equity securities during the remainder of 2024; however, we do not anticipate the sale of marketable equity securities will be a significant source of cash during the remainder of 2024.  We will continue to liquidate a portion of our short-term investments as needed during the remainder of 2024 to fund our operations and any exploration expenditures related to potential mineral property acquisitions .  Any potential mineral property acquisition or strategic corporate investment during the remainder of 2024, discussed above, could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the nine months ended September 30, 2024, we received net cash of $1,218,000 from the issuance of common stock under the ATM Program, discussed above.  During the nine months ended September 30, 2024 and 2023 we received $54,000 and $59,000, respectively, from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans” to the condensed consolidated financial statements.

During the nine months ended September 30, 2023, we received net proceeds of $2,422,000 as a result of a private placement for the purchase and sale of 4,166,667 shares of Solitario common stock discussed above in Note 11, “Shareholders’ Equity.”

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

(f) Off-balance sheet arrangements

As of September 30, 2024 and December 31, 2023, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2024.  As of September 30, 2024, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2023 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and nine months ended September 30, 2024 and 2023.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated financial statements included in our Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the three and nine months ended September 30, 2024.

(j) Related Party Transactions

As of September 30, 2024, and for the three and nine months ended September 30, 2024, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

See Note 1, “Business and Significant Accounting Policies,” to the unaudited condensed consolidated financial statements under Recent Accounting Pronouncements” above for a discussion of recent accounting pronouncements.

(l) Forward-Looking Statements

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements.   These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Part I, Item 1A of our 2023 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik, Golden Crest and Cat Creek Projects;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;

•	Our estimates of fair value of our investment in shares of Vendetta, Vox and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, interest rate fluctuations, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as epidemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of September 30, 2024, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities effected during the quarter ended September 30, 2024.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

November 4, 2024	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, and 2023; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

