Form 10-K
period 2024-12-31
SOLITARIO RESOURCES CORP.
filed 2025-03-12
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

 (Mark One)

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024

or

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

YES ☐     NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 28, 2024 as reported on NYSE American, was approximately $65,923,000.

There were 81,638,418 shares of common stock, $0.01 par value, outstanding on March 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is expected to be filed by April 30, 2025, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Solitario currently considers its Golden Crest project in South Dakota, its carried interest in the Florida Canyon project in Peru, and its interest in the Lik project in Alaska to be its core mineral property assets.  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner at Florida Canyon, is continuing the furtherance of the Florida Canyon project and Solitario is monitoring the progress at Florida Canyon.  Solitario is working with its 50% joint venture partner, Teck American Inc., a wholly owned subsidiary of Teck Resources Limited (both companies are referred to in this Annual Report as “Teck”), at its Lik project.  During 2024, Solitario began work on a new early-stage project, the Cat Creek project in Colorado.  Solitario is conducting mineral exploration on its Golden Crest project and the Cat Creek project on its own.

As of December 31, 2024, Solitario anticipates using its cash and short-term investments, in part, to further fund the exploration of its Golden Crest, Florida Canyon, Lik and Cat Creek projects and to potentially evaluate and acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets on potentially attractive terms.

Human Capital Management

As of December 31, 2024, Solitario had four full-time employees and three part-time seasonal employees. In addition, we use consultants and contractors with specific skills to assist with exploration activities, administration, due diligence, environmental and regulatory compliance, corporate governance, and asset and operations management.

Our compensation programs are designed to align compensation of our employees with Solitario’s corporate objectives and performance and are designed to provide incentives to attract, retain and motivate our employees and contractors to achieve their highest potential over both the short-term and long-term.

The health and safety of our employees and others is a priority in how we manage and operate our business. Overall oversight of the operations is the responsibility of Solitario’s Chief Executive Officer and the Board of Directors. Officers and employees are required to review Solitario’s Code of Business Conduct and Ethics and acknowledge their understanding of the content and intent to comply on a periodic basis.

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

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, interest rate volatility, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” below in Item 1A of this Annual Report.

Solitario will continue taking proactive steps to monitor and address the impacts of these risks and uncertainties on its operations, financial condition, and liquidity. Such steps may include, for example, modifying the scope of exploration projects to the extent necessary to respond to public-health emergencies; reducing costs and increasing operational efficiency in response to inflationary stress and economic downturn; and performing ongoing evaluations of the potential impacts of market volatility, general economic uncertainty, and rising geopolitical tension on Solitario’s ability to access future traditional funding sources on the same or reasonably similar terms as in past periods.  While Solitario will continue to monitor and address the effects of these risks and uncertainties, the extent to which they ultimately impact Solitario’s business, including its exploration and other activities and the market for its securities, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Corporate Structure

•	Solitario Resources Corp. [Colorado]
■	Golden Crest Project [South Dakota] (100%)
■	Cat Creek Project [Colorado] (100%)
-	Zazu Metals Corporation. [Canada] (100%)
■	Zazu Metals (AK) Corp. [Alaska] (100%)
•	Lik Project (50%)
-	Minera Chambara, S.A. [Peru] (85%)
■ Chambara Project
-	Minera Solitario Peru, S.A. [Peru] (100%)
-	Minera Bongará, S.A. [Peru] (39%)
■ Florida Canyon Project
-	Minera Soloco, S.A. [Peru] (100%)

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

During 2021 Solitario entered into a lease agreement with Golden Crest II, LLC, a Wyoming limited liability company (the “GC Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota.  The GC Claims are part of Solitario’s Golden Crest project.  Terms of the GC Agreement include required scheduled payments by Solitario to the underlying owner of $65,000 (paid upon signing) and an obligation to pay the underlying owner $60,000 at the first anniversary date which was paid in June 2022.  Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments.  In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments that over five years total $340,000, and annual payments of $150,000 thereafter, which will be expensed as paid.  During 2024, Solitario paid the underlying owner a bonus payment of $25,000, per the terms of the lease, because an initial drill hole contained a minimum of at least 10 meters of two (2) grams per tonne of gold.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  In order to maintain the lease in good standing, Solitario has agreed to escalating work commitments, on the GC Claims and a related area of interest around the GC Claims totaling $3,000,000 during the first five years of the lease, with the first second and third-year minimum expenditures totaling $1,200,000 for the period ending December 2024.  Solitario has exceeded the minimum exploration expenditures required through 2024.  The term of the GC Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In addition, Solitario staked additional mineral claims, including some claims included in the area of interest of the GC Claims and claims not related to the GC Claims, as part of the Golden Crest project.  As of December 31, 2024, Solitario has incurred costs for staking, filing fees, legal and other costs totaling $1,078,000 capitalized as initial acquisition costs related to claims on the Golden Crest project.

At December 31, 2024, Solitario also holds an 85% interest in the Chambara exploration project in Peru. Nexa holds the remaining 15% interest.

During 2023 Solitario entered into a lease agreement with Cat Creek LLC, the underlying owner of certain mineral claims in Colorado covering the Cat Creek project (the “Cat Creek Agreement”).  During 2024 Solitario capitalized its initial payments of $12,000 related to the Cat Creek project.  Per the terms of the Cat Creek Agreement, to maintain the lease, Solitario has agreed to pay, at its option, additional annual payments totaling $127,000 through July 2028, of which $12,000 has been paid through December 31, 2024.  In addition, to maintain the lease, Solitario has agreed to escalating work commitments on the Cat Creek claims and the related area of interest around the Cat Creek claims totaling $2,270,000 through December 31, 2029, with additional work commitments totaling $750,000 per year until December 2033. Solitario has exceeded the minimum exploration expenditure required through 2024.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

We conduct exploration and property evaluation activities in Peru and in the United States either on our own using contract geologists, or through joint ventures operated by our partners.

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

We have recorded revenue in the past from the sale of mineral properties and assets, joint venture property payments and the sale of royalties.  Proceeds from the sale or joint venture of properties and royalty sales, although potentially significant when they occur, have not been a consistent source of cash and may only occur in the future, if at all, on an infrequent basis.  Accordingly, while we conduct exploration activities on our projects, we need to maintain and replenish our capital resources.  Historically, we have met our need for capital through (i) the sale of our investments in, and interest on, money market accounts and our short-term treasury notes and bank certificates of deposit (“CDs”); (ii) issuances of common stock; (iii) sales of our shares of common stock of Vendetta Mining Corp. (“Vendetta”), Vox Royalty Corp. (“Vox Royalty”) and Kinross Gold Corporation (“Kinross”); (iv) sales of covered call options on common stock of Kinross we hold; and (v) sale of mineral property interests and assets.  In certain cases, we have reduced our exposure to the costs of our exploration activities through the use of joint ventures.

We operate in one segment: mineral exploration.  We currently conduct, whether directly or through our joint venture partners, exploration activities in Peru, Alaska, Colorado and South Dakota and evaluate properties for potential acquisition and evaluation of strategic corporate opportunities throughout North and South America.  As of March 10, 2025, we had four full-time employees located in the United States and no full-time employees outside of the United States. We utilize contract managers, geologists, administrators and part-time laborers to execute our Latin American and North American project work and acquisition evaluations.

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

Governmental Regulations

Mineral development and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, permitting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  Similarly, if any of our properties are developed and/or mined those activities are also subject to significant governmental regulation and oversight. We are required to obtain licenses, permits and other authorizations in order to maintain our various mineral property rights and interests and to conduct our exploration programs. Our failure to comply with any of these requirements could result in the loss of our ability to conduct exploration or mining activities in a particular location, which could have a material adverse impact on our business.

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We are required to conduct our operations in compliance with applicable laws and regulations.  Changes to current local, state or federal laws and regulations in each jurisdiction in which we conduct our exploration activities could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. We have reviewed and considered current federal legislation relating to climate change and given our current small size and limited activities, we do not believe it to currently have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.  During 2024, we had no material environmental incidents or known non-compliance with any applicable environmental regulations.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2024 and 2023, are total assets of $35,000 and $37,000, respectively, related to Solitario's operations located outside of the United States.

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

The exploration for mineral deposits involves significant financial and other risks over an extended period of time. Few properties that are explored are ultimately developed into producing mines. Major expenditures are required to determine if any of our mineral properties may have the potential to be commercially viable, salable or joint ventured. From time to time, we may acquire a mineral property asset and later determine to abandon that project for various reasons, and as a result costs incurred to acquire the asset, and any costs incurred for initial exploration efforts will be lost. Moreover, significant expenses and risks, including drilling and determining the feasibility of a project, are required prior to the establishment of reserves. It is impossible to ensure that the current or proposed exploration programs on properties in which we have an interest will be commercially viable or that we will be able to sell, joint venture or develop our properties. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as its size and grade, costs and efficiency of the recovery methods that can be employed, proximity to infrastructure, commodity prices, financing costs and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of mineral products and environmental protection.

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

None of our current projects have reported mineral reserves as those terms are used in SEC rules. Any mineral reserves on these projects will only come from extensive additional exploration, engineering and evaluation of existing or future mineral properties. The lack of reserves on these mineral properties could prohibit us from any near-term sale or joint venture of our mineral properties and we would not be able to realize any proceeds and / or profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.

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

Our Florida Canyon and Lik projects have reported mineral resources in accordance with SEC rules. The estimation of mineral resources is imprecise and depends upon subjective factors. The mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, zinc and other precious metal market prices. While the Company believes that its mineral resource estimates are developed using well-established practices and with appropriate controls, mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, zinc and other previous metal market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral resource estimates, discontinue exploration at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our projects that are different from those predicted, we may adjust our mineral resource estimates and alter our exploration or development plans.

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

Our Golden Crest project, which was acquired during 2021, has no reported mineral resources or mineral reserves as defined by SEC rules. We have conducted limited geologic activities at the Golden Crest project consisting primarily of soil and rock sampling, geophysical studies and limited initial drilling of eleven exploration holes. Additional geologic, environmental, and economic work would be required to allow us to report mineral resources at the Golden Crest project, including additional drilling and completion of a preliminary economic study. Furthermore, significant additional work would be required to prepare a feasibility or other study to allow us to report mineral reserves at the Golden Crest project. There can be no assurance that if such work is completed, the results would allow us to report either mineral resources or mineral reserves in the future. The lack of mineral resources or mineral reserves at the Golden Crest project could prohibit us from any near-term sale or joint venture of our interest in the Golden Crest project and we may not be able to realize any proceeds and or profit from our interests in the Golden Crest project, which could materially adversely affect our financial position or results of operations.

Our Cat Creek project is an early-stage exploration project with no mineral resources or mineral reserves as defined by SEC rules. There can be no assurance that additional geologic work will result in reported mineral resources or mineral reserves in the future. If we are unsuccessful in identifying mineral reserves in the future, we may not be able to sell or otherwise realize any profit from our property interests.

Our Cat Creek project, which was acquired during 2023, has no reported mineral resources or mineral reserves as defined by SEC rules. We have conducted limited geologic activities at the Cat Creek project consisting primarily of soil and rock sampling. Additional geologic, environmental, and economic work, including a drilling program would be required to allow us to report mineral resources at the Cat Creek Crest project, including completion of a preliminary economic study. Furthermore, significant additional work would be required to prepare a feasibility or other study to allow us to report mineral reserves at the Golden Crest project. There can be no assurance that if such work is completed, the results would allow us to report either mineral resources or mineral reserves in the future. The lack of mineral resources or mineral reserves at the Cat Creek project could prohibit us from any near-term sale or joint venture of our interest in the Cat Creek project and we may not be able to realize any proceeds and or profit from our interests in the Cat Creek project, which could materially adversely affect our financial position or results of operations.

Our business is dependent on the market price of certain commodities, particularly gold and zinc, and currency exchange rates over which we have no control.

Our operations and the value of our mineral properties are significantly affected by changes in the market price of commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of the commodities related to any specific project. Because our core assets are currently in zinc and gold related projects, as well as potentially molybdenum at the Cat Creek project, the spot price of these commodities is particularly important to the value of our assets and future prospects.  The price of commodities also affects the value of exploration projects we own or may wish to acquire or joint venture. These commodity prices fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Currency exchange rates relative to the United States dollar can affect the cost of doing business in a foreign country in United States dollar terms, which is our functional currency. Consequently, the cost of conducting exploration in the countries where we operate, accounted for in United States dollars, can fluctuate based upon changes in currency exchange rates and may be higher than we anticipate in terms of United States dollars because of a decrease in the relative strength of the United States dollar to currencies of the countries where we operate. We currently do not hedge against currency or commodity fluctuations. The prices of commodities as well as currency exchange rates have fluctuated widely and future significant price declines in commodities or changes in currency exchange rates could have a material adverse effect on our financial position or results of operations.

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

Our mineral properties located in Peru consist primarily of mineral concessions granted by national governmental agencies and are held 100% by us or in conjunction with our joint venture partners, or under lease, option or purchase agreements. Currently a portion of our mineral properties are located in Peru and we have previously held mineral properties and royalties on non-producing exploration properties in Peru, Mexico, Argentina, Bolivia and Brazil.  Our current exploration activities and mineral properties located outside of the United States are subject to the laws of Peru (and any other countries in which we may conduct business). Exploration and potential development activities in other countries where we may conduct exploration are potentially subject to political and economic risks, including:

•	cancellation or renegotiation of contracts;
•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);
•	changes in foreign laws or regulations;
•	tariffs, duties, and trade restrictions that could impact the cost, feasibility, or profitability of our mineral exploration and development activities;
•	changes in tax laws;
•	royalty and tax increases or claims by governmental entities, including retroactive claims;
•	expropriation or nationalization of property;
•	currency fluctuations (particularly related to a change in the U.S. dollar compared to local currencies);
•	foreign exchange controls;
•	restrictions on the ability for us to hold U.S. dollars or other foreign currencies in offshore bank accounts;
•	import and export regulations;
•	environmental controls;
•	risks of loss due to community opposition to our activities, civil strife, acts of war, guerrilla activities, insurrection and terrorism; and
•	other risks arising out of foreign sovereignty over the areas in which our exploration activities are conducted.

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

Our exploration operations, including any exploration drilling programs and other exploration activities, require permits from various state and federal governments, including permits for the use of water and for drilling exploration holes. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us with sufficient resources to explore or develop our properties in any way. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition, cash flows and market price of our securities.

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

A number of governments, including the United States, have at various times introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency  have, over time, become more stringent. If the current regulatory trend generally continues, this may result in increased costs at some or all of our project locations. In addition, the physical risks of climate change may also have an adverse effect on our operations and properties.   Some of the countries in which we own or have owned mineral property assets have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions.

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

We are dependent on the services of key executives, including our Chief Executive Officer, Christopher E. Herald and our Chief Financial Officer, James R. Maronick.  These officers have many years of experience and an extensive background with Solitario and in the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have "Key-Man" life insurance policies on any of our key executives. The loss of these persons or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations and financial condition.

Our business model relies significantly on other companies to joint venture our projects and we anticipate continuing this practice in the future. Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners.

The success of projects held under joint ventures that are not operated by us are substantially dependent on the joint venture partner, over which we have limited or no control.  Our Florida Canyon project and our Lik project are joint-ventured with other mining companies that manage the exploration activities on the projects.  We are the minority-interest party at Florida Canyon and a 50% partner at the Lik project.  Although our joint venture agreements provide certain voting rights and other minority-interest safeguards, the majority partner and/or operator not only manages operations, but controls most decisions, including budgets and scope and pace of exploration and other activities.  Consequently, we are highly dependent on the operational expertise and financial condition of our joint venture partners, as well as their corporate priorities.  For instance, even though our joint venture property may be highly prospective for exploration success, or economically viable based on future feasibility and/or other studies, our partner may decide not to fund the further exploration or development of our project based on their respective financial condition or other corporate priorities.  Therefore, our results are subject to the additional risks associated with the financial condition, operational expertise and corporate priorities of our joint venture partners, which could have a material adverse effect on our financial position or results of operations.  Our Lik project requires unanimous consent by the joint venture partners for annual budgets in excess of $1.0 million.  Consequently, exploration of the Lik project could be delayed without the unanimous consent of both parties to certain proposed actions or transactions.

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

We have evaluated a wide variety of acquisition opportunities involving mineral properties and companies for acquisition and we anticipate, from time to time, evaluating potential acquisition opportunities in the future. Some of these opportunities may require a substantial amount of capital or the issuance of our capital stock to successfully acquire. As many of these opportunities do not have reliable feasibility-level studies, we may have to rely on our own estimates for investment analysis. Such estimates, by their very nature, contain substantial uncertainty. In addition, economic assumptions, such as future costs and commodity prices, also contain significant uncertainty. Consequently, if we are successful in acquiring any new opportunities and our estimates prove to be in error, either through miscalculations or changing market conditions, this could have a material adverse effect on our financial position or results of operations.

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

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or the ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE American and the TSX during 2024 was approximately 103,000 shares. The market price of our shares of common stock has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in the price of gold, zinc or other commodity prices, negative news on our projects, negative investment sentiment for mining and commodity equities and general economic trends.

We have a history of losses and if we do not operate profitably in the future it could have a material adverse effect on our financial position or results of operations and the trading price of our common stock would likely decline.

We have reported losses in 28 of our 31 years of operations. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only three years in our history; (i) during 2015, as a result of the sale of our former Mt. Hamilton project; (ii) during 2003, as a result of a $5,438,000 gain on a derivative instrument related to our investment in certain Crown warrants and (iii) during 2000, when we sold our former Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues or cash flows from our operations or assets. If we do not operate profitably or identify and execute on outside sources of funding, we may be unable to fund our current or contemplated exploration activities, acquire new assets, or otherwise further our business plan.

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

Our business could be adversely impacted by the effects of epidemics or pandemics. How these epidemics or pandemics may ultimately impact our business, including our future exploration and other activities and the market for our securities, will depend on future developments, which are highly uncertain and cannot be predicted, and include the duration, severity, and any recurrence of various strains of an outbreak and the actions taken to contain or treat the outbreak. In particular travel and other restrictions established to curb the spread of pandemic diseases could materially and adversely impact our business including without limitation, planned exploration programs at our Florida Canyon, Lik, Golden Crest and Cat Creek projects during 2025 and beyond, employee health, workforce productivity, increased insurance premiums, limitations on travel, labor shortages and the availability of industry experts and personnel, the timing to process drilling and other metallurgical testing, supply chain constraints that impede exploration operations, and other factors that will depend on future developments beyond our control, which may have a material and adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will not be impacted by pandemic diseases and that we could ultimately see our workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks.  The outbreak of pandemic diseases could create a widespread global health crisis that contributes to volatility in the economy and financial markets that could have an adverse effect on the future demand for precious and base metals and, in turn, our prospects.

A significant portion of our liquid assets consist of money market funds and cash held in brokerage accounts.  The failure of the financial institutions that issued or hold these financial instruments or our cash could have a material adverse impact on the market price of our common stock and our liquidity and capital resources.

At December 31, 2024, we have $4,523,000 in money market funds held in a brokerage account and we have approximately $44,000 of our cash in uninsured deposit accounts and brokerage accounts which are not covered by Federal Deposit Insurance Company insurance.  The failure of a financial institution holding these funds and assets could have a material impact on the market price of our common stock and our liquidity and capital resources.

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

While we take cybersecurity seriously, we mitigate the common cybersecurity risks that many companies face by greatly limiting the accessibility of and our reliance on our cyber profile and web-based activities.  Of our seven employees (four full-time, three part-time), a total of three employees plus one third-party information-technology consultant (our “IT Consultant”) that we contract with have access to our cyber system.  No vendors or customers have access to our system, which to some extent minimizes the risk of unauthorized access.  No part of our business entails third-party members of the public accessing our accounts, making purchases, or ordering products or services, which also potentially reduces our risks of cyber-attack and minimizes the potential consequences if such an attack were to occur.  In addition, although we do have a website, it is maintained offsite and is not connected to our file server, which is maintained separately in our office rather than being connected to the internet or linked to any third-party cloud storage system.

               Despite our belief that we have a relatively low-risk cybersecurity profile and the minimal threat of cybersecurity incidents that we face, we contract with one IT Consultant to assist us in identifying any potential cybersecurity risks and in implementing and maintaining effective measures to reduce our cybersecurity risks.  Our IT Consultant helps ensure that our system is updated with the latest cybersecurity patches and configurations and monitors our system and accounts for suspicious activity.

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

We did not identify any cybersecurity incidents during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect Solitario’s business strategy, results of operations, or financial condition.

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

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Annual Report on Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including our former Chief Operating Officer, Walter Hunt.  For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Annual Report on Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are incorporated by reference into, this Annual Report on Form 10-K.

Golden Crest Project (United States)

1. Property Description and Location

(map of Golden Crest project)

The Golden Crest project is in the northern Black Hills of western South Dakota in Lawrence County. A map of the project location is shown above.  The Golden Crest project is comprised of 1,825 unpatented lode claims, with an associated area of approximately 36,500 acres.  Two hundred forty-one of the claims are leased from Golden Crest II, LLC , a Wyoming limited liability company (“GC LLC”) and 27 unpatented claims (“Easter Claims”) are leased from the Easter Project, LLC, a Wyoming limited liability company.  All the remaining claims are owned by Solitario and were staked throughout 2021-2024.

Solitario acquired its lease interest in the GC Claims in May 2021 by entering into the GC Agreement with GC LLC.  Terms of the GC Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date.  To continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over a five-year period that total $340,000 and annual payments of $150,000 thereafter.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  Solitario has agreed to perform escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 in work expenditures during the first five years of the lease. Solitario has fulfilled its $2,000,000 work commitment for the first four years. On March 30, 2022, Amendment 1 to the GC Agreement was signed that provided all work commitment periods will be on a calendar-year basis.  The term of the GC Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner will retain a 2.0% Net Smelter Return royalty.  Solitario has the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the underlying owner $1,000,000.  GC LLC reserves a three-mile area of interest to its original claim position and the terms of the GC Agreement applies to this area of interest.

In February of 2022, Solitario entered into a lease agreement (the “Easter Agreement”) whereby Solitario acquired exclusive exploration rights to the Easter Claims in the Black Hills region of South Dakota.  The Easter Claims are part of Solitario’s Golden Crest project.  Terms of the Easter Agreement include $10,000 paid upon signing, scheduled annual payments to the underlying owner totaling $180,000 through the tenth anniversary, and $30,000 per year thereafter.  On March 30, 2023, Amendment 1 to the Easter Agreement was signed reducing all future work commitments on the Easter Claims to 1,000 feet of drilling, upon approval of drilling permits.  Solitario drilled 1,667 feet on the Easter Claims in 2024, completing its work commitment.  All other terms of the Easter Agreement are substantially the same as the Golden Crest Agreement, except there is no area of interest.

Federal maintenance fees and county registration due in 2025 will be approximately $385,000 for all Golden Crest claims currently held by Solitario.

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

The Golden Crest project is in forested highlands with subdued relief separated by steep-sided canyons. Elevations in the immediate area range from approximately 1,500 meters to 2,000 meters. Spearfish Creek, a stream with a perennial flow, is situated on the eastern-side of the property while most other creeks on the property are generally dry in the summer months. Vegetation consists of mixed forest composed of deciduous hardwoods and conifers with sporadic meadows and locally dense underbrush.  Stands of timber of commercial value cover the property at higher elevations and are managed by the USFS.  Logging activities have been widespread on large portions of the property in the past five to twenty years and are ongoing.

Climate at the Golden Crest project area is temperate, characterized by hot summers, cold winters and pronounced seasonal variation in precipitation and temperatures. Average annual temperature, as measured at the Spearfish weather station, is 55°F with seasonal variation averages highs of 32°F and 80°F in winter and summer respectively. The average amount of annual rainfall is approximately 26 inches along with 44 inches of snowfall (as measured at the Spearfish recording station). Average precipitation is greater at the higher elevations of the property itself. The mineral exploration season is generally from early-May to late-November.

The closest population center is Spearfish, South Dakota (population 11,500), which represents the largest city in Lawrence County (population: 25,800). Spearfish is located along Interstate Highway 90, linking Rapid City, South Dakota to Gillette, Wyoming. Spearfish supports light industry, ranching and tourism and hosts a small university, Black Hills State University. The nearest towns to the project area are Lead (population 3,000) and the nearby town of Deadwood (population 1,500), which is the county seat of Lawrence County and a major tourism and gaming center for the area.  Mining-related employment continues to be an important segment of Lawrence County’s economy.  The closest regional airport servicing the area is at Rapid City, situated approximately 80 km southeast along Interstate Highway 90.  All major commercial and industrial services are available in Rapid City. Other mining services are available in Lead, South Dakota due to the legacy of the Homestake Mining Company (“Homestake”) operations and the currently producing Wharf mine operated by Coeur Mining.  Solitario maintains an office in Spearfish, South Dakota.

3. History

The state of South Dakota ranks third among US states for historic gold production, totaling approximately 51 million ounces produced through 2020, most of which came from the world class Homestake Mine in Lead. The first documented gold discovery in the Black Hills was made by prospectors attached to the Custer Expedition of 1874, who discovered placer gold in gravel bars along French Creek near the present site of Custer, South Dakota.  The first known lode claims in the Black Hills were located in the spring of 1876 at the head of Gold Run and Deadwood Gulches.  Beginning in the 1890’s, hundreds of mines and mining companies sprang to life in the northern Black Hills, clustered within a relatively small area measuring 20 km long by 16 km wide, and centered around the cities of Lead and Deadwood. Collectively this area, known as the Lead Gold District, is one of the richest gold districts in the world. Gold mining has occurred continuously in the district for 149 years, a record unmatched by any other US gold mining district.

Despite the importance of the Lead Gold District among American mining camps, during the last 149 years very little regional exploration has been conducted on the property which comprises the Golden Crest project.  Although the Golden Crest project is adjacent to the Lead Gold District, the lack of regional exploration is apparently due to the widespread cover of the gold bearing Precambrian rocks by younger sedimentary formations. The Golden Crest project is within several kilometers of district mines with significant historical production, yet only a handful of prospect pits occur on the property.  It is also thought that the subdued topography, soil cover and absence of outcrops of the distinctive Precambrian rocks that host the ore in the main Lead Gold District resulted in the project area being largely overlooked for such a long time. There is no prior documented work on the property with the exception of three exploration core holes drilled by Homestake in 1993-1994, a small cluster of small prospect pits and a very limited stream sediment survey.

GC LLC staked the 241 GC Claims in 2021.  Solitario acquired these claims in May of 2021.  Prior to Solitario’s acquisition of the GC Claims, GC LLC completed a minimal amount of work comprised mainly of rock sampling throughout the leased area.  GC LLC discovered gold bearing rocks, mainly along recently disturbed logging roads, in the area where Homestake collected and documented gold anomalies in dry stream sediments.  The Easter Claims property, previously known as the 11th Hour Mine, had a longer history with minor production in the early 1900’s where by 1906 nearly 4000 feet of underground workings had been developed. However, an attempt to mill the mined ore was a technological failure and no further work was known to have been completed after 1909.

4. Geological Setting

Geologically, the Black Hills consists of Archean and Proterozoic crystalline rocks that are overlain by Paleozoic rocks ranging in age from Cambrian to Pennsylvanian.  Precambrian rocks in the Lead window consist primarily of Precambrian metasedimentary rocks and minor extrusive metabasalts and intrusive gabbros.  The Paleozoic sequence of marine sedimentary rocks (mainly carbonates and calcareous sediments) contains five formations, dominated by the Cambro-Ordovician Deadwood Formation at its base and the Mississippian-aged Pahasapa Group (regionally known as the Madison Group) at its top. Thin stratigraphic units including the Ordovician Winnipeg and Whitewood Formations and Devonian Englewood Formation are present. The Deadwood Formation is the most important Paleozoic host for Tertiary replacement gold mineralization and paleoplacer gold deposits in the historic district. The Mississippian Pahasapa Group contains three recognizable members that correlate to the Lodgepole Limestone, Mission Canyon Limestone and Charles Formation of the regional Madison Group. This carbonate package contains several evaporite horizons that can be well-mineralized on the Golden Crest property. The Pahasapa Group is overlain in stratigraphic unconformity by the Minnelusa Formation, a package of Pennsylvanian-aged shallow marine and continental red beds and evaporite successions up to 180 meters thick. The upper Pahasapa was strongly karsted in the Black Hills prior to deposition of the Minnelusa, producing the world’s largest known paleo-cave systems.

This karsted carbonate package is an important lithologic host for alteration and mineralization across the Golden Crest project. The thickness of the Paleozoic sedimentary package varies from east to west across the Lead District from less than 240 meters thick east of Deadwood to over 365 m thick at Tinton in the west. Tertiary igneous rocks preferentially invade several shale horizons in the Deadwood Formation and have locally inflated the thickness of the Cambro-Ordovician section by up to 300 m. Igneous rocks rarely intrude higher stratigraphic units except for a few pre-mineralization laccolithic stocks and plugs.

The Golden Crest project area is centered on a broad synform separating the Lead and Tinton domes in the west-central part of the Lead Gold District. Geographically the synform constitutes a broad plateau 40 km long and up to 20 km across with generally subdued topographic and structural relief. However, locally several major faults have moderately disrupted and offset stratigraphy.  The surface of the plateau is dominated by Upper Paleozoic rock units, the Mississippian Pahasapa Group and the Pennsylvanian Minnelusa Formation. No Precambrian is exposed on the Golden Crest project property and only three diamond drill holes were previously  drilled into these Precambrian rocks.

5. Prior Exploration and Recent Work

With the exception of about a dozen prospect pits that are thought to be well in excess of 120 years old, the first known mineral exploration work on the property was a limited dry stream sediment survey conducted by Homestake from 1988 to 1993 over a 250 square kilometer area.  The results of this survey pointed to a seven square kilometer area of anomalous gold values that was subsequently staked by the GC LLC and leased by Solitario.  Homestake drilled three deep exploration core holes in 1993-1994 on Solitario’s current property, but not in the area of the anomalous gold values in dry stream sediments.  The objective of these holes was to test for the presence of the Precambrian Homestake Formation that hosts the prolific past-producing 42 million-ounce Homestake gold deposit.  Homestake reported that two of the three holes intersected the Homestake Formation, but no assay information was reported.

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

Apart from the float rock which is highly resistant to weathering, the inference of the subcropping geology is limited to areas where the topography is less flat and those areas where road cuts or road beds expose “C” horizon soils. The inability to observe outcrop limits the ability to detect and interpret the geometry and thickness of zones of alteration, so a soil sampling program was initiated property-wide to assist in the identification of new target areas for mapping and more detailed rock sampling.  Exploration work during the past four years has consisted of extensive grid soil sampling, select grab rock sampling of float and less commonly bedrock, hand-dug trenching, geologic mapping, limited Induced Polarization ground geophysics and core drilling in 2024.

6. Mineralization

The Black Hills are unique for the remarkable spatial superposition of several genetic styles of gold mineralization formed over >2 billion years of geologic history. In excess of 90 million ounces of gold (recorded past production + unmined resources reported from published sources believed to be accurate but not verified) are contained within five distinct styles of gold deposits in roughly a 300 square kilometer area. The repeated formation of large gold deposits over time in the same small geographic area argues for a fundamentally gold-enriched area of the earth’s crust that has persisted since the Archean time. Solitario’s property does not contain any historic producing mines nor resources and the presence of nearby gold deposits does not indicate that economic gold deposits are present on the Golden Crest project.

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

Over twenty gold-enriched target areas have been identified by Solitario by select rock grab sampling. All of these prospects have returned anomalous gold assays, with fourteen containing multi-gram gold per tonne and the remaining prospects returned values between 0.1 and one-gram gold. with fourteen containing multi-gram gold per tonne and the remaining prospects returned gold values between 0.1 and one-gram. Rock sampling at Golden Crest is usually of float grab samples, consequently their significance to underlying bedrock is not always certain. However, we believe that virtually all the reported assay samples are derived from the immediate area in which they were collected.

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

Solitario also expanded its exploration search area at the Downpour Prospect in 2023 and successfully enlarged the potential target area for high-grade gold mineralization significantly to the northeast.  As shown on the Downpour-Wild Rose Trend map on the righthand side below, surface mineralization has now been traced over a length of nearly four kilometers and with a width of up to 500 meters. This prospect remains open in three directions.  Wild Rose is defined by 101 reconnaissance surface grab samples of float and subcrop mineralization; 34 of these samples contained gold values in excess of 1.0 grams per ton (“gpt”) gold.

Downpour trenching results with assay values in gpt gold.	Downpour-Wild Rose Trend rock grab sample assay results.

In 2022, Solitario discovered a new area of significant mineralization within a generalized area called Ponderosa.  Select grab sampling of float, weathered bedrock and bedrock yielded both low- and high-grade gold mineralization.  Three centers of mineralization were initially identified by select grab samples: Geyser, Spur and Zig Zag. Based on these very favorable results, a trenching program was initiated.  At Spur, a 234-meter trench along an abandoned logging road yielded an average grade of 0.82 gpt gold.  At Zig Zag, a 27-meter-long trench resulted in an average grade of 3.22 gpt gold.

Extensive sampling in 2023 showed that three separate zones identified in 2022 (Geyser, Spur and Zig Zag) coalesce into a single zone that is now solely referred to as the Geyser.  The Geyser Zone is V-shaped and is believed to represent two intersecting structural trends (see map below). The west limb is a broad rectilinear zone that trends north-south and is 1,200 meter long and up to 600 meters wide. At its southern end, a distinct, structurally controlled zone branches off to the northeast for 1,100 meters forming the eastern limb of the V-shaped surface mineralization. This zone varies from 200 to 400 meters in width. The complete Geyser dataset from the 2022 and 2023 field seasons totals 515 rock grab samples. Ninety-nine (99) of these samples have returned values in excess of 1.0 gpt gold, with 36 exceeding 10 gpt gold.

Assay results for both the select rock grab samples and trenching samples are presented on the map below:

Expanded sampling conducted in 2023 northeast of the Geyser strongly suggests that the high-grade gold zone extend another two kilometers to the northeast and includes the Sleeping Beauty and Holland zones.

Based on surface exploration work through the end of the 2024 field season, the top 10 surface targets are:

7. Drilling:

Solitario’s first ever drilling at Golden Crest commenced in mid-July and ended in early December, 2024. Eleven core holes were completed totaling 4345.7 meters.    With the exception of the first three holes that were drilled from the same platform, the remaining eight holes were widely spaced (see “2024 Drill Hole Location Map” below).  Three sizes of core were drilled.  All holes were started using PQ sized core (122.6 mm diameter). The core size was usually reduced to HQ sized core (63.5 mm diameter) at approximately 50 meters and then sometimes, depending on drill hole conditions, core size was occasionally further reduced to NQ sized core (47.5 mm diameter).

2024 Drill Hole Location Map

Drill hole locations were selected based upon rock and soil geochemistry, geologic mapping and to a lesser extent, Induced Polarization geophysics.  The stratigraphy, alteration and assay results encountered in the 2024 drill core, supports the notion that Solitario’s land position has many similarities to the geology and mineralization of the Homestake – Wharf gold system several miles to the east.  Highlights and important geologic/exploration observations of the 11-hole program include:

•	Significant multi-gram gold mineralization intersected in four different areas (See “2024 GC Crest Drill Hole Summary Assay Results” below).
•	Six of eleven drill holes intersected gold grades exceeding one gpt; the other five holes contained anomalous gold and/or pathfinder elements.
•	Strongly mineralized Wharf-style gold mineralization was intersected in the Lower Deadwood Formation in hole GC-008.

•	Favorable carbonate/evaporite stratigraphic horizons are excellent hosts to gold mineralization and were well mineralized over approximately 30 meters in GC-001, GC-002 and GC-003.
•	High-grade paleo-placer gold was intersected in a narrow interval between Precambrian-aged rocks and the Cambrian Lower Deadwood in GC-008, suggesting a Homestyle-style gold source.
•	A potential feeder structure within Paleozoic carbonate sequence was mineralized in GC-011.
•	A narrow multi-gram diatreme breccia consisting of Precambrian pulverized rock flour matrix (without silicification or pyritized), suggests a Precambrian gold source emplaced forcibly during Tertiary times.
•	Precambrian Banded Iron Formation (“BIF”) was intersected in both GC-009 and GC-010. This is the only area outside of the immediate Homestake district that Homestake BIF has been identified. Homestake BIF hosts the entire 68-million-ounce gold endowment of the Homestake mine situated about 15 kilometers east of these drill holes.
•	Both strong and weak soil and rock surface sample anomalies can be pathfinders to strong mineralization at depth.
•	Structures appear to be very important to the deposition of gold mineralization in certain areas.

2024 Golden Crest Drill Hole Summary Assay Results

DDH Hole	Platform	Total Depth	Interval	Thickness	Gold	Host Rock Type
Number		of Hole (m)	(meters)	(meters)	g/t
GC-001	Plat-A	315.5	9.1 to 41.1	32.0	1.68	Mission Canyon
Including			10.7 to 24.9	14.2	3.10	Mission Canyon
GC-002	Plat-A	304.2	7.9 to 17.8	9.9	0.72	Mission Canyon
Including			23.3 to 33.2	9.9	1.88	Mission Canyon
Including			40.2 to 46.3	6.1	0.55	Mission Canyon
GC-003	Plat-A	343.8	5.0 to 31.4	26.4	2.56	Mission Canyon
Including			11.4 to 25.8	14.4	4.18	Mission Canyon
Including			19.8 to 21.8	2.0	13.13	Mission Canyon
Including			38.9 to 50.6	11.7	0.60	Mission Canyon
GC-004	Plat-D	389.2
GC-005	Plat-R	390.8
GC-006	Plat-S	404.2
GC-007	Plat-H	441.4
GC-008	Plat-I	363.5	322.5 to 363.5	41.0	1.00	Lower Deadwood
Including			344.2 to 363.5	19.4	1.70	Lower Deadwood
Including			344.2 to 349.9	5.7	2.20	Lower Deadwood
Including			355.1 to 363.5	8.4	2.10	Lower Deadwood
Including			361.5 to 363.5	2.0	3.40	Lower Deadwood
GC-009	Plat-T	483.4
GC-010	Plat-N	401.7	391.6 to 392.0	0.4	2.45	Intrusive Breccia
Including			394.7 to 395.2	0.5	11.33	Paleo-Placer
GC-011	Plat-O	508.1	160.4 to 163.1	2.7	4.69	Structure-Lodgepole
11 holes		4345.8

True thickness for holes GC-001, 002 and 003 estimated at 75-90%; for all other holes, true thickness is not estimated

8. Sampling, Analysis and Security of Samples

All drill core is placed and marked in boxes by the independent drilling contractor.  The core boxes are then collected directly from the drill rig, transported to Solitario’s secure logging facility and is logged and photographed by Solitario’s geologists.  Core that is deemed to be potentially mineralized is split into two samples, and half of each sample submitted directly to American Assay Labs in Reno, Nevada, through secure chain of custody protocols.  The other half of the core is placed back into the core box for archive and potential further study and analysis. Sample widths generally range from 0.4 to 2.2 meters in drill length. Solitario geologists and technicians bag each individual sample interval and load each group of samples onto an independent trucking company truck. All activities prior to shipment are directly supervised by Solitario geologists.

All core sample are transported, prepared and analyzed at the American Assay Laboratories in Reno, Nevada, which is independent from Solitario. Thorough QA/QC protocols are followed on the project, including insertion of duplicate, blank and standard samples in the assay stream for all drill holes.  Samples are pulverized from a 250g sample to 85% passing 75 mesh.  Approximately 225g of pulp sample is prepared for fire assay. Assays are based on a 30g fire assay aliquot for gold with Atomic Absorption finish. If the gold value from Atomic Absorption is >10 gpt, an additional 30g of pulp sample is fire assayed for gold using a gravimetric finish.

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

Chip-channel and trenching and composite samples were more systematically collected as a measured continuous sample of bedrock, bedrock + weathered bedrock and weathered bedrock.  The chip channel assays are thought to be the most representative of bedrock mineralization in comparison to trench samples that contained weathered bedrock and/or soil.  In all cases, chip channel and trenching samples are considered more representative than select grab samples.  Surface samples were analyzed by ALS Laboratories in Reno, NV, a laboratory accredited in accordance with the standards of ISO 17025:2017.  The samples were crushed and pulverized, and sample pulps were analyzed using industry standard fire assay methods.  A certified reference sample or duplicate was inserted at least every 20th sample.

9. Prefeasibility Studies: No prefeasibility studies have been conducted on the Golden Crest project.

10. Reserves and Resources: There are no reported mineral reserves or mineral resources on the Golden Crest project.

11. Drill Hole Permitting, General Reclamation and ESG

Solitario submitted its original Plan of Operations (“POO”) to the USFS in late-2021 for 25 widely spaced drill hole locations throughout our property position. After USFS comments, and Solitario responses to those comments, the POO was deemed complete in May of 2022. Respec Company LLC (“Respec”) was engaged by the USFS to complete an Environmental Assessment (“EA”) on Solitario’s proposed POO activities. A draft EA was completed and published in May 2023. The USFS, in coordination with Respec, analyzed and prepared responses to the public comments, making any required changes to the analysis. and then prepared a final EA and a determination if the project proposal conformed to a Finding of No Significant Impact (FONSI).

In December 2023, the USFS issued its final Environmental Assessment and Draft Decision of No Significant Impact on Solitario’s Proposed Golden Crest Drilling Program. As a result of this decision, Solitario did not have to do any additional environmental studies beyond its comprehensive EA. Following this decision, a 45-day period ensued allowing for interested parties that commented on the original draft EA to object to the FONSI decision. USFS completed its analysis of the objections and made the determination to allow drilling to begin in June 2024. Several State approvals were also acquired during this period.

Solitario submitted a second POO to the USFS in December 2022 for 44 drill hole platform locations situated southeast of the original Golden Creast POO. We refer to this area as Ponderosa. Respec was engaged by the USFS to complete an Environmental Assessment (“EA”) on Solitario’s proposed Ponderosa POO activities. As the end of February, 2025 the draft EA is nearing completion.

Solitario is committed to a “best practices” policy for all of its exploration activities, whether on private or public lands.  For example, all proposed drill hole locations are located adjacent to or on logging roads or other logging related surface disturbances.  In this way drill hole sites will minimize or eliminate new surface disturbance on public land.  All rock and soil sampling, as well as hand-tool trenching, conducted to date has been reclaimed as soon as practical after taking surface samples.  We have monitored the impacts of these activities, and in all instances, virtually no visual impacts exist after completion of reclamation.  Drilling proposed under the POO and analyzed in the EA will be conducted in accordance with the provisions of the decision document issued by the USFS and any state permits granted for proposed actions.

12. Planned Exploration and Development

                For 2025, Solitario is planning to conduct a Phase-1, 4,000-meter drilling program consisting of approximately 15 exploration core holes.  Depending on drilling results and additional funding, an expanded Phase-2 drilling program is anticipated utilizing a second drill rig.  The initiation of the Phase-2 program is dependent upon receiving final permit approvals for Ponderosa, which are expected before the end of the second quarter of 2025.

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

The Florida Canyon project consists of 11 concessions comprising 8,700 hectares of mineral rights originally granted to Minera Bongará S.A., our subsidiary incorporated in Peru. Approximately 3,900 hectares of low priority concessions were terminated in 2024. The property is located in the Department of Amazonas, northern Peru.  Solitario's and Nexa’s property interests are held through the ownership of shares in Minera Bongará S.A., a joint operating company that holds a 100% interest in the mineral rights and other project assets.  Solitario currently owns a 39% interest in the Florida Canyon project.

During 2015 Nexa completed the steps required to earn a 61% interest in the Florida Canyon project, with Solitario retaining a 39% interest.  Nexa may earn an additional 9% interest (up to a 70% shareholding interest) in Minera Bongará S.A., by sole-funding future annual exploration and development expenditures until a production decision is made.  The option to earn a 70% interest can be exercised by Nexa at any time by committing to place the project into production based upon a completed feasibility study.  Nexa is the project manager.  Once Nexa has committed to place the project into production based upon a feasibility study, it has further agreed to finance Solitario's 30% participating interest until production with a loan facility from Nexa to Solitario.   Solitario will repay this loan facility through 50% of Solitario's cash flow distributions from the joint operating company.  Solitario completed the funding of $1,580,000 of a drilling program during 2019.  Solitario was not obligated to fund under the terms of the Framework Agreement. The paid funding of the drilling program will be treated as an advance on Solitario’s commitment to fund 30% of any future construction development costs of Florida Canyon under the original joint venture agreement.  Accordingly, in the event the Florida Canyon project is developed, which cannot be assured at this time, the funds paid to Nexa under this arrangement will reduce the amount of Solitario’s obligation to fund 30% of future development costs, and/or repay loans from Nexa for future development costs at the Florida Canyon project.

According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government.  In June 2025, total payments of approximately $639,000 to the Peruvian government will be due in order to maintain all the Florida Canyon mineral rights of Minera Bongará S.A.  Nexa is responsible for paying these costs as part of its earn-in expenditure. The joint venture reviews its land holdings annually to determine if additional claims need to be added, or lower priority claims dropped. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

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

3.  History

We discovered the Florida Canyon mineralized zone of the Florida Canyon project in 1996.  Subsequently, we joint ventured the property in December 1996 to Cominco (now Teck).  Cominco drilled 80 core holes from 1997-2000.  Cominco withdrew from the joint venture in February 2001, and at that time Solitario retained its 100% interest in the project.  We maintained the claims from 2001 to 2006, until the 2006 letter agreement was signed with Nexa.  Nexa conducted surface drilling on an annual basis from 2006 to 2013 and from 2018 to 2019, and 2023.  Underground tunneling and drilling was conducted from 2010 to 2013.  All significant work on the property has been conducted by our joint venture partners, Cominco and Nexa, and is described below in Section 5, “Prior Exploration and Recent Work.”

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

Nexa’s expenditures for 2024 were approximately $2.0 million.  Nexa completed significant upgrading of the access road to the project area and adjacent communities as part of their community outreach program. Nexa also continued its social initiatives that benefited education, health and commercial activities in the local communities in which the project is located.  A rigorous new total re-evaluation of Florida Canyon’s resource model to better evaluate the upside potential remaining at Florida Canyon was initiated and is continuing.  This remodeling of the resource will aid in identifying new high-priority drill targets within the current footprint of the deposit.

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

In 2023, Nexa completed two core holes totaling 1,362 meters to test for potential extensions of the San Jorge zone to the south.  One hole interested a thin intercept of 0.5 meters of 2.05% Zn, 0.47 % Pb, and 2.58 g/t Ag.

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

Since 2006, Nexa has been in control of all field activities on the project and is responsible for the security of samples.  Nexa has indicated that there have been no breaches in the security of the samples.  We have reviewed and periodically been assisted by SRK Consulting (USA) Inc. (“SRK) and Gustavson Associates, both independent international mining engineering firms, to review Nexa’s sampling procedures and believe that adequate procedures are in place to ensure the future security and integrity of samples.  No breaches of security of samples are known to have occurred prior to Nexa’s work on the project.

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

12. Planned Exploration and Development

Nexa is continuing its extensive remodeling of the Florida Canyon deposit and expects to complete this in the second quarter of 2025. The new resource model will guide the scale future drilling activities. Social work engagement with the local community will also continue.

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

To retain the state claims, the required annual rental payments to the State of Alaska for 2025 are approximately $9,000.  Property holders are also required to perform assessment work with the amount dependent on the area of the State claims.  Excess assessment expenditure credits may be carried forward for a maximum of four years. If required, payments may be made in lieu of work to allow retention of the property for a period of five consecutive years.  The geographical coordinates of the Lik deposit are approximately 163o 12’ W and 68o 10’ N. The figure above illustrates the location of the Lik property.

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

In July 2018, the Company and Teck signed a Joint Exploration Agreement (“JEA”) whereby both parties agreed to fund a surface exploration program on a 50%/50% basis for 2018.  Addendums extending the JEA and providing funding for continued exploration were signed annually from 2019 to 2023. A sixth Addendum to the JEA is expected to be signed in 2025.  Teck has acted as manager of the exploration programs for the past five.

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

In December 2022, Teck submitted a drilling permit application to the Alaska Department of Natural Resources  for 70 core holes, including water sources for drilling.  Drill hole location includes step-out drilling surrounding the currently defined deposit as well as location along strike to the northeast and theoretical targets more distant to the deposit.  This robust permitting submission that allows for significant flexibility in the choice of drill sites for the next five years was approved in 2023.  Teck also completed one drill hole in 2023.  This hole did not intersect significant mineralization. In 2024, Teck completed its ZTEM inversion process from the airborne geophysical program it completed in 2024. Teck also worked on a 3D geologic model and previously completed ground gravity geophysical survey. Teck believes there is potential for additional drill targets, based on ZTEM inversion modelling, geologic mapping, and ground gravity.

2023 ZTEM In-Phase TPR 360 Hz (2024 Interpretation)

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

.

10. Prefeasibility Studies

Zazu completed a PEA in 2014 that incorporated a variety of prefeasibility level studies into the analysis.  These studies included resource estimation, mining and processing recovery estimates, a preliminary mining and processing plan, infrastructure layout, environmental considerations and an economic analysis based on the base case parameters.  The PEA envisioned an open pit mining operation with a 5,500 ton per day floatation mill for processing resulting in a nine-year mine life.  Concentrates would be handled through the DeLong Mountain Regional Transportation System road and port system that currently handles all concentrate produced by the nearby Red Dog zinc mine of Teck.  A summary of metallurgical testing and mineral processing is provided below.  The PEA analyzed the Lik project as a stand-alone operation and assumes construction of its own independent processing, tailings and port facilities. Alternate development scenarios might be developed utilizing Red Dog infrastructure under the control of Teck.  However, no agreements are in place to develop such plans and are therefore hypothetical.

Prior to the S-K 1300 Lik TRS report, Solitario filed on SEDAR in Canada:  Technical Report; Zazu Metals Corporation, Lik Deposit, Alaska, USA; Report Date: April 23, 2014; Effective Date: March 3, 2014; prepared by JDS Energy and Mining Inc.

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

14. Planned Exploration and Development

Current project plans for 2025 include additional ground gravity geophysics and assessment of future historic camp reclamation work. Solitario and Teck are in discussions to finalize the 2025 work program, with Teck acting as project manager. No drilling is planned for 2025.

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

Existing and future acquired properties subject to the terms of the shareholders’ agreement will be controlled by Minera Chambara.  In 2023 and 2024, Nexa dropped lower potential concessions.  Minera Chambara currently holds 12 concessions totaling 9,661 hectares that completely surround the Florida Canyon project area held by Minera Bongará. According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government.  In June 2025, total payments of approximately $30,000 to the Peruvian government will be due in order to maintain all the Chambara mineral rights.  Nexa is responsible for paying these costs as part of its earn-in expenditure. The joint venture reviews its land holdings annually to determine if additional claims need to be added, or lower priority claims dropped. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

As of December 31, 2024, Minera Chambara’s only assets are the properties and Minera Chambara has no debt.  Nexa may increase its shareholding interest to 49% through cumulative spending of $6,250,000 and may further increase its interest to 70% by funding a feasibility study and providing construction financing for Solitario's interest.  Nexa has not informed Solitario that it has met the cumulative spending total as of December 31, 2024.  If Nexa provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

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

Other Mineral Properties

Solitario leased a 100% interest in the Cat Creek project in south-central Colorado from a private third party in 2023.  Solitario has only conducted very limited work on the property to date but has secured permits for two drill hole locations.  The next annual payment is $16,000. No decision has been made to drill.

Discontinued Projects

We had no mineral property impairments in 2024 and 2023.

Mineral Resources

The following mineral resources summary represents resources attributable to Solitario’s interest in the mineral resources as provided in the S-K 1300 Florida Canyon TRS at Solitario’s current 39% interest at the Florida Canyon project in Peru and Solitario’s interest in the mineral resources provided in the S-K 1300 Lik TRS at Solitario’s current 50% interest at the Lik project in Alaska, in each case as of the end of the fiscal year ended December 31, 2024 and 2023. There has been no change to Solitario’s mineral resources as a result of exploration work performed during 2024.

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

Holders of our common stock

As of March 10, 2025, we have approximately 275 holders of record of our common stock.

Dividend policy

We have not paid a dividend in our history and do not anticipate paying a dividend in the foreseeable future.

Recent sales of unregistered securities

Not applicable

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

(a). Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC.  We were incorporated in the state of Colorado on November 15, 1984.  In July 1994, we became a publicly traded company on the TSX through our initial public offering.  We have been actively involved in mineral exploration since 1993.  Our primary focus is the acquisition and exploration of precious metals and zinc-related exploration mineral properties.  We have historically held a portfolio of mineral exploration properties and assets for future sale, for joint venture or to create a royalty up to the development stage of the project (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining).  At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property.  Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, from time to time we also evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral properties is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world.  At December 31, 2024, we consider our Golden Crest project in South Dakota, our carried interest in our Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets.  We also have an interest in our Cat Creek project in Colorado, an early-stage exploration project.  We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States.  We conduct potential acquisition evaluations in other countries in both North and South America.

As of December 31, 2024, we have balances of cash and short-term investments that we anticipate using, in part, to fund planned 2025 exploration, to further the exploration of our Lik, Golden Crest and Cat Creek projects, conduct reconnaissance exploration and to potentially acquire additional mineral properties.  The fluctuations in commodity prices of base and precious metals have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis.   Historically, we have recorded revenues and met our need for capital in the past through (i) the sale of our investments in, and interest on, money market accounts and our short-term treasury notes and bank certificates of deposit (“CDs”); (ii) issuances of common stock; (iii) sales of our shares of our held marketable equity securities; (iv) sales of covered call options on common stock of Kinross we hold; (v) sale of mineral property interests and assets; (vi) long-term debt secured by our mineral properties; (vii) short-term borrowing; and (viii) joint venture payments, including delay rental payments.  During 2024 we issued 1,802,060 shares pursuant to our ATM program, described below, for net proceeds of $1,218,000, after commissions and expenses.  During 2023 we issued a total of 13,298,485 shares of our common stock in private transactions for net proceeds of $7,352,000. We did not record any mineral property income from the sale of mineral properties during 2024 or 2023.   We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures.  Although we anticipate the use of funding through our joint venture parties for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

(b). Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

We had a net loss of $5,368,000 or $0.07 per basic and diluted share for the year ended December 31, 2024 compared to a net loss of $3,754,000 or $0.05 per basic and diluted share for the year ended December 31, 2023.  As explained in more detail below, the primary reasons for the increase in net loss during 2024 compared to 2023 were (i) an increase in our exploration expense to $4,148,000 during 2024 compared to exploration expense of $2,378,000 during 2023; (ii) an increase in general and administrative expense to $1,879,000 during 2024 compared to general and administrative expense of $1,712,000 during 2023; (iii) a loss on derivative instruments of $29,000 during 2024 compared to a gain on derivative instruments of $31,000 during 2023; and (iv) an unrealized gain on short-term investments of $56,000 during 2023 with no similar item in 2024.  Partially offsetting these factors that contributed to an increased loss during 2024 compared to 2023 were (i) an increase in interest income to $372,000 during 2024 compared to interest income of $191,000 during 2023; (ii) a gain on sale of marketable equity securities of $54,000 during 2024, compared with no sales of marketable equity securities during 2023; and (iii) an unrealized gain of $289,000 on marketable equity securities during 2024 compared to an unrealized gain on marketable equity securities of $83,000 during 2023.  Each of these items is discussed in greater detail below.

Our primary exploration activities during 2024 and 2023 were related to our Golden Crest project in South Dakota and our Lik project in Alaska.  We recorded exploration costs of $3,884,000 at Golden Crest during 2024 compared to $1,798,000 during 2023.  The Golden Crest expenditures during 2024 were primarily related to the drilling program where we completed 11 drill holes during 2024, with direct drilling costs of approximately $2,042,000.  During 2023 our Golden Crest expenditures consisted primarily of geologic evaluation of claims for staking, mapping and soil and rock sampling with related assay costs.  In addition to these exploration costs, we capitalized $43,000 of mineral acquisition costs at Golden Crest for initial acquisition costs related to leasing, staking and filings on new claims acquired during 2024 compared to 2023 when we had no staking, leasing or other initial acquisition costs and, accordingly we did not capitalize any initial acquisition costs during 2023.  All future exploration and filing costs related to our Golden Crest claims will be expensed as incurred.

Solitario’s share of exploration expenses at our Lik project in Alaska was $142,000 during 2024 compared to exploration costs at our Lik project of $404,000 during 2023.  Teck completed a single drill hole during 2023, and there was no drilling at Lik during 2024 which accounted for the decrease in expenses during 2024 compared to 2023. In addition, Teck performed on-going geologic evaluation of the Lik project during both 2024 and 2023, which included on-site geophysics, mapping and analysis of prior drilling and permitting, as well as on-going site environmental monitoring, evaluation and clean-up as part of a 50/50 exploration program managed by Teck.  The geophysical surveys were successful in defining a low-amplitude gravity anomaly that requires further follow-up work. We are planning additional geotechnical work for 2025 as well as further environmental monitoring and clean-up at the site.  We spent approximately $35,000 during 2024 at our Cat Creek project, a new early-stage exploration project, with no similar amount during 2023.  Given that the exploration program at our Florida Canyon project in Peru is fully funded by our joint venture partner, Nexa, we incurred relatively small exploration expenses at Florida Canyon of $14,000 during 2024 compared to $41,000 in 2023.

The remaining exploration expenditures during 2024 and 2023 were reconnaissance work, including the evaluation of potential mineral properties for acquisition.  Our planned 2025 total exploration and development budget, excluding any new projects, in which we may acquire an interest, is approximately $3,910,000, which reflects planned work at the Golden Crest project, including $1,911,000 for drilling at the Golden Crest project, depending on permitting.  Our planned exploration activities in 2025 may be modified, as necessary for any drilling programs we may undertake at Golden Crest or projects we may acquire, changes related to any number of factors including, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital.

Exploration expense (in thousands) by property consisted of the following:

(in thousands of dollars)	Year ended December 31,
Property Name	2024	2023
Golden Crest	$3,884	$1,798
Lik project	142	404
Florida Canyon	14	41
Cat Creek	35	-
Reconnaissance exploration activity	73	135
Total exploration expense	$4,148	$2,378

We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense (discussed below).  Excluding these costs, general and administrative costs were $1,213,000 during 2024 compared to $1,465,000 during 2023.  The major components of our general and administrative costs were (i) salary and benefits expense which decreased to $399,000 during 2024 compared to $795,000 during 2023, as a result of fewer personnel and a decrease in bonuses to $27,000 in 2024 compared to a bonus of $382,000 during 2023; (ii) legal and accounting costs which decreased to $220,000 during 2024 compared to $253,000 during 2023 primarily due fees related to private placement financings during 2023 compared to 2024 with no corresponding transactions.; (iii) travel and investor relation costs which increased to $450,000 during 2024 compared to $287,000 during 2023 as a result of having an investor relations consulting contract during 2024 as well as additional travel and investor conferences attended during 2024 compared to 2023; and (iv)  other costs related to office, insurance and miscellaneous costs which increased to $143,000 during 2024 compared to $130,000 during 2023 as a result of additional activity and general cost increases.  We anticipate general and administrative costs for 2025 to be approximately $1,010,000 which would be lower than the costs incurred during 2024; however, this amount may vary significantly during 2025 depending on the outcome of our exploration activity at Golden Crest, Cat Creek and Lik projects and any strategic transactions we may attempt to execute upon.

We account for our employee stock options under the provisions of Accounting Standards Codification No. 718 (“ASC No. 718”).  We recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight-line amortization of the grant date fair value of each of our outstanding options.  During the year ended December 31, 2024, we recorded $666,000 of non-cash stock-based compensation for the amortization of our outstanding options grant date fair value with a credit to additional paid-in-capital compared to $247,000 of non-cash stock option compensation expense during 2023.   The amount was higher during 2024 primarily due to the grant of 2,125,000 options with a total grant date fair value of $1,120,000, of which Solitario recognized 25% on the grant date of $280,000 compared to 50,000 options granted during 2023, with a grant date fair value of $16,000.  The remaining compensation expense was related to the straight-line amortization of our outstanding options in 2024 and 2023.  See Note 10, “Employee Stock Compensation Plans,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data to this Annual Report on Form 10-K” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

We recorded an unrealized gain on marketable equity securities of $289,000 during 2024 compared to an unrealized gain on marketable equity securities of $83,000 during 2023.  The net gain on marketable equity securities during 2024 was primarily related to a $322,000 unrealized gain related to an increase in the value of our holdings of Kinross common stock and an increase of $38,000 in the value of our holdings of Vox Royalty common stock, which was partially offset by an unrealized loss related to the decrease of $37,000 in the value of our holdings of Vendetta stock and a decrease in the value of our holdings of Highlander Silver common stock of $1,000 during 2024, prior to its sale during 2024.  The loss during 2023 was primarily related to an unrealized gain on marketable equity securities of $196,000 due to an increase in the value of our holdings of shares of Kinross common stock and an unrealized gain on marketable equity securities of $33,000 on our holdings of Highlander Silver common stock, partially offset by an unrealized loss on marketable equity securities of $111,000 in the value of our holdings of Vendetta common stock and an unrealized loss on marketable equity securities of $35,000 in the value of our holdings of Vox Royalty common stock.  Changes in the unrealized value of our holdings of marketable equity securities are related to the changes in the fair values of those holdings which are dependent on the market prices of the individual securities.

During 2024 we sold 100,000 shares of Highlander Silver common stock for proceeds of $54,000 and recorded a realized gain on the sale of $54,000.  We had no sales of marketable equity securities during 2023.  See Note 3, “Marketable Equity Securities” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our marketable equity securities.  We may sell some of our marketable equity securities from time to time during 2025 for working capital needs; however, we do not expect to sell all of our holdings of marketable equity securities during 2025.  Any proceeds we may receive from sales of marketable equity securities during 2025 will be dependent on the quoted market price of the securities sold on the date of sale and may be at prices below the fair value at December 31, 2024.  See “Liquidity and Capital Resources” below.

We recorded a loss on derivative instruments of $29,000 during 2024 compared to a gain on derivative instruments of $31,000 during 2023.  During 2024, we sold certain Kinross calls against our holdings of Kinross common stock for net proceeds of $38,000 and at December 31, 2024 we have outstanding Kinross covered calls covering our 100,000 shares that expire in May 2025 and have an exercise price of $10.00 per share, for which we have recorded a current liability of $67,000.  During 2023 we sold covered calls against our holdings of Kinross common stock for proceeds of $31,000 which expired unexercised during 2023 and we recorded a gain of $31,000 during 2023 related to those calls.  See Note 7, “Derivative Instruments” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our derivative instruments.  We anticipate we may write calls against our holdings of Kinross common stock in 2025 to provide additional income on a limited portion of shares of Kinross that we may sell in the near term, which is generally defined as less than one year.

We recorded $27,000 of depreciation and amortization during 2024 compared to $25,000 of depreciation and amortization during 2023.  The increase in depreciation and amortization is primarily related the purchase of operating equipment during 2024 with the increased depreciation partially offset as older assets became fully depreciated during 2024 and 2023.  We amortize our equipment over a five-year period.  We anticipate our 2025 depreciation and amortization expense will be similar to our 2024 depreciation expense.

We recorded interest and dividend income of $372,000 during 2024 compared to interest and dividend income of $191,000 during 2023.  The increase during 2024 was primarily related to an increase in the outstanding balances of our investments in our money market account during the majority of the year as a result of the net proceeds of $7,352,000 received from private placement sales of our common stock during 2023.  In addition, average interest rates on short-term investments were higher during 2024 compared to average interest rates during 2023.  We anticipate our interest and dividend income will be lower in 2025 as a result of reduced short-term investment balances during 2025 compared to 2024.

During 2023, we recorded an unrealized gain of $56,000 related to the value of our mark-to-market short term investments in United States Treasury securities with no similar gain or loss during 2024.  This unrealized gain was as a result of the effects of changing interest rates on our outstanding USTS short-term investments.  We anticipate we will not incur unrealized gains and losses related to our mark-to-market short-term investments in 2025 as a result of the use of money market funds rather than short-dated USTS during 2025.  See “Liquidity and Capital Resources,” below, for further discussion of our cash and cash equivalent and short-term asset balances.

We recorded no deferred tax expense or benefit in either 2024 or 2023 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented.  See Note 6, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2024 and 2023. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early-stage mineral property and its related value for future sale, joint venture or development by us or others.  During 2024 and 2023 we recorded no mineral property impairments.

(c). Liquidity and Capital Resources

Cash

As of December 31, 2024, we had $81,000 in cash.  We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and for the evaluation of potential acquisitions of mineral properties and other assets over the next several years.

Short-term Investments

At December 31, 2024 we had $4,523,000 in our money market account held in a brokerage account.  Solitario also held USTS during 2023 which matured during 2024.  Solitario has no investment in USTS at December 31, 2024. Our short-term investments in the money market account are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset.  We anticipate we will roll over that portion of our short-term investments not used for operating costs or mineral property acquisition efforts as they mature during 2025.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities.  We owned 100,000 shares of Kinross common stock as of December 31, 2024, which are recorded at their fair value of $927,000.  As of December 31, 2024, we own 7,750,000 shares of Vendetta common stock recorded at their fair market value of $81,000, and we own 134,055 shares of Vox Royalty common stock recorded at their fair market value of $314,000.  Changes in the fair value of marketable equity securities are recorded as gains and losses in the statements of operations.

Working Capital

We had working capital of $5,624,000 at December 31, 2024 compared to working capital of $9,309,000 as of December 31, 2023.  Our working capital at December 31, 2024 consists primarily of our cash and cash equivalents, our investment in short-term investments and our marketable equity securities, less our current liabilities of $368,000.  As of December 31, 2024, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects.  We anticipate using our working capital and any additional funds we might acquire to carry out our 2025 planned expenditures.  Our existing resources are adequate to fund these expenditures.  These expenditures include planned exploration for Golden Crest, including potential drilling, pending the receipt of required permits, as well as planned limited exploration at our Lik project for 2025 of approximately $400,000 at the project of which Solitario will be responsible for 50% of expenditures.  We do not expect any significant exploration expenditures at our Florida Canyon project where Nexa is responsible for all 2025 planned expenditures.  We also plan on limited exploration expenditure at our Cat Creek project.  We expect we will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

As of December 31, 2024, options to acquire an aggregate of 5,348,500 shares of our common stock were outstanding.  Of that amount there are 3,228,500 options that are vested and exercisable at December 31, 2024.  As of December 31, 2024, our outstanding options include 1,078,500 options that are in the money with a weighted average exercise price of $0.21 per share, which is below the market price of a share of Solitario common stock at December 31, 2024 of $0.59 per share as quoted on the NYSE American exchange.  During 2024, options for 250,000 shares were exercised for cash proceeds of $54,000.  See Note 10, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of the activity in our 2013 Plan and our 2023 Plan during 2024 and 2023.  We anticipate that a portion of our outstanding stock options currently in the money at December 31, 2024 will be exercised during 2025.

Equity offering private placements

We had no private placement of shares during 2024.

On July 31, 2023, we entered into a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for the purchase and sale of 4,166,667 shares of Solitario common stock (the “Newmont Shares”), at a price of $0.60 per share for net proceeds of $2,422,000 after certain legal and regulatory offering costs of $78,000.  In connection with the sale of the Newmont Shares, we entered into an Investor Rights Agreement with Newmont, which granted Newmont certain additional rights, including a preemptive right, certain anti-dilution protections and certain other rights and notice provisions related to our Golden Crest mineral property assets.

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

On November 16, 2023, we entered into a consulting and capital markets advisory contract (the “Consulting Contract”) with an independent advisory firm, in consideration for the issuance of 500,000 shares which were issued on December 6, 2023 at a price of $0.51 per share. The sale of the shares was made through a subscription agreement between us and the advisory firm. The shares were issued pursuant to an exemption from registration under United States and Canadian securities laws. We recorded a pre-paid expense of $255,000 for the issuance of the shares. The pre-paid expense is being amortized over the one-year term of the Consulting Contract and we recorded $223,000 and $32,000, respectively, in general and administrative expense during 2024 and 2023 related to the Consulting Contract.

At the Market Offering

On February 2, 2021, we put an ATM (“At the Market”) program, in place, which was amended in 2023, to allow us to sell shares of our common stock under that program from time to time through H.C Wainwright and Co. (“Wainwright”)  as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”).   The common stock is distributed at the market prices prevailing at the time of sale.  As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  During 2024, we sold 1,802,060 shares of our common stock under the ATM Program at an average price of $0.70 per share for net proceeds of $1,218,000 after commissions and sale expenses.  We did not sell any shares under the ATM Program during 2023.

Off-balance sheet arrangements

As of December 31, 2024 and 2023, we have no off-balance sheet arrangements.

(d). Cash Flows

Net cash used in operations during the year ended December 31, 2024 increased to $5,099,000 compared to $3,263,000 for the year ended December 31, 2023 primarily as a result of (i) the increase in exploration expense at our Golden Crest project to $3,884,000 during 2024 compared to $1,798,000 of exploration expense incurred at our Golden Crest project during 2023, primarily related to increased expenditures for the drilling program at Golden Crest completed during 2024; (ii) an increase in general and administrative expense to $1,879,000 during 2024 compared to general and administrative expense of $1,712,000 during 2023; and (iii) a use of cash resulting from a decrease in accounts payable and other current liabilities of $379,000 during 2024 compared to an provision of cash from and increase in accounts payable and other current liabilities of $328,000 during 2023.  Partially offsetting these expenditures and the overall uses of cash in operations during 2024 compared to 2023 were (i) an increase in interest and dividend income to $372,000 during 2024 compared to interest and dividend income of $191,000 during 2023; (ii) an increase in the cash provided from a reduction in prepaid expenses and other current assets of $207,000 during 2024 compared to cash provided from a reduction in prepaid expenses and other current assets of $20,000 during 2023; (iii) a decrease in our reconnaissance exploration expenditures to $73,000 during 2024 compared to reconnaissance exploration expenditures of $135,000 during 2023; and (iv) a decrease in our exploration expenditures at our Lik project to $142,000 during 2024 compared to exploration expenditures at the Lik project of $404,000 during 2023.  These items are discussed in further detail above under “Results of Operations.”

Net cash provided by investing activities was $3,938,000 during 2024 compared to net cash used by investing activities of $4,409,000 during 2023.  The primary reasons for the decrease in cash used by investing activities are (i) an increase in the cash provided by the sale of short-term investments of $3,913,000 during 2024 compared to the use of cash from the net purchase of short-term investments of $4,429,000 during 2023; and (ii) cash from the sale of marketable equity securities of $54,000 during 2024 compared with no sales of marketable equity securities during 2023.  Partially offsetting these items were (i) additions to mineral properties for initial acquisition costs of $55,000 during 2024 compared to no initial acquisition costs for mineral properties during 2023.  We anticipate we will continue to utilize proceeds from the sale of our short-term investments and any proceeds we may derive from potential sales of marketable equity securities to fund our operations during 2025.

Our net cash provided by financing activities during 2024 was from (i) the sale of 1,802,060 shares of our common stock under the ATM Program at an average price of $0.70 per share for net proceeds after expenses of $1,218,000, and (ii) the exercise of options for 250,000 shares of our common stock for net proceeds of $54,000.  Our net cash provided by financing activities during 2023 was from (i) the sale of 12,798,485 shares of our common stock from private placements for net cash of $7,097,000 discussed above under “Equity offering private placements,” after certain direct costs related to the amendment of certain terms of the ATM Program of $46,000 discussed above; and (ii) the exercise of options for 1,486,500 shares of our common stock for net proceeds of $459,000. We may utilize the ATM Program during 2025 to supplement our existing cash resources, however we intend to only use the ATM Program when we believe the market conditions based upon the quoted price of a share of our common stock is appropriate.  Although we anticipate that a portion of our outstanding stock options currently in the money at December 31, 2024 will be exercised during 2025, we have not planned that the exercise of options or the issuance of shares in private placements will be a significant source of cash during 2025.

(e). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

Development Activities

We do not have any ongoing mineral development activities, which are activities for the development of mineral properties with reserves for potential mining.

Exploration Activities

A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest to determine the exploration and development potential of the properties.  In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or a required lease or claim payment.  In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option.  We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases.  Our net 2024 mineral and surface property filing rental and option payments, included in exploration expense, were $493,000.  Our 2025 total exploration property claim fees, rentals and option payments for properties we own, have under joint venture, or operate are estimated to be approximately $1,191,000.  Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf or reimburse us approximately $674,000 of these annual payments.  These obligations are detailed below under “Contractual Obligations.”  In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate.  We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities.  Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past.  We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures.  The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures and have not had a material effect on our financial position.  For the years ended December 31, 2024 and 2023, we have not capitalized any costs related to environmental control facilities.  We do not anticipate our exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

Contractual Obligations

The following table provides an analysis of our contractual obligations:

	As of December 31, 2024 Payments due by period
(in thousands)	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations (1)	$56	$49	$7	$-	$-
Mineral property option and lease payments (2)	$517	$517	$-	$-	$-

(1)	Lease obligation payments on our Wheat Ridge, Colorado office.
(2)	Mineral property payments under lease and property claim and concession payments for the next year, net of joint venture payments.

(f). Exploration Joint Ventures, Royalty and Other Properties

The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2024.  Please also see Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

Golden Crest

The Golden Crest project is 100%-owned early-stage exploration project located in the northern Black Hills of western South Dakota in Lawrence County. The Golden Crest project is comprised of 1825 unpatented lode claims, with an associated area of approximately 36,000 acres. Solitario acquired its initial interest in the Golden Crest project during 2021.

During 2022 through 2024 Solitario conducted exploration activities on the Golden Crest project including grid soil and grab rock sampling, hand trenching, mapping, induced polarization ground geophysics, permitting and geotechnical work. Over twenty gold-enriched target areas have been identified, with fourteen of these areas containing multi-gram gold per tonne assays.

In 2024 Solitario completed drilling of eleven core holes totaling 4,346 meters.  The results included several holes with multi-gram gold mineralization as six of the eleven holes intersected gold grades exceeding one gpt.  Higher grade paleo-placer grades were intersected as well as Precambrian rock formations, which provide some confirmation of Solitario’s theoretical geologic interpretation of potential economic mineralization at depth at Golden Crest   During 2025 Solitario is planning to conduct a phase-one, 4,000-meter drilling program consisting of up to 15 additional exploration core holes.  Depending on drilling results and receiving permits Solitario may initiate a phase-two drilling program during 2025 and 2026.  In addition, we will be continuing a surface exploration program during 2025 consisting of prospecting for new areas of mineralization through the collection of select rock grab samples, systematic soil sampling and, potentially, geophysics.

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

During 2024 Nexa spent approximately $2.0 million on the Florida Canyon project including an upgrade to the access road to the project, social and community projects in the areas of health, education and commercial opportunities.  Nexa also began a re-evaluation of the Florida Canyon resource model, which will continue through 2025.  This re-evaluation is intended to evaluate the upside potential as well as identify new high-priority drill targets within the current footprint of the deposit.

Lik project

The Lik project is an advanced-staged high-grade zinc project consisting of 47 contiguous Alaska state mining claims.  The project is held in a joint venture between Teck (50%) and Solitario (50%).

A PEA was completed in 2014 on the Lik deposit that envisioned an open pit mining operation with a 5,500 ton per day floatation mill for processing resulting in a nine-year mine life.  Concentrates would be handled through the DeLong Mountain Regional Transportation System road and port system that currently handles all concentrate produced by the nearby Red Dog zinc mine of Teck.  Alternate development scenarios might be developed utilizing Red Dog infrastructure under the control of Teck. However, no agreements are in place to develop such plans and are therefore hypothetical.

During 2024, Teck completed its ZTEM inversion process and an airborne geophysical program it completed in 2024. Teck also worked on a 3D geologic model and previously completed ground gravity geophysical survey as well as ongoing environmental site work. Teck believes there is potential for additional drill targets, based on ZTEM inversion modelling, geologic mapping, and ground gravity.  Solitario and Teck are in final discussions to fund a 2025 work program, with Teck acting as project manager. Currently, no drilling is anticipated for 2025 at the Lik project.

Other Properties

Chambara

The current claim holdings of Minera Chambara are 12 concessions totaling 9,661 hectares of valid concessions that surround the Florida Canyon project area held by Minera Bongará.  A limited amount of surface exploration has been conducted in recent years.  Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property.  Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government.

Cat Creek

Solitario leased a 100% interest in the Cat Creek project in south-central Colorado from a private third party in 2023.  Solitario has only conducted very limited work on the property to date and during 2024 secured permits for two drill hole locations.  Solitario is planning a limited exploration program at Cat Creek for 2025 and currently although no decision has been made to drill at Cat Creek during 2025.

2025 Planned Expenditures

Our 2025 total exploration budget is approximately $3,910,000 for our planned exploration expenditures.  This amount does not include any significant expenditures for our Florida Canyon project where our joint venture partner, Nexa, is responsible for 100% of exploration costs.  It includes $3,557,000 planned exploration expense at our Golden Crest project, including approximately $1,911,000 for drilling, pending permitting.  We will continue the evaluation of potential new acquisitions of properties primarily in the United States around the Golden Crest project as well as other regions of North and South America.  We expect to carry out our exploration activities during 2025 utilizing Teck at Lik, Nexa at Florida Canyon, and our own employees and contract geologists at Golden Crest and Cat Creek projects.

(g). Discontinued Projects

We recorded no mineral property impairments during 2024 or 2023.

(h). Significant Accounting Policies and Critical Accounting Estimates

See Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.  There has been no change to our assumptions, estimates or calculations during the year ended December 31, 2024.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Solitario Resources Corp. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statement of operations, statement of shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since July of 2023

Spokane, Washington

Firm ID is 444

March 11, 2025

SOLITARIO RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars, except share amounts)	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$81	$200
Short-term investments, at fair value	4,523	8,436
Investments in marketable equity securities, at fair value	1,322	1,032
Prepaid expenses and other	66	273
Total current assets	5,992	9,941

Mineral properties	16,701	16,646
Restricted cash – mineral property reclamation bonds	230	-
Other assets	117	170
Total assets	$23,040	$26,757

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$258	$593
Kinross call option liability	67	-
Operating lease liability	43	39
Total current liabilities	368	632

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	125
Operating lease liability	7	50
Total long-term liabilities	152	175

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2024 and 2023)	-	-
Common stock, $0.01 par value, authorized, 100,000,000 shares (81,638,418 and 79,586,358, respectively, shares issued and outstanding at December 31, 2024 and 2023)	816	796
Additional paid-in capital	84,714	82,796
Accumulated deficit	(63,010)	(57,642)
Total shareholders' equity	22,520	25,950
Total liabilities and shareholders' equity	$23,040	$26,757

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except per share amounts)	For the years ended December 31,
	2024	2023
Operating expenses
Exploration expense	$4,148	$2,378
Depreciation	27	25
General and administrative	1,879	1,712
Total operating expenses	6,054	4,115
Other (expense) income
Interest and dividend income	372	191
(Loss) gain on derivative instruments	(29)	31
Gain on sale of marketable equity securities	54	-
Unrealized gain on short-term investments	-	56
Unrealized gain on marketable equity securities	289	83
Total other income	686	361
Net loss	$(5,368)	$(3,754)
Net loss per common share
Basic and diluted	$(0.07)	$(0.05)
Weighted average shares outstanding
Basic and diluted (in thousands)	81,003	68,743

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands of U.S. Dollars)
except share amounts)			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	64,801,373	$648	$74,886	$(53,888)	$21,646

Stock-based compensation expense			247		247
Issuance of shares – option exercises	1,486,500	15	444		459
Issuance of shares – private placements, net	12,798,485	128	6,969		7,097
Issuance of shares – services	500,000	5	250		255
Net loss	-	-	-	(3,754)	(3,754)
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950

Stock-based compensation expense			666		666
Issuance of shares – ATM	1,802,060	18	1,200		1,218
Issuance of shares – option exercises	250,000	2	52		54
Net loss	-	-	-	(5,368)	(5,368)
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars)	For the years ended December 31,
	2024	2023
Operating activities:
Net loss	$(5,368)	$(3,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable equity securities	(289)	(83)
Unrealized gain on short-term investments	-	(56)
Gain on sale of marketable equity securities	(54)	-
Loss (gain) on derivative instruments	29	(31)
Stock-based compensation expense	666	247
Depreciation	27	25
Amortization of right of use lease asset	42	41
Increase in asset retirement and reclamation liabilities	20	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	207	20
Accounts payable and other current liabilities	(379)	328
Net cash used in operating activities	(5,099)	(3,263)

Investing activities:
Sale (purchase) of short-term investments – net	3,913	(4,429)
Additions to mineral properties	(55)	-
Sale of marketable equity securities	54	-
Sale of derivative instruments – net	38	31
Additions to other assets	(12)	(11)
Net cash (used by) provided by investing activities	3,938	(4,409)

Financing activities:
Issuance of common stock from private placements – net of issuance costs	1,218	7,097
Issuance of common stock upon exercise of stock options	54	459
Net cash provided by financing activities	1,272	7,556

Net increase (decrease) in cash and cash equivalents	111	(116)
Cash, cash equivalents and restricted cash, beginning of year	200	316
Cash, cash equivalents and restricted cash, end of year	$311	$200

Non-cash financing and investing activities:
Issuance of shares of common stock for services	-	$255
Recognition of operating lease liability and right of use asset	-	$87

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

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

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon project"), its interest in the Lik zinc project in Alaska (the “Lik project”), and its Golden Crest project in South Dakota (the “Golden Crest project”) to be its core mineral property assets.  Solitario also has its Cat Creek project, an early-stage exploration project in Colorado (the “Cat Creek project”).  Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at the Florida Canyon project.  Solitario is working with its 50% joint venture partner in the Lik project, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project.   Solitario is conducting mineral exploration on the Golden Crest project and the Cat Creek project on its own.

As of December 31, 2024, Solitario has balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon project, the Lik project, the Golden Crest project and the Cat Creek project, and to potentially acquire additional mineral property assets.  The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

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

Revenue recognition

Solitario’s policy is to recognize revenue from the sale of its exploration mineral properties (those without reserves) on a property-by-property basis, computed as the cash received and / or collectable receivables less any capitalized cost.  Payments received for the sale of exploration property interests that are less than the properties cost are recorded as a reduction of the related property's capitalized cost.  In addition, Solitario’s policy is to recognize revenue on any receipts of joint venture property payments in excess of its capitalized costs on a property that Solitario may lease to another mining company. Solitario has not recorded revenue from the sale of exploration mineral properties or joint venture property payments during 2024 or 2023.

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

Cash and cash equivalents

Cash equivalents generally include investments securities with original maturities of three months or less when purchased.  Cash equivalents at December 31, 2024 include approximately $44,000 held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments.  Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice.  Solitario’s money market funds of $4,523,000 and $7,738,000, respectively, at December 31, 2024 and 2023 are included in short-term investments.

Restricted cash

Solitario’s restricted cash represents investments in certificates of deposit and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash is reported in a separate line on the consolidated balance sheets and totaled $230,000 at December 31, 2024.  There were no restricted cash amounts at December 31, 2023.  Cash, excluding restricted cash, at December 31, 2024 and 2023 was $81,000 and $200,000, respectively.

Short-term investments

Solitario’s short-term investments at December 31, 2024 consists of its investment of $4,523,000 in a money market account held in a brokerage firm.  At December 31, 2023 Solitario’s short term investments included a money market account of $7,738,000 and United States Treasury Securities (“USTS”) of $698,000 with maturities between one and two months.  Interest income and unrealized gains or losses are recorded in the statement of operations in the period when they occur.

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

Level 2 : Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2024 and 2023.  Potentially dilutive shares, consisting of outstanding common stock options of 5,348,500 and 3,828,500, respectively, exercisable for Solitario common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2024 and 2023 because the effects were anti-dilutive.

Employee stock compensation and incentive plans

Solitario classifies all of its stock options as equity options in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.”  Solitario calculates grant date fair value of options based upon a Black-Scholes model utilizing the vesting term of the option, the grant date historical volatility and the risk-free interest rate on the date of grant.  The grant date fair value is amortized on a straight-line basis over the vesting term of the option, and the stock-based compensation is charged to the statement of operations and credited to additional-paid-in-capital. Solitario accounts for forfeitures in the year they occur. See Note 10, “Employee Stock Compensation Plans,” below.

Reclamation and asset retirement obligations

Reclamation obligations associated with Solitario’s exploration activities are recognized when an obligation is incurred, can be reasonably estimated and not concurrently remediated. Expected reclamation costs are periodically reviewed and adjusted to reflect changes related to on-going exploration activities, inflation and on-going activities that reduce potential future reclamation liabilities. Exploration reclamation liabilities on properties without asset retirement obligations are charged to expense when incurred.

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

Segment reporting

Solitario operates as a single operating segment in accordance with FASB ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.    All financial information is presented on a consolidated basis and reviewed by Solitario’s Chief Executive Officer as the Chief Operating Decision Maker (CODM).   The CODM uses consolidated net loss, as presented in the consolidated statement of operations, to assess segment performance and allocate resources.   The measure of segment assets is reported on the balance sheet as total consolidated assets.

Adopted accounting pronouncements

The Company has adopted ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.

Recent accounting pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025.  Early adoption and retrospective application of the amendments are permitted.  Solitario does not anticipate early adoption.  Solitario is evaluating the new guidance and has not yet determined the impact of ASU 2023-05 on its consolidated financial statements.

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

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, interest rate volatility, and volatility and disruption in national and international financial markets.

2. Mineral Properties:

The following table details Solitario’s capitalized mineral properties:

(in thousands)	December 31,
	2024	2023
Exploration
Lik project (Alaska – US)	$15,611	$15,611
Golden Crest (South Dakota – US)	1,078	1,035
Cat Creek (Colorado – US)	12	-
Total exploration mineral properties	$16,701	$16,646

Exploration property

Solitario's exploration mineral properties at December 31, 2024 and 2023 consist of use rights related to its exploration properties.  The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs.  At December 31, 2024, none of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves.  Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Golden Crest

On May 27, 2021, Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota.  The GC Claims are part of Solitario’s Golden Crest project.  Terms of the Golden Crest Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and a required payment to the underlying owner of $60,000 at the first anniversary date during 2022.  Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments.  In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over five years that total $340,000 and annual payments of $150,000 thereafter, which will be expensed as paid.  All required payments have been made through December 31, 2024 and 2023.  Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000.  In order to maintain the leases in good standing, Solitario has agreed to escalating work commitments on the GC Claims and an area of interest around the GC claims totaling $3,000,000 during the first five years of the lease, with first and second-year minimum exploration expenditures of $400,000 during 2023, and $600,000 during 2024, which Solitario exceeded during both 2023 and 2024. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

Through December 31, 2024, Solitario has staked additional mineral claims, including some claims included in an area of interest of the GC Claims and claims not related to the GC Claims, as part of the Golden Crest project.  As of December 31, 2024, Solitario has capitalized costs for staking, initial filing fees, legal and other costs of $1,078,000 as initial acquisition costs related to the Golden Crest project.  During 2024 Solitario purchased a certificate of deposit of $100,000 for reclamation bonding as part of the Golden Crest drilling permit received and is recorded as restricted cash in the consolidated balance sheet at December 31, 2024.

Lik Property

Solitario holds a 50% operating interest in the Lik zinc-lead sliver property in northwest Alaska, which we acquired as part of the acquisition of Zazu Metals Corporation (“Zazu”) in July 2017.  Solitario recorded its acquisition cost of $15,611,000 as mineral property at the date of acquisition.  Teck is Solitario’s 50% partner on the Lik project and acted as the project manager during 2024 and 2023.  Teck and Solitario share exploration expenditures at Lik on a 50/50 basis, with Teck earning a manager’s fee of ten percent of the total expenditures of which Solitario contributes one-half to Teck.  All of Solitario’s share of expenditures at Lik are included in exploration expense for the years ended December 31, 2024 and 2023.

Florida Canyon

Solitario has an interest in its Florida Canyon exploration concessions, which are currently subject to a joint venture agreement where joint venture partners made stand-by joint venture payments to Solitario prior to January 1, 2015.  Solitario previously recorded joint venture property payment revenue received in excess of capitalized costs.  Per the joint venture agreement, as of December 31, 2024 and 2023, no further standby joint-venture payments are due to Solitario on the Florida Canyon project.  At December 31, 2024 and 2023, Solitario has no remaining capitalized costs related to its Florida Canyon joint venture.  Per the joint venture agreement with Nexa covering the Florida Canyon project, Solitario currently holds a 39% interest in the Florida Canyon project.  Nexa is required to fund 100% of exploration expenditures at the Florida Canyon project, until Nexa commits to put the project into production based upon a positive feasibility study, at which time Nexa’s interest will increase from its current 61% interest to a 70% interest.

Cat Creek

During 2023 Solitario entered into a lease agreement with Cat Creek LLC, the underlying owner of certain mineral claims in Colorado covering the Cat Creek project (the “Cat Creek Agreement”).  During 2024 Solitario capitalized its initial payments of $12,000 related to the Cat Creek project.  Per the terms of the Cat Creek Agreement, to maintain the lease, Solitario has agreed to pay, at its option, additional annual payments totaling $127,000 through July 2028, of which $12,000 has been paid through December 31, 2024.  In addition, to maintain the lease, Solitario has agreed to escalating work commitments on the Cat Creek claims and the related area of interest around the Cat Creek claims totaling $2,270,000 through December 31, 2029, with additional work commitments totaling $750,000 per year until December 2033. Solitario has exceeded the minimum exploration expenditure required through December 31, 2024.  The underlying owner retained a 2.0% Net Smelter Return royalty.  Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.  During 2024 Solitario purchased a certificate of deposit of $130,000 for reclamation bonding as part of the Cat Creek drilling permit received and is recorded as restricted cash in the consolidated balance sheet at December 31, 2024.

Exploration Expense

The following items comprised exploration expense:

	For the year ended December 31,
(in thousands)	2024	2023
Geologic and field expenses	$3,939	$2,176
Administrative	209	202
Total exploration expense	$4,148	$2,378

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

As of December 31, 2024 and 2023, Solitario has no reclamation liability at its Florida Canyon project as Nexa is responsible for the costs at Florida Canyon, including reclamation, if any. In addition, the activities to date at Solitario’s Cat Creek project of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario is also involved in certain matters concerning its 2024 drilling program remediation at its Golden Crest project. Generally, the bulk of remediation at Golden Crest associated with its 2024 drilling program was carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of December 31, 2024. At December 31, 2024, Solitario has recorded a reclamation liability of $20,000, included in asset retirement and reclamation liabilities related to the Golden Crest project.

3. Marketable Equity Securities

During 2024 Solitario sold 100,000 shares of Highlander Silver Corp. common stock for proceeds of $54,000 and recorded a realized gain on sale of $54,000. Solitario did not sell any of its marketable equity securities during 2023.

At December 31, 2024 and 2023 Solitario owns the following marketable equity securities:

	As of December 31, 2024		As of December 31, 2023
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp	100,000	$927	100,000	$605
Vendetta Mining Corp.	7,750,000	81	7,750,000	118
Vox Royalty Corp.	134,055	314	134,055	276
Highlander Silver Corp.	-	-	100,000	33
Total		$1,322		$1,032

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	Year ended December 31,
	2024	2023
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	(118)	(408)
Marketable equity securities at fair value	$1,322	$1,032

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Year ended December 31,
	2024	2023
Unrealized gain on marketable equity securities	$290	$83
Realized gain on marketable equity securities sold	54	-
Net gain on marketable equity securities	$344	$83

4. Operating Lease

Solitario leases one facility, its Wheat Ridge, Colorado administrative office (the “WR Lease”), that has a term of more than one year. Solitario has no other significant operating lease costs. The WR Lease was extended in October 2023 to February 2026 and Solitario recorded a net increase in right of use assets of $87,000 during 2023 upon the extension of the WR Lease. The WR Lease is classified as an operating lease and has a remaining term of 14 months at December 31, 2024. The right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as a current office lease liability, for the portion of the liability due in one year and a long-term liability for the balance in the consolidated balance sheet. Lease expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During 2024 and 2023, Solitario recognized $42,000 and $41,000, respectively, of lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $44,000 and $40,000, respectively, were made on the WR Lease during 2024 and 2023. The discount rate within the WR Lease is not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital in recording the WR Lease. Solitario has $52,000 remaining cash payments as of December 31, 2024, of which $2,000 is imputed interest on the WR Lease, and Solitario has recorded the remaining $50,000 lease liability as $43,000 as a current liability and $7,000 as non-current liability in the consolidated balance sheet.

5. Other Assets

The following items comprised other assets:

(in thousands)	December 31,
	2024	2023
Furniture and fixtures, net of accumulated depreciation	$66	$83
Right of use office lease asset	47	83
Exploration bonds and other assets	4	4
Total other assets	$117	$170

6. Income Taxes :

The net deferred income tax assets/liabilities in the December 31, 2024 and 2023 consolidated balance sheets include the following components:

(in thousands)	2024	2023
Deferred tax assets:
Loss carryovers	$12,806	$12,403
Mineral Property	1,669	1,669
Capitalized Exploration Costs	1,771	841
Stock option compensation expense	292	129
Other	162	175
Unrealized loss on short-term investments	29	100
Lease Liability	12	19
Valuation allowance	(16,722)	(15,301)
Total deferred tax assets	19	35
Deferred tax liabilities:
Unrealized gains on marketable equity securities	-	1
Lease Asset	11	21
Basis difference on fixed assets	8	13
Total deferred tax liabilities	19	35
Net deferred tax liabilities	$-	$-

The U.S. Federal Statutory Tax Rate for 2024 is 21%.  The reconciliation of the expected income tax expense (benefit) and the actual income tax expense (benefit) is as follows:

(in thousands)	2024	2023
Expected income tax benefit	$(1,127)	$(788)
Equity based compensation	-	(23)
Foreign tax rate differences	(7)	(19)
State income tax	(181)	(160)
Change in valuation allowance	1,421	992
Prior year return reconciliation	(104)	-
Permanent differences and other	(2)	(2)
Income tax (benefit) expense	$-	$-

Solitario has U.S. Federal net operating loss (NOL) carryovers of $27,471,000 as of December 31, 2024.  Under the Tax Cuts and Jobs Act (“TCIA”) Federal NOL’s incurred in taxable years beginning in 2018 and later have an indefinite carryforward period, but the use of the NOL carryover is limited to 80% of taxable income in the subsequent year.  Federal NOL carryovers incurred prior to 2018 expire after 20 years.  Solitario has $12,769,000 of Federal NOL carryovers incurred prior to 2018 which begin expiring in 2027.  Solitario has State NOL carryovers in Colorado, Montana, and Alaska of $27,833,000 which begin expiring in 2026.  Solitario has Canadian and Peruvian NOL carryovers of $19,155,000 which begin expiring in 2027.  Solitario has U.S. Federal and State capital loss carryovers of $414,000 which begin expiring in 2026.  NOL carryovers and capital loss carryovers are a benefit to Solitario in the form of future tax savings and such carryovers are recorded as deferred tax assets, subject to a valuation allowance.  Solitario has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

7. Derivative Instruments:

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross included in Marketable Equity Securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.  During 2024, Solitario sold covered calls against its holdings of Kinross for net proceeds of $38,000, recorded an unrecognized loss of $29,000 during the year ended December 31, 2024 and recorded a liability for its outstanding covered call at December 31, 2024 of $67,000.  At December 31, 2024 Solitario has outstanding covered calls against all of its holdings of Kinross common stock with an exercise price of $10.00 per share with an exercise date of May 16, 2025.  During 2023, Solitario sold covered calls against its holdings of Kinross for cash proceeds of $31,000 all of which expired unexercised.

8. Fair Value of Financial Instruments:

For certain of Solitario's financial instruments, including cash and cash equivalents, and short-term investments the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities, including its investment in shares of Kinross common stock, Vendetta common stock, and Vox Royalty common stock are carried at their estimated fair value based on publicly available quoted market prices.

Solitario applies ASC 820 that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements within a hierarchy between Level 1: quoted market prices; Level 2 quoted market prices for similar assets and liabilities; and Level 3: unobservable inputs with little or no market data.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  During the years ended December 31, 2024 and 2023, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$4,523	$-	$-	$4,523
Marketable equity securities	$1,322	$-	$-	$1,322
Liabilities
Kinross calls	$67	$-	$-	$67

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

Items measured at fair value on a recurring basis:

Short-term investments: At December 31, 2024 and 2023 Solitario has $4,523,000 and $7,738,000, respectively, in a money market account included in short-term investments.  In addition, at December 31, 2023, Solitario’s holdings include short-term investments of USTS recorded at their fair values of $698,000 based upon quoted market prices.

Marketable equity securities: At December 31, 2024 and 2023, the fair value of Solitario’s holdings in shares of Vendetta, Kinross, and Vox Royalty marketable equity securities are based upon quoted market prices.

During the year ended December 31, 2024 and 2023, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

9. Commitments and Contingencies:

At December 31, 2024 and 2023, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000 and $125,000, respectively, related to its Lik and Golden Crest projects.  See Note 2 “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of December 31, 2024 of $52,000 through February 2026.

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

On June 20, 2023, Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”).  Under the terms of the 2023 Plan, a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants.  Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units.  The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.  The 2023 Plan has a term of 10 years.  As of December 31, 2024, awards for a total of 2,175,000 options have been granted under the 2023 Plan.

a.) Stock option grants

The following table shows the grant date fair value of Solitario’s awards during 2024 and 2023 pursuant to the 2023 Plan.  There were no grants under the 2013 Plan in 2024 or 2023.

Grant Date	06/07/24	11/16/23 (1)
Plan	2023 Plan	2023 Plan
Option – grant date price	$0.85	$0.51
Options granted	2,125,000	50,000
Expected life years	5.0	5.0
Expected volatility	72%	72%
Risk free interest rate	4.3%	4.4%
Weighted average fair value	$0.53	$0.32
Grant date fair value	$1,120,000	$16,000

(1)	Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

b.) Stock option activity

During 2024 and 2023, options for 250,000 and 1,486,500, respectively, shares of common stock were exercised for proceeds of $54,000 and $459,000 respectively.  The following table summarizes the activity for stock options outstanding under the 2023 Plan and the 2013 Plan for the years ended December 31, 2024 and 2023:

	2024			2023
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value (1)(2)	Options	Price	Value (1)(2)

Outstanding, beginning of year	3,828,500	$0.47		5,390,000	$0.42
Granted	2,125,000	$0.85		50,000	$0.51
Exercised	(250,000)	$0.22	$144,000	(1,486,500)	$0.31	$338,000
Expired	-	$		-
Forfeited	(355,000)	0.60		(125,000)	$0.31
Outstanding, end of year	5,348,500	$0.62	$405,000	3,828,500	$0.47	$1,034,000
Exercisable, end of year	3,228,500	$0.52	$403,000	2,576,000	$0.41	$899,000

(1)	Intrinsic value based upon December 31, 2024 and 2023 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.59 and $0.56, respectively, per share.
(2)	For options exercised during 2024 and 2023 the intrinsic value based upon the price of a share of Solitario common stock as quoted on the NYSE American on the date of exercise of each option.

During the years ended December 31, 2024 and 2023, Solitario recorded $666,000 and $247,000, respectively, of stock-based compensation expense under its 2023 Plan and 2013 Plan for the amortization of the grant date fair value of each of its outstanding options with a credit to additional paid-in-capital.  At December 31, 2024, the total unrecognized stock option compensation cost related to non-vested options is $841,000 and is expected to be recognized over a weighted average period of 25 months.  At December 31, 2024, the average remaining contractual life of Solitario’s outstanding options is 2.9 years. At December 31, 2024, the average remaining contractual life of Solitario’s vested options is 2.2 years.

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

On November 16, 2023, Solitario entered into a consulting and capital markets advisory contract (the “Consulting Contract”) with an independent advisory firm, in consideration for the issuance of 500,000 shares which were issued on December 6, 2023, at the closing market price of $0.51 per share as quoted on the NYSE-American. The issuance of the shares was made through a subscription agreement between Solitario and the advisory firm. The shares were issued pursuant to an exemption from registration under United States and Canadian securities laws. The Consulting Contract is for a period of one-year and Solitario recorded a pre-paid expense of $255,000 for the issuance of the shares. No cash was paid for the issuance of the shares. The pre-paid expense was being amortized over the one-year term of the Consulting Contract and Solitario recorded $223,000 and $32,000, respectively, during 2024 and 2023 in general and administrative expense related to the Consulting Contract.

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”).   The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary as between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.  During 2023, Solitario recorded $46,000 as a charge to additional paid-in-capital for one-time expenses related to the amendment of the ATM Agreement.

During 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.  Solitario did not sell any shares under the ATM program during 2023.

12. Subsequent Events

Solitario has evaluated events subsequent to December 31, 2024, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. No events have occurred requiring recognition or disclosure through the date of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

During the quarter ended December 31, 2024, none of Solitario’s directors or officers informed Solitario of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to the information set forth in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 pursuant to Section 14(a) of the Exchange Act (the "2025 Proxy").

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to the information set forth in the 2025 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information with respect to our equity compensation plan included below, the information with respect to Item 12 is incorporated herein by reference to the information set forth in the 2025 Proxy.

Shares authorized for issuance under equity compensation plans.

On June 18, 2013, Solitario’s shareholders approved the 2013 Plan, which expired in April 2023.  On June 29, 2017, Solitario’s shareholders approved an amendment to the 2013 Plan which increased the number of shares of common stock available for issuance under the 2013 Plan from 1,750,000 to 5,750,000.  Under the terms of the 2013 Plan, the Board of Directors or a committee appointed by the Board of Directors was permitted to grant awards to directors, officers, employees and consultants in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units.  Awards granted prior to the 2013 Plan’s expiration were made pursuant to and continue to be subject to the terms and conditions of the 2013 Plan.  The 2013 Plan expired in April 2023, and no additional awards may be granted under the 2013 Plan. However, awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms.

On June 20, 2023, Solitario’s shareholders approved the 2023 Plan.  Under the terms of the 2023 Plan, a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants.  Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units.  The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors.  The 2023 Plan has a term of 10 years.

On June 7, 2024, the Board of Directors granted options to acquire 2,125,000 shares of Solitario common stock under the 2023 Plan.  The options have an exercise price of $0.85 per share, a five-year term, vested 25% on the date of grant, vest 25% on each of the next three anniversary dates and have a grant date fair value of $1,120,000 based upon a Black-Scholes model, with a 72% volatility and a 4.3% risk-free interest rate.  On November 16, 2023, the Board of Directors granted options to acquire 50,000 shares of Solitario common stock under the 2023 Plan.  The options have an exercise price of $0.51 per share, a five-year term, vested 25% on the date of grant, vest 25% on each of the next three anniversary dates and have a grant date fair value of $16,000 based upon a Black-Scholes model, with a 72% volatility and a 4.4% risk-free interest rate.

Equity Compensation Plan Information as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2013 Plan – US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2023 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,175,000	0.85	2,825,000
Equity compensation plans not approved by security holders	-	N/A	-
Total 2023 Plan	2,175,000	0.85	2,825,000
2013 Plan
Equity compensation plans approved by security holders	3,173,500	0.47	-
Equity compensation plans not approved by security holders	-	N/A	-
Total 2013 Plan	3,173,500	0.47	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to Item 13 is incorporated herein by reference to the information set forth in the 2025 Proxy.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to the information set forth in the 2025 Proxy.

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

SOLITARIO RESOURCES CORP.

By:	/s/ James R. Maronick
James R. Maronick Chief Financial Officer

Date:	March 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Herald
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	March 11, 2025

/s/ James R. Maronick
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	March 11, 2025

/s/ John Labate
John Labate
A majority of
/s/ Brian Labadie	the Board of	March 11, 2025
Brian Labadie	Directors

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

10.4

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

10.5#	First Amendment to the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 29, 2017)

10.6#	2023 Stock and Incentive Plan (incorporated by reference to Appendix B to Solitaro’s definitive proxy statement on Schedule 14A filed with the SEC on April 28, 2023)

10.7	Form of Award Agreement for the 2023 Solitario Stock and Incentive Plan (incorporated by reference to Exhibit 10-7 to Solitario’s Form 10-K filed on March 22, 2024)

10.8	At The Market Offering Agreement between Solitario Resources Corp. and H.C. Wainwright & Co., LLC, dated February 2, 2021 (incorporated by reference to Solitario’s Form 8-K filed on February 2, 2021)

10.9

Amendment to At the Market Offering Agreement between Solitario Resources Corp. and H.C. Wainwright & Co., LLC, dated December 19, 2023 (incorporated by reference to Exhibit 1.2 to Solitario’s Form S-3 Amendment No. 1 filed on December 20, 2023)

10.10	Purchase Agreement by and between Solitario Recourses Corp. and Newmont Overseas Exploration Ltd. (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed August 2, 2023)

10.11

Investor Rights Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. dated July 31, 2023 (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on August 2, 2023)

10.11	Mining Lease Between Golden Crest II, LLC and Solitario Resources Corp., dated May 27, 2021 (incorporated by reference to Exhibit 10.12 to Solitario’s Form 10-K filed on March 22, 2024)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

19.1	Solitario Resources Corp. Confidentiality and Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Solitario’s Form 10-K filed on March 22, 2024)

21.1*	Subsidiaries of Solitario Resources Corp.

23.1*	Consent of Assure CPA, LLC

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1	Technical Report Summary for the Florida Canyon Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

96.2	Technical Report Summary for the Lik Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

97*	Solitario Resources Corp. Compensation Recoupment Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97 to Solitario’s Form 10-K filed on March 22, 2024)

101*

The following materials from the  Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements.

*    Filed herewith

#    Designates a management contract, or a compensatory plan or arrangement.

