Form 10-Q
period 2025-03-31
SOLITARIO RESOURCES CORP.
filed 2025-05-02
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2025

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

 There were 82,666,918 shares of $0.01 par value common stock outstanding as of May 1, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$189	$81
Short-term investments	3,973	4,523
Investments in marketable equity securities, at fair value	1,706	1,322
Prepaid expenses and other	66	66
Total current assets	5,934	5,992

Mineral properties	16,701	16,701
Restricted cash – mineral property reclamation bonds	230	230
Other assets	101	117
Total assets	$22,966	$23,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$217	$258
Kinross call option liability	273	67
Operating lease liability	40	43
Total current liabilities	530	368

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	145
Operating lease liability – long-term	-	7
Total long-term liabilities	145	152

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2025 and December 31, 2024)	-	-
Common stock, $0.01 par value, authorized 100,000,000 shares (82,416,918 and 81,638,418 shares, respectively, issued and outstanding at March 31, 2025 and December 31, 2024)	824	816
Additional paid-in capital	84,988	84,714
Accumulated deficit	(63,521)	(63,010)
Total shareholders’ equity	22,291	22,520
Total liabilities and shareholders’ equity	$22,966	$23,040

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)	Three months ended March 31,
	2025	2024
Operating expenses:
Exploration expense	$239	$354
Depreciation	7	7
General and administrative	490	472
Total operating expenses	736	833
Other income (loss):
Interest and dividend income	46	95
Unrealized loss on derivative instruments	(206)	-
Unrealized gain on marketable equity securities	385	8
Total other income	225	103
Net loss	$(511)	$(730)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	81,687	79,624

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(511)	$(730)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	7
Amortization of right of use lease asset	10	9
Unrealized gain on marketable equity securities	(385)	(8)
Unrealized loss on derivative instruments	206	-
Stock-based compensation expense	126	59
Changes in operating assets and liabilities:
Prepaid expenses and other	-	68
Accounts payable and other current liabilities	(51)	(396)
Net cash used in operating activities	(598)	(991)
Investing activities:
Sale of short-term investments, net	550	918
Net cash provided by investing activities	550	918
Financing activities:
Issuance of common stock upon exercise of stock options	156	14
Net cash provided by financing activities	156	14

Net (decrease) increase in cash and cash equivalents	108	(59)
Cash and cash equivalents, beginning of period	81	200
Cash and cash equivalents, end of period	$189	$141

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation. In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either independently or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that would continue to advance the property. Solitario has never developed a property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario from time-to-time also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties. Revenues and / or proceeds from the sale or joint venture of properties or assets, although potentially significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon Project”), its interest in the Lik zinc project in Alaska (the “Lik Project”), and its Golden Crest project in South Dakota (the “Golden Crest Project”) to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon Project and Solitario is monitoring progress at the Florida Canyon Project. Solitario is working with its 50% joint venture partner in the Lik Project, Teck American Incorporated, a wholly-owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik Project. In addition, Solitario has an early-stage project, the Cat Creek project in Colorado (the “Cat Creek Project”). Solitario is conducting mineral exploration on its Golden Crest Project and the Cat Creek Project on its own.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2025 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation of the interim results as presented. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2025.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025 (the “2024 Annual Report”). The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim financial statement presentation.

Adopted accounting pronouncements

Solitario has adopted Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, issued by the financial Accounting Standards Board (“FASB”) in August 2023, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU No. 2023-05 did not have a material impact on Solitario’s consolidated financial position or results of operations.

Solitario has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, issued by the FASB in in December 2023 which amended income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 were effective for public business entities for fiscal years beginning after December 15, 2024 and are applied prospectively. The adoption of ASU No. 2023-09 did not have a material impact on Solitario’s consolidated financial position or results of operations.

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, interest rate volatility, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Item 1A of our 2024 Annual Report and generally identified under the heading “Forward-Looking Statements.”

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2025, $35,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At March 31, 2025 Solitario’s money market funds of $3,973,000 are included in short-term investments.

Segment reporting

Solitario operates as a single operating segment in accordance with FASB ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.All financial information is presented on a consolidated basis and reviewed by Solitario’s Chief Executive Officer as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net loss, as presented in the condensed consolidated statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of outstanding common stock during the three months ended March 31, 2025 and 2024. Potentially dilutive shares related to outstanding common stock options of 4,570,000 and 3,778,500, respectively, for the three months ended March 31, 2025 and 2024 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	March 31,	December 31,
	2025	2024
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Total exploration mineral properties	$16,701	$16,701

Solitario's mineral properties at March 31, 2025 and December 31, 2024 consist of use rights related to its exploration properties.  The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs.  None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves.  Solitario's mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2025	2024
Geologic and field expenses	$162	$257
Administrative	77	97
Total exploration costs	$239	$354

Asset Retirement Obligation and Reclamation Liabilities

                Solitario recorded an asset retirement obligation of $125,000 upon the acquisition of the Lik Project for Solitario’s estimated reclamation cost of the existing disturbance at the Lik Project.  This disturbance consists of an exploration camp including certain drill sites and access roads at the camp.  The estimate was based upon estimated cash costs for reclamation as determined by Solitario and its joint venture partner, Teck, and is supported by a permitting bond required by the State of Alaska, for which Solitario has retained a reclamation bond insurance policy in the event Solitario or Teck do not complete required reclamation.

Solitario has not applied a discount rate to the recorded asset retirement obligation as the estimated time frame for reclamation is not currently known, as completion of reclamation is not expected to occur until the end of the related project life, which would follow future development and operations, the start of which cannot be estimated or assured at this time. Additionally, no depreciation will be recorded on the related asset for the asset retirement obligation until the Lik project goes into operation, which cannot be assured.

As of March 31, 2025 and December 31, 2024, Solitario has no reclamation liability at its Florida Canyon Project as Nexa is responsible for the costs at the Florida Canyon Project, including reclamation, if any. In addition, the activities to date at Solitario’s Cat Creek project of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario is also involved in certain matters concerning its 2024 drilling program remediation at its Golden Crest Project. Generally, the bulk of remediation at Golden Crest Project associated with its 2024 drilling program was carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of March 31, 2025. At March 31, 2025 and December 31, 2024, Solitario has a reclamation liability of $20,000, included in asset retirement and reclamation liabilities related to the Golden Crest project.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At March 31, 2025 and December 31, 2024, Solitario owned the following marketable equity securities:

	March 31, 2025		December 31, 2024
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp.	100,000	$1,261	100,000	$927
Vendetta Mining Corp.	7,750,000	54	7,750,000	81
Vox Royalty Corp.	134,055	391	134,055	314
Total		$1,706		$1,322

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2025	December 31, 2024
Marketable equity securities at cost	$1,440	$1,440
Cumulative unrealized loss on marketable equity securities	266	(118)
Marketable equity securities at fair value	$1,706	$1,322

During the three months ended March 31, 2025 and 2024, Solitario did not sell any marketable equity securities, and the increase in the fair value in its marketable equity securities of $385,000 and $8,000, respectively during the three months ended March 31, 2025 and 2024 was related to unrealized gain on marketable equity securities.

4. Leases

Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year (the “WR Lease”). The WR Lease is classified as an operating lease and has a remaining term of 11 months at March 31, 2025, with no renewal option. At March 31, 2025 and December 31, 2024, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three months ended March 31, 2025 and 2024, cash lease payments of $11,000 and $11,000, respectively, were made on the WR Lease. During the three months ended March 31, 2025 and 2024, Solitario recognized $10,000 and $9,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at March 31, 2025:

Future lease payments (in thousands)
Remaining payments 2025	$34
2026	7
Total lease payments	41
Less amount of payments representing interest	(1)
Present value of lease payments	$40

5 Other Assets

Other assets consisted of the following items:

(in thousands)	March 31,	December 31,
	2025	2024
Furniture and fixtures, net of accumulated depreciation	$60	$66
Right of use office lease asset	37	47
Exploration bonds and other assets	4	4
Total other assets	$101	$117

6. Fair Value of Financial Instruments

During the three months ended March 31, 2025 and 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$3,973	$-	$-	$3,973
Marketable equity securities	$1,706	$-	$-	$1,706
Liabilities
Kinross calls	$273	$-	$-	$273

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$4,523	$-	$-	$4,523
Marketable equity securities	$1,322	$-	$-	$1,322
Liabilities
Kinross calls	$67	$-	$-	$67

7. Derivative Instruments

From time-to-time Solitario has sold covered call options against its holdings of shares of common stock of Kinross Gold Corp. (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls is to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. In August 2024, Solitario sold covered calls against its holdings of Kinross for net proceeds of $39,000. Solitario has recorded a liability for its outstanding covered call of $273,000 and $67,000, respectively, at March 31, 2025 and December 31, 2024. Solitario recorded an unrealized loss on derivative instruments of $206,000 during the three months ended March 31, 2025 related to its Kinross calls. At March 31, 2025 Solitario has outstanding covered calls against all of its holdings of Kinross common stock with an exercise price of $10.00 per share and an expiration date of May 16, 2025.

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

At both March 31, 2025 and December 31, 2024, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2025 and 2024, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

At March 31, 2025 and December 31, 2024, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000, related to its Lik Project and Golden Crest Project. See Note 2 “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of March 31, 2025 of $41,000 through February 2026.

10. Employee Stock Compensation Plans

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

As of March 31, 2025 and December 31, 2024, there were options outstanding under the 2013 Plan to acquire 2,395,000 and 3,273,500 shares of Solitario common stock. Of these, as of March 31, 2025 and December 31, 2024, there were options that are vested and exercisable to acquire 1,893,750 and 2,672,250 shares, respectively, of Solitario common stock, with exercise prices at between $0.20 and $0.67 per share. As of March 31, 2025, the outstanding stock options under the 2013 Plan have an intrinsic value of $98,000 and a weighted average life of 2.11 years. During the three months ended March 31, 2025 and 2024, options granted under the 2023 Plan for 778,500 and 50,000 shares, respectively, were exercised for proceeds of $156,000 and $14,000, respectively.

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

As of March 31, 2025 and December 31, 2024, there were options outstanding under the 2023 Plan to acquire 2,175,000 and 2,175,000 shares, respectively, of Solitario common stock. Of these, as of March 31, 2025 and December 31, 2024 there were options that are vested and exercisable to acquire 556,250 and 556,250, shares, respectively, of Solitario common stock, with exercise prices between $0.51 and $0.85 per share. As of March 31, 2-2025, the outstanding stock options under the 2023 Plan have an intrinsic value of $4,000 and a weighted average life of 4.42 years. During the three months ended March 31, 2025 and 2024, Solitario did not grant any awards under the 2023 Plan and no options were exercised under the 2023 Plan.

Stock-based compensation expense

During the three months ended March 31, 2025 and 2024, Solitario recorded stock-based compensation expense of $126,000 and $59,000, respectively, included in general and administrative expense. At March 31, 2025, the total unrecognized stock option compensation cost related to non-vested options was $715,000 and is expected to be recognized over a weighted average period of 23 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2025:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520
Stock-based compensation expense	-	-	126	-	126
Issuance of shares- option exercises	778,500	8	148	-	156
Net loss	-	-	-	(511)	(511)
Balance at March 31, 2025	82,416,918	$824	$84,988	$(63,521)	$22,291

Shareholders’ Equity for the three months ended March 31, 2024:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950
Stock-based compensation expense	-	-	59	-	59
Issuance of shares- option exercises	50,000	-	14	-	14
Net loss	-	-	-	(730)	(730)
Balance at March 31, 2024	79,636,358	$796	$82,869	$(58,372)	$25,293

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. Solitario did not sell any shares under the ATM Program during the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2024 and 2023, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2024 Annual Report. Solitario's financial condition and results of operations are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the acquisition and exploration of precious metals, zinc and other base metal exploration mineral properties. However, we continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, from time-to-time we also evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At March 31, 2025, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik Project in Alaska to be our core mineral property assets. In addition, we own the Cat Creek Project in Colorado, which has not been explored to the degree of any of our three core assets, described above. We are conducting exploration activities in the United States on our own at the Golden Crest and Cat Creek Projects and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project. We also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of March 31, 2025, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik Project, Florida Canyon Project, Golden Crest Project and Cat Creek Project; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, rising geopolitical tension, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

(b) Results of Operations

Comparison of the quarter ended March 31, 2025 to the quarter ended March 31, 2024

We had a net loss of $511,000 or $0.01 per basic and diluted share for the three months ended March 31, 2025 compared to a net loss of $730,000 or $0.01 per basic and diluted share for the three months ended March 31, 2024. As explained in more detail below, the primary reasons for the decrease in the net loss in the three months ended March 31, 2025 compared to the loss in the three months ended March 31, 2024 were (i) a decrease in exploration expense to $239,000 during the three months ended March 31, 2025 compared to exploration expense of $354,000 during the three months ended March 31, 2024; and (ii) an increase in unrealized gain on marketable equity securities to $385,000 during the three months ended March 31, 2025 compared to an unrealized gain on marketable equity securities of $8,000 during the three months ended March 31, 2024. Partially offsetting this decrease in the net loss were (i) an increase in general and administrative expense to $490,000 during the three months ended March 31, 2025 compared to general and administrative expense of $472,000 during the three months ended March 31, 2024; (ii) an unrealized loss on derivative instruments of $206,000 during the three months ended March 31, 2025 with no similar item during the three months ended March 31, 2024; and (iii) a decrease in interest and dividend income to $46,000 during the three months ended March 31, 2025 compared to interest and dividend income of $95,000 during the three months ended March 31, 2024. Each of the major components of these items is discussed in more detail below.

Our exploration expense decreased to $239,000 during the three months ended March 31, 2025 compared to exploration expense of $354,000 during the three months ended March 31, 2024. The decrease was primarily a result of a decrease in expenses at our Golden Crest Project to $216,000 during the three months ended March 31, 2025 compared to exploration expense of $335,000 during the three months ended March 31, 2024. In addition, we reduced our reconnaissance exploration expenditure to $7,000 during the three months ended March 31, 2025 compared to reconnaissance exploration expenditures of $11,000 during the three months ended March 31, 2024. These costs were partially offset by an increase in our Lik Project and Cat Creek Project exploration expenses to $11,000 and $5,000, respectively, during the three months ended March 31, 2025 compared to Lik Project and Cat Creek Project exploration expenditures of $8,000 at the Lik project during the three months ended March 31, 2024. Our exploration expenditure is normally lower during the first quarter of our fiscal year as a result of weather limitations. During the three months ended March 31, 2025, we had three contract geologists at our Golden Crest Project along with several part-time employees. During the three months ended March 31, 2025 and 2024, our Denver personnel spent a significant portion of their time on the Golden Crest Project and various reconnaissance exploration activities described above and related matters. Our full-year 2025 total exploration and development budget is approximately $3,910,000, which reflects a potential drilling program at the Golden Crest Project during 2025 budgeted at $1,911,000 as well as a proposed limited exploration program at the Lik Project. Nexa is responsible for all planned 2025 exploration expenditures at the Florida Canyon Project. The proposed 2025 budget does not reflect any exploration costs for new projects or assets we may acquire during 2025. Our planned exploration activities in 2025 may be modified, as necessary for any drilling programs we may undertake at the Golden Crest Project, Lik Project or other projects we may acquire. Changes may occur to our planned 2025 exploration expenditures related to any number of factors including permitting delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital. We expect our full-year exploration expenditures for 2025 to be comparable to the exploration expenditures for full-year 2024.

Exploration expense by project for the three months ended March 31, 2025 and 2024 consisted of the following:

(in thousands)	March 31,	March 31,
Project Name	2025	2024
Golden Crest Project	$216	$335
Lik Project	11	8
Cat Creek Project	5	-
Reconnaissance	7	11
Total exploration expense	$239	$354

General and administrative costs, excluding stock option compensation costs, discussed below, were $364,000 during the three months ended March 31, 2025 compared to $413,000 during the three months ended March 31, 2024. The major components of these costs were related to (i) salaries and benefit expense of $118,000 during the three months ended March 31, 2025 compared to salary and benefit costs of $131,000 during the three months ended March 31, 2024, primarily due to reductions in staff during 2025 compared to 2024; (ii) legal and professional expenditures of $54,000 during the three months ended March 31, 2025 compared to legal and professional expenditures of $71,000 during the three months ended March 31, 2024; (iii) office rent and expenses of $29,000 during the three months ended March 31, 2025 compared to $25,000 during the three months ended March 31, 2024; and (iv) travel and shareholder relation costs of $163,000 during the three months ended March 31, 2025 compared to $186,000 during the three months ended March 31, 2024. We anticipate the full-year general and administrative costs will be comparable between 2025 and 2024.

We recorded $126,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2025 compared to $59,000 of stock option compensation expense during the three months ended March 31, 2024. The higher costs during the three months ended March 31, 2025 related to the grant date fair value of 2,125,000 options granted during 2024 which are being amortized over three years. There were no significant option grants during the prior period of 2023, and accordingly, the stock option expense in the three months ended March 31, 2025 increased compared to the stock option expense in three months ended March 31, 2024. These non-cash charges for the amortization of grant date fair values are related to vesting of stock options outstanding during the three months ended March 31, 2025 and 2024. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded an unrealized gain on marketable equity securities of $385,000 during the three months ended March 31, 2025 compared to an unrealized gain on marketable equity securities of $8,000 during the three months ended March 31, 2024. The gain during the three months ended March 31, 2025 was primarily related to an increase in the value of our holdings of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross common stock, which increased from a fair value of $927,000 at December 31, 2024 to a fair value of $1,261,000 at March 31, 2025; and (ii) 134,055 shares of Vox Royalty (“Vox”) common stock, which increased from a fair value of $314,000 at December 31, 2024 to a fair value of $391,000 at March 31, 2025; which were partially offset by our 7,750,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock, which decreased from a fair value of $81,000 at December 31, 2024 to a fair value of $54,000 at March 31, 2025. The gain during the three months ended March 31, 2024 was primarily related to an increase in the value of our holdings of marketable equity securities discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements, of (i) 100,000 shares of Kinross common stock, which increased from a fair value of $605,000 at December 31, 2023 to a fair value of $613,000 at March 31, 2024; and (ii) 134,055 shares of Vox common stock, which increased from a fair value of $276,000 at December 31, 2023 to a fair value of $280,000 at March 31, 2024 which were partially offset by our (i) 7,750,000 shares of Vendetta common stock, which decreased from a fair value of $118,000 at December 31, 2023 to a fair value of $115,000 at March 31, 2024; and (ii) a decrease in the fair value of our holdings of Highlander Silver Corp. from $33,000 at December 31, 2023 to $32,000 at March 31, 2024.

We recorded interest and dividend income of $46,000 during the three months ended March 31, 2025 compared to interest income of $95,000 during the three months ended March 31, 2024. The decrease in interest income is related to a decrease in the balances of our short-term investments during 2024 and 2025 as a result of the cash used during 2024 and the first three months of 2025 for exploration and general and administrative expenditures. We anticipate our interest income will be lower during 2025 compared to 2024 as we plan to use our short-term investments and our cash balances during the remainder of 2025 for ordinary overhead, operational costs, and the exploration, evaluation and / or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

During the three months ended March 31, 2025, we recorded a non-cash loss on derivative instruments of $206,000 related to certain Kinross calls we sold during 2024 as a result of the increase in the underlying value of our holdings of Kinross common stock, discussed above. These calls have a strike price of $10.00 per share and expire in May 2025. At March 31, 2025 we have recorded a current liability of $273,000 for these call options, based upon a quoted market price for the options. We do not currently anticipate rolling-over these call options and may deliver our 100,000 shares of Kinross for net proceeds to us of $1,000,000 to satisfy this liability.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2025 and 2024, we recorded no property impairments.

At March 31, 2025 and 2024, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2025 or 2024. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2025. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2025, we have $4,162,000 in cash and short-term investments. Our short-term investment is comprised of $3,973,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2025. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2025, we owned 7,750,000 shares of Vendetta common stock, 100,000 shares of Kinross common stock and 134,055 shares of Vox common stock. At March 31, 2025, the Vendetta shares are recorded at their fair value of $54,000, the Kinross shares were recorded at their fair value of $1,261,000 and the Vox shares are recorded at their fair value of $391,000. We did not sell any of our marketable equity securities during the three months ended March 31, 2025 or 2024. We anticipate we may sell some portion of our holdings of marketable equity securities during the remainder of 2025 depending on cash needs and market conditions.

Working Capital

We had working capital of $5,404,000 at March 31, 2025 compared to working capital of $5,624,000 at December 31, 2024. Our working capital at March 31, 2025 consists primarily of our cash and cash equivalents, our investment in short-term investments, discussed above, our investment in marketable equity securities of $1,706,000, and other current assets of $66,000, less our accounts payable of $217,000, our Kinross call option liability of $273,000 and other current liabilities of $40,000. As of March 31, 2025, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of March 31, 2025 and December 31, 2024, there were options outstanding from the 2013 Plan to acquire an aggregate of 2,395,000 and 3,173,500 shares, respectively, of Solitario common stock, with exercise prices between $0.60 per share and $0.20 per share. As of March 31, 2025 and December 31, 2024 there were options outstanding from the 2023 Plan to acquire 2,175,000 and 2,175,000 shares, respectively, of Solitario common stock with exercise prices between $0.51 per share and $0.85 per share. During the three months ended March 31, 2025, options for 778,500 shares of Solitario common stock were exercised from the 2013 Plan with an exercise price of $0.20 per share for proceeds of $156,000. During the three months ended March 31, 2024, options for 50,000 shares of Solitario common stock were exercised from the 2013 Plan with an exercise price of $0.28 per share for proceeds of $14,000. There were no options exercised from the 2023 Plan during the three months ended March 31, 2025. We anticipate the exercise of certain additional options for proceeds of $50,000 during the remainder of 2025.

(d) Cash Flows

Net cash used in operations during the three months ended March 31, 2025 decreased to $598,000 compared to $991,000 of net cash used in operations for the three months ended March 31, 2024 primarily as a result of (i) decrease in exploration expense during the three months ended March 31, 2025 to $239,000 compared to $354,000 during the three months ended March 31, 2024; and (ii) a reduction in the use of cash for the increase in accounts payable and other current liabilities during the three months ended March 31, 2025 to $51,000 compared to a use of cash for an increase in accounts payable and other current liabilities of $396,000 during the three months ended March 31, 2024. There were additional accruals at the end of December 2023, including the 2023 bonus paid in 2024, and certain Golden Crest Project exploration expense accruals paid in the three months ended March 31, 2024, which accounted for the large use of funds in 2024 compared to 2025. Partially offsetting this reduction in the use of cash was a decrease in the cash received for interest and dividends during the three months ended March 31, 2025 of $46,000 compared to cash received for interest and dividends of $95,000 during the three months ended March 31, 2024. Based upon projected expenditures in our 2025 budget, we anticipate continued use of funds from operations through the remainder of 2025, primarily for exploration related to our Golden Crest Project and Lik Project and reconnaissance exploration. See “Results of Operations” above for further explanation of some of these variances.

During the three months ended March 31, 2025, $550,000 was provided from the net sales of our short-term investments compared to $918,000 in cash provided from the sale of short-term investments during the three months ended March 31, 2024. There were no other significant provisions or use of cash from investing activities during the three months ended March 31, 2025 or 2024. We anticipate we may sell a portion of our marketable equity securities during the remainder of 2025; as we have sold a call against our holdings of Kinross at a valuation of $1,000,000, which may be exercised for our Kinross investment at that amount during the second quarter of 2025. We will continue to liquidate a portion of our short-term investments as needed to fund our operations and any potential mineral property acquisitions during the remainder of 2025. We are not currently planning any potential mineral property acquisition or strategic corporate investment during the remainder of 2025. However, any such activity could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the three months ended March 31, 2025 and 2024 we received $156,000 and $14,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans,” to the condensed consolidated financial statements.

(e) Mineral Resources

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and applicable Canadian securities laws, and as a result we subject to reporting our mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”) issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

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

(f) Off-balance sheet arrangements

As of March 31, 2025 and December 31, 2024, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2025. As of March 31, 2025, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2024 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2025 and 2024.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2024 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three months ended March 31, 2025.

(j) Related Party Transactions

As of March 31, 2025, and for the three months ended March 31, 2025, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Solitario at this time.

(l) Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Part I, Item 1A of our 2024 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Lik Project and Golden Crest Pproject;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta, Vox, and Kinross;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, rising interest rates, fluctuations and impacts of announced tariff and trade policies, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as epidemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of March 31, 2025, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of March 31, 2025, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities effected during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

Date May 1, 2025	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

