Form 10-Q
period 2025-06-30
SOLITARIO RESOURCES CORP.
filed 2025-08-06
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2025

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

There were 90,193,070 shares of $0.01 par value common stock outstanding as of August 5, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. dollars)	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$195	$81
Short-term investments	8,823	4,523
Investments in marketable equity securities, at fair value	401	1,322
Prepaid expenses and other	229	66
Total current assets	9,648	5,992

Mineral properties	16,701	16,701
Restricted cash – mineral property reclamation bonds	230	230
Other assets	84	117
Total assets	$26,663	$23,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$461	$258
Kinross call option liability	-	67
Operating lease liability	29	43
Total current liabilities	490	368

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	145
Operating lease liability – long-term	-	7
Total long-term liabilities	145	152

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2025 and December 31, 2024)	-	-
Common stock, $0.01 par value, authorized 200,000,000 shares (89,956,840 and 81,638,418 shares, respectively, issued and outstanding at June 30, 2025 and December 31, 2024)	900	816
Additional paid-in capital	89,592	84,714
Accumulated deficit	(64,464)	(63,010)
Total shareholders’ equity	26,028	22,520
Total liabilities and shareholders’ equity	$26,663	$23,040

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Operating expense:
Exploration expense	$671	$487	$910	$841
Depreciation	7	6	14	13
General and administrative	388	656	878	1,128
Total operating expense	1,066	1,149	1,802	1,982
Other income (loss)
Interest and dividend income	52	106	98	201
Loss on derivative instruments	(130)	(21)	(336)	(21)
Realized and unrealized gain on sale of marketable equity securities	201	302	586	310
Total other income (loss)	123	387	348	490
Net loss	$(943)	$(762)	$(1,454)	$(1,492)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	84,116	81,113	82,908	80,368

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(1,454)	$(1,492)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	14	13
Amortization of right of use lease asset	20	21
Stock-based compensation expense	251	415
Realized and unrealized gain on sale of marketable equity securities	(586)	(310)
Loss on derivative instruments	336	21
Changes in operating assets and liabilities:
Prepaid expenses and other	(163)	(364)
Accounts payable and other current liabilities	181	126
Net cash used in operating activities	(1,401)	(1,570)
Investing activities:
(Purchase) sale of short-term investments, net	(4,300)	388
Purchase of mineral property	-	(55)
Purchase of other assets	-	(12)
Cash from sale of marketable equity securities	1,507	54
Cash paid for settlement of derivative instruments	(403)	-
Sale of derivative instruments	-	39
Net cash (used) provided by investing activities	(3,196)	414
Financing activities:
Issuance of common stock – net of issuing costs	4,505	1,218
Issuance of common stock upon exercise of stock options	206	14
Net cash provided by financing activities	4,711	1,232

Net increase in cash and cash equivalents and restricted cash	114	76
Cash, cash equivalents and restricted cash, beginning of period	311	200
Cash, cash equivalents and restricted cash, end of period	$425	$276

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

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2025 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation of the interim results as presented. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2025.

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

Adopted accounting pronouncements

Solitario has adopted Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, issued by the financial Accounting Standards Board (“FASB”) in August 2023, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU No. 2023-05 did not have a material impact on Solitario’s consolidated financial position or results of operations and statement disclosures.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023 which amended income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2025 and may be applied prospectively for interim reporting periods. Solitario has adopted as of the first quarter of 2025 ASU No. 2023-09, which had no impact on its consolidated financial position or results of operations and statement disclosures.

Recently issued accounting pronouncements

The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”)in November 2024, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Under ASU 2024-03, entities will be required to disaggregate information, in tabular format, about specific natural expense categories underlying certain income statement expense line items that are considered ‘relevant’, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, ASU 2024-03 requires the disclosure of selling expenses, along with how an entity defines such expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. Solitario is currently assessing the impact the adoption of ASU 2024-03 will have on its consolidated financial position or results of operations and statement disclosures.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of June 30, 2025, $149,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At June 30, 2025 Solitario’s money market funds of $8,823,000 are included in short-term investments.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and six months ended June 30, 2025 and 2024. Potentially dilutive shares related to outstanding common stock options of 4,570,000 and 4,320,000, respectively, for the three and six months ended June 30, 2025, and outstanding common stock options of 5,903,500 and 3,778,500, respectively, for the three and six months ended June 30, 2024 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	June 30,	December 31,
	2025	2024
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Total exploration mineral properties	$16,701	$16,701

Solitario’s mineral properties at June 30, 2025 and December 31, 2024 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario’s mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Geologic and field expenses	$620	$394	$782	$651
Administrative	51	93	128	190
Total exploration costs	$671	$487	$910	$841

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

As of June 30, 2025 and December 31, 2024, Solitario has no reclamation liability at its Florida Canyon Project as Nexa is responsible for the costs at the Florida Canyon Project, including reclamation, if any. In addition, the activities to date at Solitario’s Cat Creek Project of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario is also involved in certain matters concerning its 2025 and 2024 drilling programs remediation at its Golden Crest Project. Generally, the bulk of remediation at the Golden Crest Project associated with its 2025 and 2024 drilling programs are carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of June 30, 2025 related to the 2024 drilling program. As the 2025 drilling program was initiated in June 2025, there have not been any material on-going (non-concurrent) reclamation liabilities related to the 2025 drilling program as of June 30, 2025. At June 30, 2025 and December 31, 2024, Solitario has a reclamation liability of $20,000, included in asset retirement and reclamation liabilities related to the Golden Crest Project.

3. Marketable Equity Securities

Solitario’s investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At June 30, 2025 and December 31, 2024, Solitario owned the following marketable equity securities:

	June 30, 2025		December 31, 2024
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp.	-	$-	100,000	$927
Vendetta Mining Corp.	7,750,000	85	7,750,000	81
Vox Royalty Corp.	100,000	316	134,055	314
Total		$401		$1,322

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	June 30, 2025	December 31, 2024
Marketable equity securities at cost	$1,284	$1,440
Cumulative unrealized loss on marketable equity securities	(883)	(118)
Marketable equity securities at fair value	$401	$1,322

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of marketable equity securities sold	$156	$-	$156	$-
Realized gain on marketable equity securities sold	1,351	54	1,351	54
Gross proceeds from the sale of marketable equity securities sold	(1,507)	(54)	(1,507)	(54)
Net gain on marketable equity securities	202	302	586	310
Change in marketable equity securities at fair value	$1,305	$248	$921	$256

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) on marketable equity securities	$(1,150)	$248	$(765)	$256
Realized gain on marketable equity securities sold	1,351	54	1,351	54
Net gain on marketable equity securities *	$202	$302	$586	$310

* Certain amounts in the three months ended June 30, 2025 may not add due to rounding.

During the three and six months ended June 30, 2025, Solitario sold its holdings of 100,000 shares of Kinross common stock for gross proceeds of $1,401,000, which was netted by the settlement of $403,000 to close out its $10.00 Kinross covered call covering all 100,000 shares of Kinross previously held by Solitario, which had a May 16, 2025 settlement date, resulting in net proceeds of $998,000, after fees and commissions. Solitario recorded a gain on sale of $1,319,000 on the date of sale. See also Note 7 “Derivative Instruments” below. Also, during the three and six months ended June 30, 2025, Solitario sold 34,055 of its Vox Royalty shares for proceeds of $106,000 and recorded a gain on sale of $32,000 on the date of sale. During the three and six months ended June 30, 2024, Solitario sold 100,000 shares of Highlander Silver Corp. (“Highlander”) common stock for proceeds of $54,000 and recorded a gain on sale of $54,000 on the date of sale.

4. Leases

Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year (the “WR Lease”). The WR Lease is classified as an operating lease and has a remaining term of 8 months at June 30, 2025, with no renewal option. At June 30, 2025 and December 31, 2024, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three and six months ended June 30, 2025, cash lease payments of $11,000 and $22,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2024, cash lease payments of $11,000 and $22,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2025, Solitario recognized $10,000 and $20,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and six months ended June 30, 2024, Solitario recognized $12,000 and $21,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at June 30, 2025:

Future lease payments (in thousands)
Remaining payments 2025	$23
Remaining payments 2026	7
Total lease payments	30
Less amount of payments representing interest	(1)
Present value of lease payments	$29

5 Other Assets

Other assets consisted of the following items:

(in thousands)	June 30,	December 31,
	2025	2024
Furniture and fixtures, net of accumulated depreciation	$53	$66
Right of use office lease asset	27	47
Exploration bonds and other assets	4	4
Total other assets	$84	$117

6. Fair Value of Financial Instruments

During the three and six months ended June 30, 2025 and 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,823	$-	$-	$8,823
Marketable equity securities	$401	$-	$-	$401

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$4,523	$-	$-	$4,523
Marketable equity securities	$1,322	$-	$-	$1,322
Liabilities
Kinross calls	$67	$-	$-	$67

7. Derivative Instruments

From time-to-time Solitario sold covered call options against its holdings of shares of common stock of Kinross Gold Corp. (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls was to provide additional income on a limited portion of shares of Kinross that Solitario may have elected to sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. In August 2024, Solitario sold covered calls against its holdings of Kinross for net proceeds of $39,000. In May 2025, During the three and six months ended June 30, 2025, Solitario recorded a loss on derivative instruments of $130,000 and $336,000, respectively. Solitario settled the covered calls against its holdings of Kinross upon the sale of all of its shares of Kinross for gross proceeds of $1,401,000 which was netted against the settlement of the Kinross calls of $403,000 for net cash proceeds of $998,000 after fees and commissions.

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

At both June 30, 2025 and December 31, 2024, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2025 and 2024, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

At June 30, 2025 and December 31, 2024, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000, related to its Lik Project and Golden Crest Project. See Note 2 “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of June 30, 2025 of $30,000 through February 2026.

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

As of June 30, 2025 and December 31, 2024, there were options outstanding under the 2013 Plan to acquire 2,145,000 and 3,173,500 shares, respectively, of Solitario common stock. Of these, as of June 30, 2025 and December 31, 2024, there were a total of vested options exercisable to acquire 1,643,750 and 2,672,250 shares, respectively, of Solitario common stock, with exercise prices between $0.20 and $0.67 per share. As of June 30, 2025, the outstanding stock options under the 2013 Plan have an intrinsic value of $100,000 and a weighted average life of 2.10 years.

During the three months ended June 30, 2025, options granted under the 2013 Plan for 250,000 shares were exercised with an exercise price of $0.20 per share for proceeds of $50,000 and had an intrinsic value of $104,000 on the date of exercise. During the six months ended June 30, 2025, options granted under the 2013 Plan for 1,028,500 shares were exercised with an exercise price of $0.20 per share for proceeds of $206,000 and had an intrinsic value of $437,000 on the date of exercise. During the six months ended June 30, 2024, options previously granted under the 2013 Plan for 50,000 shares were exercised with an exercise price of $0.28 per share for proceeds of $14,000 and had an intrinsic value of $12,000 on the date of exercise. No options were exercised from the 2013 Plan during the three months ended June 30, 2024.

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

As of June 30, 2025 and December 31, 2024, there were options outstanding under the 2023 Plan to acquire 2,175,000 and 2,175,000 shares, respectively, of Solitario common stock. Of these, as of June 30, 2025 and December 31, 2024, there were options that are vested and exercisable to acquire 1,087,500 and 556,250, shares, respectively, of Solitario common stock, with exercise prices between $0.51 and $0.85 per share. As of June 30, 2025, the outstanding stock options under the 2023 Plan have an intrinsic value of $7,000 and a weighted average life of 3.92 years. During the three and six months ended June 30, 2025 Solitario did not grant any awards under the 2023 Plan. During the three and six months ended June 30, 2024, Solitario granted options for 2,125,000 shares of Solitario common stock, with an exercise price of $0.85 per share, a five-year term, which vest 25% on the date of grant and 25% on each anniversary date for the next three years and a grant date fair value of $1,120,000 based upon a five-year life, volatility of 71.5% and risk-free interest rate of 4.3%. During the three and six months ended June 30, 2025 and 2024, no options were exercised under the 2023 Plan.

Stock-based compensation expense

During the three and six months ended June 30, 2025, Solitario recorded stock-based compensation expense of $125,000 and $251,000, respectively, included in general and administrative expense. During the three and six months ended June 30, 2024, Solitario recorded stock-based compensation expense of $356,000 and $415,000, respectively, included in general and administrative expense. At June 30, 2025, the total unrecognized stock-based compensation expense related to non-vested options was $589,000 and is expected to be recognized over a period of 21 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three and six months ended June 30, 2025:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520
Stock-based compensation expense	-	-	126	-	126
Issuance of shares- option exercises	778,500	8	148	-	156
Net loss	-	-	-	(511)	(511)
Balance at March 31, 2025	82,416,918	$824	$84,988	$(63,521)	$22,291

Stock-based compensation expense	-	-	125	-	125
Issuance of shares- option exercises	250,000	3	47	-	50
Issuance of shares – ATM	147,067	1	93	-	94
Issuance of shares – Private Placement	7,142,855	72	4,339	-	4,411
Net loss	-	-	-	(943)	(943)
Balance at June 30, 2025	89,956,840	$900	$89,592	$(64,464)	$26,028

Shareholders’ Equity for the three and six months ended June 30, 2024:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950
Stock-based compensation expense	-	-	59	-	59
Issuance of shares- option exercises	50,000	-	14	-	14
Net loss	-	-	-	(730)	(730)
Balance at March 31, 2024	79,636,358	$796	$82,869	$(58,372)	$25,293
Stock-based compensation expense	-	-	356	-	356
Issuance of shares for cash - ATM	1,802,060	18	1,200	-	1,218
Net loss	-	-	-	(762)	(762)
Balance at June 30, 2024	81,438,418	$814	$84,425	$(59,134)	$26,105

Private Placements

On June 18, 2025, Solitario closed on a private placement of 1,587,300 shares of Solitario common stock (the “Newmont Shares”), pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for a price of $0.63 per share for net proceeds of $980,000 after certain legal and regulatory offering costs of $20,000. In connection with the sale of the Newmont Shares, Solitario and Newmont amended and restated the Investor Rights Agreement between the parties that was entered into in 2023, to reflect Newmont’s purchase of these additional Solitario shares. The amended and restated Investor Rights Agreement served to amend certain terms of the Investor Rights Agreement, including to provide Newmont a right of first refusal with respect to certain transactions, such as a sale or joint venture, involving the Golden Crest Properties (whereas the agreement previously granted Newmont a right of first offer with respect to those prospective transactions).

On June 18, 2025, Solitario closed on a private placement of 5,555,555 shares of its common stock (the “Shares”) at a price of $0.63 per share for net proceeds of $3,431,000 after certain legal and regulatory offering costs of $69,000. The sale of the Shares was made through a subscription agreement between Solitario and a single third-party investor. No officers, directors or other affiliates of Solitario participated in the private placement. The investor in the private placement was provided certain registration rights with respect to the Shares they purchased. Solitario did not engage an underwriter or placement agent for the private placement, and therefore there were no underwriter discounts or commissions or placement agent fees.

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

During the three and six months ended June 30, 2025, Solitario sold an aggregate of 147,067 shares of common stock under the ATM Agreement at an average price of $0.67 per share for net proceeds of $94,000, after commissions and sale expenses.  During the three and six months ended June 30, 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.

12. Subsequent Events

Subsequent to June 30, 2025, Solitario sold an aggregate of 236,230 shares of common stock under the ATM Agreement at an average price of $0.72 per share for net proceeds of $164,000, after commissions and sale expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2024 and 2023, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2024 Annual Report. Solitario’s financial condition and results of operations as of and through June 30, 2025 are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At June 30, 2025, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik Project in Alaska to be our core mineral property assets. In addition, we own the Cat Creek Project in Colorado, which has not been explored to the degree of any of our three core assets, described above. We are conducting exploration activities in the United States on our own at the Golden Crest and Cat Creek Projects and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project. From time to time we also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of June 30, 2025, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik Project, Florida Canyon Project, Golden Crest Project and Cat Creek Project; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

 (b) Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

We had a net loss of $943,000 or $0.01 per basic and diluted share for the three months ended June 30, 2025 compared to a net loss of $762,000 or $0.01 per basic and diluted share for the three months ended June 30, 2024. As explained in more detail below, the primary reasons for the increase in our net loss in the three months ended June 30, 2025 compared to the net loss during the three months ended June 30, 2024 were (i) an increase in exploration expense to $671,000 during the three months ended June 30, 2025 compared to exploration expense of $487,000 during the three months ended June 30, 2024; (ii) a decrease in interest and dividend income to $52,000 during the three months ended June 30, 2025 compared to interest and dividend income of $106,000 during the three months ended June 30, 2024; (iii) an increase in the loss on derivative instruments to $130,000 during the three months ended June 30, 2025 compared to a loss on derivative instruments of $21,000 during the three months ended June 30, 2024; and (iv) an unrealized loss on marketable equity securities of $1,150,000 during the three months ended June 30, 2025 compared to an unrealized gain on marketable equity securities of $248,000 during the three months ended June 30, 2024. Partially offsetting these increases in net loss were(i) a decrease in general and administrative expense to $388,000 during the three months ended June 30, 2025 compared to general and administrative expense of $656,000 during the three months ended June 30, 2024; and (ii) a gain on sale of marketable equity securities of $1,351,000 during the three months ended June 30, 2025 compared to a gain on sale of marketable equity securities of $54,000 during the three months ended June 30, 2024. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $671,000 during the three months ended June 30, 2025 compared to exploration expense of $487,000 during the three months ended June 30, 2024 primarily as a result of (i) an increase in exploration expense at our Golden Crest Project to $635,000 during the three months ended June 30, 2025 compared to $450,000 during the three months ended June 30, 2024 as a result of the commencement of drilling at Golden Crest during the second quarter of 2025, with no drilling in the second quarter of 2024; and (ii) an increase in exploration expense at our Lik Project in Alaska during the three months ended June 30, 2025 of $19,000 compared to exploration expenditures of $16,000 during the three months ended June 30, 2024. Drilling commenced in June 2025 at our Golden Crest Project which resulted in approximately $347,000 in drilling expenditures in the three months ended June 30, 2025 with no similar amount during the three months ended June 30, 2024. Partially offsetting these increases in exploration expense were reductions of the limited work at our Cat Creek Project and reconnaissance work during both the three months ended June 30, 2025 and 2024. We have budgeted approximately $3,910,000 for the full-year exploration expenditure for 2025, which includes approximately $1,911,000 for drilling at the Golden Crest Project. We expect our full-year exploration expenditures for 2025 to be comparable to our full-year exploration expenditures for 2024.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2025	2024	2025	2024
Golden Crest	$635	$450	$851	$785
Lik	19	16	30	24
Cat Creek	10	13	15	13
Reconnaissance	7	8	14	19
Total exploration expense	$671	$487	$910	$841

General and administrative costs, excluding stock option compensation costs, discussed below, were $263,000 during the three months ended June 30, 2025 compared to $301,000 during the three months ended June 30, 2024. The major components of our general and administrative costs were (i) salaries and benefit expense of $79,000 during the three months ended June 30, 2025 compared to salary and benefit costs of $83,000 during the three months ended June 30, 2024 as a result of a reduction in administrative staff costs; (ii) legal and accounting expenditures of $61,000 in the three months ended June 30, 2025 compared to $60,000 in the three months ended June 30, 2024; (iii) office rent and expenses of $17,000 during the three months ended June 30, 2025 compared to $33,000 during the three months ended June 30, 2024; and (iv) travel and shareholder relation costs of $106,000 during the three months ended June 30, 2025 compared to $125,000 during the three months ended June 30, 2024. We anticipate the full-year general and administrative costs will be comparable for 2025 and 2024.

We recorded $125,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended June 30, 2025 compared to $356,000 of stock option compensation expense during the three months ended June 30, 2024. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended June 30, 2025 and 2024. The primary reason for the decrease in stock option compensation expense during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was as a result of the grant of a total of 2,125,000 options in the second quarter of 2024, which included amortization of 25%, or $280,000 on the grant date of the total grant date fair value of $1,120,000, with no similar grant date amortization during the three months ended June 30, 2025. The remaining expense related to the amortization of grant date fair values of outstanding unvested options for the three months ended June 30, 2025 and 2024 was comparable. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a non-cash unrealized loss on marketable equity securities of $1,150,000 during the three months ended June 30, 2025 compared to an unrealized gain on marketable equity securities of $248,000 during the three months ended June 30, 2024. The non-cash unrealized loss during the three months ended June 30, 2025 was primarily related to (i) the transfer $915,000 of unrealized gain on our holdings of Kinross common stock to realized gain upon the sale of shares of Kinross during the three months ended June 30, 2025; (ii) the transfer of $33,000 of unrealized gain on our holdings of Vox Royalty common stock upon the sale of the shares of Vox Royalty during the three months ended June 30, 2025; and (iii) a decrease of $263,000 in the value of the holdings of our Kinross shares during the three months ended June 30, 2025 to the date of sale of the shares. Partially offsetting this non-cash unrealized loss on marketable equity securities during the three months ended June 30, 2025 was (i) an increase of $6,000 on our Vox Royalty common shares sold during the three months ended June 30, 2025 to the date of sale; (ii) an increase of $31,000 in the value of our holdings of Vendetta common stock during the three months ended June 30, 2025; and (iii) an increase of $24,000 in the value of our remaining holdings of Vox Royalty common stock during the three months ended June 30, 2025. The non-cash unrealized gain on marketable equity securities of $248,000 during the three months ended June 30, 2024 was as a result of an increase in the fair value of our then held 100,000 shares of Kinross common stock of $219,000, based on quoted market prices; and (ii) an increase in the fair value of our 134,055 shares of Vox Royalty common stock of $91,000 based on quoted market prices. These increases were partially offset by a decrease in the fair value of our 7,750,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock of $30,000 based on quoted market prices. In addition, during the three months ended June 30, 2024, we transferred $32,000 of prior unrecognized gain on the sale of our 100,000 shares of Highlander common stock to realized gain on the sale of marketable equity securities.

During the three and six months ended June 30, 2025, we sold our holdings of 100,000 shares of Kinross common stock for gross proceeds of $1,401,000, which was netted by the settlement of $403,000 to close out the $10.00 Kinross covered call covering all 100,000 shares of Kinross, which had a May 16, 2025 settlement date, resulting in net cash proceeds of $998,000, after fees and commissions. We recorded a gain on sale of the Kinross shares of $1,319,000 on the date of sale. Also, during the three and six months ended June 30, 2025, we sold 34,055 of our Vox Royalty shares for proceeds of $106,000 and recorded a gain on sale of the Vox Royalty shares of $32,000 on the date of sale. During the three months ended June 30, 2024, we sold our 100,000 Highlander common shares for proceeds of $54,000 and recorded a gain on sale of marketable equity securities of $54,000. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements.

We recorded interest and dividend income of $52,000 during the three months ended June 30, 2025 compared to interest income of $106,000 during the three months ended June 30, 2024. This decrease was primarily due to a decrease in our funds held in our money market account during the three months ended June 30, 2025 compared to the funds held in our money market account during the three months ended June 30, 2024. Our dividend income potion of interest and dividend income during in the three and six months ended June 30, 2025 of $2,000 and $5,000, respectively, was comparable to the same periods of 2024.

During the three months ended June 30, 2025, we recorded a non-cash loss on derivative instruments of $130,000 compared to a non-cash loss on derivative instruments of $21,000 during the three months ended June 30, 2024 related to the Kinross calls we held during the three months ended June 30, 2025 and 2024. The Kinross calls were settled upon the sale of our holdings of Kinross common stock, discussed above. See Note 7, “Derivative Instruments,” above for a discussion of our Kinross calls.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and six months ended June 30, 2025 and 2024, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and six months ended June 30, 2025 or 2024 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2025. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

We had a net loss of $1,454,000 or $0.02 per basic and diluted share for the six months ended June 30, 2025 compared to a net loss of $1,492,000 or $0.02 per basic and diluted share for the six months ended June 30, 2024. As explained in more detail below, the primary reasons for the decrease in our net loss were (i) a decrease in general and administrative expense to $878,000 during the six months ended June 30, 2025 compared to general and administrative expense of $1,128,000 during the six months ended June 30, 2024; and (ii) a realized gain on sale of marketable equity securities of $1,351,000 on the sale of marketable equity securities during the six months ended June 30, 2025, compared with a gain on sale of marketable equity securities of $54,000 during the six months ended June 30, 2024. Partially offsetting these decreases in the net loss during the six months ended June 30, 2025 compared to the net loss during the six months ended June 30, 2024 were (i) ) an increase in exploration expense to $910,000 during the six months ended June 30, 2025 compared to exploration expense of $841,000 during the six months ended June 30, 2024; (ii) an increase in the a loss on derivative instruments to $336,000 during the six months ended June 30, 2025 compared to a loss on derivative instruments of $21,000 during the six months ended June 30, 2024; (iii) a decrease in interest and dividend income to $98,000 during the six months ended June 30, 2025 compared to interest and dividend income of $201,000 during the six months ended June 30, 2024 and (iv) an unrealized loss of $765,000 on marketable equity securities during the six months ended June 30, 2025 compared to an unrealized gain on marketable equity securities of $256,000 during the six months ended June 30, 2024. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $910,000 during the six months ended June 30, 2025 compared to $841,000 during the six months ended June 30, 2024. The primary reasons for the increase were (i) exploration expenditures at our Golden Crest Project increased to $851,000 during the six months ended June 30, 2025 compared to $785,000 during the six months ended June 30, 2024 as we started a drilling program in June of 2025, with drilling and related expenditures of approximately $347,000 through June 30, 2025, with no similar drilling costs during 2024. These increases in costs at our Golden Crest Project were partially offset by a reduction in permitting activities at the Golden Crest Project during the six months ended June 30, 2025 compared to the six months ended June 30, 2024; (ii) an increase in our exploration expenditures at our Lik Project in Alaska to $30,000 during the six months ended June 30, 2025 compared to $24,000 during the six months ended June 30, 2024 and (iii) an increase in expenditures at our Cat Creek Project during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Partially offsetting these increases in exploration expenditures at the Golden Crest and Lik Projects were reductions in the expenditures related to our reconnaissance activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as detailed above. We anticipate a significant increase in exploration expenditures at our Golden Crest Project in the second half of 2025 primarily due to planned drilling on the project as discussed above.

General and administrative costs, excluding stock option compensation costs discussed below, were $627,000 during the six months ended June 30, 2025 compared to $713,000 during the six months ended June 30, 2024. The major components of the costs were (i) salary and benefit expense during the six months ended June 30, 2025 of $197,000 compared to salary and benefit expense of $214,000 during the six months ended June 30, 2024 as a result of a reduction in staff during the six months ended June 30, 2025 compared to 2024; (ii) legal and accounting expenditures of $114,000 during the six months ended June 30, 2025, compared to $129,000 during the six months ended June 30, 2024; (iii) office and other costs of $46,000 during the six months ended June 30, 2025 compared to $57,000 during the six months ended June 30, 2024; and (iv) travel and shareholder relation costs of $270,000 during the six months ended June 30, 2025 compared to $313,000 during the six months ended June 30, 2024.

During the six months ended June 30, 2025 and 2024, Solitario recorded $251,000 and $415,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The increase during the six months ended June 30, 2024 was primarily related to the grant of options for a total of 2,125,000 shares of our common stock during June of 2024, which resulted in the amortization of $280,000 of grant date fair value on the date of grant of those options, as discussed above.

We recorded an unrealized loss on marketable equity securities of $765,000 during the six months ended June 30, 2025 compared to an unrealized gain on marketable equity securities of $256,000 during the six months ended June 30, 2024. The non-cash unrealized gain during the six months ended June 30, 2025 was primarily related to (i) the transfer of $915,000 of unrealized gain on our holdings of Kinross common stock to realized gain upon the sale of shares of Kinross during the three months ended June 30, 2025; and (ii) the transfer of $33,000 of unrealized gain on our holdings of Vox Royalty common stock upon the sale of the shares of Vox Royalty during the three months ended June 30, 2025. These unrealized increases in the value of our marketable equity securities were partially offset by (i) an increase in the value of our holdings of Kinross through the date of sale of $71,000; (ii) an increase in the value of our holdings of Vendetta common stock of $4,000 based on quoted market prices; and (iii) an increase in the value of our Vox Royalty common stock sold of $6,000 through the date of sale for the Vox Royalty shares sold and an increase in the value of remaining holdings of Vox Royalty common stock for the six months ended June 30, 2025 of $102,000. The non-cash unrealized gain during the six months ended June 30, 2024 was primarily related to (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at June 30, 2024 of $227,000 based on quoted market prices; (ii) an increase in the fair value of our holdings of 134,055 shares of Vox Royalty common stock of $95,000 based on quoted market prices; and (iii) an increase of $21,000 in the fair value of our holdings of 100,000 shares of Highlander common stock to the date of the sale of our holdings of the Highlander shares. These unrealized increases in the value of our marketable equity securities during the six months ended June 30, 2024 were partially offset by (i) a decrease in the value of our holdings of Vendetta common stock of $33,000 based on quoted market prices; and (ii) the transfer of $54,000 of unrealized gain to realized gain on the sale of our 100,000 Highlander common shares upon the sale of those shares during the six months ended June 30, 2024.

We recorded interest and dividend income of $98,000 during the six months ended June 30, 2025 compared to interest and dividend income of $201,000 during the six months ended June 30, 2024. The decrease in interest income was primarily related to a decrease in our average outstanding balance of money market holdings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. We anticipate interest income will increase during the remainder of 2025, as a result of the completion of private placements of our common stock during the three months ended June 30, 2025 for net proceeds of $4,411,000. However, we anticipate we will utilize the funds in the money market account to fund our exploration and general and administrative expenditures, which will mitigate the future interest income during the remainder of 2025 and the sale of our holdings of Kinross will eliminate our dividend income for the remainder of 2025. See “Liquidity and Capital Resources” below for further discussion of our cash and short-term investment balances.

During the six months ended June 30, 2025, we recorded a non-cash loss on derivative instruments of $336,000 related to the Kinross calls held during the six months ended June 30, 2025 as a result of the increase in the underlying value of our holdings of Kinross common stock, discussed above. These calls were settled during the six months ended June 30, 2025 upon the sale of our holdings of Kinross. During the six months ended June 30, 2024, we recorded a non-cash loss on derivative instruments of $21,000 related to the Kinross calls as a result of an increase in the value of the underlying Kinross common stock, discussed above.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2025, we have $9,018,000 in cash and short-term investments. Our short-term investment is comprised of $8,823,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2025. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2025, we owned 7,750,000 shares of Vendetta common stock, and 100,000 shares of Vox Royalty common stock. At June 30, 2025, the Vendetta shares are recorded at their fair value of $85,000, and the Vox Royalty shares are recorded at their fair value of $316,000. We sold our holdings of 100,000 shares of Kinross common stock for net proceeds of $998,000 during the six months ended June 30, 2025, and sold 34,055 shares of Vox Royalty common stock for net proceeds of $106,000, each discussed above. During the six months ended June 30, 2024 we sold all of our holdings of Highlander for proceeds of $54,000. We anticipate we may sell some portion of our remaining holdings of marketable equity securities during the remainder of 2025 depending on cash needs and market conditions.

Working Capital

We had working capital of $9,158,000 at June 30, 2025 compared to working capital of $5,624,000 at December 31, 2024. The increase was largely attributable to the completion of the private placements of our common stock during June 2025 described above. Our working capital at June 30, 2025 consists primarily of our cash and cash equivalents, our short-term investments, discussed above, our investment in marketable equity securities of $401,000, and other current assets of $229,000, less our accounts payable of $461,000 and other current liabilities of $29,000. As of June 30, 2025, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of June 30, 2025 and December 31, 2024, there were options outstanding from the 2013 Plan to acquire an aggregate of 2,145,000 and 3,173,500 shares, respectively, of Solitario common stock, with exercise prices between $0.69 per share and $0.60 per share at June 30, 2025. As of June 30, 2025 and December 31, 2024 there were options outstanding from the 2023 Plan to acquire 2,175,000 and 2,175,000 shares, respectively, of Solitario common stock with exercise prices between $0.51 per share and $0.85 per share. During the three and six months ended June 30, 2025, options for 250,000 and 1,028,500 shares, respectively, of Solitario common stock were exercised from the 2013 Plan with an exercise price of $0.20 per share for proceeds of $50,000 and $206,000. During the six months ended June 30, 2024, options for 50,000 shares of Solitario common stock were exercised from the 2013 Plan with an exercise price of $0.28 per share for proceeds of $14,000. There were no options exercised during the three months ended June 30, 2024. We do not anticipate the exercise of any additional options during the remainder of 2025.

(d) Cash Flows

Net cash used in operations during the six months ended June 30, 2025 decreased to $1,401,000 compared to $1,570,000 of net cash used in operations for the six months ended June 30, 2024 primarily as a result of (i) decrease in general and administrative expense during the six months ended June 30, 2025 to $$878,000 compared to $1,128,000 during the six months ended June 30, 2024; and (ii) a reduction in the use of cash for prepaid expenses and other current assets to $163,000 for the six months ended June 30, 2025 compared to the use of cash of $364,000 for prepaid expenses and other current assets during the six months ended June 30, 2024. Partially offsetting these decreases were (i) an increase in exploration expenses to $910,000 during the six months ended June 30, 2025 compared to exploration expenses of $841,000 during the six months ended June 30, 2024; (ii) a reduction in interest and dividend income to $98,000 during the six months ended June 30, 2025 compared to interest income of $201,000 during the six months ended June 30, 2024; and (iii) a provision of cash from an increase in accounts payable and other current liabilities during the six months ended June 30, 2025 of $181,000 compared to a provision of cash for an increase in accounts payable and other current liabilities of $126,000 during the six months ended June 30, 2024. Based upon projected expenditures in our 2025 budget, we anticipate continued use of funds from operations through the remainder of 2025, primarily for exploration related to our Golden Crest Project and Lik Project and reconnaissance exploration. See “Results of Operations” above for further explanation of some of these variances.

During the six months ended June 30, 2025, we used $4,300,000 for net purchases of short-term investments, compared to the provision cash of $388,000 for net sales of short-term investments during the six months ended June 30, 2024. The increase in our short-term investments was as a result of the funds received from (i) the sales of marketable equity securities discussed above; (ii) stock option exercises; and (iii) cash received through stock sales, discussed below. During the six months ended June 30, 2024, we acquired mineral property of $55,000 and equipment and other assets used in our exploration activities of $12,000, with no similar purchases during the six months ended June 30, 2025. We received cash proceeds of $39,000 from the sale of Kinross calls during the six months ended June 30, 2024, with no similar derivative instrument sale during the six months ended June 30, 2025.

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

During the six months ended June 30, 2025, we received $94,000 in net proceeds from the issuance of common stock under the ATM Program, and we received $4,411,000 from the issuance of common stock from private placements. See Note 11, Shareholders’ Equity, above. We also received $206,000 from the exercise of stock options during the six months ended June 30, 2025. During the six months ended June 30, 2024, we received net cash of $1,218,000 from the issuance of common stock under the ATM Program, discussed above. In addition, during the six months ended June 30, 2024 we received $14,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans.”

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

(f) Off-balance sheet arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of June 30, 2025. As of June 30, 2025, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2024 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and six months ended June 30, 2025 and 2024.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2024 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three months ended June 30, 2025.

(j) Related Party Transactions

As of June 30, 2025, and for the three and six months ended June 30, 2025, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Solitario at this time.

(l) Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;

•	Our ability to realize a return on our investment in the Lik Project and Golden Crest Project;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta and Vox Royalty;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities;
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, rising interest rates, fluctuations and impacts of announced tariff and trade policies, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as epidemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of June 30, 2025, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Any unregistered sales of equity securities effected during the quarter ended June 30, 2025 were previously reported on a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

During the quarter ended June 30, 2025, there were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

August 5, 2025	By:	/s/ James R. Maronick
Date		James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.1.3	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on June 20, 2025)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

10.1	Stock Purchase Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. (incorporated by reference to Exhibit 10.1 to Solitario’s Form 8-K filed on June 23, 2025)

10.2

Amended and Restated Investor Rights Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. (incorporated by reference to Exhibit 10.2 to Solitario’s Form 8-K filed on June 23, 2025)

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

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

