Form 10-Q
period 2025-09-30
SOLITARIO RESOURCES CORP.
filed 2025-10-31
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

 ______________________________________________________________________________________

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

There were 90,901,324 shares of $0.01 par value common stock outstanding as of October 29, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of U.S. dollars)	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$372	$81
Short-term investments	7,573	4,523
Investments in marketable equity securities, at fair value	357	1,322
Prepaid expenses and other	68	66
Total current assets	8,370	5,992

Mineral properties	16,706	16,701
Restricted cash – mineral property reclamation bonds	230	230
Other assets	66	117
Total assets	$25,372	$23,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$467	$258
Kinross call option liability	-	67
Operating lease liability	18	43
Total current liabilities	485	368

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	145
Operating lease liability – long-term	-	7
Total long-term liabilities	145	152

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2025 and December 31, 2024)	-	-
Common stock, $0.01 par value, authorized 200,000,000 shares (90,612,981 and 81,638,418 shares, respectively, issued and outstanding at September 30, 2025 and December 31, 2024)	906	816
Additional paid-in capital	90,170	84,714
Accumulated deficit	(66,334)	(63,010)
Total shareholders’ equity	24,742	22,520
Total liabilities and shareholders’ equity	$25,372	$23,040

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except share and per share amounts)	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Operating expense:
Exploration expense	$1,645	$2,067	$2,555	$2,908
Depreciation	8	8	22	21
General and administrative	379	383	1,257	1,511
Total operating expense	2,032	2,458	3,834	4,440
Other income (loss)
Interest and dividend income	82	94	180	295
Loss on derivative instruments	-	(22)	(336)	(43)
Realized and unrealized gain on marketable equity securities	80	110	666	420
Total other income (loss)	162	182	510	672
Net loss	$(1,870)	$(2,276)	$(3,324)	$(3,768)
Loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Weighted average shares outstanding (in thousands):
Basic and diluted	90,291	81,597	85,395	80,790

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of U.S. dollars)	Nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(3,324)	$(3,768)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	22	21
Amortization of right of use lease asset	30	31
Stock-based compensation expense	364	540
Realized and unrealized gain on marketable equity securities	(666)	(420)
Loss on derivative instruments	336	43
Increase in asset retirement and reclamation liabilities	-	20
Changes in operating assets and liabilities:
Prepaid expenses and other	(2)	171
Accounts payable and other current liabilities	176	12
Net cash used in operating activities	(3,064)	(3,350)
Investing activities:
(Purchase) sale of short-term investments, net	(3,050)	2,038
Purchase of mineral property	(5)	(55)
Purchase of other assets	-	(12)
Cash from sale of marketable equity securities	1,631	54
Cash paid for settlement of derivative instruments	(403)	-
Sale of derivative instruments	-	39
Net cash (used) provided by investing activities	(1,827)	2,064
Financing activities:
Issuance of common stock – net of issuing costs	4,976	1,218
Issuance of common stock upon exercise of stock options	206	54
Net cash provided by financing activities	5,182	1,272

Net increase (decrease) in cash and cash equivalents and restricted cash	291	(14)
Cash, cash equivalents and restricted cash, beginning of period	311	200
Cash, cash equivalents and restricted cash, end of period	$602	$186

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation. In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either independently or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that would continue to advance the property. Solitario has never developed a property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties Solitario from time-to-time also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties. Revenues and / or proceeds from the sale or joint venture of properties or assets, although potentially significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon Project”), its interest in the Lik zinc project in Alaska (the “Lik Project”), and its Golden Crest project in South Dakota (the “Golden Crest Project”) to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon Project and Solitario is monitoring progress at the Florida Canyon Project. Solitario is working with its 50% joint venture partner in the Lik Project, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik Project. In addition, Solitario has two early-stage projects, the Cat Creek project in Colorado (the “Cat Creek Project”) and the Bright Angel project in Colorado (the “Bright Angel Project”) acquired by Solitario in the third quarter of 2025. Solitario is conducting mineral exploration on its Golden Crest Project, the Cat Creek Project and the Bright Angel Project on its own.

Solitario anticipates using its cash and short-term investments, in part, to fund costs and activities to further the exploration of its core mineral projects, the Florida Canyon Project, Lik Project and Golden Crest Project, as well as its Cat Creek Project and Bright Angel Project, and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2025 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation of the interim results as presented. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2025.

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

Adopted accounting pronouncements

Solitario has adopted Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, issued by the Financial Accounting Standards Board (“FASB”) in August 2023, which clarifies the business combination accounting for joint venture formations (“ASU 2023-05”). The amendments in ASU 2023-05 seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU No. 2023-05 did not have a material impact on Solitario’s consolidated financial position or results of operations and statement disclosures.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023 which amended income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid (“ASU 2023-09”). The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2025 and may be applied prospectively for interim reporting periods. Solitario has adopted as of the first quarter of 2025 ASU No. 2023-09, which had no impact on its consolidated financial position or results of operations and statement disclosures.

Recently issued accounting pronouncements

The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) in November 2024, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Under ASU 2024-03, entities will be required to disaggregate information, in tabular format, about specific natural expense categories underlying certain income statement expense line items that are considered ‘relevant’, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, ASU 2024-03 requires the disclosure of selling expenses, along with how an entity defines such expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. Solitario is currently assessing the impact the adoption of ASU 2024-03 will have on its consolidated financial position or results of operations and statement disclosures.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of September 30, 2025, $292,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At September 30, 2025 Solitario’s money market funds of $7,573,000 are included in short-term investments.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2025 and 2024. Potentially dilutive shares related to outstanding common stock options of 4,320,000 and 5,348,500, respectively, for the three and nine months ended September 30, 2025, and outstanding common stock options of 5,348,500 and 3,828,500, respectively, for the three and nine months ended September 30, 2024 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	September 30,	December 31,
	2025	2024
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Bright Angel Project (Colorado – US)	5	-
Total exploration mineral properties	$16,706	$16,701

Solitario's mineral properties at September 30, 2025 and December 31, 2024 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario's mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Geologic and field expenses	$1,585	$1,977	$2,367	$2,628
Administrative	60	90	188	280
Total exploration costs	$1,645	$2,067	$2,555	$2,908

Asset Retirement Obligation and Reclamation Liabilities

Solitario recorded an asset retirement obligation of $125,000 upon the acquisition of its interest in the Lik Project for Solitario’s estimated reclamation cost of the existing disturbance at the Lik Project. This disturbance consists of an exploration camp including certain drill sites and access roads at the camp. The estimate was based upon estimated cash costs for reclamation as determined by Solitario and its joint venture partner, Teck, and is supported by a permitting bond required by the State of Alaska, for which Solitario has retained a reclamation bond insurance policy in the event Solitario or Teck do not complete required reclamation.

Solitario has not applied a discount rate to the recorded Lik Project asset retirement obligation as the estimated time frame for reclamation is not currently known, as completion of reclamation is not expected to occur until the end of the related project life, which would follow future development and operations, the start of which cannot be estimated or assured at this time. Additionally, no depreciation will be recorded on the related asset for the asset retirement obligation until the Lik project goes into operation, which cannot be assured.

As of September 30, 2025 and December 31, 2024, Solitario has no reclamation liability at its Florida Canyon Project as Nexa is responsible for the costs at the Florida Canyon Project, including reclamation, if any.

Solitario is also involved in certain matters concerning its 2025 and 2024 drilling programs remediation at its Golden Crest Project. Generally, the bulk of remediation at the Golden Crest Project associated with its 2025 and 2024 drilling programs are carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of September 30, 2025 related to the 2025 drilling program. The 2025 drilling program has essentially been completed as of September 30, 2025. Solitario has recorded a reclamation liability of $20,000 for remaining reclamation activities at Golden Crest as of September 30, 2025 included in asset retirement and reclamation liabilities related to the Golden Crest Project.

Activities at Solitario’s Cat Creek Project and Bright Angel Project through September 30, 2025 have consisted of claim staking and limited mapping and surface sampling which have not resulted in any material reclamation liabilities.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At September 30, 2025 and December 31, 2024, Solitario owned the following marketable equity securities:

	September 30, 2025		December 31, 2024
	shares	Fair value (000’s)	shares	Fair value (000’s)
Kinross Gold Corp.	-	$-	100,000	$927
Vendetta Mining Corp.	7,750,000	56	7,750,000	81
Vox Royalty Corp.	70,000	301	134,055	314
Total		$357		$1,322

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2025	December 31, 2024
Marketable equity securities at cost	$1,220	$1,440
Cumulative unrealized loss on marketable equity securities	(863)	(118)
Marketable equity securities at fair value	$357	$1,322

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of marketable equity securities sold	$64	$-	$220	$-
Realized gain on marketable equity securities sold	60	-	1,411	54
Gross proceeds from the sale of marketable equity securities sold	(124)	-	(1,631)	(54)
Net gain on marketable equity securities	80	110	666	420
Change in marketable equity securities at fair value	$(44)	$110	$(965)	$366

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) on marketable equity securities	$20	$110	$(745)	$366
Realized gain on marketable equity securities sold	60	-	1,411	54
Net gain on marketable equity securities	$80	$110	$666	$420

During the nine months ended September 30, 2025, Solitario sold its holdings of 100,000 shares of Kinross Gold Corp. (“Kinross”) common stock for gross proceeds of $1,401,000, which was netted by the settlement of $403,000 to close out its $10.00 Kinross covered call covering all 100,000 shares of Kinross common stock previously held by Solitario, which had a May 16, 2025 settlement date, resulting in net proceeds of $998,000, after fees and commissions. Solitario recorded a gain on sale of $1,319,000 on the date of sale. See also Note 7 “Derivative Instruments” below. Also, during the three and nine months ended September 30, 2025, Solitario sold 30,000 shares and 64,055 shares, respectively, of its Vox Royalty common shares for proceeds of $124,000 and $230,000, respectively, and recorded a gain on sale of $60,000 and $92,000, respectively, on the date of sale. Solitario did not sell any marketable equity securities during the three months ended September 30, 2024. During the nine months ended September 30, 2024, Solitario sold 100,000 shares of Highlander Silver Corp. (“Highlander”) common stock for proceeds of $54,000 and recorded a gain on sale of $54,000 on the date of sale.

4. Leases

Solitario leases one facility, its Wheat Ridge, Colorado office, that has a term of more than one year (the “WR Lease”). The WR Lease is classified as an operating lease and has a remaining term of 5 months at September 30, 2025, with no renewal option. At September 30, 2025 and December 31, 2024, the right-of-use office lease asset for the WR Lease is classified as other long-term assets and the related liability as current and long-term operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three and nine months ended September 30, 2025, cash lease payments of $12,000 and $34,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2024, cash lease payments of $11,000 and $33,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2025, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2024, Solitario recognized $10,000 and $31,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease is not determinable and Solitario has applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

The maturities of Solitario’s lease liability for its WR Lease are as follows at September 30, 2025:

Future lease payments (in thousands)
Remaining payments 2025	$12
Remaining payments 2026	7
Total lease payments	19
Less amount of payments representing interest	(1)
Present value of lease payments	$18

5. Other Assets

Other assets consisted of the following items:

(in thousands)	September 30,	December 31,
	2025	2024
Furniture and fixtures, net of accumulated depreciation	$45	$66
Right of use office lease asset	17	47
Exploration bonds and other assets	4	4
Total other assets	$66	$117

6. Fair Value of Financial Instruments

During the three and nine months ended September 30, 2025 and 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$7,573	$-	$-	$7,573
Marketable equity securities	$357	$-	$-	$357

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2024:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$4,523	$-	$-	$4,523
Marketable equity securities	$1,322	$-	$-	$1,322
Liabilities
Kinross calls	$67	$-	$-	$67

The fair values of other financial assets and liabilities as of September 30, 2025 and December 31, 2024 were assumed to approximate their carrying values due to their short-term nature and historically negligible credit losses.

7. Derivative Instruments

From time-to-time Solitario sold covered call options against its holdings of shares of Kinross common stock included in marketable equity securities. The business purpose of selling covered calls was to provide additional income on a limited portion of shares of Kinross that Solitario may have elected to sell in the near term, which is generally defined as less than one year. Any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. In August 2024, Solitario sold covered calls against its holdings of Kinross common stock for net proceeds of $39,000. During three and the nine months ended September 30, 2025, Solitario recorded a loss on derivative instruments of $0 and $336,000, respectively. Solitario settled the covered calls against its holdings of Kinross upon the sale of all of its shares of Kinross common stock for gross proceeds of $1,401,000 which was netted against the settlement of the Kinross calls of $403,000 for net cash proceeds of $998,000 after fees and commissions.

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

At both September 30, 2025 and December 31, 2024, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and nine months ended September 30, 2025 and 2024, Solitario recorded no deferred tax expense.

9. Commitments and Contingencies

At September 30, 2025 and December 31, 2024, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000, related to its Lik Project and Golden Crest Project. See Note 2 “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of September 30, 2025 of $19,000 through February 2026.

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

As of September 30, 2025 and December 31, 2024, there were options outstanding under the 2013 Plan to acquire 2,145,000 and 3,173,500 shares, respectively, of Solitario common stock. Of these, as of September 30, 2025 and December 31, 2024, there were a total of vested options exercisable to acquire 2,145,000 and 2,672,250 shares, respectively, of Solitario common stock, with exercise prices between $0.60 and $0.69 per share. As of September 30, 2025, the outstanding stock options under the 2013 Plan have an intrinsic value of $204,000 and a weighted average life of 1.85 years.

No options under the 2013 Plan were exercised during the three months ended September 30, 2025. During the nine months ended September 30, 2025, options previously granted under the 2013 Plan for 1,028,500 shares were exercised with an exercise price of $0.20 per share for proceeds of $206,000 and had an intrinsic value of $437,000 on the date of exercise. During the three and nine months ended September 30, 2024, options previously granted under the 2013 Plan for 200,000 and 250,000 shares were exercised with exercise prices between $0.20 per share and $0.28 per share, for proceeds of $40,000 and $54,000, respectively, which had intrinsic values of $132,000 and $144,000, respectively, on the dates of exercise.

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

As of September 30, 2025 and December 31, 2024, there were options outstanding under the 2023 Plan to acquire 2,175,000 and 2,175,000 shares, respectively, of Solitario common stock. Of these, as of September 30, 2025 and December 31, 2024, there were options that are vested and exercisable to acquire 1,087,500 and 556,250 shares, respectively, of Solitario common stock, with exercise prices between $0.51 and $0.85 per share. As of September 30, 2025, the outstanding stock options under the 2023 Plan have an intrinsic value of $10,000 and a weighted average life of 3.67 years.

During the three and nine months ended September 30, 2025 Solitario did not grant any awards under the 2023 Plan. Solitario did not grant any options from the 2023 Plan during the three months ended September 30, 2024. During the nine months ended September 30, 2024, Solitario granted options for 2,125,000 shares of Solitario common stock, with an exercise price of $0.85 per share, a five-year term, which vest 25% on the date of grant and 25% on each anniversary date for the next three years and a grant date fair value of $1,120,000 based upon a five-year life, volatility of 71.5% and risk-free interest rate of 4.3%. During the three and nine months ended September 30, 2025 and 2024, no options were exercised under the 2023 Plan.

Stock-based compensation expense

During the three and nine months ended September 30, 2025, Solitario recorded stock-based compensation expense of $113,000 and $364,000, respectively, included in general and administrative expense. During the three and nine months ended September 30, 2024, Solitario recorded stock-based compensation expense of $125,000 and $540,000, respectively, included in general and administrative expense. At September 30, 2025, the total unrecognized stock-based compensation expense related to non-vested options was $477,000 and is expected to be recognized over a period of 20 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three and nine months ended September 30, 2025:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520
Stock-based compensation expense	-	-	126	-	126
Issuance of shares- option exercises	778,500	8	148	-	156
Net loss	-	-	-	(511)	(511)
Balance at March 31, 2025	82,416,918	$824	$84,988	$(63,521)	$22,291

Stock-based compensation expense	-	-	125	-	125
Issuance of shares- option exercises	250,000	3	47	-	50
Issuance of shares – ATM	147,067	1	93	-	94
Issuance of shares – Private Placements	7,142,855	72	4,339	-	4,411
Net loss	-	-	-	(943)	(943)
Balance at June 30, 2025	89,956,840	$900	$89,592	$(64,464)	$26,028

Stock-based compensation expense	-	-	113	-	113
Issuance of shares – ATM	572,013	5	413	-	418
Issuance of shares – Private Placements	84,128	1	52	-	53
Net loss	-	-	-	(1,870)	(1,870)
Balance at September 30, 2025	90,612,981	$906	$90,170	$(66,334)	$24,742

Shareholders’ Equity for the three and nine months ended September 30, 2024:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950
Stock-based compensation expense	-	-	59	-	59
Issuance of shares- option exercises	50,000	-	14	-	14
Net loss	-	-	-	(730)	(730)
Balance at March 31, 2024	79,636,358	$796	$82,869	$(58,372)	$25,293
Stock-based compensation expense	-	-	356	-	356
Issuance of shares for cash - ATM	1,802,060	18	1,200	-	1,218
Net loss	-	-	-	(762)	(762)
Balance at June 30, 2024	81,438,418	$814	$84,425	$(59,134)	$26,105
Stock-based compensation expense	-	-	125	-	125
Issuance of shares- option exercises	200,000	2	38	-	40
Net loss	-	-	-	(2,276)	(2,276)
Balance at September 30, 2024	81,638,418	$816	$84,588	$(61,410)	$23,994

Private Placements

On August 14, 2025, Solitario issued 84,128 shares in a private placement to certain leaseholders at our Golden Crest Project in South Dakota in satisfaction of a portion of the required 2025 annual lease payments with a value of $53,000. The remaining portion of the lease payments due to the leaseholders were made in cash during the nine months ended September 30, 2025.

On June 18, 2025, Solitario closed on a private placement of 1,587,300 shares of Solitario common stock (the “Newmont Shares”), pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for a price of $0.63 per share for net proceeds of $980,000 after certain legal and regulatory offering costs of $20,000. In connection with the sale of the Newmont Shares, Solitario and Newmont amended and restated the Investor Rights Agreement between the parties that was entered into in 2023, to reflect Newmont’s purchase of these additional Solitario shares. The amended and restated Investor Rights Agreement served to amend certain terms of the Investor Rights Agreement, including to provide Newmont with a right of first refusal with respect to certain transactions, such as a sale or joint venture, involving the Golden Crest Properties (whereas the agreement previously granted Newmont a right of first offer with respect to those prospective transactions).

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

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10 million (the “ATM Program”). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold.

During the three and nine months ended September 30, 2025, Solitario sold an aggregate of 572,013 shares and 719,080 shares, respectively, of common stock under the ATM Agreement at an average price of $0.76 per share and $0.75 per share, respectively, for net proceeds of $418,000 and $512,000, respectively, after commissions and sale expenses. During the nine months ended September 30, 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses. During the three months ended September 30, 2024, Solitario did not sell any shares under the ATM Program.

12. Subsequent Events

Subsequent to September 30, 2025, Solitario sold an aggregate of 288,243 shares of common stock under the ATM Agreement at an average price of $0.78 per share for net proceeds of $217,221, after commissions and sale expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2024 and 2023, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2024 Annual Report. Solitario's financial condition and results of operations as of and through September 30, 2025 are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At September 30, 2025, we consider our Golden Crest Project in South Dakota, our carried interest in the Florida Canyon Project in Peru, and our interest in the Lik Project in Alaska to be our core mineral property assets. In addition, we own the Cat Creek Project in Colorado and the Bright Angel Project in Colorado, neither of which have been explored to the degree of any of our three core assets, identified above. We are conducting exploration activities in the United States on our own at the Golden Crest Project, the Cat Creek Project and the Bright Angel Project, and through joint ventures operated by our partners in Peru at the Florida Canyon Project and in Alaska at the Lik Project. From time to time we also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of September 30, 2025, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik Project, Florida Canyon Project, Golden Crest Project, Cat Creek Project and Bright Angel Project; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

(b) Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

We had a net loss of $1,870,000 or $0.02 per basic and diluted share for the three months ended September 30, 2025 compared to a net loss of $2,276,000 or $0.03 per basic and diluted share for the three months ended September 30, 2024. As explained in more detail below, the primary reasons for the decrease in our net loss in the three months ended September 30, 2025 compared to the net loss during the three months ended September 30, 2024 were (i) a decrease in exploration expense to $1,645,000 during the three months ended September 30, 2025 compared to exploration expense of $2,067,000 during the three months ended September 30, 2024; (ii) a decrease in general and administrative expense to $379,000 during the three months ended September 30, 2025 compared to general and administrative expense of $383,000 during the three months ended September 30, 2024; and (iii) no loss on derivative instruments during the three months ended September 30, 2025 compared to a loss on derivative instruments of $22,000 during the three months ended September 30, 2024. Partially offsetting these decreases in net loss were (i) a decrease in interest and dividend income to $82,000 during the three months ended September 30, 2025 compared to interest and dividend income of $94,000 during the three months ended September 30, 2024; and (ii) a reduction in the realized and unrealized gain on sale on marketable equity securities to $80,000 during the three months ended September 30, 2025 compared to a realized and unrealized gain on marketable equity securities of $110,000 during the three months ended September 30, 2024. Each of the major components of these items is discussed in more detail below.

Our net exploration expense decreased to $1,645,000 during the three months ended September 30, 2025 compared to exploration expense of $2,067,000 during the three months ended September 30, 2024 primarily as a result of (i) lower exploration expense at our Golden Crest Project to $1,522,000 during the three months ended September 30, 2025 compared to $1,957,000 during the three months ended September 30, 2024 as a result of fewer holes being drilled as well as a slightly lower cost per hole for our drilling program during the three months ended September 30, 2025 compared to the drilling program during the three months ended September 30, 2024; and (ii) reductions in our exploration activity at our Cat Creek Project and reconnaissance work during the three months ended September 30, 2025 to $15,000 compared to exploration expense of $29,000 for those projects during the three months ended September 30, 2024. Partially offsetting these decreases in exploration expense were (i) an increase in exploration expense at our Lik Project in Alaska to $102,000 during the three months ended September 30, 2025 compared to exploration expense of $81,000 during the three months ended September 30, 2024; and (ii) work performed at our newly-acquired Bright Angel Project during the three months ended September 30, 2025 of $6,000 with no similar expenditures in 2024. We have budgeted approximately $3,910,000 for the full-year exploration expenditure for 2025, which includes approximately $1,911,000 for drilling at the Golden Crest Project. We expect our full-year exploration expenditure for 2025 to be comparable to our full-year exploration expenditure for 2024.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2025	2024	2025	2024
Golden Crest	$1,522	$1,957	$2,373	$2,742
Lik	102	81	132	105
Cat Creek	9	19	24	32
Bright Angel	6	-	6	-
Reconnaissance	6	10	20	29
Total exploration expense	$1,645	$2,067	$2,555	$2,908

General and administrative costs, excluding stock option compensation costs, discussed below, were $266,000 during the three months ended September 30, 2025 compared to $258,000 during the three months ended September 30, 2024. The major components of our general and administrative costs were (i) salaries and benefit expense of $79,000 during the three months ended September 30, 2025 compared to salary and benefit costs of $79,000 during the three months ended September 30, 2024; (ii) legal and accounting expenditures of $55,000 in the three months ended September 30, 2025 compared to $50,000 in the three months ended September 30, 2024; (iii) office rent and expenses of $36,000 during the three months ended September 30, 2025 compared to $34,000 during the three months ended September 30, 2024; and (iv) travel and shareholder relation costs of $96,000 during the three months ended September 30, 2025 compared to $95,000 during the three months ended September 30, 2024. We anticipate the full-year general and administrative costs will be comparable for 2025 and 2024.

We recorded $113,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2025 compared to $125,000 of stock option compensation expense during the three months ended September 30, 2024. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended September 30, 2025 and 2024. The expense related to the amortization of grant date fair values of outstanding unvested options for the three months ended September 30, 2025 and 2024 was comparable. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded realized and unrealized gain on the sale of our marketable equity securities of $80,000 during the three months ended September 30, 2025 compared to $110,000 during the three months ended September 30, 2024. During the three months ended September 30, 2025 we sold 30,000 shares of Vox Royalty common stock for proceeds of $124,000 and recorded a realized gain on sale of $60,000. We did not sell any marketable equity securities during the three months ended September 30, 2024. In addition, we recorded an unrealized gain on marketable equity securities of $20,000 during the three months ended September 30, 2025 related to changes in the market value of our holdings of Vox Royalty common stock of an increase of $50,000 partially offset by a reduction in market value of our holdings of Vendetta common stock of $30,000. During the three months ended September 30, 2024 we recorded an unrealized gain on our holdings of marketable equity securities of $110,000 related to an increase in the value of our Kinross common stock of $104,000, and an increase in the value of our Vox Royalty common stock of $34,000, which were partially offset by a decrease in the value of our Vendetta common stock of $28,000 during the three months ended September 30, 2024. See Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements.

We recorded interest and dividend income of $82,000 during the three months ended September 30, 2025 compared to interest income of $94,000 during the three months ended September 30, 2024. This decrease was primarily due to a decrease in our funds held in our money market account during the three months ended September 30, 2025 compared to the funds held in our money market account during the three months ended September 30, 2024 as well as a lower average interest rate earned on our short-term money market account during the three months ended September 30, 2025 compared to 2024. In addition, we did not earn any dividend income during the three months ended September 30, 2025 compared to dividend income of $3,000 during the three months ended September 30, 2024 from our holdings of Kinross common stock, which was sold in May 2025.

During the three months ended September 30, 2024, we recorded a non-cash loss on derivative instruments of $22,000 with no similar amount during the three months ended September 30, 2025. The loss during the three months ended September 30, 2024 was related to certain Kinross calls we held during the three months ended September 30, 2024, which were settled upon the sale of our holdings of Kinross common stock.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and nine months ended September 30, 2025 and 2024, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and nine months ended September 30, 2025 or 2024 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2025. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

We had a net loss of $3,324,000 or $0.04 per basic and diluted share for the nine months ended September 30, 2025 compared to a net loss of $3,768,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2024. As explained in more detail below, the primary reasons for the decrease in our net loss were (i) a decrease in exploration expense to $2,555,000 during the nine months ended September 30, 2025 compared to exploration expense of $2,908,000 during the nine months ended September 30, 2024; (ii) a decrease in general and administrative expense to $1,257,000 during the nine months ended September 30, 2025 compared to general and administrative expense of $1,511,000 during the nine months ended September 30, 2024; and (iii) a realized and unrealized gain on sale of marketable equity securities of $666,000 during the nine months ended September 30, 2025, compared with an unrealized and realized gain on sale of marketable equity securities of $420,000 during the nine months ended September 30, 2024. Partially offsetting these decreases in the net loss during the nine months ended September 30, 2025 compared to the net loss during the nine months ended September 30, 2024 were (i) an increase in the loss on derivative instruments to $336,000 during the nine months ended September 30, 2025 compared to a loss on derivative instruments of $43,000 during the nine months ended September 30, 2024; and (ii) a decrease in interest and dividend income to $180,000 during the nine months ended September 30, 2025 compared to interest and dividend income of $295,000 during the nine months ended September 30, 2024. The significant changes for these items are discussed in more detail below.

Our net exploration expense decreased to $2,555,000 during the nine months ended September 30, 2025 compared to $2,908,000 during the nine months ended September 30, 2024. The primary reasons for the decrease were (i) exploration expenditures at our Golden Crest Project decreased to $2,373,000 during the nine months ended September 30, 2025 compared to $2,742,000 during the nine months ended September 30, 2024 as our drilling program during 2025 included fewer holes and a slightly lower cost per hole compared to our drilling program during 2024. In addition our expenses at our Golden Crest Project were lower as a result of a reduction in permitting and other activities at the Golden Crest Project during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024; (ii) a decrease in expenditures at our Cat Creek Project during the nine months ended September 30, 2025 to $24,000 compared to the nine months ended September 30, 2024 of $32,000; and (iii) a reduction in reconnaissance exploration expenditures to $20,000 during the nine months ended September 30, 2025 compared to reconnaissance exploration expenditures of $29,000 during the nine months ended September 30, 2024. Partially offsetting these increases in exploration expenditures were (i) an increase in our exploration expenditures at our Lik Project in Alaska to $132,000 during the nine months ended September 30, 2025 compared to $105,000 during the nine months ended September 30, 2024; and (ii) initial work at our newly acquired Bright Angel Project of $6,000 during the nine months ended September 30, 2025. We do not expect significant additional exploration expenditures during the fourth quarter of 2025 as our drilling program ended shortly after the end of September 2025.

General and administrative costs, excluding stock option compensation costs discussed below, were $893,000 during the nine months ended September 30, 2025 compared to $971,000 during the nine months ended September 30, 2024. The major components of the costs were (i) salary and benefit expense during the nine months ended September 30, 2025 of $275,000 compared to salary and benefit expense of $292,000 during the nine months ended September 30, 2024; (ii) legal and accounting expenditures of $170,000 during the nine months ended September 30, 2025, compared to $180,000 during the nine months ended September 30, 2024; (iii) office and other costs of $96,000 during the nine months ended September 30, 2025 compared to $104,000 during the nine months ended September 30, 2024; and (iv) travel and shareholder relation costs of $352,000 during the nine months ended September 30, 2025 compared to $395,000 during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025 and 2024, Solitario recorded $364,000 and $540,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The increase during the nine months ended September 30, 2024 was primarily related to the grant of options for a total of 2,125,000 shares of our common stock during June of 2024, which resulted in the amortization of $280,000 of grant date fair value on the date of grant of those options.

We recorded a realized and unrealized gain on marketable equity securities of $666,000 during the nine months ended September 30, 2025 compared to a realized and unrealized gain on marketable equity securities of $420,000 during the nine months ended September 30, 2024. These amounts represent a realized gain on the sale of an aggregate of $1,411,000 during the nine months ended September 30, 2025, which was comprised of (i) a realized gain on the sale of our Kinross common stock of $915,000; (ii) a realized gain of $93,000 on the sale of our Vox Royalty common stock; and (iii) a realized gain from the settlement of our call on Kinross stock of $403,000. This realized gain during the nine months ended September 30, 2025 compared to a realized gain of $54,000 during the nine months ended September 30, 2024 from the sale of our Highlander Silver common stock. In addition, we recorded an unrealized loss on marketable equity securities of $745,000 during the nine months ended September 30, 2025 compared to an unrealized gain on marketable equity securities of $366,000 during the nine months ended September 30, 2024. The non-cash unrealized gain during the nine months ended September 30, 2025 was primarily related to (i) the transfer of $915,000 of unrealized gain on our holdings of Kinross common stock to realized gain upon the sale of shares of Kinross during the nine months ended September 30, 2025; and (ii) the transfer of $92,000 of unrealized gain on our holdings of Vox Royalty common stock upon the sale of the shares of Vox Royalty common stock during the nine months ended September 30, 2025. These transfers of prior unrealized gains (as an unrealized loss) in the value of our marketable equity securities during the nine months ended September 30, 2025 along with a decrease in the value of our holdings of Vendetta common stock of $25,000 based on quoted market prices were partially offset by (i) an increase in the value of our holdings of Kinross common stock through the date of sale of $71,000; and (ii) an increase in the value of our Vox Royalty common stock sold of $35,000 through the date of sale for the Vox Royalty shares sold: and (iii) an increase in the value of remaining holdings of Vox Royalty common stock for the nine months ended September 30, 2025 of $181,000. The non-cash unrealized gain during the nine months ended September 30, 2024 was primarily related to (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock at September 30, 2024 of $331,000 based on quoted market prices; (ii) an increase in the fair value of our holdings of 134,055 shares of Vox Royalty common stock of $129,000 based on quoted market prices; and (iii) an increase of $22,000 in the fair value of our holdings of 100,000 shares of Highlander common stock to the date of the sale of our holdings of the Highlander shares. These unrealized increases in the value of our marketable equity securities during the nine months ended September 30, 2024 were partially offset by (i) a decrease in the value of our holdings of Vendetta common stock of $61,000 based on quoted market prices; and (ii) the transfer of $54,000 of previously recorded unrealized gain to realized gain on the sale of our 100,000 Highlander common shares (as an unrealized loss) upon the sale of those shares during the nine months ended September 30, 2024. See Note 3, Marketable Equity Securities above.

We recorded interest and dividend income of $180,000 during the nine months ended September 30, 2025 compared to interest and dividend income of $295,000 during the nine months ended September 30, 2024. The decrease in interest income was primarily related to a decrease in our average outstanding balance of money market holdings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We anticipate interest income will increase during the remainder of 2025, as a result of the completion of private placements of our common stock during the second quarter of 2025 for net proceeds of $4,411,000. However, we anticipate we will utilize the funds in the money market account to fund our exploration and general and administrative expenditures, which will mitigate the future interest income during the remainder of 2025 and the sale of our holdings of Kinross common stock will eliminate our dividend income for the remainder of 2025. See “Liquidity and Capital Resources” below for further discussion of our cash and short-term investment balances.

During the nine months ended September 30, 2025, we recorded a non-cash loss on derivative instruments of $336,000 related to the Kinross calls, which were settled during the nine months ended September 30, 2025 upon the sale of our holdings of Kinross. During the nine months ended September 30, 2024, we recorded a non-cash loss on derivative instruments of $43,000 related to Kinross calls as a result of an increase in the value of the underlying Kinross common stock.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2025, we have $7,945,000 in cash and short-term investments. Our short-term investment is comprised of $7,573,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2025. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2025, we owned 7,750,000 shares of Vendetta common stock, and 70,000 shares of Vox Royalty common stock. At September 30, 2025, the Vendetta shares are recorded at their fair value of $56,000, and the Vox Royalty shares are recorded at their fair value of $301,000. We sold our holdings of 100,000 shares of Kinross common stock for net proceeds of $998,000 during the nine months ended September 30, 2025, and sold 64,055 shares of Vox Royalty common stock for net proceeds of $230,000, each discussed above. During the nine months ended September 30, 2024 we sold all of our holdings of Highlander common stock for proceeds of $54,000. We anticipate we may sell some portion of our remaining holdings of marketable equity securities during the remainder of 2025 depending on cash needs and market conditions.

Working Capital

We had working capital of $7,885,000 at September 30, 2025 compared to working capital of $5,624,000 at December 31, 2024. The increase was largely attributable to the completion of the private placements of our common stock during June 2025 described above. Our working capital at September 30, 2025 consists primarily of our cash and cash equivalents, our short-term investments, discussed above, our investment in marketable equity securities of $357,000, and prepaid expenses and other current assets of $68,000, less our accounts payable of $467,000 and other current liabilities of $18,000. As of September 30, 2025, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of September 30, 2025 and December 31, 2024, there were options outstanding from the 2013 Plan to acquire an aggregate of 2,145,000 and 3,173,500 shares, respectively, of Solitario common stock, with exercise prices between $0.69 per share and $0.60 per share. As of September 30, 2025 and December 31, 2024 there were options outstanding from the 2023 Plan to acquire 2,175,000 and 2,175,000 shares, respectively, of Solitario common stock with exercise prices between $0.51 per share and $0.85 per share. During the nine months ended September 30, 2025, options for 1,028,500 shares of Solitario common stock were exercised from the 2013 Plan with an exercise price of $0.20 per share for proceeds of $206,000. During the nine months ended September 30, 2024, options for 250,000 shares of Solitario common stock were exercised from the 2013 Plan with an exercise price of $0.20-$0.28 per share for proceeds of $54,000. We do not anticipate the exercise of additional options during the remainder of 2025 to be a significant source of cash, if at all.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2025 decreased to $3,064,000 compared to $3,350,000 of net cash used in operations for the nine months ended September 30, 2024 primarily as a result of (i) a decrease in exploration expenses to $2,555,000 during the nine months ended September 30, 2025 compared to exploration expenses of $2,908,000 during the nine months ended September 30, 2024; (ii) a decrease in general and administrative expense during the nine months ended September 30, 2025 to $1,257,000 compared to $1,511,000 during the nine months ended September 30, 2024; and (iii) a provision of cash from an increase in accounts payable and other current liabilities during the nine months ended September 30, 2025 of $176,000 compared to a provision of cash for an increase in accounts payable and other current liabilities of $12,000 during the nine months ended September 30, 2024. Partially offsetting these decreases in the use of cash for operations were (i) a reduction in interest and dividend income to $180,000 during the nine months ended September 30, 2025 compared to interest income of $295,000 during the nine months ended September 30, 2024; and (ii) a use of cash for prepaid expenses and other current assets of $2,000 for the nine months ended September 30, 2025 compared to the provision of cash of $171,000 for a reduction in prepaid expenses and other current assets during the nine months ended September 30, 2024. Based upon projected expenditures in our 2025 budget, we anticipate continued use of funds from operations through the remainder of 2025, primarily for exploration related to our Golden Crest Project, Lik Project, Cat Creek Project and our Bright Angel Project. See “Results of Operations” above for further explanation of some of these variances.

During the nine months ended September 30, 2025, we used $3,050,000 for net purchases of short-term investments, compared to the provision of cash of $2,038,000 for net sales of short-term investments during the nine months ended September 30, 2024. The increase in our short-term investments was as a result of the funds received from (i) the sales of marketable equity securities discussed above; (ii) stock option exercises; and (iii) cash received through stock sales, discussed below. As discussed above, during the nine months ended September 30, 2025 we received $1,631,000 in proceeds from the sale of marketable equity securities less the cash paid for the settlement of our outstanding Kinross call, compared to proceeds of $54,000 from the sale of marketable equity securities during the nine months ended September 30, 2024. During the nine months ended September 30, 2025 we acquired a mineral property of $5,000 compared to mineral property acquisitions of $55,000 during the nine months ended September 30, 2024. During the nine months ended September 30, 2024 we acquired equipment and other assets used in our exploration activities of $12,000, with no similar purchases during the nine months ended September 30, 2025. We received cash proceeds of $39,000 from the sale of Kinross calls during the nine months ended September 30, 2024, with no similar derivative instrument sale during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, we received $512,000 in net proceeds from the issuance of common stock under the ATM Program, and we received $4,464,000 from the issuance of common stock issued in private placements that closed in June 2025. See Note 11, Shareholders’ Equity, above. We also received $206,000 from the exercise of stock options during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we received net cash of $1,218,000 from the issuance of common stock under the ATM program. In addition, during the nine months ended September 30, 2024 we received $54,000 from the issuance of common stock from the exercise of stock options. See Note 10, “Employee Stock Compensation Plans.”

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

(f) Off-balance sheet arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2025. As of September 30, 2025, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2024 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and nine months ended September 30, 2025 and 2024.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2024 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three months ended September 30, 2025.

(j) Related Party Transactions

As of September 30, 2025, and for the three and nine months ended September 30, 2025, we have no related party transactions or balances.

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

(l) Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Part I, Item 1A of our 2024 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;

•	Our ability to realize a return on our investment in our core projects such as the Lik Project and Golden Crest Project;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta and Vox Royalty;
•	Our expectations regarding development and exploration of our properties including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities;
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, interest rate volatility, fluctuations and impacts of announced tariff and trade policies, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events such as epidemics or pandemics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of September 30, 2025, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On August 14, 2025, we issued 84,128 shares with a value of $53,000 in a private placement to certain leaseholders at our Golden Crest Project in South Dakota in satisfaction of a portion of the required 2025 lease payments. The remaining portion of the lease payments due to the leaseholders were made in cash during the nine months ended September 30, 2025. We did not engage an underwriter or placement agent for the placement, and therefore there were no underwriter discounts or commissions or placement agent fees. The shares were issued pursuant Section 4(a)(2) of the Securities Act of 1933, as amended, as Solitario did not engage in any general solicitation or advertising for this issuance, and offered the securities to a limited number of persons.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the Company or its affiliates during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

During the quarter ended September 30, 2025, there were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

October 29, 2025	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.1.3	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on June 20, 2025)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

