Form 10-K
period 2025-12-31
SOLITARIO RESOURCES CORP.
filed 2026-03-05
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-32978

SOLITARIO RESOURCES CORP.
(Exact name of registrant as specified in charter)

Colorado	84-1285791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4251 Kipling St. Suite 410, Wheat Ridge, CO	80033
(Address of principal executive offices)	(Zip Code)

4251 Kipling St. Suite 390, Wheat Ridge, CO	80033
(Former Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (303) 534-1030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.01 par value	XPL	NYSE American LLC

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 30, 2025 as reported on NYSE American LLC (“NYSE American”), was approximately $53,437,000.

There were 92,214,987 shares of common stock, $0.01 par value, outstanding on March 4, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders, which is expected to be filed by April 30, 2026, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Business and Company Formation

Solitario Resources Corp. (“we,” “us,” “our,” “Solitario,” or the “Company”) is smaller reporting company as defined by rules issued by the SEC. Solitario was incorporated in the State of Colorado on November 15, 1984. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage of the project. At that point, or sometime prior to that point, Solitario would likely attempt to sell its mineral properties, pursue their development either on its own or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that continues to advance the property. Solitario has never developed a property. Solitario’s primary focus is on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario, from time to time, also evaluates potential strategic transactions as a means to acquire an interest in new precious and base metal properties and assets with exploration potential or other potential corporate transactions that Solitario determines to be favorable to Solitario.

Solitario has recorded revenue in the past from the sale of mineral properties, including the sale of certain mineral royalties. Revenues and / or proceeds from the sale or joint venture of properties or assets, although often significant when they occur, have not been a consistent annual source of cash and would only occur in the future, if at all, on an infrequent basis.

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon project”), its interest in the Lik zinc project in Alaska (the “Lik project”), and its Golden Crest project in South Dakota (the “Golden Crest project”) to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at the Florida Canyon project. Solitario is working with its 50% joint venture partner in the Lik project, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project. In addition, Solitario holds and interest in the Chambara project in Peru and also has two early-stage projects, the Cat Creek project in Colorado (the “Cat Creek project”) and the Bright Angel project in Colorado (the “Bright Angel project”) acquired by Solitario in the third quarter of 2025. Solitario is conducting mineral exploration on its Golden Crest project, the Cat Creek project and the Bright Angel project on its own.

As of December 31, 2025, Solitario anticipates using its cash and short-term investments, in part, to further fund the exploration of its Golden Crest, Florida Canyon, Lik, Cat Creek and Bright Angel projects, and to potentially evaluate and acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets on potentially attractive terms.

Human Capital Management

As of December 31, 2025, Solitario had three full-time employees and three part-time seasonal employees. In addition, we use consultants and contractors with specific skills to assist with exploration activities, administration, due diligence, environmental and regulatory compliance, corporate governance, and asset and operations management.

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

Solitario values the backgrounds and talents of its employees working together to achieve corporate goals and personal and professional goals and objectives. We seek to cultivate a culture that is sensitive to the importance of diversity and inclusion in the workplace and are committed to continuous improvement in these areas.

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

Corporate Structure

•	Solitario Resources Corp. [Colorado]
		■	Golden Crest project [South Dakota] (100%)
		■	Cat Creek project [Colorado] (100%)
		■	Bright Angel project [Colorado](100%)
	-	Zazu Metals Corporation. [Canada] (100%)
		■	Zazu Metals (AK) Corp. [Alaska] (100%)
• Lik project (50%)
	-	Minera Chambara, S.A. [Peru] (85%)
		■	Chambara project
	-	Minera Solitario Peru, S.A. [Peru] (100%)
	-	Minera Bongará, S.A. [Peru] (39%)
		■	Florida Canyon project
	-	Minera Soloco, S.A. [Peru] (100%)

Mineral Exploration Properties

We hold a 50% operating interest in the Lik zinc-lead-silver property in northwest Alaska, which is estimated to contain a large tonnage, high-grade deposit potentially mineable by open-pit methods. Teck is a 50% partner with Solitario in the Lik deposit, with Teck acting as the project manager from 2018 through 2025. In late 2021 Solitario engaged Gustavson & Associates to complete a S-K 1300 Technical Report Summary on the Lik project (the“S-K 1300 Lik TRS”) which was completed in March 2022. A Preliminary Economic Assessment (“PEA”) was completed on the Lik deposit in 2014.

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

During 2021 Solitario entered into a lease agreement with Golden Crest II, LLC, a Wyoming limited liability company (the “GC Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota. The GC Claims are part of Solitario’s Golden Crest project. Terms of the GC Agreement include required scheduled payments by Solitario to the underlying owner of $65,000 (paid upon signing) and an obligation to pay the underlying owner $60,000 at the first anniversary date which was paid in June 2022. To continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments that over five years total $340,000, and annual payments of $150,000 thereafter. During 2024, Solitario paid the underlying owner a bonus payment of $25,000, per the terms of the lease, because an initial drill hole contained a minimum of at least 10 meters of two (2) grams per tonne of gold. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000. In order to maintain the lease in good standing, Solitario has agreed to escalating work commitments, on the GC Claims and a related area of interest around the GC Claims totaling $3,000,000 during the first five years of the lease. Solitario has exceeded the minimum exploration expenditures required through 2025. The term of the GC Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000. As of December 31, 2025, Solitario has incurred costs for staking, filing fees, legal and other costs totaling $1,078,000 capitalized as initial acquisition costs related to claims on the Golden Crest project.

At December 31, 2025, Solitario also holds an 85% interest in the Chambara project in Peru encompassing 12 concessions totaling 9,880 hectares. Nexa holds the remaining 15% interest in the Chambara project.

During 2023 Solitario entered into a lease agreement with Cat Creek LLC, the underlying owner of certain mineral claims in Colorado covering the Cat Creek project (the “Cat Creek Agreement”). During 2024 Solitario capitalized its initial payments of $12,000 related to the Cat Creek project. Per the terms of the Cat Creek Agreement, to maintain the lease, Solitario has agreed to pay, at its option, additional annual payments totaling $127,000 through July 2028, of which $27,000 has been paid through December 31, 2025. In addition, to maintain the lease, Solitario has agreed to escalating work commitments on the Cat Creek claims and the related area of interest around the Cat Creek claims totaling $2,270,000 through December 31, 2029, with additional work commitments totaling $750,000 per year until December 2033. Solitario has exceeded the minimum exploration expenditure required through December 31, 2025. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

In August 2025 Solitario entered into a lease agreement with Tenmile Resources, LLC, the underlying owner of certain mineral claims in Colorado covering the Bright Angel project (the “Bright Angel Agreement”). During 2025 Solitario capitalized its initial payments of $5,000 related to the Bright Angel project and subsequently capitalized initial claim and staking payments of $26,000 related to the Bright Angel project. Per the terms of the Bright Angel Agreement, to maintain the lease, Solitario has agreed to pay, at its option, additional annual payments totaling $325,000 through August 2034, with annual payments of $100,000 per year after 2034. In addition, to maintain the lease, Solitario has agreed to escalating work commitments on the Bright Angel claims and the related area of interest around the Bright Angel claims totaling $2,250,000 through December 31, 2034, with additional work commitments totaling $500,000 per year after 2034. Solitario has exceeded the minimum exploration expenditure required through December 31, 2025. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

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

We have recorded revenue in the past from the sale of mineral properties and assets, joint venture property payments and the sale of royalties. Proceeds from the sale or joint venture of properties and royalty sales, although potentially significant when they occur, have not been a consistent source of cash and may only occur in the future, if at all, on an infrequent basis. Accordingly, while we conduct exploration activities on our projects, we need to maintain and replenish our capital resources. Historically, we have met our need for capital through (i) the sale of our investments in, and interest on, money market accounts and short-term treasury notes and bank certificates of deposit (“CDs”); (ii) issuances of common stock; (iii) sales of our shares of common stock of Vendetta Mining Corp. (“Vendetta”), Vox Royalty Corp. (“Vox Royalty”) and Kinross Gold Corporation (“Kinross”); (iv) sales of covered call options on common stock of Kinross we previously held; and (v) sale of mineral property interests and assets. In certain cases, we have reduced our exposure to the costs of our exploration activities through the use of joint ventures.

We operate in one segment: mineral exploration. We currently conduct, whether directly or through our joint venture partners, exploration activities in Peru, Alaska, Colorado and South Dakota and evaluate properties for potential acquisition and evaluation of strategic corporate opportunities throughout North and South America. As of March 4, 2026, we had three full-time employees located in the United States and no full-time employees outside of the United States. We utilize contract managers, geologists, administrators and part-time laborers to execute our Latin American and North American project work and acquisition evaluations.

The acquisition of gold and other mineral properties is subject to intense competition. Identifying and evaluating potential mineral resource properties is a costly and time-consuming endeavor. The Company expects to continue significant investment in exploration and potential growth activities in the future; however, competition for acquiring mineral prospects will continue to be intense. A large number of companies are engaged in the acquisition, exploration and development of mineral properties, many of which have substantially greater technical and financial resources than we have and, accordingly, we may be at a disadvantage in being able to compete effectively for the acquisition, exploration and development of mineral properties. We are not aware of any single competitor or group of competitors that dominate the exploration and development of mineral properties. In acquiring mineral properties for exploration and development, we rely on the experience, technical expertise and knowledge of our employees, contractors and advisors, which is limited by the size of our company compared to many of our competitors who may have greater resources, including more employees or employees with more specialized knowledge and experience.

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

Environmental Regulations

Our current and planned activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We are required to conduct our operations in compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in each jurisdiction in which we conduct our exploration activities could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. We have reviewed and considered current federal legislation relating to climate change and given our current small size and limited activities, we do not believe it to currently have a material effect on our operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon us and our results of operations. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects. During 2025, we had no material environmental incidents or known non-compliance with any applicable environmental regulations.

Financial Information about Geographic Areas

Included in the consolidated balance sheets at December 31, 2025 and 2024, are total assets of $22,000 and $35,000, respectively, related to Solitario's operations located outside of the United States.

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

Paper copies of our Annual Report to Shareholders, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge by writing to Solitario at its address on the front of this Annual Report on Form 10-K. The Company maintains a website at www.solitarioxr.com. Information on our website is not incorporated into this Annual Report on Form 10-K and is not a part of this report. Electronic versions of the reports we file with the SEC are available on our website, www.solitarioxr.com, as soon as practicable, after filing with the SEC.

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

Our Florida Canyon and Lik projects have reported mineral resources in accordance with SEC rules. The estimation of mineral resources is imprecise and depends upon subjective factors. The mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, zinc and other precious metal market prices. While the Company believes that its mineral resource estimates are developed using well-established practices and with appropriate controls, mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, zinc and other precious metal market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral resource estimates, discontinue exploration at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our projects that are different from those predicted, we may adjust our mineral resource estimates and alter our exploration or development plans.

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

Each of our Golden Crest, Cat Creek and Bright Angel projects are early-stage exploration projects with no mineral resources or mineral reserves as defined by SEC rules. There can be no assurance that additional geologic work will result in reported mineral resources or mineral reserves in the future. If we are unsuccessful in identifying mineral reserves in the future, we may not be able to sell or otherwise realize any profit from our interests in those projects.

Our Golden Crest project, which was acquired in 2021, has no reported mineral resources or reserves as defined by SEC rules. Similarly, our Cat Creek project, which was acquired during 2023 and our Bright Angel project, which we acquired in 2025 have no reported mineral resources or mineral reserves as defined by SEC rules. We have conducted limited exploration activities at the Golden Crest project consisting primarily of soil and rock sampling, geophysical studies and limited drilling of eighteen exploration holes. We have conducted limited geologic activities at the both the Cat Creek project and the Bright Angel project consisting primarily of soil and rock sampling. Additional geologic, environmental, and economic work, including a drilling program would be required to allow us to report mineral resources at any of the Golden Crest, Cat Creek, or the Bright Angel projects, including completion of a preliminary economic study. Furthermore, significant additional work would be required to prepare a feasibility or other study to allow us to report mineral reserves at the projects. There can be no assurance that if such work is completed, the results would allow us to report either mineral resources or mineral reserves in the future. The lack of mineral resources or mineral reserves at the Golden Crest, Cat Creek and Bright Angel projects could prohibit us from any near-term sale or joint venture of our interest in either of the projects and we may not be able to realize any proceeds and or profit from our interests in the projects, which could materially adversely affect our financial position or results of operations.

Our business is dependent on the market price of certain commodities, particularly gold and zinc, and currency exchange rates over which we have no control.

Our operations and the value of our mineral properties are significantly affected by changes in the market price of commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of the commodities related to any specific project. Because our core assets are currently in zinc, gold and copper related projects, as well as potentially molybdenum at the Cat Creek project, the spot price of these commodities is particularly important to the value of our assets and future prospects. The price of commodities also affects the value of exploration projects we own or may wish to acquire or joint venture. These commodity prices fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Currency exchange rates relative to the United States dollar can affect the cost of doing business in a foreign country in United States dollar terms, which is our functional currency. Consequently, the cost of conducting exploration in the countries where we operate, accounted for in United States dollars, can fluctuate based upon changes in currency exchange rates and may be higher than we anticipate in terms of United States dollars because of a decrease in the relative strength of the United States dollar to currencies of the countries where we operate. We currently do not hedge against currency or commodity fluctuations. The prices of commodities as well as currency exchange rates have fluctuated widely and future significant price declines in commodities or changes in currency exchange rates could have a material adverse effect on our financial position or results of operations.

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

The capital required for exploration and development of mineral properties is substantial. In the past we have financed operations through public and private sales of our common stock, the sale of interests in mineral properties, the utilization of joint venture arrangements with third parties (generally providing that the third party will obtain a specified percentage of our interest in a certain property or a subsidiary owning a property in exchange for the expenditure of a specified amount), the sale of other assets including short-term investments, the sale of marketable equity securities we hold, and funds from the issuance of long-term debt. We expect to need to raise additional capital, or enter into new joint venture arrangements, in order to fund our obligations with respect to our properties and our exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. The inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration or development of our existing mineral properties or any new mineral property assets we may acquire. Without the successful sale or future development of our mineral properties through joint ventures, or on our own, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

A large number of companies are engaged in the exploration and development or sale of mineral properties, many of which have substantially greater technical and financial resources than us and, accordingly, we may be unable to compete effectively which could have a material adverse effect on our financial position, prospects, or results of operations.

In the natural resources and mineral property sector, competition for desirable properties and projects, investment capital, and human capital is intense. The Company is a small participant in the natural resources sector due to its limited financial and human capital resources. We are at a disadvantage with respect to many of our competitors in the acquisition, exploration and development or sale of mineral property assets and mining projects. Our competitors with greater financial resources than us are better able to withstand the uncertainties and fluctuations associated with sustained downturns in the market and to acquire high quality exploration and mining properties when market conditions are favorable. In addition, we compete with other companies in the mineral properties sector to attract and retain key executives and other personnel with technical skills and experience in the mineral exploration business. There can be no assurance that we will continue to retain skilled and experienced employees or to acquire additional exploration projects. The realization of any of these risks from competitors could have a material adverse effect on our financial position or results of operations.

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

An investment in our common stock involves a high degree of risk. The liquidity of our shares, or the ability of a shareholder to buy or sell our common stock, may be significantly limited for various unforeseeable periods. The average combined daily volume of our shares traded on the NYSE American and the Toronto Stock Exchange (“TSX”) during 2025 was approximately 201,000 shares. The market price of our shares of common stock has historically fluctuated within a wide range. The price of our common stock may be affected by many factors, including an adverse change in our business, a decline in the price of gold, zinc or other commodity prices, negative news on our projects, negative investment sentiment for mining and commodity equities and general economic trends.

We have a history of losses and if we do not operate profitably in the future it could have a material adverse effect on our financial position or results of operations and the trading price of our common stock would likely decline.

We have reported losses in 29 of our 32 years of operations. We can provide no assurance that we will be able to operate profitably in the future or begin to generate significant and consistent sources of revenues or cash flows from operations. We have had net income in only three years in our history; (i) during 2015, as a result of the sale of our former Mt. Hamilton project; (ii) during 2003, as a result of a $5,438,000 gain on a derivative instrument related to our investment in certain Crown Resources Corp. warrants and (iii) during 2000, when we sold our former Yanacocha property. We cannot predict when, if ever, we will be profitable again or able to begin generating consistent revenues or cash flows from our operations or assets. If we do not operate profitably or identify and execute on outside sources of funding, we may be unable to fund our current or contemplated exploration activities, acquire new assets, or otherwise further our business plan.

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

We have the authority to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval, subject to certain limitations imposed by applicable stock exchange rules. In addition, during 2021 we put an ATM (“At the Market”) program, in place, which was amended in 2023, to allow us to sell up to $10,000,000 in shares of our common stock under that program from time to time. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval. Sales of a substantial number of shares by the Company in the public market (or otherwise), or the perception that those sales may occur, could cause the market price of our common stock to decline.

General Risk Factors

A significant portion of our liquid assets consist of money market funds and cash held in brokerage accounts. The failure of the financial institutions that issued or hold these financial instruments or our cash could have a material adverse impact on the market price of our common stock and our liquidity and capital resources.

At December 31, 2025, we have $7,573,000 in money market funds held in a brokerage account and we have approximately $38,000 of our cash in uninsured deposit accounts and brokerage accounts which are not covered by Federal Deposit Insurance Company insurance. The failure of a financial institution holding these funds and assets could have a material impact on the market price of our common stock and our liquidity and capital resources.

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

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, power outages, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, theft of assets, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, loss of assets, including our cash, short-term investments, or marketable equity securities, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

We rely upon technology and information systems to support our mining exploration business. These systems may be susceptible to cybersecurity risks including, but not limited to, power outages, external attackers, malware, viruses, and unauthorized access to our information technology (“IT”) systems. We have invested in cybersecurity controls and processes to address these threats and reduce the risk of future breaches and cyber-attacks. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor misconduct, and other external hazards could expose our information systems, and those of our vendors, to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business.

While we take cybersecurity seriously, we mitigate the common cybersecurity risks that many companies face by greatly limiting the accessibility of and our reliance on our cyber profile and web-based activities. Of our six employees (three full-time, three part-time), a total of three employees plus one third-party information-technology consultant (our “IT Consultant”) that we contract with have access to our cyber system. No vendors or customers have access to our system, which to some extent minimizes the risk of unauthorized access. No part of our business entails third-party members of the public accessing our accounts, making purchases, or ordering products or services, which also potentially reduces our risks of cyber-attack and minimizes the potential consequences if such an attack were to occur. In addition, although we do have a website, it is maintained offsite and is not connected to our stand-alone file server, which is maintained separately in our office rather than being connected to the internet or linked to any third-party cloud storage system.

Despite our belief that we have a relatively low-risk cybersecurity profile and the minimal threat of cybersecurity incidents that we face, we contract with one IT Consultant to assist us in identifying any potential cybersecurity risks and in implementing and maintaining effective measures to reduce our cybersecurity risks. Our IT Consultant helps ensure that our system is updated with cybersecurity patches and configurations and monitors our system and accounts for suspicious activity.

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

We did not identify any cybersecurity incidents during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect Solitario’s business strategy, results of operations, or financial condition.

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

Golden Crest Project (United States)

1. Property Description and Location

The Golden Crest project is in the northern Black Hills of western South Dakota in Lawrence County. A map of the project location is shown below. The Golden Crest project is comprised of 1,592 unpatented lode claims, with an associated area of approximately 30,388 acres. Two hundred forty-one of the claims are leased from Golden Crest II, LLC , a Wyoming limited liability company (“GC LLC”) and 27 unpatented claims (“Easter Claims”) are leased from the Easter Project, LLC, a Wyoming limited liability company. All the remaining claims are owned by Solitario and were staked throughout 2021-2024.

Solitario acquired its lease interest in the GC Claims in May 2021 by entering into the GC Agreement with GC LLC. Terms of the GC Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and an obligation to pay the underlying owner $60,000 at the first anniversary date. To continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over a five-year period that total $340,000 and annual payments of $150,000 thereafter. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000. Solitario has agreed to perform escalating work commitments, at Solitario’s option, on the GC Claims totaling $3,000,000 in work expenditures during the first five years of the lease. Solitario has fulfilled its $3,000,000 work commitment for the first five years ending on December 31, 2025. The term of the GC Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner will retain a 2.0% Net Smelter Return royalty. Solitario has the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the underlying owner $1,000,000. GC LLC reserves a three-mile area of interest to its original claim position and the terms of the GC Agreement applies to this area of interest.

Location Map of Golden Crest and Unpatented Claims

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

Federal maintenance fees and county registration due in 2026 will be approximately $360,000 for all Golden Crest claims currently held by Solitario.

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

The closest population center is Spearfish, South Dakota (population 13,800), which is the largest city in Lawrence County (population: 25,800). Spearfish is located along Interstate Highway 90, linking Rapid City, South Dakota to Gillette, Wyoming. Spearfish supports light industry, ranching and tourism and hosts a small university, Black Hills State University. The nearest towns to the project area are Lead (population 3,000) and the nearby town of Deadwood (population 1,500), which is the county seat of Lawrence County and a major tourism and gaming center for the area. Mining-related employment continues to be an important segment of Lawrence County’s economy. The closest regional airport servicing the area is at Rapid City, situated approximately 80 km southeast along Interstate Highway 90. All major commercial and industrial services are available in Rapid City. Other mining services are available in Lead, South Dakota due to the legacy of the Homestake Mining Company (“Homestake”) operations and the currently producing Wharf mine operated by Coeur Mining. Solitario maintains an office in Spearfish, South Dakota.

3. History

The state of South Dakota ranks among the top US states for historic gold production, totaling approximately 51 million ounces produced through 2020, most of which came from the world class Homestake Mine in Lead. The first documented gold discovery in the Black Hills was made by prospectors attached to the Custer Expedition of 1874, who discovered placer gold in gravel bars along French Creek near the present site of Custer, South Dakota. The first known lode claims in the Black Hills were located in the spring of 1876 at the head of Gold Run and Deadwood Gulches. Beginning in the 1890’s, hundreds of mines and mining companies sprang to life in the northern Black Hills, clustered within a relatively small area measuring 20 km long by 16 km wide, and centered around the cities of Lead and Deadwood. Collectively this area, known as the Lead Gold District, is one of the richest gold districts in the world. Gold mining has occurred continuously in the district for 149 years, a record unmatched by any other US gold mining district.

Despite the importance of the Lead Gold District among American mining camps, over the approximately 150 prior years very little regional exploration has been conducted on the property which comprises the Golden Crest project. Although the Golden Crest project is adjacent to the Lead Gold District, the lack of regional exploration is apparently due to the widespread cover of the gold bearing Precambrian rocks by younger sedimentary formations. The Golden Crest project is within several kilometers of district mines with significant historical production, yet only a handful of prospect pits occur on the property. It is also thought that the subdued topography, soil cover and absence of outcrops of the distinctive Precambrian rocks that host the ore in the main Lead Gold District resulted in the project area being largely overlooked for such a long time. There is no prior documented work on the property with the exception of three exploration core holes drilled by Homestake in 1993-1994, a small cluster of small prospect pits and a very limited stream sediment survey.

GC LLC staked the 241 GC Claims in 2021. Solitario acquired these claims in May of 2021. Prior to Solitario’s acquisition of the GC Claims, GC LLC completed a minimal amount of work comprised mainly of rock sampling throughout the leased area. GC LLC discovered gold bearing rocks, mainly along recently disturbed logging roads, in the area where Homestake collected and documented gold anomalies in dry stream sediments. The Easter Claims property, previously known as the 11th Hour Mine, had a longer history with minor production in the early 1900’s where by 1906 nearly 4,000 feet of underground workings had been developed. However, an attempt to mill the mined ore was a technological failure and no further work was known to have been completed after 1909.

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

Apart from the float rock which is highly resistant to weathering, the inference of the subcropping geology is limited to areas where the topography is less flat and those areas where road cuts or roadbeds expose “C” horizon soils. The inability to observe outcrop limits the ability to detect and interpret the geometry and thickness of zones of alteration, so a soil sampling program was initiated property-wide to assist in the identification of new target areas for mapping and more detailed rock sampling. Exploration work during the past five years has consisted of extensive grid soil sampling, select grab rock sampling of float and less commonly bedrock, hand-dug trenching, geologic mapping, limited Induced Polarization and gravity ground geophysics, and core drilling in 2024 and 2025.

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

Alteration, gold and trace element enrichment in the Pahasapa formation at the Golden Crest project is viewed as a possible indication of replacement-style epithermal mineralization in stratigraphic units lower in the sedimentary sequence that do not outcrop on the Golden Crest property (e.g. Upper and Lower Deadwood Formation). Ore-forming magmatic hydrothermal fluids ascended from mineralizing centers appear to have passed through overlying Paleozoic carbonate sections along subvertical faults and fractures, becoming progressively cooler and diluted by ground water, and depositing trace elements and gold. This extensive hydrothermal fluid interaction is interpreted to have resulted in widespread low-temperature alteration of limestones, silicification and geochemical anomalism +/- gold mineralization in the Pahasapa Formation.

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

Late in the 2021 field season, Solitario received high-grade gold values from select surface grab rock samples and trenching at the Downpour target area. Additional surface sampling and trenching was conducted in 2022. The map below depicts the high-grade gold cut in the trenches at Downpour. The majority of these samples were in bedrock or weathered bedrock.

Solitario also expanded its exploration search area at the Downpour Prospect in 2023 and enlarged the potential target area for high-grade gold mineralization significantly to the northeast. As shown on the Downpour-Wild Rose Trend map on the righthand side below, surface mineralization has now been traced over a length of nearly four kilometers and with a width of up to 500 meters. This prospect remains open in three directions. Wild Rose is defined by 101 reconnaissance surface grab samples of float and subcrop mineralization; 34 of these samples contained gold values in excess of 1.0 grams per ton (“gpt”) gold.

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

Extensive sampling in 2023 showed that three separate zones identified in 2022 (Geyser, Spur and Zig Zag) coalesce into a single zone that is now solely referred to as the Geyser. The Geyser Zone is V-shaped and is believed to represent two intersecting structural trends. Detailed surface sampling was conducted in all directions around the Geyser zone. This work resulted in the discovery of six more anomalous zones, four to the northeast and two to the southwest (see “Ponderosa Trend Map with Planned Drill Holes” below).

 Ponderosa Trend Map with Planned Drill Holes

Expanded sampling conducted in 2023 northeast of the Geyser strongly suggests that the high-grade gold zone extends another two kilometers to the northeast and includes the Sleeping Beauty, Holland and Wildcat zones.

7. Drilling:

GC Drill Hole Location Map

Solitario has drilled eleven core holes totaling 4346 meters in 2024 and seven core holes totaling 2652 meters in 2025. Except for the first three holes drilled in 2024 and 2025, that were drilled from the same platform, the remaining twelve holes were widely spaced (see “GC Drill Hole Location Map” above).

Drill hole locations were selected based upon rock and soil geochemistry, geologic mapping and to a lesser extent, Induced Polarization geophysics. The stratigraphy, alteration and assay results encountered in the 2024/2025 drill core, supports the notion that Solitario’s land position has many similarities to the geology and mineralization of the Homestake – Wharf gold system 4-10 miles to the northeast. Highlights and important geologic/exploration observations include:

•	Significant multi-gram gold mineralization intersected in four different areas (See “Significant Golden Crest Drill Hole Summary Assay Results” below).
•	Six of eleven drill holes intersected gold grades exceeding one gpt and six other holes contained anomalous gold in excess of 0.10 gpt gold, and/or pathfinder elements.
•	Strongly mineralized Wharf-style gold mineralization was intersected in the Lower Deadwood Formation in hole GC-008.
•	Favorable carbonate/evaporite stratigraphic horizons are excellent hosts to gold mineralization and were well mineralized over approximately 30 meters in GC-001, GC-002 and GC-003.
•	High-grade paleo-placer gold was intersected in a narrow interval between Precambrian-aged rocks and the Cambrian Lower Deadwood in GC-008, suggesting a Homestyle-style gold source.
•	A potential feeder structure within Paleozoic carbonate sequence was mineralized in GC-011.
•	A narrow multi-gram diatreme breccia consisting of Precambrian pulverized rock flour matrix (without silicification or pyritized), suggests a Precambrian gold source emplaced forcibly during Tertiary times.
•	Precambrian Banded Iron Formation (“BIF”) was intersected in both GC-009 and GC-010. This is the only area outside of the immediate Homestake district that Homestake BIF has been identified. Homestake BIF hosts the entire 68-million-ounce gold endowment of the Homestake mine situated about 15 kilometers east of these drill holes.
•	Both strong and weak soil and rock surface sample anomalies can be pathfinders to strong mineralization at depth.
•	Structures appear to be very important to the deposition of gold mineralization in certain areas.

Significant Golden Crest Drill Hole Summary Assay Results (+0.50 gpt Gold)

DDH Hole	Platform	Total Depth	Interval	Thickness	Gold	Host Rock Type
Number		of Hole (m)	(meters)	(meters)	g/t
GC-001	Plat-A	315.5	9.1 to 41.1	32.0	1.68	Mission Canyon
Including			10.7 to 24.9	14.2	3.10	Mission Canyon
GC-002	Plat-A	304.2	7.9 to 17.8	9.9	0.72	Mission Canyon
Including			23.3 to 33.2	9.9	1.88	Mission Canyon
Including			40.2 to 46.3	6.1	0.55	Mission Canyon
GC-003	Plat-A	343.8	5.0 to 31.4	26.4	2.56	Mission Canyon
Including			11.4 to 25.8	14.4	4.18	Mission Canyon
Including			19.8 to 21.8	2.0	13.13	Mission Canyon
Including			38.9 to 50.6	11.7	0.60	Mission Canyon
GC-008	Plat-I	363.5	322.5 to 363.5	41.0	1.00	Lower Deadwood
Including			344.2 to 363.5	19.4	1.70	Lower Deadwood
Including			344.2 to 349.9	5.7	2.20	Lower Deadwood
Including			355.1 to 363.5	8.4	2.10	Lower Deadwood
Including			361.5 to 363.5	2.0	3.40	Lower Deadwood
GC-010	Plat-N	401.7	391.6 to 392.0	0.4	2.45	Intrusive Breccia
Including			394.7 to 395.2	0.5	11.33	Paleo-Placer
GC-011	Plat-O	508.1	160.4 to 163.1	2.7	4.69	Structure-Lodgepole
GC-12X	Plat-I	389.0	337.5 to 338.5	1.0	0.57	Lower Deadwood

True thickness for holes GC-001, 002 & 003 estimated at 75-90%; for all other holes, true thickness is not estimated

8. Sampling, Analysis and Security of Samples

Three sizes of core were drilled during the 2024 and 2025 drilling programs. All holes were started using PQ sized core (122.6 mm diameter). The core size was usually reduced to HQ sized core (63.5 mm diameter) at approximately 50 meters and then sometimes, depending on drill hole conditions, core size was occasionally further reduced to NQ sized core (47.5 mm diameter).

All drill core is placed and marked in boxes by the independent drilling contractor. The core boxes are then collected directly from the drill rig, transported to Solitario’s secure logging facility and are logged and photographed by Solitario’s geologists. Core that is deemed to be potentially mineralized is split into two samples, and half of each sample submitted directly to American Assay Labs in Reno, Nevada, through secure chain of custody protocols. The other half of the core is placed back into the core box for archive and potential further study and analysis. Sample widths generally range from 0.4 to 2.2 meters in drill length. Solitario geologists and technicians bag each individual sample interval and load each group of samples onto an independent trucking company truck. All activities prior to shipment are directly supervised by Solitario geologists.

All core samples are transported, prepared and analyzed at the American Assay Laboratories in Reno, Nevada, which is independent from Solitario. Thorough QA/QC protocols are followed on the project, including insertion of duplicate, blank and standard samples in the assay stream for all drill holes. Samples are pulverized from a 250g sample to 85% passing 75 mesh. Approximately 225g of pulp sample is prepared for fire assay. Assays are based on a 30g fire assay aliquot for gold with Atomic Absorption finish. If the gold value from Atomic Absorption is >10 gpt, an additional 30g of pulp sample is fire assayed for gold using a gravimetric finish.

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

11. Drill Hole Permitting, General Reclamation and ESG

Solitario submitted its original Plan of Operations (“POO”) to the USFS in late-2021 for 25 widely spaced drill hole locations throughout our property position. Respec Company LLC (“Respec”) was engaged by the USFS to complete environmental studies and an analysis of Solitario’s proposed POO activities. A draft environmental assessment (“EA”) was completed and published in May 2023. The USFS, in coordination with Respec, solicited and analyzed public comments and then prepared responses to the public comments, making any required changes to the analysis.

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

Solitario submitted a second POO to the USFS in December 2022 for 44 drill hole platform locations (see above map: “Ponderosa Trend Map with Planned Drill Holes”) situated southeast of the original Golden Crest POO. We refer to this area as Ponderosa. Respec was engaged by the USFS to complete an Environmental Assessment (“EA”) on Solitario’s proposed Ponderosa POO activities. Public scoping was completed in mid-2025. As of March xx, 2026, the decision memo regarding approval of the POO under a Categorical Exclusion regulatory framework due to the limited environmental impacts proposed in the Ponderosa POO is pending.

Substantially all required reclamation for drilling completed to date has been satisfied. All drill holes were plugged from the bottom-to-top with non-toxic approved impermeable materials according to State standards to prevent any transmission of ground water through the drill hole. Re-seeding with native plant seeds was conducted soon after abandonment of each location and periodically treated to eliminate invasive weed species. Re-vegetation of most drill sites is nearing completion, but the Company will continue to monitor progress to ensure complete re-vegetation of all sites.

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

12. Planned Exploration and Development

For 2026, Solitario is planning to conduct a Phase-1, two-rig, 4,000-meter drilling program at Ponderosa consisting of approximately 20 exploration core holes. Depending on drilling results, and additional funding, an expanded Phase-2, 6,000-meter drilling program is planned utilizing a third drill rig.

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

According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. In June 2026, total payments of approximately $753,000 to the Peruvian government will be due in order to maintain all the Florida Canyon mineral rights of Minera Bongará S.A. Nexa is responsible for paying these costs as part of its earn-in expenditure. The joint venture reviews its land holdings annually to determine if additional claims need to be added, or lower priority claims dropped. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

From time-to-time Nexa may enter into surface rights agreements with individual landowners to provide access for exploration work at the Florida Canyon project. Generally, these are short-term agreements. Nexa has an agreement with the local community which specifies certain obligations and payments that Nexa is required to provide in exchange for community permissions to perform work.

Environmental permits are required for exploration and development projects in Peru that involve drilling, road building or underground mining. The requisite environmental and archeological studies were completed for all past work. Nexa may be required to obtain a new permit for additional drilling in the future.. The timing of government approval of permits remains beyond our control.

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

A rigorous new total re-evaluation of Florida Canyon’s resource model completed in 2025 suggests that as much as a 30% increase in resources could be achieved within the current footprint of mineralization if more detailed drilling were conducted. Additional infill-drilling is required to recognize this potential increase in 43-101 compliant resources. The new resource model also identified new high-priority drill targets. Of particular importance was the identification of chimney style mineralization above the near-horizontal mantos replacement deposits.

Nexa’s expenditures for 2025 were approximately $1.4 million. Nexa completed significant upgrading of the access road to the project area and adjacent communities as part of their community outreach program. Nexa also continued its social initiatives that benefited education, health and commercial activities in the local communities in which the project is located.

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

Zinc mineralization was originally deposited in the form of sulfide minerals. However, some near-surface mineralization has been oxidized to varying degrees. Approximately 80% of mineralization defined at Florida Canyon is sulfide-dominant with the remainder being mixed sulfide-oxide, or oxide-dominant. Processing sulfide mineralization is estimated to be commercially more profitable.

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

10. Reserves and Resources

There are no reported mineral reserves at the Florida Canyon project. Estimated Mineral Resources for the Florida Canyon deposit are shown in the table below (for greater detail, see “S-K 1300 Technical Report Summary Florida Canyon Zinc Project, Amazonas Department, Peru; Effective Date: February 1, 2022, Report Date: March 15, 2021, which is Exhibit 96.1 to this Annual Report on Form 10-K.Gustavson & Associates, an international independent mining engineering firm, completed the S-K 1300 Florida Canyon TRS).

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

12. Planned Exploration and Development

Nexa is continuing its social work engagement with the local community and has initiated discussions with the community to sign a new social/exploration agreement.

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

To retain the state claims, the required annual rental payments to the State of Alaska for 2026 are approximately $9,000. Property holders are also required to perform assessment work with the amount dependent on the area of the State claims. Excess assessment expenditure credits may be carried forward for a maximum of four years. If required, payments may be made in lieu of work to allow retention of the property for a period of five consecutive years. The geographical coordinates of the Lik deposit are approximately 163o 12’ W and 68o 10’ N. The figure above illustrates the location of the Lik property.

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

In July 2018, the Company and Teck signed a Joint Exploration Agreement (“JEA”) whereby both parties agreed to fund a surface exploration program on a 50%/50% basis for 2018. Addendums extending the JEA and providing funding for continued exploration and reclamation were signed annually from 2019 to 2025. An eighth Addendum to the JEA is expected to be signed in 2026. Teck has acted as manager of the exploration programs for the past eight years.

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

There is a camp located on the Lik property. The camp has been used periodically over the last twenty years. In the past several years, portions of the camp have been decommissioned and reclaimed. The supply of electric power and workforce accommodation will have to be developed. There are no local resources adjacent to the Lik property. The Red Dog mine, operated by Teck, is located about 13 miles southeast of the deposit.

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

Teck completed a three-hole, 737-meter (2,415 feet) drilling program in 2022. This was the first drilling program conducted since 2011. Drill hole Lik-231 intersected 3.5 meters (11.5 feet) grading 9% zinc and 3% lead. Holes Lik-230 and 232 did not intersect significant mineralization. In addition to the drilling, Teck also conducted traverse geologic mapping to the northwest of the Lik deposit and a ground gravity geophysics survey with data points at 400-meter (1,300-foot) centers. The geophysical survey was also conducted to the northwest of the Lik deposit and was successful in defining a low-amplitude gravity anomaly that requires further follow-up work.

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

12. Reserves and Resources

There are no reported mineral reserves at the Lik project. Estimated mineral resources for the Lik deposit are shown in the table below (for greater detail, see “S-K 1300 Technical Report Summary Lik Zinc Project, Northwest Arctic Borough, Alaska, USA: Effective Date: December 31, 2021, Report Date: March 11, 2022, included as Exhibit 96.2 to this Annual Report on Form 10-K.Gustavson & Associates, an international independent mining engineering firm, completed the S-K 1300 Lik TRS).

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

14. Planned Exploration and Development

Current project plans for 2026 are still under consideration within the joint venture.

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

Existing and future acquired properties subject to the terms of the shareholders’ agreement will be controlled by Minera Chambara. In 2023 and 2024, Nexa dropped lower potential concessions. Minera Chambara currently holds 12 concessions totaling 9,880 hectares that surround the Florida Canyon project area held by Minera Bongará. According to Peruvian law, concessions may be held indefinitely, subject only to payment of annual fees to the government. In June 2026, total payments of approximately $97,000 to the Peruvian government will be due in order to maintain all the Chambara mineral rights. Nexa is responsible for paying these costs as part of its earn-in expenditure. The joint venture reviews its land holdings annually to determine if additional claims need to be added, or lower priority claims dropped. Peru imposes a sliding scale royalty varying from 1% to 12% of the operating profit of a mining operation. The percentage royalty is determined by rule based on the operating margin; however, the minimum royalty is 1% of the revenues.

As of December 31, 2025, Minera Chambara’s only assets are the properties and Minera Chambara has no debt. Nexa may increase its shareholding interest to 49% through cumulative spending of $6,250,000 and may further increase its interest to 70% by funding a feasibility study and providing construction financing for Solitario's interest. Nexa has not informed Solitario that it has met the cumulative spending total as of December 31, 2024. If Nexa provides such construction financing, we would repay that financing, including interest, from 80% of Solitario's portion of the project cash flow.

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

Cat Creek Molybdenum-Rhenium Project (Colorado)

The Cat Creek property is situated in south-central Colorado. The geologic target is a potential molybdenum-rhenium porphyry system. The project was originally discovered by Anaconda Copper Company (“Anaconda”) (formerly one of the largest mining companies in the world) in the early 1980’s. Anaconda conducted significant surface exploration, including detailed geologic mapping, geochemical sampling and an Induced Polarization (“IP”) geophysical survey (see figure below). The project was slated for drilling in mid-1983, but due to the sale of Anaconda by its parent, Atlantic Richfield (ARCO), all company-wide exploration activities were shut down in early 1983. The property was never drill tested and no further exploration activities were subsequently conducted on the property.

Solitario signed a lease to acquire a 100% interest in the property from a private third party in May 2023. The next annual payment is $20,000. Confirmatory surface exploration work was conducted on the property in 2023 to validate the existing Anaconda database. Solitario initiated permitting for exploration drilling with the US Forest Service in late-2023 and completed the process in late-2024. Permitting on both the Federal and State levels has been completed, and all permits necessary for core drilling have been obtained.

Colorado is home to two of the three largest and highest-grade primary molybdenum mines in the world, Freeport McMoran’s operating Climax and Henderson mines. Cat Creek is situated less than 150 miles south of these two mines, and 80 miles north of the Questa molybdenum mine, a significant past producer. Anaconda’s IP geophysical survey revealed a strong circular-shaped conductive body at depth underlain by a very resistive body. This mushroom-shaped geophysical pattern is consistent with an underlying mineralized porphyry system approximately 800 meters in diameter, comparable to other large productive molybdenum mines in Colorado. In addition to the molybdenum potential, this system appears to be exceptionally well endowed with rhenium. Both molybdenum and rhenium have been designated as critical metals by the U.S. government.

Solitario plans to conduct a 1000-meter maiden drilling program in mid-summer 2026.

Cat Creek Project Induced-Polarization Geophysical Section

Bright Angel Gold-Copper Project (Colorado)

The Bright Angel property is located in north-central Colorado. Solitario signed a lease to acquire a 100% interest in the property in September 2025. The Bright Angel geologic target is a gold-copper porphyry system. At Bright Angel, mineralized porphyry stockwork at surface contains significant values of gold and copper, with minor silver values. Surface mineralization has been traced over an area approximately 750 meters by 600 meters.

Bright Angel was originally discovered in the late-1960’s when a private party completed 186 very shallow (~15 meters) and widely spaced drill holes. Twelve of the more mineralized holes were deepened to depths of up to 200 meters. Two of the holes reportedly intersected significant grades of gold and copper but are not reported here as Solitario is unable to verify the historic drill hole assay results. However, Solitario’s select surface rock grab samples (see “Surface Rock Assays” table below) produced gold/copper grades consistent with the grades in the upper 15 meters of the reported historic drill holes. Drilling will be required to confirm drill hole grades reported in the historic files.

Anaconda leased the property in 1970 and drilled eleven widely spaced core holes ranging in depth from 270 to 783 meters. Anaconda intersected thick sections of 0.1% to 0.3% Cu in six of their core holes but generally did not assay for gold as gold price was fixed at $38 per ounce at that time and its exploration priority was a primary copper resource. Anaconda continued to hold the lease for 10 years before exiting the mineral exploration business, when the property was dropped. The property has sat idle for the past 50 years until Solitario acquired the rights to earn 100% interest in the minerals from a private entity in September 2025.

To date, Solitario has completed a surface reconnaissance rock sampling program and has initiated drill hole permitting. Results of the surface sampling program have been encouraging with consistently anomalous to strong values of gold and copper. Solitario has submitted a Notice of Intent to the U.S. Forest Service to commence an exploration drilling program at Bright Angel and has recently submitted a Plan of Operations. Plans are also underway to conduct a drone magnetic survey and possibly an Induced Polarization geophysical survey in the upcoming field season.

Surface Rock Assays
Sample #	Cu %	Au ppm	Ag ppm	Sample #	Cu %	Au ppm	Ag ppm
TBST-1	0.38	1.16	2.17	5942	0.43	0.07	0.47
TBST-2	0.044	0.04	0.3	5943	0.09	0.08	1.49
TBST-3	0.57	0.14	0.96	5944	0.73	0.35	4.95
TBST-4	0.85	0.74	1.35	5945	0.53	0.13	3.59
TBST-5	1.12	2.15	1.56	5946	0.15	0.31	1.47
TBST-6	1.17	0.37	3.04	5947	0.06	0.15	1.01
TBST-7	3.22	0.29	15	5948	3.30	0.37	27.00
TBST-8	8.45	0.67	38.8	5949	0.26	0.31	1.50
TBST-9	3.97	0.16	38	5950	0.57	0.10	0.62
5937	0.03	0.27	1.27	5951	0.02	0.02	0.24
5938	0.19	0.03	0.18	5952	0.34	0.09	1.08
5939	0.22	0.09	0.67	5953	1.00	0.12	8.88
5940	0.43	0.12	0.56	4747	0.00	0.03	0.17
5941	0.49	0.09	0.58

Discontinued Projects

No discontinued projects were recognized in 2025 and 2024.

Mineral Resources

The following mineral resources summary represents resources attributable to Solitario’s interest in the mineral resources as provided in the S-K 1300 Florida Canyon TRS at Solitario’s current 39% interest at the Florida Canyon project in Peru and Solitario’s interest in the mineral resources provided in the S-K 1300 Lik TRS at Solitario’s current 50% interest at the Lik project in Alaska, in each case as of the end of the fiscal year ended December 31, 2025 and 2024. There has been no change to Solitario’s mineral resources as a result of exploration work performed during 2025 and 2024.

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

Holders of our common stock

As of March 4, 2026, we have approximately 283 holders of record of our common stock.

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

(a). Business Overview and Summary

We are a smaller reporting company as defined by rules issued by the SEC. We were incorporated in the state of Colorado on November 15, 1984. In July 1994, we became a publicly traded company on the TSX through our initial public offering. We have been actively involved in mineral exploration since 1993. Our primary focus is the acquisition and exploration of precious metals and zinc-related exploration mineral properties. We have historically held a portfolio of mineral exploration properties and assets for future sale, for joint venture or to create a royalty up to the development stage of the project (development activities include, among other things, completion of a feasibility study for the identification of proven and probable reserves, as well as permitting and preparing a deposit for mining). At that point, or sometime prior to that point, we would likely attempt to sell a given mineral property, pursue its development either on our own or through a joint venture with a partner that has expertise in mining operations, or obtain a royalty from a third party that continues to advance the property. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, from time-to-time we also evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral properties is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At December 31, 2025, we consider our Golden Crest project in South Dakota, our carried interest in our Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets. We also have our Cat Creek and Bright Angel projects in Colorado, which are early-stage exploration projects. We are conducting independent exploration activities in Peru and through joint ventures operated by our partners in Peru and the United States. We conduct potential acquisition evaluations in other countries in both North and South America.

As of December 31, 2025, we have balances of cash and short-term investments that we anticipate using, in part, to fund planned 2026 exploration, to further the exploration of our Lik, Golden Crest, Cat Creek and Bright Angel projects, conduct reconnaissance exploration and to potentially acquire additional mineral properties. The fluctuations in commodity prices of base and precious metals have contributed to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

In analyzing our activities, the most significant aspect relates to the results of our exploration and potential development activities and those of our joint venture partners on a property-by-property basis. When our exploration or potential development activities, including drilling, sampling and geologic testing, indicate a project may not be economically feasible or contain sufficient geological or economic potential we may impair or completely write-off the property. Another significant factor in the success or failure of our activities is the price of commodities. For example, when the price of zinc or gold is down, the value of zinc, gold or other precious metal-bearing mineral properties decreases; however, when the price of zinc or gold is up it may become more difficult and expensive to locate and acquire new zinc, gold or other precious metal-bearing mineral properties with potential to have economic deposits.

The potential sale, joint venture or development of our mineral properties will occur, if at all, on an infrequent basis. Historically, we have recorded revenues and met our need for capital in the past through (i) the sale of our investments in, and interest on, money market accounts and our short-term treasury notes and bank certificates of deposit (“CDs”); (ii) issuances of common stock; (iii) sales of our held marketable equity securities; (iv) sales of covered call options on common stock of Kinross we previously held; (v) sale of mineral property interests and assets; and (vi) joint venture payments, including delay rental payments. During 2025 we issued 1,007,423 shares of common stock pursuant to our ATM program, described below, for net proceeds of $730,000, after commissions and expenses. During 2025 we issued a total of 7,142,855 shares of our common stock in private transactions for net proceeds of $4,411,000. We did not record any mineral property income from the sale of mineral properties during 2025 or 2024. We have reduced our exposure to the costs of our exploration activities in the past through the use of joint ventures. Although we anticipate the use of funding through our joint venture parties for some of our exploration activities will continue for the foreseeable future, we can provide no assurance that these or other sources of capital will be available in sufficient amounts to meet our needs, if at all.

(b). Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

We had a net loss of $3,833,000 or $0.04 per basic and diluted share for the year ended December 31, 2025 compared to a net loss of $5,368,000 or $0.07 per basic and diluted share for the year ended December 31, 2024. As explained in more detail below, the primary reasons for the decrease in net loss during 2025 compared to 2024 were (i) a decrease in our exploration expense to $2,847,000 during 2025 compared to exploration expense of $4,148,000 during 2024; (ii) a decrease in general and administrative expense to $1,566,000 during 2025 compared to general and administrative expense of $1,879,000 during 2024; and (iii) a realized and unrealized gain on marketable equity securities of $680,000 during 2025 compared to a realized and unrealized gain on marketable equity securities of $343,000 during 2024. Partially offsetting these factors that contributed to a decreased net loss during 2025 compared to 2024 were (i) a decrease in interest income to $256,000 during 2025 compared to interest income of $372,000 during 2024; and (ii) an increase in the loss on derivative instruments to $336,000 during 2025 compared to a loss on derivative instruments of $29,000 during 2024. Each of these items is discussed in greater detail below.

Our primary exploration activities during 2025 and 2024 were related to our Golden Crest project in South Dakota. We recorded exploration costs of $2,477,000 at Golden Crest during 2025 compared to $3,884,000 during 2024. The Golden Crest expenditures during 2025 and 2024 were primarily related to the drilling programs where we completed seven drill holes during 2025 compared to 11 drill holes during 2024, with direct drilling costs of approximately $1,176,000 during 2025 compared to $2,042,000 during 2024. In addition to these exploration costs, we capitalized $43,000 of mineral acquisition costs at Golden Crest for initial acquisition costs related to leasing, staking and filings on new claims acquired during 2024 compared to 2025 when we had no staking, leasing or other initial acquisition costs and, accordingly we did not capitalize any initial acquisition costs during 2025. All future exploration and filing costs related to our Golden Crest claims will be expensed as incurred.

In addition, Solitario’s share of exploration expenses at our Lik project in Alaska was $159,000 during 2025 compared to $142,000 during 2024. There was no drilling at Lik during either 2025 or 2024. Teck performed on-going geologic evaluation of the Lik project during both 2025 and 2024, which included on-site geophysics, mapping and analysis of prior drilling and permitting, as well as on-going site environmental monitoring, evaluation and clean-up as part of a 50/50 exploration program managed by Teck. The geophysical surveys were successful in defining a low-amplitude gravity anomaly that requires further follow-up work. We are planning additional geotechnical work for 2026 as well as further environmental monitoring and clean-up at the site.

We spent approximately $54,000 during 2025 at our Cat Creek project during 2025 compared to $35,000 during 2024, primarily related to geophysical and permitting during both years. We spent $37,000 at our newly acquired Bright Angel project in Colorado during 2025 related to on-site geologic activities and permitting, with no similar amount during 2024. Although the exploration program at our Florida Canyon project in Peru is fully funded by our joint venture partner, Nexa, we incurred exploration expenses at Florida Canyon of $47,000 during 2025 compared to $14,000 during 2024.

The remaining exploration expenditures during 2025 and 2024 were reconnaissance work, including the evaluation of potential mineral properties for acquisition. Our planned 2026 total exploration and development budget, excluding any new projects, in which we may acquire an interest, is approximately $5,677,000, which reflects planned work, including $2,217,000 for drilling at the Golden Crest project, $526,000 for drilling at the Cat Creek project and $520,000 for drilling at the Bright Angel project. All of the planned drilling during 2026 is dependent on receiving required permits and availability of third-party drilling contractors. Our planned exploration activities in 2026 may be modified, as necessary for any drilling programs we may undertake, changes related to any number of factors including, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital.

Exploration expense (in thousands) by property consisted of the following:

(in thousands of dollars)	Year ended December 31,
Property Name	2025	2024
Golden Crest	$2,477	$3,884
Lik project	159	142
Florida Canyon	47	14
Cat Creek	54	35
Bright Angel	37	-
Reconnaissance exploration activity	73	73
Total exploration expense	$2,847	$4,148

We believe a discussion of our general and administrative costs should be viewed without the non-cash stock option compensation expense (discussed below). Excluding these costs, general and administrative costs were $983,000 during 2025 compared to $1,213,000 during 2024. The major components of our general and administrative costs were (i) salary and benefits expense which decreased to $350,000 during 2025 compared to $399,000 during 2024, as a result of fewer personnel; (ii) legal and accounting costs which decreased to $184,000 during 2025 compared to $220,000 during 2024 primarily reduced fees for annual financial audits and quarterly reviews; (iii) travel and investor relation costs which decreased to $321,000 during 2025 compared to $450,000 during 2024 compared as a result of having an investor relations consulting contract during 2024, which expired near the end of 2024; and (iv) other costs related to office, insurance and miscellaneous costs which decreased to $128,000 during 2025 compared to $144,000 during 2024 as a result of reduced activity and general cost increases. We anticipate general and administrative costs for 2026 to be approximately $974,000 which would be comparable to the costs incurred during 2025; however, this amount may vary significantly during 2026 depending on the outcome of our exploration activity at Golden Crest, Cat Creek, Bright Angel and Lik projects and any strategic transactions we may attempt to execute upon.

We account for our employee stock options under the provisions of Accounting Standards Codification No. 718 (“ASC No. 718”). We recognize stock option compensation expense on the date of grant for 25% of the grant date fair value, and subsequently, based upon a straight-line amortization of the grant date fair value of each of our outstanding options. During the year ended December 31, 2025, we recorded $583,000 of non-cash stock-based compensation for the amortization of our outstanding options grant date fair value with a credit to additional paid-in-capital compared to $666,000 of non-cash stock option compensation expense during 2024. The amount was lower during 2025 primarily due to the grant of 1,600,000 options during 2025 with a total grant date fair value of $557,000, of which Solitario recognized 25% on the grant date of $139,000 compared to 2,125,000 options granted during 2024, with a grant date fair value of $1,120,000, of which Solitario recognized 25% on the date of grant of $280,000. The remaining compensation expense was related to the straight-line amortization of our outstanding options in 2025 and 2024. See Note 10, “Employee Stock Compensation Plans,” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data to this Annual Report on Form 10-K” for an analysis of the changes in the fair value of our outstanding stock options and the components that are used to determine the fair value.

We recorded a realized and unrealized gain on marketable equity securities of $680,000 during 2025 compared to a realized and unrealized gain on marketable equity securities of $343,000 during 2024. These amounts represent a realized gain on the sale of an aggregate of $1,445,000 during 2025, which was comprised of (i) a realized gain on the sale of our Kinross common stock of $1,319,000; and (ii) a realized gain of $126,000 on the sale of our Vox Royalty common stock. This realized gain during 2025 compared to a realized gain of $54,000 during 2024 from the sale of our Highlander Silver common stock.

In addition, we recorded an unrealized loss on marketable equity securities of $765,000 during 2025 compared to an unrealized gain on marketable equity securities of $289,000 during 2024. The non-cash unrealized loss during 2025 was primarily related to (i) the transfer of $915,000 as an unrealized loss of prior unrealized gain on our holdings of Kinross common stock to realized gain upon the sale of shares of Kinross during 2025; and (ii) the transfer of $126,000 as an unrealized loss of prior unrealized gain on our holdings of Vox Royalty common stock upon the sale of the shares of Vox Royalty common stock during 2025. Added to these transfers of prior unrealized gains (as an unrealized loss) in the value of our marketable equity securities during 2025 was a decrease in the value of our holdings of Vendetta common stock of $24,000 based on quoted market prices. These unrealized losses were partially offset by (i) an unrealized increase in the value of our holdings of Kinross common stock through the date of sale of $71,000; and (ii) an unrealized increase in the value of our Vox Royalty common stock sold of $26,000 through the date of sale for the Vox Royalty shares sold: and (iii) an unrealized increase in the value of remaining holdings of Vox Royalty common stock during 2025 of $203,000.

The non-cash unrealized gain during 2024 was primarily related to (i) an increase in the fair value of our holdings of 100,000 shares of Kinross common stock during 2024 of $322,000 based on quoted market prices; (ii) an increase in the fair value of our holdings of 134,055 shares of Vox Royalty common stock of $38,000 based on quoted market prices; and (iii) an increase of $22,000 in the fair value of our holdings of 100,000 shares of Highlander common stock to the date of the sale of our holdings of the Highlander shares. These unrealized increases in the value of our marketable equity securities during 2024 were partially offset by (i) a decrease in the value of our holdings of Vendetta common stock of $37,000 based on quoted market prices; and (ii) the transfer of $54,000 of previously recorded unrealized gain to realized gain on the sale of our 100,000 Highlander common shares (as an unrealized loss) upon the sale of those shares during 2024.

See Note 3, Marketable Equity Securities above for additional discussion of our marketable equity securities. We may sell some of our marketable equity securities from time to time during 2026 for working capital needs; however, we do not expect to sell all of our holdings of marketable equity securities during 2026. Any proceeds we may receive from sales of marketable equity securities during 2026 will be dependent on the quoted market price of the securities sold on the date of sale and may be at prices below the fair value at December 31, 2025. See “Liquidity and Capital Resources” below.

We recorded a loss on derivative instruments of $336,000 during 2025 compared to a loss on derivative instruments of $29,000 during 2024. As explained elsewhere in this Annual Report, we settled the covered calls against our shares of Kinross common stock during 2025 for cash payment of $403,000 upon the sale of our Kinross stock. During 2024, we sold the Kinross calls covering our holdings of 100,000 shares of Kinross common stock for net proceeds of $38,000 that were settled as discussed above, for which we had recorded a current liability of $67,000 at December 31, 2024. We do not anticipate selling any calls against our existing marketable equity securities during 2026.

We recorded $20,000 of depreciation and amortization during 2025 compared to $27,000 of depreciation and amortization during 2024. The decrease in depreciation and amortization is primarily related to older assets becoming fully depreciated during 2025 compared to 2024. We amortize our equipment over a five-year period. We anticipate our 2026 depreciation and amortization expense will be similar to our 2025 depreciation expense.

We recorded interest and dividend income of $256,000 during 2025 compared to interest and dividend income of $372,000 during 2024. The decrease during 2025 was primarily related to a decrease in the average outstanding balances of our investments in our money market account during the year as a result of the use of cash for operations, which was partially offset by sales of our common stock during 2025. In addition, average interest rates on short-term investments were higher during 2024 compared to average interest rates during 2025. We anticipate our interest and dividend income will be lower in 2026 as a result of the use of short-term investment balances for exploration and administrative costs during 2026.

We recorded no deferred tax expense or benefit in either 2025 or 2024 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. See Note 6, “Income Taxes” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion of our income tax valuation allowance, deferred tax assets and our net operating losses for 2025 and 2024. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regards to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geologic potential of early-stage mineral property and its related value for future sale, joint venture or development by us or others. During 2025 and 2024 we recorded no mineral property impairments.

(c). Liquidity and Capital Resources

Cash

As of December 31, 2025, we had $82,000 in cash. We intend to utilize a portion of this cash and a portion of our short-term investments, discussed below, to fund our ordinary overhead, operational costs, exploration activities and for the evaluation of potential acquisitions of mineral properties and other assets over the next several years.

Short-term Investments

At December 31, 2025 we had $7,573,000 in our money market account held in a brokerage account. Our short-term investments in the money market account are highly liquid and may be sold in their entirety at any time at their quoted market price and are classified as a current asset. We anticipate we will roll over that portion of our short-term investments not used for operating costs or mineral property acquisition efforts as they mature during 2026.

Marketable Equity Securities

Our marketable equity securities are classified as available-for-sale and are carried at fair value, which is based upon market quotes of the underlying securities. As of December 31, 2025, we own 7,750,000 shares of Vendetta common stock recorded at their fair market value of $57,000, and we own 50,000 shares of Vox Royalty common stock recorded at their fair market value of $237,000. Changes in the fair value of marketable equity securities are recorded as gains and losses in the statements of operations.

Working Capital

We had working capital of $7,795,000 at December 31, 2025 compared to working capital of $5,624,000 as of December 31, 2024. Our working capital at December 31, 2025 consists primarily of our cash and cash equivalents, our investment in short-term investments and our marketable equity securities, less our current liabilities of $215,000. As of December 31, 2025, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

The nature of the mineral exploration business requires significant sources of capital to fund exploration, development and operation of mining projects. We anticipate using our working capital and any additional funds we might acquire to carry out our 2026 planned expenditures. We believe our existing resources are adequate to fund these expenditures. These expenditures include planned exploration for Golden Crest of approximately $3,211,000, including potential drilling, pending the receipt of required permits, as well as planned limited exploration at our Lik project for 2026 of which Solitario will be responsible for 50% of expenditures. We do not expect any significant Solitario exploration expenditures at our Florida Canyon project where Nexa is responsible for all 2026 planned expenditures. Pending receipt of permits, we also plan on increased exploration at both the Cat Creek project and the Bright Angel project. We expect we will need additional capital if we decide to develop or operate any of our current exploration projects or any projects or assets we may acquire. We anticipate we would finance any such development through the use of our cash reserves, short-term investments, joint ventures, issuance of debt or equity, or the sale of other exploration projects or assets.

Stock-Based Compensation Plans

As of December 31, 2025, options to acquire an aggregate of 5,565,000 shares of our common stock were outstanding. Of that amount there are 3,365,000 options that are vested and exercisable at December 31, 2025. As of December 31, 2025, our outstanding options include 2,233,300 options that are in the money with a weighted average exercise price of $0.62 per share, which is below the market price of a share of Solitario common stock at December 31, 2025 of $0.70 per share as quoted on the NYSE American. During 2025, options for 1,028,500 shares were exercised for cash proceeds of $206,000. See Note 10, “Employee Stock Compensation Plans” to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of the activity in our 2013 Plan and our 2023 Plan during 2025 and 2024. We do not anticipate that the exercise of our outstanding stock options currently in the money at December 31, 2025 will be a significant source of cash flow during 2026.

Equity offering private placements

During 2024, we did not offer or sell our shares of common stock in private placement transactions.

On August 14, 2025, we issued 84,128 shares in a private placement to certain leaseholders at our Golden Crest Project in South Dakota in satisfaction of a portion of the required 2025 annual lease payments with a value of $53,000. The remaining portion of the lease payments due to the leaseholders were made in cash during 2025.

On June 18, 2025, we closed on a private placement of 1,587,300 shares of our common stock (the “Newmont Shares”), pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for a price of $0.63 per share for net proceeds of $980,000 after certain legal and regulatory offering costs of $20,000. In connection with the sale of the Newmont Shares, Solitario and Newmont amended and restated the Investor Rights Agreement between the parties that was entered into in 2023. The amended and restated Investor Rights Agreement served to amend certain terms of the Investor Rights Agreement, including to provide Newmont with a right of first refusal with respect to certain transactions, such as a sale or joint venture, involving the Golden Crest Properties (whereas the agreement previously granted Newmont a right of first offer with respect to those prospective transactions).

On June 18, 2025, we closed on a private placement of 5,555,555 shares of our common stock (the “Shares”) at a price of $0.63 per share for net proceeds of $3,431,000 after certain legal and regulatory offering costs of $69,000. The sale of the Shares was made through a subscription agreement between us and a single third-party investor. None of our officers, directors or other affiliates participated in the private placement. The investor in the private placement was provided certain registration rights with respect to the Shares they purchased. We did not engage an underwriter or placement agent for the private placement, and therefore there were no underwriter discounts or commissions or placement agent fees.

At the Market Offering Agreement

During 2025, Solitario sold an aggregate of 1,007,423 shares of common stock under the ATM Agreement at an average price of $0.76 per share for net proceeds of $730,000, after commissions and sale expenses. During 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.

Off-balance sheet arrangements

As of December 31, 2025 and 2024, we have no off-balance sheet arrangements.

(d). Cash Flows

Net cash used in operations during the year ended December 31, 2025 decreased to $3,507,000 compared to $5,099,000 for the year ended December 31, 2024 primarily as a result of (i) the decrease in exploration expense at our Golden Crest project to $2,477,000 during 2025 compared to $3,884,000 of exploration expense incurred at our Golden Crest project during 2024, primarily related to a reduction in drilling expenditures as we drilled fewer holes during 2025 at Golden Crest compared to 2024; (ii) a decrease in general and administrative expense to $1,566,000 during 2025 compared to general and administrative expense of $1,879,000 during 2024; and (iii) a reduction in the use of cash resulting from a decrease in accounts payable and other current liabilities of $94,000 during 2025 compared to a use of cash from a decrease in accounts payable and other current liabilities of $379,000 during 2024. Partially offsetting these reductions in operational use of cash during 2025 compared to 2024 were (i) a decrease in the cash provided from a reduction in prepaid expenses and other current assets to $5,000 during 2025 compared to cash provided from a reduction in prepaid expenses and other current assets of $207,000 during 2024; and (ii) an increase in our exploration expenditures at our Lik, Florida Canyon, Cat Creek and Bright Angel projects to $297,000 during 2025 compared to combined exploration expenditures at these projects of $191,000 during 2024; and (iii) a decrease in interest and dividend income to $256,000 during 2025 compared to interest and dividend income of $372,000 during 2024;. These items are discussed in further detail above under “Results of Operations.”

Net cash used by investing activities was $1,776,000 during 2025 compared to net cash provided by investing activities of $3,938,000 during 2024. The primary reasons for the increase in cash used by investing activities are (i) an increase in the cash used for the net purchase of short-term investments of $3,050,000, primarily from the equity issuances of $5,141,000 during 2025, discussed below, compared to the cash provided by the sale of short-term investments of $3,913,000 during 2024; and (ii) cash used for the settlement of the Kinross call of $403,000, discussed above. Partially offsetting these uses of cash for investing activities were (i) cash from the sale of marketable equity securities of $1,708,000 during 2025 compared with $54,000 of sales of marketable equity securities during 2024; (ii) additions to mineral properties for initial acquisition costs of $31,000 during 2025 compared to 55,000 during 2024; and (iii) sale of derivative instruments of $38,000 during 2024 with no similar sales during 2025. We anticipate we will continue to utilize proceeds from the sale of our short-term investments and any proceeds we may derive from potential sales of marketable equity securities to fund our operations during 2026.

Our net cash provided by financing activities during 2025 was from (i) the sale of 7,142,855 shares of our common stock in private placement transactions for net cash of $4,411,000 discussed above under “Equity offering private placements;” (ii) the sale of 1,007,423 shares of our common stock under the ATM Program at an average price of $0.76 per share for net proceeds after expenses of $730,000,and (ii) the exercise of options for 1,028,500 shares of our common stock for net proceeds of $206,000. Our net cash provided by financing activities during 2024 was from (i) the sale of 1,802,060 shares of our common stock under the ATM Program at an average price of $0.70 per share for net proceeds after expenses of $1,218,000, and (ii) the exercise of options for 250,000 shares of our common stock for net proceeds of $54,000. We may utilize the ATM Program during 2026 to supplement our existing cash resources; however, we intend to only use the ATM Program when we believe the market conditions based upon the quoted price of a share of our common stock is appropriate. We do not expect that the exercise of options or the issuance of shares in private placements will be a significant source of cash during 2026.

(e). Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

Development Activities

We do not have any ongoing mineral development activities, which are activities for the preparation of mineral properties with reserves for mining.

Exploration Activities

A historically significant part of our business involves the review of potential property acquisitions and continuing review and analysis of properties in which we have an interest to determine the exploration and development potential of the properties. In analyzing expected levels of expenditures for work commitments and property payments, our obligations to make such payments fluctuate greatly depending on whether, among other things, we make a decision to sell a property interest, convey a property interest to a joint venture, or allow our interest in a property to lapse by not making the work commitment or a required lease or claim payment. In acquiring many of our interests in mining claims and leases, we have entered into agreements, which generally may be canceled at our option. We are often required to make minimum rental and option payments in order to maintain our interest in certain claims and leases. Our net 2025 mineral and surface property filing rental and option payments, included in exploration expense, were $475,000. Our 2026 total exploration property claim fees, rentals and option payments for properties we own, have under joint venture, or operate are estimated to be approximately $1,387,000. Assuming that our joint ventures continue in their current status and that we do not appreciably change our property positions on existing properties, we estimate that our joint venture partners will pay on our behalf or reimburse us approximately $854,000 of these annual payments. These obligations are detailed below under “Contractual Obligations.” In addition, we may be required to make further payments in the future if we elect to exercise our options under those agreements or if we enter into new agreements.

Environmental Compliance

We are subject to various federal, state and local environmental laws and regulations in the countries where we operate. We are required to obtain permits in advance of initiating certain of our exploration activities, to monitor and report on certain activities to appropriate authorities, and to perform remediation of environmental disturbance as a result of certain of our activities. Historically, the nature of our activities of review, acquisition and exploration of properties prior to the establishment of reserves, which may include mapping, sampling, geochemistry and geophysical studies as well as some limited exploration drilling, has not resulted in significant environmental impacts in the past. We have historically carried on our required environmental remediation expenditures and activities, if any, concurrently with our exploration activities and expenditures. The expenditures to comply with our environmental obligations are included in our exploration expenditures in the statement of operations and have not been material to our capital or exploration expenditures and have not had a material effect on our financial position. For the years ended December 31, 2025 and 2024, we have not capitalized any costs related to environmental control facilities. We do not anticipate our exploration activities will result in any material new or additional environmental expenditures or liabilities in the near future.

Contractual Obligations

The following table provides an analysis of our contractual obligations:

	As of December 31, 2025 Payments due by period
(in thousands)	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating Lease Obligations (1)	$7	$7	$-	$-	$-
Mineral property option and lease payments (2)	$533	$533	$-	$-	$-

(1)	Lease obligation payments on our Wheat Ridge, Colorado office.
(2)	Mineral property payments under lease and property claim and concession payments for the next year, net of joint venture payments.

(f). Exploration Joint Ventures, Royalty and Other Properties

The following discussion relates to an analysis of our anticipated property exploration plans as of December 31, 2025.  Please also see Note 2, “Mineral Properties,” to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” and our discussion of our properties under Item 2, “Properties” of this Annual Report on Form 10-K for a more complete discussion of all of our mineral properties.

Golden Crest

The Golden Crest project is 100%-owned early-stage exploration project located in the northern Black Hills of western South Dakota in Lawrence County. The Golden Crest project is comprised of 1,592 unpatented lode claims, with an associated area of approximately 30,388 acres. Solitario acquired its initial interest in the Golden Crest project during 2021.

During 2022 through 2025 Solitario conducted exploration activities on the Golden Crest project including grid soil and grab rock sampling, hand trenching, mapping, induced polarization ground geophysics, permitting and geotechnical work. Over twenty gold-enriched target areas have been identified, with fourteen of these areas containing multi-gram gold per tonne assays.

In 2025 and 2024 Solitario completed drilling of seven and eleven core holes, respectively, totaling 2,562 and 4,346 meters, respectively. The results included several holes with multi-gram gold mineralization. Higher grade paleo-placer grades were intersected as well as Precambrian rock formations, which provide some confirmation of Solitario’s theoretical geologic interpretation of potential economic mineralization at depth at Golden Crest During 2026 Solitario, pending permitting, is planning to conduct an initial two-phase drilling program of 4,000 to 6,000 meters consisting of up to 20 additional exploration core holes in the first phase. Depending on drilling results, and receiving permits, Solitario may initiate a second phase drilling program during 2026. In addition, we will be continuing a surface exploration program during 2026 consisting of prospecting for new areas of mineralization through the collection of select rock grab samples, systematic soil sampling and, potentially, geophysics.

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

During 2025 Nexa spent approximately $1.4 million on the Florida Canyon project including an upgrade to the access road to the project, social and community projects in the areas of health, education and commercial opportunities. Nexa also completed a re-evaluation of Florida Canyon’s resource model during 2025 that suggests that as much as a 30% increase in resources could be achieved within the current footprint of mineralization if more detailed drilling were conducted. This re-evaluation also identified new high-priority drill targets within the current footprint of the deposit.

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

During 2025, Teck completed a 3D geologic model and previously completed ground gravity geophysical survey as well as ongoing environmental site work. Teck believes there is potential for additional drill targets, based on ZTEM inversion modelling, geologic mapping, and ground gravity. Solitario and Teck are in discussions to finalize a 2026 work program, with Teck acting as project manager. Currently, no drilling is anticipated for 2026 at the Lik project.

Other Properties

Chambara

The current claim holdings of Minera Chambara are 12 concessions totaling 9,880 hectares of valid concessions that surround the Florida Canyon project area held by Minera Bongará. A limited amount of surface exploration has been conducted in recent years. Significant geochemical anomalies and outcropping mineralization have been identified at several locations on the Chambara property. Nexa is responsible for maintaining the property in good standing and making all concession payments to the Peruvian government.

Cat Creek

Solitario leased a 100% interest in the Cat Creek project in south-central Colorado from a private third party in 2023. Solitario, pending permitting, is planning a limited two to four-hole drilling program at the Cat Creek project for 2026 based upon its surface geologic work from 2024 and 2025.

Bright Angel

Solitario entered into a lease on its Bright Angel project in August 2025, which is located in north-central Colorado from a private third party. Solitario has only conducted very limited work on the property to date and is currently working or obtaining permits to drill the project in 2026.

2026 Planned Expenditures

Our 2026 total exploration budget is approximately $5,673,000 for our planned exploration expenditure. This amount does not include any significant expenditures for our Florida Canyon project where our joint venture partner, Nexa, is responsible for 100% of exploration costs. It includes $3,211,000 planned exploration expense at our Golden Crest project, including approximately $2,217,000 for drilling, pending permitting. The total exploration budget also includes exploration expenditure, pending permitting, at the Bright Angel project and at the Cat Creek project. We will continue the evaluation of potential new acquisitions of properties primarily in the United States as well as other regions of North and South America. We expect to carry out our exploration activities during 2026 utilizing Teck at Lik, Nexa at Florida Canyon, and our own employees and contract geologists at the Golden Crest, Cat Creek and Bright Angel projects.

(g). Discontinued Projects

No discontinued projects were recognized during 2025 or 2024.

(h). Significant Accounting Policies and Critical Accounting Estimates

See Note 1, “Business and Summary of Significant Accounting Policies,” in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the year ended December 31, 2025.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Solitario Resources Corp. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, statements of shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2023

Spokane, Washington

Firm ID is 444

March 5, 2025

SOLITARIO RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. Dollars, except share amounts)	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$82	$81
Short-term investments, at fair value	7,573	4,523
Investments in marketable equity securities, at fair value	294	1,322
Prepaid expenses and other current assets	61	66
Total current assets	8,010	5,992

Mineral properties	16,732	16,701
Restricted cash – mineral property reclamation bonds	230	230
Other assets	58	117
Total assets	$25,030	$23,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$208	$258
Kinross call option liability	-	67
Operating lease liability	7	43
Total current liabilities	215	368

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	145
Operating lease liability	-	7
Total long-term liabilities	145	152

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at December 31, 2025 and 2024)	-	-
Common stock, $0.01 par value, authorized, 200,000,000 shares (90,901,324 and 81,638,418, respectively, shares issued and outstanding at December 31, 2025 and 2024)	909	816
Additional paid-in capital	90,604	84,714
Accumulated deficit	(66,843)	(63,010)
Total shareholders' equity	24,670	22,520
Total liabilities and shareholders' equity	$25,030	$23,040

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. Dollars, except per share amounts)	For the years ended December 31,
	2025	2024
Operating expenses
Exploration expense	$2,847	$4,148
Depreciation	20	27
General and administrative	1,566	1,879
Total operating expenses	4,433	6,054
Other (expense) income
Interest and dividend income	256	372
Realized and unrealized loss on derivative instruments	(336)	(29)
Realized and unrealized gain on marketable equity securities	680	343
Total other income	600	686
Net loss	$(3,833)	$(5,368)
Net loss per common share
Basic and diluted	$(0.04)	$(0.07)
Weighted average shares outstanding
Basic and diluted (in thousands)	86,773	81,003

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands of U.S. Dollars) except share amounts)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	79,586,358	$796	$82,796	$(57,642)	$25,950

Stock-based compensation expense	-	-	666	-	666
Issuance of shares – ATM, net	1,802,060	18	1,200	-	1,218
Issuance of shares – option exercises	250,000	2	52	-	54
Net loss	-	-	-	(5,368)	(5,368)
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520

Stock-based compensation expense	-	-	583	-	583
Issuance of shares – ATM, net	1,007,423	10	720	-	730
Issuance of shares – option exercises	1,028,500	11	195	-	206
Issuance of shares – mineral lease payment	84,128	1	52	-	53
Issuance of shares – private placements	7,142,855	71	4,340	-	4,411
Net loss	-	-	-	(3,833)	(3,833)
Balance at December 31, 2025	90,901,324	$909	$90,604	$(66,843)	$24,670

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. Dollars)	For the years ended December 31,
	2025	2024
Operating activities:
Net loss	$(3,833)	$(5,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and unrealized gain on marketable equity securities	(680)	(343)
Realized and unrealized loss on derivative instruments	336	29
Stock-based compensation expense	583	666
Issuance of shares for mineral lease payment	53	-
Depreciation	20	27
Amortization of right of use lease asset	40	42
Increase in asset retirement and reclamation liabilities	-	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5	207
Accounts payable and other current liabilities	(94)	(379)
Net cash used in operating activities	(3,570)	(5,099)

Investing activities:
(Purchase) sale of short-term investments – net	(3,050)	3,913
Additions to mineral properties	(31)	(55)
Cash from sale of marketable equity securities	1,708	54
Cash paid for settlement of derivative instruments	(403)	-
Sale of derivative instruments – net	-	38
Additions to other assets	-	(12)
Net cash (used by) provided by investing activities	(1,776)	3,938

Financing activities:
Issuance of common stock – net of issuing costs	5,141	1,218
Issuance of common stock upon exercise of stock options	206	54
Net cash provided by financing activities	5,347	1,272

Net increase in cash, cash equivalents and restricted cash	1	111
Cash, cash equivalents and restricted cash, beginning of year	311	200
Cash, cash equivalents and restricted cash, end of year	$312	$311

See Notes to Consolidated Financial Statements.

SOLITARIO RESOURCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

1. Business and Summary of Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is smaller reporting company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly-owned subsidiary of Crown Resources Corporation. In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange (the “TSX”) through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either independently or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that would continue to advance the property. Solitario has never developed a property. Solitario is primarily focused on the acquisition and exploration of precious metal, zinc and other base metal exploration mineral properties. In addition to focusing on its mineral exploration properties and the evaluation of mineral properties for acquisition, Solitario from time to time also evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable to Solitario.

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

As of December 31, 2025, Solitario has balances of cash and short-term investments that Solitario anticipates using, in part, to further the development of the Florida Canyon project, the Lik project, the Golden Crest project as well as its Cat Creek and Bright Angel projects, and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

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

Revenue recognition

Solitario’s policy is to recognize revenue from the sale of its exploration mineral properties (those without reserves) on a property-by-property basis, computed as the cash received and / or collectable receivables less any capitalized cost. Payments received for the sale of exploration property interests that are less than the properties cost are recorded as a reduction of the related property's capitalized cost. In addition, Solitario’s policy is to recognize revenue on any receipts of joint venture property payments in excess of its capitalized costs on a property that Solitario may lease to another mining company. Solitario has not recorded revenue from the sale of exploration mineral properties or joint venture property payments during 2025 or 2024.

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

Cash and cash equivalents

Cash equivalents generally include investments securities with original maturities of three months or less when purchased. Cash equivalents at December 31, 2025 include approximately $38,000 held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation (“FDIC”) rules for the United States.

Short-term investments in money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. Solitario’s money market funds of $7,573,000 and $4,523,000, respectively, at December 31, 2025 and 2024 are included in short-term investments.

Restricted cash

Solitario’s restricted cash represents investments in certificates of deposit and are restricted primarily for reclamation funding or surety bonds. Restricted cash and cash equivalents balances are carried at fair value. Non-current restricted cash is reported in a separate line on the consolidated balance sheets and totaled $230,000 at December 31, 2025 and 2024. Cash, excluding restricted cash, at December 31, 2025 and 2024 was $82,000 and $81,000, respectively.

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

Derivative instruments

Solitario accounts for its derivative instruments in accordance with ASC 815, "Derivatives and Hedging” (“ASC 815”). Solitario previously entered into covered calls from time to time on its investment in Kinross Gold Corporation (“Kinross”) marketable equity securities. Solitario has not designated its covered calls as hedging instruments and any changes in the fair value of the covered calls are recognized in the statements of operations in the period of the change as gain or loss on derivative instruments.

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

Solitario's short-term investments in money market investments, its marketable equity securities and any covered call options against those marketable equity securities are carried at their estimated fair value based on quoted market prices. See Note 8, “Fair Value of Financial Instruments,” below.

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

Solitario’s mineral property joint ventures represent cost sharing of project costs. Shared costs are expensed as incurred. Solitario does not apply equity-method accounting nor consolidate the operations of Lik or Florida Canyon joint ventures as it does not exercise significant control over these projects.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the years ended December 31, 2025 and 2024. Potentially dilutive shares, consisting of outstanding common stock options of 5,565,000 and 5,348,500, respectively, exercisable for Solitario common shares were excluded from the calculation of diluted loss per share for the year ended December 31, 2025 and 2024 because the effects were anti-dilutive.

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

Adopted accounting pronouncements

Solitario has adopted ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, issued by the FASB in August 2023, which clarifies the business combination accounting for joint venture formations (“ASU 2023-05”). The amendments in ASU 2023-05 seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. The adoption of ASU No. 2023-05 did not have a material impact on Solitario’s consolidated financial position or results of operations and statement disclosures.

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

Recent accounting pronouncements

The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses(“ASU 2024-03”) in November 2024, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Under ASU 2024-03, entities will be required to disaggregate information, in tabular format, about specific natural expense categories underlying certain income statement expense line items that are considered ‘relevant’, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, ASU 2024-03 requires the disclosure of selling expenses, along with how an entity defines such expenses. For public entities, the provisions within ASU 2024-03 (as further clarified through ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)) are effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. Solitario is currently assessing the impact the adoption of ASU 2024-03 will have on its consolidated financial position or results of operations and statement disclosures.

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, interest rate volatility, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Item 1A of this 2025 Annual Report and generally identified under the heading “Forward-Looking Statements.”

2. Mineral Properties:

The following table details Solitario’s capitalized mineral properties:

(in thousands)	December 31,	December 31,
	2025	2024
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Bright Angel Project (Colorado – US)	31	-
Total exploration mineral properties	$16,732	$16,701

Exploration property

Solitario's exploration mineral properties at December 31, 2025 and 2024 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. At December 31, 2025, none of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario's exploration mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Golden Crest

On May 27, 2021, Solitario entered into a lease agreement (the “Golden Crest Agreement”) whereby Solitario acquired exclusive exploration rights in certain claims (the “GC Claims”) in the Black Hills region of South Dakota. The GC Claims are part of Solitario’s Golden Crest project. Terms of the Golden Crest Agreement include scheduled payments to the underlying owner of $65,000 paid upon signing and a required payment to the underlying owner of $60,000 at the first anniversary date during 2022. Solitario recorded an initial acquisition cost of $125,000 during 2021 related to these required payments. In addition, to continue the lease, Solitario has agreed to pay, at its option, the underlying owner escalating annual payments over five years that total $340,000 and annual payments of $150,000 thereafter, which will be expensed as paid. All required payments have been made through December 31, 2025. Solitario has agreed to pay the underlying owner an additional success fee of $1.00 per ounce of gold in the event Solitario files a 43-101 qualified resource of up to 1.5 million ounces of gold or a maximum of $1,500,000. In order to maintain the leases in good standing, Solitario has agreed to escalating work commitments on the GC Claims and an area of interest around the GC claims totaling $3,000,000 during the first five years of the lease. Solitario exceeded the required exploration expenditures during 2025 and 2024 of $800,000 and $600,000, respectively. The term of the Golden Crest Agreement is for twenty years and is automatically extended as long as Solitario is performing any exploration, development or mining activities on the GC Claims. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000. During 2024 Solitario purchased a certificate of deposit of $100,000 for reclamation bonding as part of the Golden Crest drilling permit received and is recorded as restricted cash in the consolidated balance sheet at December 31, 2025.

Lik Property

Solitario holds a 50% operating interest in the Lik zinc-lead silver property in northwest Alaska, which Solitario acquired as part of the acquisition of Zazu Metals Corporation (“Zazu”) in July 2017. Solitario recorded its acquisition cost of $15,611,000 as mineral property at the date of acquisition. Teck is Solitario’s 50% partner on the Lik project and acted as the project manager during 2025 and 2024. Teck and Solitario share exploration expenditures at Lik on a 50/50 basis, with Teck earning a manager’s fee of ten percent of the total expenditures of which Solitario contributes one-half to Teck. All of Solitario’s share of expenditures at Lik are included in exploration expense for the years ended December 31, 2025 and 2024.

Florida Canyon

Solitario has an interest in its Florida Canyon exploration concessions, which are currently subject to a joint venture agreement where joint venture partners made stand-by joint venture payments to Solitario prior to January 1, 2015. Solitario previously recorded joint venture property payment revenue received in excess of capitalized costs. Per the joint venture agreement, as of December 31, 2025 and 2024, no further standby joint-venture payments are due to Solitario on the Florida Canyon project. At December 31, 2025 and 2024, Solitario has no remaining capitalized costs related to its Florida Canyon joint venture. Per the joint venture agreement with Nexa covering the Florida Canyon project, Solitario currently holds a 39% interest in the Florida Canyon project. Nexa is required to fund 100% of exploration expenditures at the Florida Canyon project, until Nexa commits to put the project into production based upon a positive feasibility study, at which time Nexa’s interest will increase from its current 61% interest to a 70% interest.

Cat Creek

During 2023 Solitario entered into a lease agreement with Cat Creek LLC, the underlying owner of certain mineral claims in Colorado covering the Cat Creek project (the “Cat Creek Agreement”). During 2024 Solitario capitalized its initial payments of $12,000 related to the Cat Creek project. Per the terms of the Cat Creek Agreement, to maintain the lease, Solitario has agreed to pay, at its option, additional annual payments totaling $127,000 through July 2028, of which $27,000 has been paid through December 31, 2025. In addition, to maintain the lease, Solitario has agreed to escalating work commitments on the Cat Creek claims and the related area of interest around the Cat Creek claims totaling $2,270,000 through December 31, 2029, with additional work commitments totaling $750,000 per year until December 2033. Solitario has exceeded the minimum exploration expenditure required through December 31, 2025. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000. During 2024 Solitario purchased a certificate of deposit of $130,000 for reclamation bonding as part of the Cat Creek drilling permit received and is recorded as restricted cash in the consolidated balance sheet at December 31, 2025.

Bright Angel

In August 2025 Solitario entered into a lease agreement with Tenmile Resources, LLC, the underlying owner of certain mineral claims in Colorado covering the Bright Angel project (the “Bright Angel Agreement”). During 2025 Solitario capitalized its initial payments of $5,000 related to the Bright Angel Agreement and subsequently capitalized initial claim and staking payments of $26,000 during 2025 related to the Bright Angel project. Per the terms of the Bright Angel Agreement, to maintain the lease, Solitario has agreed to pay, at its option, additional annual payments totaling $325,000 through August 2034, with annual payments of $100,000 per year after 2034. In addition, to maintain the lease, Solitario has agreed to escalating work commitments on the Bright Angel claims and the related area of interest around the Bright Angel claims totaling $2,250,000 through December 31, 2034, with additional work commitments totaling $500,000 per year after 2034. Solitario has exceeded the minimum exploration expenditure required through December 31, 2025. The underlying owner retained a 2.0% Net Smelter Return royalty. Solitario will have the option, but not the obligation, to reduce the Net Smelter Return royalty to 1.0% by paying the owner $1,000,000.

Exploration Expense

The following items comprised exploration expense:

	For the year ended December 31,
(in thousands)	2025	2024
Geologic and field expenses	$2,600	$3,939
Administrative	247	209
Total exploration expense	$2,847	$4,148

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

As of December 31, 2025 and 2024, Solitario has no reclamation liability at its Florida Canyon project as Nexa is responsible for the costs at Florida Canyon, including reclamation, if any. In addition, the activities to date at Solitario’s Cat Creek project of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario is also involved in certain matters concerning its 2025 and 2024 drilling programs’ remediation at its Golden Crest project. Generally, the bulk of remediation at Golden Crest associated with its 2024 and 2025 drilling programs were carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of December 31, 2025. At December 31, 2025, Solitario has recorded a reclamation liability of $20,000, included in asset retirement and reclamation liabilities related to the Golden Crest project.

Activities at Solitario’s Cat Creek Project and Bright Angel Project through December 31, 2025 have consisted of claim staking and limited mapping and surface sampling which have not resulted in any material reclamation liabilities.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the consolidated statement of operations.

At December 31, 2025 and 2024, Solitario owned the following marketable equity securities:

	December 31, 2025		December 31, 2024
	shares	Fair value (000’s)	Shares	Fair value (000’s)
Kinross Gold Corp.	-	$-	100,000	$927
Vendetta Mining Corp.	7,750,000	57	7,750,000	81
Vox Royalty Corp.	50,000	237	134,055	314
Total		$294		$1,322

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	December 31, 2025	December 31, 2024
Marketable equity securities at cost	$1,177	$1,440
Cumulative unrealized loss on marketable equity securities	(883)	(118)
Marketable equity securities at fair value	$294	$1,322

The following table represents changes in marketable equity securities:

(in thousands)	December 31,
	2025	2024
Cost of marketable equity securities sold	$263	$-
Realized gain on marketable equity securities sold	1,445	54
Gross proceeds from the sale of marketable equity securities sold	(1,708)	(54)
Net gain on marketable equity securities	680	343
Change in marketable equity securities at fair value	$(1,028)	$289

The following table represents the realized and unrealized gain (loss) on marketable equity securities:

(in thousands)	Year ended December 31,
	2025	2024
Unrealized (loss) gain on marketable equity securities	$(765)	$289
Realized gain on marketable equity securities sold	1,445	54
Net gain on marketable equity securities	$680	$343

During 2025, Solitario sold its holdings of 100,000 shares of Kinross common stock for gross proceeds of $1,401,000, which was netted by the cash settlement of $403,000 to close out its $10.00 Kinross covered call covering all 100,000 shares of Kinross common stock previously held by Solitario, resulting in net proceeds of $998,000, after fees and commissions. Solitario recorded a gain on sale of $1,319,000 on the date of sale. See also Note 7 “Derivative Instruments” below. Also, during 2025, Solitario sold 84,055 shares of its Vox Royalty Corp. common shares for proceeds of $307,000 and recorded gain on the sale of $126,000 on the date of sale. During 2024, Solitario sold 100,000 shares of Highlander Silver Corp. (“Highlander”) common stock for proceeds of $54,000 and recorded a gain on sale of $54,000 on the date of sale.

4. Operating Lease

Solitario leases one facility, its Wheat Ridge, Colorado administrative office (the “WR Lease”), that has a term of more than one year. Solitario has no other significant operating lease costs. The WR Lease was extended in October 2023 to February 2026 and Solitario recorded a net increase in right of use assets of $87,000 during 2023 upon the extension of the WR Lease. The WR Lease is classified as an operating lease and has a remaining term of 2 months at December 31, 2025. The right-of-use office lease asset for the WR Lease is classified as other assets and the related liability as a current office lease liability, for the portion of the liability due in one year and a long-term liability for the balance in the consolidated balance sheet. Lease expense is recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During 2025 and 2024, Solitario recognized $40,000 and $42,000, respectively, of lease expense for the WR Lease included in general and administrative expense. Cash lease payments of $45,000 and $44,000, respectively, were made on the WR Lease during 2025 and 2024. The discount rate within the WR Lease is not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital in recording the WR Lease. Solitario has $7,000 remaining cash payments on the WR lease as of December 31, 2025, which is recorded as a current liability in the consolidated balance sheet.

5. Other Assets

The following items comprised other assets:

(in thousands)	December 31,
	2025	2024
Furniture and fixtures, net of accumulated depreciation	$47	$66
Right of use office lease asset	7	47
Exploration bonds and other assets	4	4
Total other assets	$58	$117

6. Income Taxes

As a result of being in a tax-loss position, Solitario has not recorded a tax provision for the years ending on December 31, 2025 or 2024. The net deferred income tax assets/liabilities in the December 31, 2025 and 2024 consolidated balance sheets include the following components:

(in thousands)	2025	2024
Deferred tax assets:
Loss carryovers	$13,037	$12,806
Mineral Property	1,669	1,669
Capitalized Exploration Costs	2,194	1,771
Stock option compensation expense	323	292
Other	268	162
Unrealized loss on short-term investments	213	29
Lease Liability	2	12
Valuation allowance	(17,701)	(16,722)
Total deferred tax assets	5	19
Deferred tax liabilities:
Lease Asset	2	11
Basis difference on fixed assets	3	8
Total deferred tax liabilities	5	19
Net deferred tax liabilities	$-	$-

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Significant Accounting Policies, the provision for income taxes for the years ended December 31, 2025, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

(in thousands)	2025
Expected income tax benefit	$(805)	21.0%
Equity based compensation	-	-
Foreign tax rate differences - Canada	(1)	0.03%
Foreign tax rate differences - Peru	(17)	0.44%
US/Colorado state income tax, net of federal tax benefit	(115)	2.98%
Change in valuation allowance – U.S.	1,098	(28.68)%
Change in valuation allowance – Canada	(138)	3.60%
Change in valuation allowance – Peru	17	(0.44)%
Prior year return reconciliation	(38)	0.97%
Permanent differences and other	(1)	0.02%
Income tax (benefit) expense	$-	-

The provision for income taxes for the years ended December 31, 2024, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences presented in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

(in thousands)	2024
Expected income tax benefit	$(1,127)
Foreign tax rate differences	(7)
State income tax	(181)
Change in valuation allowance	1,421
Prior year return reconciliation	(104)
Permanent differences and other	(2)
Income tax (benefit) expense	$-

Solitario has U.S. Federal net operating loss (NOL) carryovers of $28,891,000 as of December 31, 2025. Under the Tax Cuts and Jobs Act (“TCJA”) Federal NOL’s incurred in taxable years beginning in 2018 and later have an indefinite carryforward period, but the use of the NOL carryover is limited to 80% of taxable income in the subsequent year. Federal NOL carryovers incurred prior to 2018 expire after 20 years. Solitario has $12,769,000 of Federal NOL carryovers incurred prior to 2018 which begin expiring in 2027. Solitario has State NOL carryovers in Colorado, Montana, and Alaska of $30,698,000 which begin expiring in 2026. The majority of Solitario’s state taxes relate to Colorado. Solitario has Canadian and Peruvian NOL carryovers of $18,719,000 which begin expiring in 2027. Solitario has U.S. Federal and State capital loss carryovers of $414,000 which begin expiring in 2026. NOL carryovers and capital loss carryovers are a benefit to Solitario in the form of future tax savings and such carryovers are recorded as deferred tax assets, subject to a valuation allowance. Solitario has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The domestic and foreign components of net loss before income taxes for 2025 were: United States $3,770,000; Canada $5,000; and Peru, $57,000. The domestic and foreign components of net loss before income taxes for 2024 were: United States $5,345,000; Canada $2,000; and Peru, $22,000. The tax years that remain subject to examination in the major tax jurisdictions in which Solitario operates are three years for the United States, four years for Canada and four years for Peru.

7. Derivative Instruments

From time-to-time Solitario sold covered call options against its holdings of shares of Kinross common stock included in marketable equity securities. The business purpose of selling covered calls was to provide additional income on a limited portion of shares of Kinross that Solitario may have elected to sell in the near term, which is generally defined as less than one year. Any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. During 2025, Solitario recorded a loss on derivative instruments of $336,000. Solitario settled the covered calls against its holdings of Kinross upon the sale of all of its shares of Kinross common stock for gross proceeds of $1,401,000, which was netted against the cash settlement of the Kinross calls of $403,000 for net cash proceeds of $998,000 after fees and commissions.

During 2024, Solitario sold covered calls against its holdings of Kinross common stock for net proceeds of $38,000 and recorded a loss on derivative instruments on those calls of $29,000 during 2024 and recorded a Kinross call liability of $67,000 at December 31, 2024 related to the remaining Kinross calls.

8. Fair Value of Financial Instruments:

For certain of Solitario's financial instruments, including cash and cash equivalents, and short-term investments the carrying amounts approximate fair value due to their short maturities. Solitario's marketable equity securities, including its investment in shares of Kinross common stock, Vendetta common stock, and Vox Royalty Corp. common stock are carried at their estimated fair value based on publicly available quoted market prices.

Solitario applies ASC 820 that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements within a hierarchy between Level 1: quoted market prices; Level 2 quoted market prices for similar assets and liabilities; and Level 3: unobservable inputs with little or no market data.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the years ended December 31, 2025 and 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$7,573	$-	$-	$7,573
Marketable equity securities	$294	$-	$-	$294

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

Items measured at fair value on a recurring basis:

Short-term investments: At December 31, 2025 and 2024 Solitario has $7,573,000 and $4,523,000, respectively, in a money market account included in short-term investments.

Marketable equity securities: At December 31, 2025 and 2024, the fair value of Solitario’s holdings in shares of Vendetta, Kinross, and Vox Royalty marketable equity securities are based upon quoted market prices. See Note 3, “Marketable Equity Securities,” above.

During the years ended December 31, 2025 and 2024, Solitario did not change any of the valuation techniques used to measure its financial assets and liabilities at fair value.

9. Commitments and Contingencies

At December 31, 2025 and 2024, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000, related to its Lik and Golden Crest projects. See Note 2 “Mineral Properties,” above.

Solitario leases office space under a non-cancelable operating lease for the Wheat Ridge, Colorado office which provides for future total minimum rent payments as of December 31, 2025 of $7,000 through February 2026.

10. Employee Stock Compensation Plans

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2023. Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. The 2013 plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. As of December 31, 2023, the 2013 Plan expired and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms. The outstanding awards under the 2013 Plan are detailed below.

On June 20, 2023, Solitario’s shareholders approved the 2023 Solitario Stock and Incentive Plan (the “2023 Plan”). Under the terms of the 2023 Plan, a total of 5,000,000 shares of Solitario common stock are reserved for awards to directors, officers, employees and consultants. Awards may take the form of stock options, stock appreciation rights, restricted stock and restricted stock units. The terms and conditions of the awards are pursuant to the 2023 Plan and are granted by the Board of Directors or a committee appointed by the Board of Directors. The 2023 Plan has a term of 10 years. As of December 31, 2025, awards for a total of 3,775,000 options have been granted under the 2023 Plan.

a.) Stock option grants

The following table shows the grant date fair value of Solitario’s awards during 2025 and 2024 pursuant to the 2023 Plan. There were no grants under the 2013 Plan in 2025 or 2024.

Grant Date	06/07/24	12/02/25 (1)
Plan	2023 Plan	2023 Plan
Option – grant date price	$0.85	$0.63
Options granted	2,125,000	1,600,000
Expected life years	5.0	5.0
Expected volatility	72%	62%
Risk free interest rate	4.3%	3.7%
Weighted average fair value	$0.53	$0.35
Grant date fair value	$1,120,000	$557,000

(1)	Option grants have a five-year term, and vest 25% on date of grant and 25% on each of the next three anniversary dates.

b.) Stock option activity

During 2025 and 2024, options for 1,028,500 and 250,000, respectively, shares of common stock were exercised for proceeds of $206,000 and $54,000 respectively. The following table summarizes the activity for stock options outstanding under the 2023 Plan and the 2013 Plan for the years ended December 31, 2025 and 2024:

	2025			2024
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value (1)(2)	Options	Price	Value (1)(2)

Outstanding, beginning of year	5,348,500	$0.62		3,828,500	$0.47
Granted	1,600,000	$0.63		2,125,000	$0.85
Exercised	(1,028,500)	$0.20	$437,000	(250,000)	$0.22	$144,000
Expired	-			-
Forfeited	(355,000)	$0.72		(355,000)	$0.60
Outstanding, end of year	5,565,000	$0.70	$307,000	5,348,500	$0.62	$405,000
Exercisable, end of year	3,365,500	$0.68	$221,000	3,228,500	$0.52	$403,000

(1)	Intrinsic value based upon December 31, 2025 and 2024 price of a share of Solitario common stock as quoted on the NYSE American exchange of $0.70 and $0.59, respectively, per share.
(2)	For options exercised during 2025 and 2024 the intrinsic value based upon the price of a share of Solitario common stock as quoted on the NYSE American on the date of exercise of each option.

During the years ended December 31, 2025 and 2024, Solitario recorded $583,000 and $666,000, respectively, of stock-based compensation expense under its 2023 Plan and 2013 Plan for the amortization of the grant date fair value of each of its outstanding options with a credit to additional paid-in-capital. At December 31, 2025, the total unrecognized stock option compensation cost related to non-vested options is $815,000 and is expected to be recognized over a weighted average period of 26 months. At December 31, 2025, the average remaining contractual life of Solitario’s outstanding options is 2.53 years. At December 31, 2025, the average remaining contractual life of Solitario’s vested options is 3.21 years.

11. Shareholders’ Equity

Private Placements

On August 14, 2025, Solitario issued 84,128 shares in a private placement to certain leaseholders at our Golden Crest Project in South Dakota in satisfaction of a portion of the required 2025 annual lease payments with a value of $53,000. The remaining portion of the lease payments due to the leaseholders were made in cash during 2025.

On June 18, 2025, Solitario closed on a private placement of 1,587,300 shares of Solitario common stock (the “Newmont Shares”), pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for a price of $0.63 per share for net proceeds of $980,000 after certain legal and regulatory offering costs of $20,000. In connection with the sale of the Newmont Shares, Solitario and Newmont amended and restated the Investor Rights Agreement between the parties that was entered into in 2023. The amended and restated Investor Rights Agreement served to amend certain terms of the Investor Rights Agreement, including to provide Newmont with a right of first refusal with respect to certain transactions, such as a sale or joint venture, involving the Golden Crest Properties (whereas the agreement previously granted Newmont a right of first offer with respect to those prospective transactions).

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

During 2025, Solitario sold an aggregate of 1,007,423 shares of common stock under the ATM Agreement at an average price of $0.76 per share for net proceeds of $730,000, after commissions and sale expenses. During 2024, Solitario sold an aggregate of 1,802,060 shares of common stock under the ATM Agreement at an average price of $0.70 per share for net proceeds of $1,218,000, after commissions and sale expenses.

12. Subsequent Events

Solitario has evaluated events subsequent to December 31, 2025, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. As of March 4, 2026 Solitario has sold 1,313,663 shares of its common stock under the ATM Program at an average price of 0.75 per share for net proceeds of $950,000 after commissions and expenses.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

During the quarter ended December 31, 2025, none of Solitario’s directors or officers informed Solitario of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 is incorporated herein by reference to the information set forth in our definitive proxy statement in connection with the annual meeting of shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 pursuant to Section 14(a) of the Exchange Act (the "2026 Proxy").

Item 11. Executive Compensation

The information required under Item 11 is incorporated herein by reference to the information set forth in the 2026 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information with respect to our equity compensation plan, included below, the information with respect to Item 12 is incorporated herein by reference to the information set forth in the 2026 Proxy.

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

On December 2, 2025, the Board of Directors granted options to acquire 1,600,000 shares of Solitario common stock under the 2023 Plan. The options have an exercise price of $0.63 per share, a five-year term, vested 25% on the date of grant, vest 25% on each of the next three anniversary dates and have a grant date fair value of $557,000 based upon a Black-Scholes model, with a 62% volatility and a 3.7% risk-free interest rate.

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

Equity Compensation Plan Information as of December 31, 2025:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (US$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2023 Plan	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,600,000	0.75	1,400,000
Equity compensation plans not approved by security holders	-	N/A	-
Total 2023 Plan	3,600,000	0.75	1,400,000
2013 Plan
Equity compensation plans approved by security holders	1,965,000	0.61	-
Equity compensation plans not approved by security holders	-	N/A	-
Total 2013 Plan	1.965,000	0.61	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to Item 13 is incorporated herein by reference to the information set forth in the 2026 Proxy.

Item 14. Principal Accounting Fees and Services

The information required under Item 14 is incorporated herein by reference to the information set forth in the 2026 Proxy.

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

SOLITARIO RESOURCES CORP.

By:	/s/ James R. Maronick
James R. Maronick Chief Financial Officer

Date:	March 5, 2025

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Herald
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	March 5, 2026

/s/ James R. Maronick
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	March 5, 2026

/s/ John Labate	A majority of
John Labate	the Board of
Directors
/s/ James Hesketh
James Hesketh
March 5, 2026
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

10.10	Mining Lease Between Golden Crest II, LLC and Solitario Resources Corp., dated May 27, 2021 (incorporated by reference to Exhibit 10.12 to Solitario’s Form 10-K filed on March 22, 2024)

10.11	Stock Purchase Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration Ltd. (incorporated by reference to Exhibit 10.1 to Solitario’s Form 10-K filed on June 20, 2025)

10.13

Amended and Restated Investor Rights Agreement by and between Solitario Resources Corp. and Newmont Overseas Exploration, Ltd dated June 11, 2025 (incorporated by reference to Exhibit 10.2 to Solitario’s Form 10-K filed on June 20, 2025)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

19.1	Solitario Resources Corp. Confidentiality and Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Solitario’s Form 10-K filed on March 22, 2024)

21.1*	Subsidiaries of Solitario Resources Corp.

23.1*	Consent of Assure CPA, LLC

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1	Technical Report Summary for the Florida Canyon Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

96.2	Technical Report Summary for the Lik Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

97	Solitario Resources Corp. Compensation Recoupment Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97 to Solitario’s Form 10-K filed on March 22, 2024)

101*

The following materials from the  Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (iv) Notes to the Condensed Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith
#	Designates a management contract, or a compensatory plan or arrangement.

