Form 10-K/A
period 2025-12-31
SOLITARIO RESOURCES CORP.
filed 2026-03-11
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025

or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Solitario Resources Corp. (the “Company”) for the fiscal year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing.  The Original Filing included a typographical error in the signature date of Assure CPA, LLC on the Report of Independent Registered Public Accounting Firm (the “Audit Report”).

This Amendment is being filed solely to change date “2025” on the signature of Assure CPA, LLC to “2026” in the signature to the Audit Report.  This Amendment includes Item 8, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the addition of the date of the signature of Assure CPA, LLC on the Audit Report.

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

Spokane, Washington

Firm ID is 444

March 5, 2026

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

Level 1 : Quoted prices in active markets for identical assets or liabilities;

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

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Significant Accounting Policies, the provision for income taxes for the years ended December 31, 2025, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

(in thousands)	2025
Expected income tax benefit	$(805)	21.0%
Equity based compensation	-	-
Foreign tax rate differences - Canada	(1)	0.03%
Foreign tax rate differences - Peru	(17)	0.44%
US/Colorado state income tax, net of federal tax benefit	(115)	2.98%
Change in valuation allowance – U.S.	1,098	-28.68%
Change in valuation allowance – Canada	(138)	3.60%
Change in valuation allowance – Peru	17	-0.44%
Prior year return reconciliation	(38)	0.97%
Permanent differences and other	(1)	0.02%
Income tax (benefit) expense	$-	-

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

____________

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

____________

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

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The following financial statements contained in Part II, Item 8 are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Assure CPA, Spokane, Washington, LLC PCAOB ID 444)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

SOLITARIO RESOURCES CORP.

By:	/s/ James R. Maronick
James R. Maronick Chief Financial Officer

Date:	March 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher E. Herald
Christopher E. Herald, Chief Executive Officer	Principal Executive Officer and Director	March 10, 2026

/s/ James R. Maronick
James R. Maronick, Chief Financial Officer	Principal Financial and Accounting Officer	March 10, 2026

/s/ John Labate	A majority of
John Labate	the Board of
Directors
/s/ James Hesketh
James Hesketh
March 10, 2026
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

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officer (incorporated by reference to Exhibit 99.1 to Solitario's Form 8-K filed on July 18, 2006)

19.1	Solitario Resources Corp. Confidentiality and Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Solitario’s Form 10-K filed on March 22, 2024)

21.1**	Subsidiaries of Solitario Resources Corp.

23.1**	Consent of Assure CPA, LLC

24.1**	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1	Technical Report Summary for the Florida Canyon Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

96.2	Technical Report Summary for the Lik Project (incorporated by reference to Exhibit 96.1 to Solitario’s Form 10-K filed on March 30, 2022)

97	Solitario Resources Corp. Compensation Recoupment Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97 to Solitario’s Form 10-K filed on March 22, 2024)

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

____________

* Filed herewith

** Filed with the Original Filing on March 5, 2026

# Designates a management contract, or a compensatory plan or arrangement.

