Form 10-Q
period 2026-03-31
SOLITARIO RESOURCES CORP.
filed 2026-05-06
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

________________________________________________________________

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

There were 93,067,744 shares of $0.01 par value common stock outstanding as of May 05, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$167	$82
Short-term investments	8,275	7,573
Investments in marketable equity securities, at fair value	237	294
Prepaid expenses and other current assets	171	61
Total current assets	8,850	8,010

Mineral properties	16,732	16,732
Restricted cash – mineral property reclamation bonds	230	230
Other assets	48	58
Total assets	$25,860	$25,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$271	$208
Operating lease liability	-	7
Total current liabilities	271	215

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	145
Total long-term liabilities	145	145

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at March 31, 2026 and December 31, 2025)	-	-
Common stock, $0.01 par value, authorized 200,000,000 shares (92,541,749 and 90,901,324 shares, respectively, issued and outstanding at March 31, 2026 and December 31, 2025)	925	909
Additional paid-in capital	91,856	90,604
Accumulated deficit	(67,337)	(66,843)
Total shareholders’ equity	25,444	24,670
Total liabilities and shareholders’ equity	$25,860	$25,030

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)	Three months ended March 31,
	2026	2025
Operating expenses:
Exploration expense	$182	$239
Depreciation	3	7
General and administrative	376	490
Total operating expenses	561	736
Other income (loss):
Interest and dividend income	65	46
Realized and unrealized loss on derivative instruments	-	(206)
Realized and unrealized gain on marketable equity securities	2	385
Total other income	67	225
Net loss	$(494)	$(511)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	91,660	81,687

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(494)	$(511)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	3	7
Amortization of right of use lease asset	7	10
Realized and unrealized gain on marketable equity securities	(2)	(385)
Realized and unrealized loss on derivative instruments	-	206
Stock-based compensation expense	67	126
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(110)	-
Accounts payable and other current liabilities	56	(51)
Net cash used in operating activities	(473)	(598)
Investing activities:
(Purchase) sale of short-term investments, net	(702)	550
Cash from the sale of marketable equity securities	59	-
Net cash (used) provided by investing activities	(643)	550
Financing activities:
Issuance of common stock – net of issuing costs	1,201	-
Issuance of common stock upon exercise of stock options	-	156
Net cash provided by financing activities	1,201	156

Net increase in cash, cash equivalents and restricted cash	85	108
Cash, cash equivalents and restricted cash, beginning of period	312	311
Cash, cash equivalents and restricted cash, end of period	$397	$419

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

Solitario currently considers its carried interest in the Florida Canyon zinc project in Peru (the “Florida Canyon project”), its interest in the Lik zinc project in Alaska (the “Lik project”), and its Golden Crest project in South Dakota (the “Golden Crest project”) to be its core mineral property assets. Nexa Resources, Ltd. (“Nexa”), Solitario’s joint venture partner, is continuing the exploration and furtherance of the Florida Canyon project and Solitario is monitoring progress at the Florida Canyon project. Solitario is working with its 50% joint venture partner in the Lik project, Teck American Incorporated, a wholly owned subsidiary of Teck Resources Limited (both companies are referred to as “Teck”), to further the exploration and evaluate potential development plans for the Lik project. In addition, Solitario has two early-stage projects, the Cat Creek project in Colorado (the “Cat Creek project”) and the Bright Angel project in Colorado (the “Bright Angel project”). Solitario is conducting mineral exploration on its Golden Crest project, the Cat Creek project and the Bright Angel project on its own.

Solitario anticipates using its cash and short-term investments, in part, to fund costs and activities to further the exploration of its core mineral projects, the Florida Canyon project, Lik project and Golden Crest project, as well as its Cat Creek and Bright Angel projects, and to potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of early-stage and advanced mineral exploration projects or other related assets at potentially attractive terms.

The accompanying interim condensed consolidated financial statements of Solitario for the three months ended March 31, 2026 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation of the interim results as presented. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2026.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in Solitario’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 (the “2025 Annual Report”). The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these condensed consolidated financial statements, except as modified for appropriate interim financial statement presentation.

Adopted accounting pronouncements

There have been no new proposed or adopted accounting pronouncements applicable to Solitario since those described in the Company’s 2025 Annual Report.

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, rising geopolitical tension and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, interest rate volatility, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Item 1A of our 2025 Annual Report and generally identified under the heading “Forward-Looking Statements.”

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of March 31, 2026, $104,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At March 31, 2026 Solitario’s money market funds of $8,275,000 are included in short-term investments.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of outstanding common stock during the three months ended March 31, 2026 and 2025. Potentially dilutive shares related to outstanding common stock options of 5,565,000 and 4,570,000, respectively, for the three months ended March 31, 2026 and 2025 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	March 31,	December 31,
	2026	2025
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Bright Angel Project (Colorado – US)	31	31
Total exploration mineral properties	$16,732	$16,732

Solitario's mineral properties at March 31, 2026 and December 31, 2025 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario's mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended March 31,
	2026	2025
Geologic and field expenses	$127	$162
Administrative	55	77
Total exploration costs	$182	$239

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

As of March 31, 2026 and December 31, 2025, Solitario has no reclamation liability at its Florida Canyon Project as Nexa is responsible for the costs at the Florida Canyon project, including reclamation, if any. In addition, the activities to date at Solitario’s Cat Creek and Bright Angel projects of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario is also involved in certain matters concerning its 2024 and 2025 drilling program remediation at its Golden Crest project. Generally, the bulk of remediation at the Golden Crest project associated with its 2024 and 2025 drilling programs was carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of March 31, 2026. At March 31, 2026 and December 31, 2025, Solitario has a reclamation liability of $20,000, included in asset retirement and reclamation liabilities related to the Golden Crest project.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At March 31, 2026 and December 31, 2025, Solitario owned the following marketable equity securities:

	March 31, 2026		December 31, 2025
	shares	Fair value (000’s)	shares	Fair value (000’s)
Vendetta Mining Corp.	7,750,000	$28	7,750,000	$57
Vox Royalty Corp.	40,000	209	50,000	237
Total		$237		$294

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	March 31, 2026	December 31, 2025
Marketable equity securities at cost	$1,155	$1,177
Cumulative unrealized loss on marketable equity securities	(918)	(883)
Marketable equity securities at fair value	$237	$294

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended March 31,
	2026	2025
Cost of marketable equity securities sold	$22	$-
Realized gain on marketable equity securities sold	37	-
Gross proceeds from the sale of marketable equity securities sold	(59)	-
Net gain on marketable equity securities	2	385
Change in marketable equity securities at fair value	$(57)	$385

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended March 31,
	2026	2025
Unrealized (loss) gain on marketable equity securities	$(35)	$385
Realized gain on marketable equity securities sold	37	-
Net gain on marketable equity securities	$2	$385

During the three months ended March 31, 2026, Solitario sold 10,000 shares of its holdings of Vox Royalty common stock for gross proceeds of $59,000 and recorded a gain on sale of $37,000. During the three months ended March 31, 2025, Solitario did not sell any marketable equity securities.

4. Leases

Solitario leased one facility, its Wheat Ridge, Colorado office, that had a term of more than one year (the “WR Lease”). The WR Lease was classified as an operating lease which terminated on February 28, 2026. There is no remaining lease asset or lease liability related to the WR Lease at March 31, 2026. At December 31, 2025, the right-of-use office lease asset for the WR Lease was classified as other long-term assets and the related liability as current operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense was recognized over the lease term, with variable lease payments recognized in the period those payments are incurred.

During the three months ended March 31, 2026 and 2025, cash lease payments of $7,000 and $11,000, respectively, were made on the WR Lease. During the three months ended March 31, 2026 and 2025, Solitario recognized $7,000 and $10,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease was not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

5. Other Assets

Other assets consisted of the following items:

(in thousands)	March 31,	December 31,
	2026	2025
Furniture and fixtures, net of accumulated depreciation	$44	$47
Right of use office lease asset	-	7
Exploration bonds and other assets	4	4
Total other assets	$48	$58

6. Fair Value of Financial Instruments

During the three months ended March 31, 2026 and 2025, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2026:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,275	$-	$-	$8,275
Marketable equity securities	$237	$-	$-	$237

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$7,573	$-	$-	$7,573
Marketable equity securities	$294	$-	$-	$294

7. Derivative Instruments

From time-to-time Solitario has sold covered call options against its prior holdings of shares of common stock of Kinross Gold Corp. (“Kinross”) included in marketable equity securities. The business purpose of selling covered calls was to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change. In August 2024, Solitario sold covered calls against its holdings of Kinross for net proceeds of $39,000. Solitario recorded an unrealized loss on derivative instruments of $206,000 during the three months ended March 31, 2025 related to its Kinross calls. Solitario settled its Kinross calls in May 2025, upon the sale of its holdings of Kinross. Solitario has no derivative instruments outstanding at March 31, 2026 and December 31, 2025.

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

At both March 31, 2026 and December 31, 2025, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three months ended March 31, 2026 and 2025, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

At March 31, 2026 and December 31, 2025, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000, related to its Lik project and Golden Crest project. See Note 2 “Mineral Properties,” above.

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

There were options outstanding under the 2013 Plan to acquire 1,965,000 shares of Solitario common stock at both March 31, 2026 and December 31, 2025. All of these options were vested and exercisable at March 31, 2026 and December 31, 2025, with exercise prices between $0.60 and $0.69 per share. As of March 31, 2026, the outstanding stock options under the 2013 Plan have an intrinsic value of $422,000 and a weighted average life of 1.35 years. No options granted under the 2013 Plan were exercised during the three months ended March 31, 2026. During the three months ended March 31, 2025, options previously granted under the 2013 Plan for 778,500 shares were exercised for proceeds of $156,000.

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

As of both March 31, 2026 and December 31, 2025, there were options outstanding under the 2023 Plan to acquire 3,600,000 shares of Solitario common stock. Of these, as of both March 31, 2026 and December 31, 2025, there were options that are vested and exercisable to acquire 1,412,500 shares of Solitario common stock, with exercise prices between $0.51 and $0.85 per share. As of March 31, 2026, the outstanding stock options under the 2023 Plan have an intrinsic value of $320,000 and a weighted average life of 3.84 years. During the three months ended March 31, 2026 and 2025, Solitario did not grant any awards under the 2023 Plan and no options were exercised under the 2023 Plan.

Stock-based compensation expense

During the three months ended March 31, 2026 and 2025, Solitario recorded stock-based compensation expense of $67,000 and $126,000, respectively, included in general and administrative expense. At March 31, 2026, the total unrecognized stock option compensation cost related to non-vested options was $681,000 and is expected to be recognized over a weighted average period of 23 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three months ended March 31, 2026:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	90,901,324	$909	$90,604	$(66,843)	$24,670
Stock-based compensation expense	-	-	67	-	67
Issuance of shares- ATM	1,640,425	16	1,185	-	1,201
Net loss	-	-	-	(494)	(494)
Balance at March 31, 2026	92,541,749	$925	$91,856	$(67,337)	$25,444

Shareholders’ Equity for the three months ended March 31, 2025:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520
Stock-based compensation expense	-	-	126	-	126
Issuance of shares- option exercises	778,500	8	148	-	156
Net loss	-	-	-	(511)	(511)
Balance at March 31, 2025	82,416,918	$824	$84,988	$(63,521)	$22,291

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to compensation for its services at a commission rate of 3.0% of the gross sales price per share of common stock sold. During the three months ended March 31, 2026 Solitario sold 1,640,425 shares of Solitario common stock at an average price of $0.76 per share for net proceeds of $1,201,000 after commissions and other expenses. Solitario did not sell any shares under the ATM Program during the three months ended March 31, 2025.

12. Subsequent Events

Solitario has evaluated events subsequent to March 31, 2026, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Since March 31, 2026, and as of May 5, 2026, Solitario has sold 485,995 shares of its common stock under the ATM Program at an average price of 0.85 per share for net proceeds of $398,000 after commissions and expenses. In addition, since March 31, 2026, and as of May 5, 2026, one stock option was exercised for 40,000 shares at $0.67 per share for net proceeds of $27,000..

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2025 and 2024, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2025 Annual Report. Solitario's financial condition and results of operations as of and through March 31, 2026 are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At March 31, 2026, we consider our Golden Crest project in South Dakota, our carried interest in the Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, we own the Cat Creek project in Colorado and the Bright Angel project in Colorado, neither of which have been explored to the degree of any of our three core assets, described above. We are conducting exploration activities in the United States on our own at the Golden Crest project, the Cat Creek project and the Bright Angel project and through joint ventures operated by our partners in Peru at the Florida Canyon project and in Alaska at the Lik project. From time-to-time, we also conduct potential acquisition evaluations in other countries located in South and North America.

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

As of March 31, 2026, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, Florida Canyon project, Golden Crest project, the Cat Creek project and the Bright Angel project; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, rising geopolitical tension, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report.

(b) Results of Operations

Comparison of the quarter ended March 31, 2026 to the quarter ended March 31, 2025

We had a net loss of $494,000 or $0.01 per basic and diluted share for the three months ended March 31, 2026 compared to a net loss of $511,000 or $0.01 per basic and diluted share for the three months ended March 31, 2025. As explained in more detail below, the primary reasons for the decrease in the net loss in the three months ended March 31, 2026 compared to the loss in the three months ended March 31, 2025 were (i) a decrease in exploration expense to $182,000 during the three months ended March 31, 2026 compared to exploration expense of $239,000 during the three months ended March 31, 2025; (ii) a decrease in general and administrative expense to $376,000 during the three months ended March 31, 2026 compared to general and administrative expense of $490,000 during the three months ended March 31, 2025; (iii) no realized and unrealized loss on derivative instruments during the three months ended March 31, 2026 compared to a realized and unrealized loss on derivative instruments of $206,000 during the three months ended March 31, 2025; and (iv) an increase in interest and dividend income to $65,000 during the three months ended March 31, 2026 compared to interest and dividend income of $46,000 during the three months ended March 31, 2025. Partially offsetting this decrease in the net loss was a decrease in realized and unrealized gain on marketable equity securities to $2,000 during the three months ended March 31, 2026 compared to a realized and unrealized gain on marketable equity securities of $385,000 during the three months ended March 31, 2025. Each of the major components of these items is discussed in more detail below.

Our exploration expense decreased to $182,000 during the three months ended March 31, 2026 compared to exploration expense of $239,000 during the three months ended March 31, 2025. The decrease was primarily a result of (i) a decrease in expenses at our Golden Crest project to $149,000 during the three months ended March 31, 2026 compared to exploration expense of $216,000 during the three months ended March 31, 2025; (ii) a decrease in our exploration expenditures at our Lik project to $5,000 during the three months ended March 31, 2026 compared to $11,000 during the three months ended March 31, 2025; and (iii) a reduction in our exploration expenditures at our Cat Creek project to $1,000 during the three months ended March 31, 2026 compared to $5,000 during the three months ended March 31, 2025. These reductions in costs were partially offset by the expenditures of $20,000 at our Bright Angel project during the three months ended March 31, 2026, with no expenditures for that project in the prior year period. Our full-year 2026 total exploration and development budget is approximately $5,673,000, which reflects potential drilling programs both at the Golden Crest project during 2026 budgeted at $2,217,000 and the Cat Creek project during 2026 budgeted at $516,000 as well as a proposed limited exploration program at the Lik and Bright Angel projects. All of the planned drilling during 2026 is dependent on receiving required permits and availability of third-party drilling contractors. Nexa is responsible for all planned 2026 exploration expenditures at the Florida Canyon Project. The proposed 2026 budget does not reflect any exploration costs for new projects or assets we may acquire during 2026. Our planned exploration activities in 2026 may be modified, as necessary for any drilling programs we may undertake or other projects we may acquire. Changes may occur to our planned 2026 exploration expenditures related to any number of factors including permitting delays, potential acquisition of new properties, joint venture funding, commodity prices and changes in the deployment of our capital. We expect our full-year exploration expenditures for 2026 to be higher than the exploration expenditures for full-year 2025.

Exploration expense by project for the three months ended March 31, 2026 and 2025 consisted of the following:

(in thousands)	March 31,	March 31,
Project Name	2026	2025
Golden Crest project	$149	$216
Lik project	5	11
Cat Creek project	1	5
Bright Angel project	20	-
Reconnaissance	7	7
Total exploration expense	$182	$239

General and administrative costs, excluding stock option compensation costs, discussed below, were $309,000 during the three months ended March 31, 2026 compared to $364,000 during the three months ended March 31, 2025. The major components of these costs were related to (i) salaries and benefit expense of $73,000 during the three months ended March 31, 2026 compared to salary and benefit costs of $118,000 during the three months ended March 31, 2025, as a result of a reduction in staff in 2026; (ii) legal and professional expenditures of $67,000 during the three months ended March 31, 2026 compared to legal and professional expenditures of $54,000 during the three months ended March 31, 2025; (iii) office rent and expenses of $28,000 during the three months ended March 31, 2026 compared to $29,000 during the three months ended March 31, 2025; and (iv) travel and shareholder relation costs of $141,000 during the three months ended March 31, 2026 compared to $163,000 during the three months ended March 31, 2025. We anticipate the overall full-year general and administrative costs will be comparable between 2026 and 2025.

We recorded $67,000 of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended March 31, 2026 compared to $126,000 of stock option compensation expense during the three months ended March 31, 2025. The lower costs during the three months ended March 31, 2026 related to the grant date fair value of 2,125,000 options granted during 2024 which are being amortized over three years, resulting in higher initial costs during 2025. These non-cash charges for the amortization of grant date fair values are related to vesting of stock options outstanding during the three months ended March 31, 2026 and 2025. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a realized and unrealized gain on marketable equity securities of $2,000 during the three months ended March 31, 2026 compared to a realized and unrealized gain on marketable equity securities of $385,000 during the three months ended March 31, 2025 as further discussed above in Note 3 “Marketable Equity Securities” to the condensed consolidated financial statements. The gain during the three months ended March 31, 2026 was related to a realized gain of $37,000 on the sale of 10,000 shares of Vox Royalty common stock which was partially offset by unrealized loss of $29,000 on our holdings of Vendetta common stock during the three months ended March 31, 2026 and an unrealized loss of $6,000 on our holdings of Vox Royalty common stock during the three months ended March 31, 2026. The gain during the three months ended March 31, 2025 was primarily related to an increase of $334,000 in the value of our holdings of Kinross common stock; and (ii) an increase of $77,000 on our holdings of Vox Royalty common stock. These unrealized gains during the three months ended March 31, 2025 were partially offset by a $27,000 loss on our holdings of Vendetta Mining Corp. common stock.

We recorded interest and dividend income of $65,000 during the three months ended March 31, 2026 compared to interest income of $46,000 during the three months ended March 31, 2025. The increase in interest income is related to an increase in the balance of our short-term investments during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of ATM equity sales during the 2026 period in excess of exploration and other expenditures during the three months ended March 31, 2026. We anticipate our interest income will be comparable during the full year of 2026 and 2025 as we plan to use our short-term investments and our cash balances during the remainder of 2026 for ordinary overhead, operational costs, and the exploration, evaluation and / or acquisition of mineral properties discussed above. See “Liquidity and Capital Resources” below for further discussion of our cash and cash equivalent balances.

During the three months ended March 31, 2025, we recorded a non-cash loss on derivative instruments of $206,000 related to certain Kinross calls we sold during 2024. The Kinross calls were settled in the second quarter of 2025 upon the sale of our holdings of Kinross common stock. We had no derivative instruments during the three months ended March 31, 2026.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three months ended March 31, 2026 and 2025, we recorded no property impairments.

At March 31, 2026 and 2025, our net operating loss carry-forwards exceed our built-in gains on marketable equity securities resulting in a net tax asset position for which we provide a valuation allowance for all net deferred tax assets. We recorded no income tax expense or benefit during the three months ended March 31, 2026 or 2025. As a result of our exploration activities, we anticipate we will not have currently payable income taxes during 2026. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of March 31, 2026, we have $8,442,000 in cash and short-term investments. Our short-term investments are comprised of $8,275,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2026. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At March 31, 2026, we owned 7,750,000 shares of Vendetta common stock and 40,000 shares of Vox common stock. At March 31, 2026, the Vendetta shares are recorded at their fair value of $28,000, and the Vox shares are recorded at their fair value of $209,000. During the three months ended March 31, 2026 we sold 10,000 shares of our Vox Royalty common stock for proceeds of $59,000 and recorded a realized gain on sale of $37,000. We did not sell any of our marketable equity securities during the three months ended March 31, 2025. We anticipate we may sell a portion of our holdings of marketable equity securities during the remainder of 2026 depending on cash needs and market conditions.

Working Capital

We had working capital of $8,579,000 at March 31, 2026 compared to working capital of $7,795,000 at December 31, 2025. Our working capital at March 31, 2026 consists primarily of our cash and cash equivalents, our short-term investments, discussed above, our investment in marketable equity securities of $237,000, and other current assets of $171,000, less our accounts payable of $271,000. As of March 31, 2026, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of both March 31, 2026 and December 31, 2025, there were options outstanding from the 2013 Plan to acquire an aggregate of 1,965,000 shares of Solitario common stock, with exercise prices between $0.69 per share and $0.60 per share. As of both March 31, 2026 and December 31, 2025 there were options outstanding from the 2023 Plan to acquire 3,600,000 shares of Solitario common stock with exercise prices between $0.51 per share and $0.85 per share. We did not grant any options during the three months ended March 31, 2026 or 2025. No options were exercised during the three months ended March 31, 2026. During the three months ended March 31, 2025, options for 778,500 shares of Solitario common stock were exercised under the 2013 Plan with an exercise price of $0.20 per share for proceeds of $156,000. We do not anticipate the exercise of options to be a significant source of capital during the remainder of 2026.

(d) Cash Flows

Net cash used in operations during the three months ended March 31, 2026 decreased to $473,000 compared to $598,000 of net cash used in operations for the three months ended March 31, 2025 primarily as a result of (i) the decrease in exploration expense during the three months ended March 31, 2026 to $182,000 compared to $239,000 during the three months ended March 31, 2025; (ii) a reduction in general and administrative expenditures, excluding non-cash stock option expense, to $309,000 during the three months ended March 31, 2026 compared to general and administrative expenditures, excluding non-cash stock option expense, of $364,000 during the three months ended March 31, 2025; (iii) an increase in interest income to $65,000 during the three months ended March 31, 2026 compared to interest income of $46,000 during the three months ended March 31, 2025; and (iv) a reduction in the use of cash for the increase in accounts payable and other current liabilities during the three months ended March 31, 2026 of $56,000 compared to a use of cash for the decrease in accounts payable and other current liabilities of $51,000 during the three months ended March 31, 2025. Partially offsetting this reduction in the use of cash was an increase in the use of cash of $110,000 for an increase in prepaid expenses and other current assets during the three months ended March 31, 2026, with no similar use during the three months ended March 31, 2025. Based upon projected expenditures in our 2026 budget, we anticipate continued use of funds from operations through the remainder of 2026, primarily for exploration related to our Golden Crest project, our Lik project, our Cat Creek and Bright Angel projects and reconnaissance exploration. See “Results of Operations” above for further explanation of some of these variances.

During the three months ended March 31, 2026, we used $702,000 in cash, for the net purchases of short-term investments compared to $550,000 which was provided from the net sales of our short-term investments during the three months ended March 31, 2025. In addition, we received $59,000 in proceeds from the sale of 10,000 shares of Vox Royalty common stock during the three months ended March 31, 2026. There were no other significant provisions or use of cash from investing activities during the three months ended March 31, 2026 or 2025. We anticipate we may sell a portion of our marketable equity securities during the remainder of 2026. We will liquidate a portion of our short-term investments as needed to fund our operations and any potential mineral property acquisitions during the remainder of 2026. We are not currently planning any potential mineral property acquisition or strategic corporate investment during the remainder of 2026. However, any such activity could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the three months ended March 31, 2026 we sold 1,640,425 shares of Solitario common stock through our ATM program at an average price of $0.76 per share for net proceeds of $1,201,000 after commissions and other expenses. We did not issue any shares through our ATM program during the three months ended March 31, 2025. During the three months ended March 31, 2025 we received $156,000 from the issuance of common stock from the exercise of stock options, discussed above in Note 10, “Employee Stock Compensation Plans,” to the condensed consolidated financial statements. No options were exercised during the three months ended March 31, 2026. We anticipate we may issue additional shares through the ATM program during the remainder of 2026, depending on our cash needs and market conditions.

(e) Mineral Resources

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and applicable Canadian securities laws, and as a result we are subject to reporting our mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”) issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards generally embody slightly different approaches and definitions.

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

(f) Off-balance sheet arrangements

As of March 31, 2026 and December 31, 2025, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of March 31, 2026. As of March 31, 2026, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2025 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three months ended March 31, 2026 and 2025.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2025 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three months ended March 31, 2026.

(j) Related Party Transactions

As of March 31, 2026, and for the three months ended March 31, 2026, we have no related party transactions or balances.

(k) Recent Accounting Pronouncements

There have been no new proposed or adopted accounting pronouncements applicable to Solitario since those described in the Company’s 2025 Annual Report.

(l) Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, budgets, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Part I, Item 1A of our 2025 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Golden Crest, Lik, Cat Creek and Bright Angel projects;

•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;
•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta, and Vox common stock;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, interest rate f;ictiatopms, fluctuations and impacts of announced tariff and trade policies, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of March 31, 2026, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities effected during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

May5, 2026 Date	By:	/s/ James R. Maronick
James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.1.3	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on June 20, 2025)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

