Form 10-Q
period 2026-06-30
SOLITARIO RESOURCES CORP.
filed 2026-08-06
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

________________________________________________________________________

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

There were 94,684,463 shares of $0.01 par value common stock outstanding as of August 06, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$509	$82
Short-term investments	8,500	7,573
Investments in marketable equity securities, at fair value	82	294
Prepaid expenses and other current assets	143	61
Total current assets	9,234	8,010

Mineral properties	16,732	16,732
Restricted cash – mineral property reclamation bonds	234	230
Other assets	44	58
Total assets	$26,244	$25,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$650	$208
Operating lease liability	-	7
Total current liabilities	650	215

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	145	145
Total long-term liabilities	145	145

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at June 30, 2026 and December 31, 2025)	-	-
Common stock, $0.01 par value, authorized 200,000,000 shares (94,684,463 and 90,901,324 shares, respectively, issued and outstanding at June 30, 2026 and December 31, 2025)	947	909
Additional paid-in capital	93,669	90,604
Accumulated deficit	(69,167)	(66,843)
Total shareholders’ equity	25,449	24,670
Total liabilities and shareholders’ equity	$26,244	$25,030

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Operating expense:
Exploration expense	$1,508	$671	$1,690	$910
Depreciation	4	7	7	14
General and administrative	451	388	827	878
Total operating expense	1,963	1,066	2,524	1,802
Other income (loss)
Interest and dividend income	77	52	142	98
Loss on derivative instruments	-	(130)	-	(336)
Realized and unrealized gain on marketable equity securities	56	201	58	586
Total other income (loss)	133	123	200	348
Net loss	$(1,830)	$(943)	$(2,324)	$(1,454)
Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	93,679	84,116	92,675	82,908

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Six months ended June 30,
	2026	2025
Operating activities:
Net loss	$(2,324)	$(1,454)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	14
Amortization of right of use lease asset	7	20
Realized and unrealized gain on marketable equity securities	(58)	(586)
Loss on derivative instruments	-	336
Stock-based compensation expense	167	251
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82)	(163)
Accounts payable and other current liabilities	435	181
Net cash used in operating activities	(1,848)	(1,401)
Investing activities:
Purchase of short-term investments, net	(927)	(4,300)
Cash from the sale of marketable equity securities	270	1,507
Cash paid for settlement of derivative instruments		(403)
Net cash used by investing activities	(657)	(3,196)
Financing activities:
Issuance of common stock ATM – net of issuing costs	2,647	94
Issuance of common stock Private Placement – net of issuing costs	228	4,411
Issuance of common stock upon exercise of stock options	61	206
Net cash provided by financing activities	2,936	4,711

Net increase in cash, cash equivalents and restricted cash	431	114
Cash, cash equivalents and restricted cash, beginning of period	312	311
Cash, cash equivalents and restricted cash, end of period	$743	$425

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Significant Accounting Policies

Business and company formation

Solitario Resources Corp. (“Solitario,” or the “Company”) is an exploration stage company as defined by rules issued by the United States Securities and Exchange Commission (“SEC”). Solitario was incorporated in the state of Colorado on November 15, 1984 as a wholly owned subsidiary of Crown Resources Corporation. In July 1994, Solitario became a publicly traded company on the Toronto Stock Exchange through its initial public offering. Solitario has been actively involved in mineral exploration since 1993. Solitario’s primary business is to acquire exploration mineral properties or royalties and/or discover economic deposits on its mineral properties and advance these deposits, either on its own or through joint ventures, up to the development stage. At or prior to development, Solitario would likely attempt to sell its mineral properties, pursue their development either independently or through a joint venture with a partner that has expertise in mining operations, or create a royalty with a third party that would continue to advance the property. Solitario has never developed a property. Solitario is primarily focused on the exploration of its precious metal, zinc and other base metal exploration mineral properties. In addition, Solitario evaluates new mineral properties for potential acquisition, and from time-to-time evaluates potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential or business combinations that Solitario determines to be favorable.

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

The accompanying interim condensed consolidated financial statements of Solitario for the three and six months ended June 30, 2026 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair presentation of the interim results as presented. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2026.

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

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of June 30, 2026, $50,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At June 30, 2026 Solitario’s money market funds of $8,500,000 are included in short-term investments.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of outstanding common stock during the three and six months ended June 30, 2026 and 2025. Potentially dilutive shares related to outstanding common stock options of 5,425,000 and 5,565,000, respectively, for the three and six months ended June 30, 2026 and outstanding common stock options of 4,570,000 and 4,320,000, respectively, for the three and six months ended June 30, 2025 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	June 30,	December 31,
	2026	2025
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Bright Angel Project (Colorado – US)	31	31
Total exploration mineral properties	$16,732	$16,732

Solitario's mineral properties at June 30, 2026 and December 31, 2025 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario's mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprised exploration expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Geologic and field expenses	$1,429	$620	$1,556	$782
Administrative	79	51	134	128
Total exploration costs	$1,508	$671	$1,690	$910

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

As of June 30, 2026 and December 31, 2025, Solitario has no reclamation liability at its Florida Canyon Project as Nexa is responsible for the costs at the Florida Canyon project, including reclamation, if any. In addition, the activities to date at Solitario’s Cat Creek and Bright Angel projects of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario is also involved in certain matters concerning its drilling programs since 2024 through June 30, 2026 regarding remediation at its Golden Crest project. Generally, the bulk of remediation at the Golden Crest project associated with its drilling programs is currently and has been carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of June 30, 2026. Solitario has a reclamation liability of $20,000 in asset retirement and reclamation liabilities at both June 30, 2026 and December 31, 2025 related to the drilling on its Golden Crest project.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At June 30, 2026 and December 31, 2025, Solitario owned the following marketable equity securities:

	June 30, 2026		December 31, 2025
	shares	Fair value (000’s)	shares	Fair value (000’s)
Vendetta Mining Corp.	7,750,000	$55	7,750,000	$57
Vox Royalty Corp.	5,700	27	50,000	237
Total		$82		$294

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	June 30, 2026	December 31, 2025
Marketable equity securities at cost	$1,082	$1,177
Cumulative unrealized loss on marketable equity securities	(1,000)	(883)
Marketable equity securities at fair value	$82	$294

The following table represents changes in marketable equity securities:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of marketable equity securities sold	$73	$156	$95	$156
Realized gain on marketable equity securities sold	138	1,351	175	1,351
Gross proceeds from the sale of marketable equity securities sold	(211)	(1,507)	(270)	(1,507)
Net gain on marketable equity securities	56	201	58	586
Change in marketable equity securities at fair value *	$155	$1,305	$212	$921

* Certain amounts in the three months ended June 30, 2025 may not add due to rounding.

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Unrealized loss on marketable equity securities	$(82)	$(1,150)	$(117)	$(765)
Realized gain on marketable equity securities sold	138	1,351	175	1,351
Net gain on marketable equity securities	$56	$201	$58	$586

During the three and six months ended June 30, 2026, Solitario sold 34,300 and 44,300 shares, respectively, of its holdings of Vox Royalty common stock for gross proceeds of $211,000 and $270,000, respectively, and recorded a gain on sale of $138,000 and $175,000, respectively.

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

4. Leases

Solitario leased one facility, its Wheat Ridge, Colorado office, that had a term of more than one year (the “WR Lease”). The WR Lease was classified as an operating lease which terminated on February 28, 2026. There is no remaining lease asset or lease liability related to the WR Lease at June 30, 2026. At December 31, 2025, the right-of-use office lease asset for the WR Lease was classified as other long-term assets and the related liability as current operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense was recognized over the lease term, with variable lease payments recognized in the period those payments were incurred.

During the three and six months ended June 30, 2026 cash lease payments of $nil and $7,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2025, cash lease payments of $11,000 and $22,000, respectively, were made on the WR Lease. During the three and six months ended June 30, 2026 and 2025, Solitario recognized $nil and $7,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. During the three and six months ended June 30, 2025, Solitario recognized $10,000 and $20,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease was not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

5 Other Assets

Other assets consisted of the following items:

	June 30,	December 31,
(in thousands)	2026	2025
Furniture and fixtures, net of accumulated depreciation	$40	$47
Right of use office lease asset	-	7
Exploration bonds and other assets	4	4
Total other assets	$44	$58

6. Fair Value of Financial Instruments

During the three and six months ended June 30, 2026 and 2025, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2026:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$8,500	$-	$-	$8,500
Marketable equity securities	$82	$-	$-	$82

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$7,573	$-	$-	$7,573
Marketable equity securities	$294	$-	$-	$294

7. Derivative Instruments

From time-to-time Solitario sold covered call options against its prior holdings of shares of common stock of Kinross Gold Corp. (“Kinross”) that were included in its marketable equity securities. The business purpose of selling covered calls was to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.

Solitario has no derivative instruments outstanding at June 30, 2026 and December 31, 2025. In August 2024, Solitario sold covered calls against its holdings of Kinross for net proceeds of $39,000. During the three and six months ended June 30, 2025, Solitario recorded a loss on derivative instruments of $130,000 and $336,000, respectively related to its Kinross calls. Solitario settled its Kinross calls in May 2025, upon the sale of its holdings of Kinross.

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

At both June 30, 2026 and December 31, 2025, a valuation allowance has been recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.

During the three and six months ended June 30, 2026 and 2025, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

At June 30, 2026 and December 31, 2025, Solitario has recorded an asset retirement and reclamation liability obligation of $145,000, related to its Lik project and Golden Crest project. See Note 2 “Mineral Properties,” above.

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

There were options outstanding under the 2013 Plan to acquire 1,825,000 and 1,965,000 shares, respectively, of Solitario common stock at June 30, 2026 and December 31, 2025. All of these options were vested and exercisable at June 30, 2026 and December 31, 2025, with exercise prices between $0.60 and $0.69 per share. As of June 30, 2026, the outstanding stock options under the 2013 Plan have an intrinsic value of $274,000 and a weighted average life of 1.19 years. During the three and six months ended June 30, 2026 options for 90,000 shares, granted under the 2013 Plan, were exercised with exercise prices between $0.67 and $0.69 for net proceeds of $61,000 and had an intrinsic value of $13,000 on the date of exercise. In addition, during the three and six months ended June 30, 2026 options for 50,000 shares expired unexercised. During the three months ended June 30, 2025, options granted under the 2013 Plan for 250,000 shares were exercised with an exercise price of $0.20 per share for proceeds of $50,000 and had an intrinsic value of $104,000 on the date of exercise. During the six months ended June 30, 2025, options granted under the 2013 Plan for 1,028,500 shares were exercised with an exercise price of $0.20 per share for proceeds of $206,000 and had an intrinsic value of $437,000 on the date of exercise.

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

As of both June 30, 2026 and December 31, 2025, there were options outstanding under the 2023 Plan to acquire 3,600,000 shares of Solitario common stock. Of these, as of June 30, 2026 and December 31, 2025, there were options that are vested and exercisable to acquire 1,900,000 and 1,412,500 shares, respectively, of Solitario common stock, with exercise prices between $0.51 and $0.85 per share. As of June 30, 2026, the outstanding stock options under the 2023 Plan have an intrinsic value of $204,000 and a weighted average life of 3.59 years. During the three and six months ended June 30, 2026 and 2025, Solitario did not grant any awards under the 2023 Plan and no options were exercised or expired under the 2023 Plan.

Stock-based compensation expense

During the three and six months ended June 30, 2026, Solitario recorded stock-based compensation expense of $100,000 and $167,000, respectively, included in general and administrative expense. During the three and six months ended June 30, 2025, Solitario recorded stock-based compensation expense of $125,000 and $251,000, respectively, included in general and administrative expense. At June 30, 2026, the total unrecognized stock-based compensation expense related to non-vested options was $581,000 and is expected to be recognized over a period of 21 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three and six months ended June 30, 2026:

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
(in thousands, except Share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	90,901,324	$909	$90,604	$(66,843)	$24,670
Stock-based compensation expense	-	-	67	-	67
Issuance of shares- ATM	1,640,425	16	1,185	-	1,201
Net loss	-	-	-	(494)	(494)
Balance at March 31, 2026	92,541,749	$925	$91,856	$(67,337)	$25,444

Stock-based compensation expense	-	-	100	-	100
Issuance of shares- option exercises	90,000	1	60	-	61
Issuance of shares- private placement	305,195	3	225	-	228
Issuance of shares – ATM	1,747,519	18	1,428	-	1,446
Net loss	-	-	-	(1,830)	(1,830)
Balance at June 30, 2026	94,684,463	$947	$93,669	$(69,167)	$25,449

Shareholders’ Equity for the three and six months ended June 30, 2025:

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
(in thousands, except Share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520
Stock-based compensation expense	-	-	126	-	126
Issuance of shares- option exercises	778,500	8	148	-	156
Net loss	-	-	-	(511)	(511)
Balance at March 31, 2025	82,416,918	$824	$84,988	$(63,521)	$22,291

Stock-based compensation expense	-	-	125	-	125
Issuance of shares- option exercises	250,000	3	47	-	50
Issuance of shares – ATM	147,067	1	93	-	94
Issuance of shares – Private Placement	7,142,855	72	4,339	-	4,411
Net loss	-	-	-	(943)	(943)
Balance at June 30, 2025	89,956,840	$900	$89,592	$(64,464)	$26,028

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

During the three and six months ended June 30, 2026 Solitario sold 1,747,519 and 3,387,944 shares, respectively, of Solitario common stock under the ATM program at an average price of $0.83 and $0.78, respectively, per share for net proceeds of $1,446,000 and $2,647,000 after commissions and other expenses. During the three and six months ended June 30, 2025, Solitario sold an aggregate of 147,067 shares of common stock under the ATM Agreement at an average price of $0.67 per share for net proceeds of $94,000, after commissions and sale expenses.

Private Placement

On May 13, 2026, Solitario closed on a private placement of 305,195 shares of Solitario common stock, pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for a price of $0.77 per share for net proceeds of $228,000 after certain legal and regulatory expenses of $7,000.

In June 2025, Solitario closed on a private placement of 1,587,300 shares of Solitario common stock, pursuant to the SPA with Newmont, for a price of $0.63 per share for net proceeds of $980,000 after certain legal and regulatory expenses of $20,000.

In June 2025, Solitario closed on a private placement of 5,555,555 shares of its common stock (the “Shares”) at a price of $0.63 per share for net proceeds of $3,431,000 after certain legal and regulatory expenses of $69,000. The sale of the Shares was made through a subscription agreement between Solitario and a single third-party investor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2025 and 2024, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2025 Annual Report. Solitario's financial condition and results of operations as of and through June 30, 2026 are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

(a) Business Overview and Summary

We are an exploration stage company as defined by rules issued by the SEC, with a focus on the acquisition of precious and base metal properties with exploration potential and the development or purchase of royalty interests. Currently our primary focus is the exploration of our precious metals, zinc and other base metal exploration mineral properties. However, we continue to evaluate other mineral properties for acquisition, and we hold a portfolio of mineral exploration properties and assets for future sale, joint venture or on which to create a royalty prior to the establishment of proven and probable reserves. Although our mineral properties may be developed in the future by us, through a joint venture or by a third party, we have never developed a mineral property. In addition to focusing on our current mineral exploration properties, from time-to-time we also evaluate potential strategic transactions for the acquisition of new precious and base metal properties and assets with exploration potential.

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At June 30, 2026, we consider our Golden Crest project in South Dakota, our carried interest in the Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, we own the Cat Creek project in Colorado and the Bright Angel project in Colorado, neither of which have been explored to the degree of any of our three core assets, described above. We are conducting exploration activities in the United States on our own at the Golden Crest project, the Cat Creek project and the Bright Angel project and through joint ventures operated by our partners in Peru at the Florida Canyon project and in Alaska at the Lik project. From time-to-time, we also conduct potential acquisition evaluations in other countries in South and North America.

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

As of June 30, 2026, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, Florida Canyon project, Golden Crest project, the Cat Creek project and the Bright Angel project; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

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

(b) Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

We had a net loss of $1,830,000 or $0.02 per basic and diluted share for the three months ended June 30, 2026 compared to a net loss of $943,000 or $0.01 per basic and diluted share for the three months ended June 30, 2025. As explained in more detail below, the primary reasons for the increase in our net loss in the three months ended June 30, 2026 compared to the net loss during the three months ended June 30, 2025 were (i) an increase in exploration expense to $1,508,000 during the three months ended June 30, 2026 compared to exploration expense of $671,000 during the three months ended June 30, 2025;(ii) an increase in general and administrative expense to $451,000 during the three months ended June 30, 2026 compared to general and administrative expense of $388,000 during the three months ended June 30, 2025; and (iii) a decrease in the realized and unrealized gain on marketable equity securities to $56,000 during the three months ended June 30, 2026 compared to a realized and unrealized gain on marketable equity securities of $201,000 during the three months ended June 30, 2025. Partially offsetting these increases in our net loss compared to the prior year period were (i) an increase in interest and dividend income to $77,000 during the three months ended June 30, 2026 compared to interest and dividend income of $52,000 during the three months ended June 30, 2025; and (ii) no loss on derivative instruments during the three months ended June 30, 2026 compared to a loss on derivative instruments of $130,000 during the three months ended June 30, 2025. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $1,508,000 during the three months ended June 30, 2026 compared to exploration expense of $671,000 during the three months ended June 30, 2025 primarily as a result of (i) an increase in exploration expense at our Golden Crest project to $1,404,000 during the three months ended June 30, 2026 compared to $635,000 during the three months ended June 30, 2025 as a result of earlier commencement of drilling at the Golden Crest project during the second quarter of 2026, compared to the drilling in the second quarter of 2025; (ii) an increase in exploration expense at our Lik project in Alaska during the three months ended June 30, 2026 of $25,000 compared to exploration expenditures of $19,000 during the three months ended June 30, 2025; (iii) an increase in exploration expense at our Cat Creek project to $28,000 during the three months ended June 30, 2026 compared with $10,000 during the same period of 2025 and (iv) an increase in exploration expense at our Bright Angel project to $44,000 during the three months ended June 30, 2026, with no exploration expenses during the same period of 2025. Drilling commenced in May 2026 at our Golden Crest project which resulted in approximately $1,140,000 in drilling expenditures in the three months ended June 30, 2026 compared to $347,000 in drilling expenditures in the three months ended June 30, 2025 as drilling did not commence until June in the three months ended June 30, 2025. We have budgeted approximately $5,673,000 for the full-year exploration expenditure for 2026, which includes approximately $2,217,000 for drilling at the Golden Crest Project. We expect our full-year exploration expenditure for 2026 to be higher than our full-year exploration expenditure for 2025.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended June 30,		Six months ended June 30,
Project Name	2026	2025	2026	2025
Golden Crest	$1,404	$635	$1,553	$851
Lik	25	19	30	30
Cat Creek	28	10	29	15
Bright Angel	44	-	64	-
Reconnaissance	7	7	14	14
Total exploration expense	$1,508	$671	$1,690	$910

General and administrative costs, excluding stock option compensation costs, discussed below, were $351,000 during the three months ended June 30, 2026 compared to $263,000 during the three months ended June 30, 2025. The major components of our general and administrative costs were (i) salaries and benefit expense of $185,000 during the three months ended June 30, 2026 compared to salary and benefit costs of $79,000 during the three months ended June 30, 2025 as a result of salary increases and bonuses paid in 2026; (ii) legal and accounting expenditures of $54,000 in the three months ended June 30, 2026 compared to $61,000 in the three months ended June 30, 2025; (iii) office rent and expenses of $39,000 during the three months ended June 30, 2026 compared to $17,000 during the three months ended June 30, 2025; and (iv) travel and shareholder relation costs of $73,000 during the three months ended June 30, 2026 compared to $106,000 during the three months ended June 30, 2025. We anticipate the full-year general and administrative costs will be comparable for 2026 and 2025.

We recorded $100,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended June 30, 2026 compared to $125,000 of stock option compensation expense during the three months ended June 30, 2025. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended June 30, 2026 and 2025. The primary reason for the decrease in stock option compensation expense during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was as a result of certain options from prior years becoming fully vested or forfeited in prior periods with no grant date fair value amortized on those option during the three months ended June 30, 2026 compared to 2025. The remaining expense related to the amortization of grant date fair values of outstanding unvested options for the three months ended June 30, 2026 and 2025 was comparable. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a realized and unrealized gain on marketable equity securities of $56,000 during the three months ended June 30, 2026 compared to a realized and unrealized gain on marketable equity securities of $201,000 during the three months ended June 30, 2026. The realized and unrealized gains and losses are detailed below.

We recorded a non-cash unrealized loss on marketable equity securities of $82,000 during the three months ended June 30, 2026 compared to an unrealized loss on marketable equity securities of $1,150,000 during the three months ended June 30, 2025. The non-cash unrealized loss on marketable equity securities of $82,000 during the three months ended June 30, 2026 was as a result of (i) a decrease in the fair value of 5,700 shares of Vox Royalty common stock of $3,000 based on quoted market prices, and (ii) the transfer of $138,000 of prior unrealized gain to realized gain on the sale of 34,300 shares of Vox Royalty common stock. These decreases were partially offset by (i) an increase in the fair value of our 7,750,000 shares of Vendetta Mining Corp. (“Vendetta”) common stock of $27,000 during the three months ended June 30, 2026 based on quoted market prices and (ii) an unrealized increase of $32,000 in the value of the 34,300 shares of Vox Royalty sold during the three months ended June 30, 2026.

The non-cash unrealized loss during the three months ended June 30, 2025 of $1,150,000 was related to (i) the transfer $915,000 of unrealized gain on our holdings of Kinross common stock to realized gain upon the sale of shares of Kinross during the three months ended June 30, 2025; (ii) the transfer of $32,000 of unrealized gain on our holdings of Vox Royalty common stock upon the sale of the shares of Vox Royalty during the three months ended June 30, 2025; and (iii) a decrease of $264,000 in the value of the holdings of our Kinross shares during the three months ended June 30, 2025 to the date of sale of the shares. Partially offsetting this non-cash unrealized loss on marketable equity securities during the three months ended June 30, 2025 was (i) an increase of $6,000 on our Vox Royalty common shares sold during the three months ended June 30, 2025 to the date of sale; (ii) an increase of $31,000 in the value of our holdings of Vendetta common stock during the three months ended June 30, 2025; and (iii) an increase of $24,000 in the value of our remaining holdings of Vox Royalty common stock during the three months ended June 30, 2025.

During the three months ended June 30, 2026 we recorded a realized gain on sale of $138,000 from the sale of 34,300 shares of Vox Royalty common stock compared to the three months ended June 30, 2025 when we recorded a realized gain of $1,319,000 from the sale of 100,000 shares of Kinross common stock and a realized gain of $32,000 from the sale of 34,055 shares of Vox Royalty common stock.

We recorded interest and dividend income of $77,000 during the three months ended June 30, 2026 compared to interest income of $52,000 during the three months ended June 30, 2025. This increase was primarily due to an increase in our funds held in our money market account during the three months ended June 30, 2026 compared to the funds held in our money market account during the three months ended June 30, 2025.

During the three months ended June 30, 2025, we recorded a non-cash loss on derivative instruments of $130,000 with no comparable income or loss during the three months ended June 30, 2026, as we no longer held Kinross calls. The Kinross calls were settled upon the sale of our holdings of Kinross common stock, discussed above. See Note 7, “Derivative Instruments,” above for a discussion of our Kinross calls.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and six months ended June 30, 2026 and 2025, we recorded no property impairments.

We recorded no income tax expense or benefit during the three and six months ended June 30, 2026 or 2025 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have currently payable income taxes during 2026. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

We had a net loss of $2,324,000 or $0.03 per basic and diluted share for the six months ended June 30, 2026 compared to a net loss of $1,454,000 or $0.02 per basic and diluted share for the six months ended June 30, 2025. As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $1,690,000 during the six months ended June 30, 2026 compared to exploration expense of $910,000 during the six months ended June 30, 2025 and (ii) a decrease in the realized and unrealized gain on marketable equity securities to $58,000 during the six months ended June 30, 2026, compared with a realized and unrealized gain on marketable equity securities of $586,000 during the six months ended June 30, 2025. Partially offsetting these increases in our net loss during the six months ended June 30, 2026 compared to the net loss during the six months ended June 30, 2025 were (i) a decrease in general and administrative expense to $827,000 during the six months ended June 30, 2026 compared to general and administrative expense of $878,000 during the six months ended June 30, 2025; (ii) no loss on derivative instruments during the six months ended June 30, 2026 compared to a loss on derivative instruments of $336,000 during the six months ended June 30, 2025; (iii) an increase in interest and dividend income to $142,000 during the six months ended June 30, 2026 compared to interest and dividend income of $98,000 during the six months ended June 30, 2025 and (iv) a decrease in depreciation to $7,000 during the six months ended June 30, 2026 compared to depreciation expense of $14,000 during the six months ended June 30, 2025. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $1,690,000 during the six months ended June 30, 2026 compared to $910,000 during the six months ended June 30, 2025. The primary reasons for the increase were (i) exploration expenditures at our Golden Crest project increased to $1,553,000 during the six months ended June 30, 2026 compared to $851,000 during the six months ended June 30, 2025 as our drilling program in 2026 started earlier in the six months ended June 30, 2026, with drilling and related expenditures of approximately $1,140,000 through June 30, 2026 compared with $347,000 through June 30, 2025; (ii) an increase in our exploration expenditures at our Cat Creek project to $29,000 during the six months ended June 30, 2026 compared to $15,000 during the six months ended June 30, 2025 and (iii) expenditures at our Bright Angel project of $64,000 during the six months ended June 30, 2026, with no similar amount during the six months ended June 30, 2025. We anticipate a significant increase in exploration expenditures at our Cat Creek project in the second half of 2026 primarily due to planned drilling on the project, as discussed above.

General and administrative costs, excluding stock option compensation costs discussed below, were $660,000 during the six months ended June 30, 2026 compared to $627,000 during the six months ended June 30, 2025. The major components of the costs were (i) salary and benefit expense during the six months ended June 30, 2026 of $258,000 compared to salary and benefit expense of $197,000 during the six months ended June 30, 2025; (ii) legal and accounting expenditures of $121,000 during the six months ended June 30, 2026, compared to $114,000 during the six months ended June 30, 2025; (iii) office and other costs of $67,000 during the six months ended June 30, 2026 compared to $46,000 during the six months ended June 30, 2025; and (iv) travel and shareholder relation costs of $214,000 during the six months ended June 30, 2026 compared to $270,000 during the six months ended June 30, 2025.

During the six months ended June 30, 2026 and 2025, Solitario recorded $167,000 and $251,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The decrease during the six months ended June 30, 2026 was primarily related to a fewer options granted during 2025 compared to 2024, discussed above.

During the six months ended June 30, 2026 Solitario recorded a realized gain of $175,000 and unrealized loss on marketable equity securities of $117,000 netting to a realized and unrealized gain of $58,000 compared to a realized gain of $1,351,000 and unrealized loss of $765,000 netting to a realized and unrealized gain on marketable equity securities of $586,000 during the six months ended June 30, 2025. These are detailed below.

We recorded an unrealized loss on marketable equity securities of $117,000 during the six months ended June 30, 2026 primarily as a result of (i) an unrealized loss on the transfer of prior unrealized gain on the sale of 44,300 shares of Vox Royalty upon their sale of $175,000 and (ii) an unrealized loss during the six months ended June 30, 2026 of $2,000 on our holdings of 7,750,000 shares of Vendetta common stock. These losses were partially offset by (i) an increase in the value of our 5,700 shares of Vox Royalty of $17,000, and (ii) an unrealized gain of $43,000 on our holdings of 44,300 shares of Vox Royalty share through the date of their sale during the six months ended June 30, 2026.

The unrealized loss on marketable equity securities of $765,000 during the six months ended June 30, 2025 was primarily related to (i) the transfer of $915,000 of unrealized gain, as an unrealized loss, on our holdings of Kinross common stock to realized gain upon the sale of shares of Kinross during the three months ended June 30, 2025; and (ii) the transfer of $33,000 of unrealized gain, as an unrealized loss, on our holdings of Vox Royalty common stock upon the sale of the shares of Vox Royalty during the three months ended June 30, 2025. These unrealized losses on marketable equity securities were partially offset by (i) an increase in the value of our holdings of Kinross through the date of sale of $71,000; (ii) an increase in the value of our holdings of Vendetta common stock of $4,000 based on quoted market prices; and (iii) an increase in the value of our Vox Royalty common stock sold of $6,000 through the date of sale for the Vox Royalty shares sold and an increase in the value of remaining holdings of Vox Royalty common stock for the six months ended June 30, 2025 of $102,000.

Our realized gain on marketable equity securities of $175,000 during the six months ended June 30, 2026 was from the sale of 44,300 shares of Vox Royalty shares for net proceeds of $270,000. The realized gain of $1,351,000 during the six months ended June 30, 2025 was from (i) $915,000 transferred from unrealized gain upon the sale of 100,000 shares of Kinross, (ii) $33,000 transferred from unrealized gain upon the sale of Vox Royalty shares and (iii) the recognition of the proceeds of $403,000 for the settlement of the Kinross calls upon the sale of the Kinross shares.

We recorded interest and dividend income of $142,000 during the six months ended June 30, 2026 compared to interest and dividend income of $98,000 during the six months ended June 30, 2025. The increase in interest income was primarily related to an increase in our average outstanding balance of money market holdings during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. We anticipate interest income will decrease during the remainder of 2026, as a result of the use of funds in the money market account to fund our exploration and general and administrative expenditures. See “Liquidity and Capital Resources” below for further discussion of our cash and short-term investment balances.

During the six months ended June 30, 2025, we recorded a non-cash loss on derivative instruments of $336,000 related to the Kinross calls held during the six months ended June 30, 2025 as a result of the increase in the underlying value of our holdings of Kinross common stock, discussed above. These calls were settled during the six months ended June 30, 2025 upon the sale of our holdings of Kinross, with no similar loss or gain on derivative instruments during the six months ended June 30, 2026.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of June 30, 2026, we have $9,009,000 in cash and short-term investments. Our short-term investments are comprised of $8,500,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2026. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At June 30, 2026, we owned 7,750,000 shares of Vendetta common stock and 5,700 shares of Vox common stock. At June 30, 2026, the Vendetta shares are recorded at their fair value of $55,000, and the Vox shares are recorded at their fair value of $27,000. During the six months ended June 30, 2026 we sold 44,300 shares of our Vox Royalty common stock for proceeds of $270,000 and recorded a realized gain on sale of $175,000. We sold our 100,000 shares of Kinross during the six months ended June 30, 2025 for net proceeds of $998,000, after settlement of our outstanding Kinross call, and recorded a realized gain on sale of $915,000, and we sold 34,055 shares of Vox Royalty shares for net proceeds of $106,000 and recorded a realized gain on sale of $33,000. We anticipate we may sell a portion of our holdings of marketable equity securities during the remainder of 2026 depending on cash needs and market conditions.

Working Capital

We had working capital of $8,584,000 at June 30, 2026 compared to working capital of $7,795,000 at December 31, 2025. Our working capital at June 30, 2026 consists primarily of our cash and cash equivalents, our short-term investments, discussed above, our investment in marketable equity securities of $82,000, and other current assets of $143,000, less our accounts payable of $650,000. The increase in our working capital from December 31, 2025 is primarily the result of our receipt of cash proceeds from sales of our common stock under the ATM Program and in a private placement that we completed in May 2026. As of June 30, 2026, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of June 30, 2026, there were options outstanding from the 2013 Plan to acquire an aggregate of 1,825,000 shares of Solitario common stock, all with an exercise price of $0.60 per share. As of December 31, 2025, there were options outstanding from the 2013 Plan to acquire an aggregate of 1,965,000 shares of Solitario common stock, with exercise prices between $0.60 and $0.69 per share. As of both June 30, 2026 and December 31, 2025 there were options outstanding under the 2023 Plan to acquire 3,600,000 shares of Solitario common stock with exercise prices between $0.51 per share and $0.85 per share. We did not grant any options during the three and six months ended June 30, 2026 or 2025. During the three and six months ended June 30, 2026, options for 90,000 shares of Solitario common stock were exercised under the 2013 Plan with exercise prices between $0.69 and $0.67 per share for proceeds of $61,000. During the three and six months ended June 30, 2025, options for 250,000 and 1,028,500 shares, respectively, of Solitario common stock were exercised under the 2013 Plan with an exercise price of $0.20 per share for proceeds of $50,000 and $206,000, respectively. We do not anticipate the exercise of options to be a significant source of capital during the remainder of 2026.

(d) Cash Flows

Net cash used in operations during the six months ended June 30, 2026 increased to $1,848,000 compared to $1,401,000 of net cash used in operations for the six months ended June 30, 2025 primarily as a result of (i) an increase in exploration expenses to $1,690,000 during the six months ended June 30, 2026 compared to exploration expenses of $910,000 during the six months ended June 30, 2025. Partially offsetting this increase in the use of cash were (i) a decrease in general and administrative expense during the six months ended June 30, 2026 to $827,000 compared to $878,000 during the six months ended June 30, 2025; (ii) an increase in interest and dividend income to $142,000 during the six months ended June 30, 2026 compared to interest income of $98,000 during the six months ended June 30, 2025; (iii) a reduction in the use of cash for prepaid expenses and other current assets to $82,000 for the six months ended June 30, 2026 compared to the use of cash of $163,000 for prepaid expenses and other current assets during the six months ended June 30, 2025. and (iv) a provision of cash from an increase in accounts payable and other current liabilities during the six months ended June 30, 2026 of $435,000 compared to a provision of cash for an increase in accounts payable and other current liabilities of $181,000 during the six months ended June 30, 2025. Based upon projected expenditures in our 2026 budget, we anticipate continued use of funds from operations through the remainder of 2026, primarily for exploration related to our Golden Crest and Cat Creek project as well as our Bright Angel and Lik projects and reconnaissance exploration. See “Results of Operations” above for further explanation of some of these variances.

During the six months ended June 30, 2026, we used $927,000 for net purchases of short-term investments, compared to the use of cash of $4,300,000 for net purchases of short-term investments during the six months ended June 30, 2025. The increase during 2025 in our short-term investments was as a result of the funds received from (i) the sales of marketable equity securities discussed above; (ii) stock option exercises; and (iii) cash received through stock sales, discussed below.

We will continue to liquidate a portion of our short-term investments as needed to fund our operations and any potential mineral property acquisitions during the remainder of 2026, although we are not currently planning any potential mineral property acquisition or strategic corporate investment during the remainder of 2026. However, any such activity could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the six months ended June 30, 2026, we received $2,647,000 in net proceeds from the issuance of common stock under the ATM Program, and we received $228,000 from a private placement by Newmont. We also received $61,000 from the exercise of stock options during the six months ended June 30, 2026. During the six months ended June 30, 2025, we received $94,000 in net proceeds from the issuance of common stock under the ATM Program, and we received $4,411,000 from the issuance of common stock from private placements. We also received $206,000 from the exercise of stock options during the six months ended June 30, 2025. See Note 11, Shareholders’ Equity, above.

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

(f) Off-balance sheet arrangements

As of June 30, 2026 and December 31, 2025, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of June 30, 2026. As of June 30, 2026, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2025 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and six months ended June 30, 2026 and 2025.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2025 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three and six months ended June 30, 2026.

(j) Related Party Transactions

As of June 30, 2026, and for the three and six months ended June 30, 2026, we have no related party transactions or balances.

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

(l) Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act , with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, budgets, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described herein and the risk factors included under the heading "Risk Factors" in Part I, Item 1A of our 2025 Annual Report to which there have been no material changes. These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•	Our estimates of the value and recovery of our short-term investments;
•	The results of exploration activities and drilling programs at our projects;
•	Our estimates of future exploration, development, general and administrative and other costs;
•	Our ability to realize a return on our investment in the Golden Crest, Lik, Cat Creek and Bright Angel projects;
•	Our ability to successfully identify and execute on transactions to acquire new mineral exploration properties and other related assets;

•	Our ability to secure financing in the credit or capital markets in amounts and on terms that will allow us to execute our business strategy, invest in new projects, and maintain adequate liquidity;
•	Our estimates of fair value of our investment in shares of Vendetta, and Vox common stock;
•	Our expectations regarding development and exploration of our properties, including those subject to joint venture and shareholder agreements;
•	The impact of political and regulatory developments;
•	The impact of technological changes, system failures, or breaches of our network security as well as other cyber security risks that could subject us to increased operating costs, litigation and other liabilities:
•	The effects of macro-economic and geo-political conditions, including financial market volatility, inflation, interest rate fluctuations and impacts of announced tariff and trade policies, and labor and supply shortages;
•	Our future financial condition or results of operations and our future revenues and expenses;
•	Our business strategy and other plans and objectives for future operations; and
•	Risks related to natural disasters or adverse external events.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of June 30, 2026, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On May 13, 2026, Solitario closed on a private placement of 305,195 shares of Solitario common stock (the “Newmont Shares”), pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), for a price of $0.77 per share for net proceeds of $228,000 after certain legal and regulatory expenses of $7,000. The Company relied on the exemptions from registration set forth in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder for the offer and sale of the shares. In connection with such offers and sales the Company: (i) did not engage in any public advertising or general solicitation in connection with the offering; (ii) reasonably believed that Newmont was sophisticated and an “accredited investor” and understood the risks of acquiring shares of Company common stock; and (iii) believed that Newmont acquired the shares for investment purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

Date: August 06, 2026	By:	/s/ James R. Maronick
James R. Maronick Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.1.3	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on June 20, 2025)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

