Form 10-Q
period 2026-09-30
SOLITARIO RESOURCES CORP.
filed 2026-11-05
CIK 917225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

______________________________________________________________

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

There were 94,820,213 shares of $0.01 par value common stock outstanding as of November 5, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$223	$82
Short-term investments	6,850	7,573
Investments in marketable equity securities, at fair value	111	294
Prepaid expenses and other current assets	61	61
Total current assets	7,245	8,010

Mineral properties	16,732	16,732
Restricted cash – mineral property reclamation bonds	234	230
Other assets	43	58
Total assets	$24,254	$25,030

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$781	$208
Operating lease liability	-	7
Total current liabilities	781	215

Long-term liabilities:
Asset retirement obligation and reclamation liabilities	155	145
Total long-term liabilities	155	145

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares (none issued and outstanding at September 30, 2026 and December 31, 2025)	-	-
Common stock, $0.01 par value, authorized 200,000,000 shares (94,820,213 and 90,901,324 shares, respectively, issued and outstanding at September 30, 2026 and December 31, 2025)	948	909
Additional paid-in capital	93,865	90,604
Accumulated deficit	(71,495)	(66,843)
Total shareholders’ equity	23,318	24,670
Total liabilities and shareholders’ equity	$24,254	$25,030

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands of U.S. dollars, except per share amounts)	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Operating expense:
Exploration expense	$2,070	$1,645	$3,760	$2,555
Depreciation	1	8	8	22
General and administrative	352	379	1,179	1,257
Total operating expense	2,423	2,032	4,947	3,834
Other income (loss)
Interest and dividend income	66	82	208	180
Loss on derivative instruments	-	-	-	(336)
Realized and unrealized gain on marketable equity securities	29	80	87	666
Total other income (loss)	95	162	295	510
Net loss	$(2,328)	$(1,870)	$(4,652)	$(3,324)
Loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	94,726	90,291	93,366	85,395

See Notes to Unaudited Condensed Consolidated Financial Statements

SOLITARIO RESOURCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)	Nine months ended September 30,
	2026	2025
Operating activities:
Net loss	$(4,652)	$(3,324)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	8	22
Amortization of right of use lease asset	7	30
Realized and unrealized gain on marketable equity securities	(87)	(666)
Loss on derivative instruments	-	336
Increase in reclamation liability	10	-
Stock-based compensation expense	261	364
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(2)
Accounts payable and other current liabilities	566	176
Net cash used in operating activities	(3,887)	(3,064)
Investing activities:
Sale (purchase) of short-term investments, net	723	(3,050)
Purchase of mineral property	-	(5)
Cash from the sale of marketable equity securities	270	1,631
Cash paid for settlement of derivative instruments	-	(403)
Net cash provided (used) by investing activities	993	(1,827)
Financing activities:
Issuance of common stock ATM Program – net of issuing costs	2,647	512
Issuance of common stock private placements – net of issuing costs	331	4,464
Issuance of common stock upon exercise of stock options	61	206
Net cash provided by financing activities	3,039	5,182

Net increase in cash, cash equivalents and restricted cash	145	291
Cash, cash equivalents and restricted cash, beginning of period	312	311
Cash, cash equivalents and restricted cash, end of period	$457	$602

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

The accompanying interim condensed consolidated financial statements of Solitario for the three and nine months ended September 30, 2026 are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). They do not include all disclosures required by generally accepted accounting principles for annual financial statements, but in the opinion of management, include all adjustments necessary for a fair statement of the interim results as presented. Interim results are not necessarily indicative of results which may be achieved in the future or for the full year ending December 31, 2026.

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

Risks and Uncertainties

Solitario is subject to various risks and uncertainties that are specific to the nature of its business and the exploration of its mineral properties. Solitario also faces various macro-economic risks and uncertainties, such as risks related to health epidemics, pandemics, and other outbreaks or resurgences of communicable diseases, the occurrence of natural disasters, geopolitical tensions and instability, acts of war or terrorism, global economic uncertainty, inflationary pressures, interest rate volatility, and volatility and disruption in national and international financial markets. These risks and uncertainties could significantly disrupt Solitario’s operations and may materially and adversely affect its business and financial condition. Certain of these risks and uncertainties are discussed under the heading “Risk Factors” in Item 1A of our 2025 Annual Report and generally identified under the heading “Forward-Looking Statements.”

Financial reporting

The condensed consolidated financial statements include the accounts of Solitario and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and are expressed in US dollars.

Cash equivalents

Cash equivalents include investments in highly liquid money-market securities with original maturities of three months or less when purchased. As of September 30, 2026, $37,000 of Solitario’s cash is held in brokerage accounts and foreign banks, which are not covered under the Federal Deposit Insurance Corporation rules for the United States.

Money market funds

Solitario invests in money market funds that seek to maintain a stable net asset value. These funds invest in high-quality, short-term, diversified money market instruments, short-term treasury bills, federal agency securities, certificates of deposits, and commercial paper. Solitario includes its money market funds in short-term investments. Solitario believes the redemption value of these funds is likely to be the fair value, which is represented by the net asset value. Redemption is permitted daily without written notice. At September 30, 2026 Solitario’s money market funds of $6,850,000 are included in short-term investments.

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

Earnings per share

The calculation of basic and diluted earnings (loss) per share is based on the weighted average number of shares of outstanding common stock during the three and nine months ended September 30, 2026 and 2025. Potentially dilutive shares related to outstanding common stock options of 5,065,000 and 5,565,000, respectively, for the three and nine months ended September 30, 2026 and outstanding common stock options of 4,320,000 and 5,348,500, respectively, for the three and nine months ended September 30, 2025 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

2. Mineral Properties

The following table details Solitario’s capitalized mineral properties:

(in thousands)	September 30,	December 31,
	2026	2025
Exploration
Lik Project (Alaska – US)	$15,611	$15,611
Golden Crest Project (South Dakota – US)	1,078	1,078
Cat Creek Project (Colorado – US)	12	12
Bright Angel Project (Colorado – US)	31	31
Total exploration mineral properties	$16,732	$16,732

Solitario's mineral properties at September 30, 2026 and December 31, 2025 consist of use rights related to its exploration properties. The amounts capitalized as mineral properties include initial concession and lease or option acquisition costs. None of Solitario’s exploration properties have production (are operating) or have established proven or probable reserves. Solitario's mineral properties represent interests in properties that Solitario believes have exploration and development potential.

Exploration expense

The following items comprise exploration expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Geologic and field expenses	$1,981	$1,585	$3,537	$2,367
Administrative	89	60	223	188
Total exploration costs	$2,070	$1,645	$3,760	$2,555

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

As of September 30, 2026 and December 31, 2025, Solitario has no reclamation liability at its Florida Canyon project as Nexa is responsible for the costs at the Florida Canyon project, including reclamation, if any. In addition, the activities to date at Solitario’s Bright Angel project of staking claims and mapping, soil and rock sampling, and assaying have not created any material environmental or other disturbances.

Solitario also has been involved in certain remediation matters concerning its drilling programs since 2024 through September 30, 2026 regarding its Golden Crest and Cat Creek projects. Generally, the bulk of remediation at the Golden Crest and Cat Creek projects associated with Solitario’s drilling programs is currently, and has been, carried out concurrently with drilling activities, with only ongoing contouring and reseeding of drill sites remaining as of September 30, 2026. Solitario recorded a reclamation liability of $30,000 and $20,000, respectively, in asset retirement and reclamation liabilities at September 30, 2026 and December 31, 2025 related to the drilling on its Golden Crest and Cat Creek projects.

3. Marketable Equity Securities

Solitario's investments in marketable equity securities are carried at fair value, which is based upon quoted prices of the securities owned. The cost of marketable equity securities sold is determined by the specific identification method. Changes in fair value are recorded in the condensed consolidated statement of operations.

At September 30, 2026 and December 31, 2025, Solitario owned the following marketable equity securities:

	September 30, 2026		December 31, 2025
	shares	Fair value (000’s)	shares	Fair value (000’s)
Vendetta Mining Corp.	7,750,000	$82	7,750,000	$57
Vox Royalty Corp.	5,700	29	50,000	237
Total		$111		$294

The following tables summarize Solitario’s marketable equity securities and adjustments to fair value:

(in thousands)	September 30, 2026	December 31, 2025
Marketable equity securities at cost	$1,082	$1,177
Cumulative unrealized loss on marketable equity securities	(971)	(883)
Marketable equity securities at fair value	$111	$294

The following table represents changes in marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of marketable equity securities sold	$-	$64	$95	$220
Realized gain on marketable equity securities sold	-	60	175	1,411
Gross proceeds from the sale of marketable equity securities sold	-	(124)	(270)	(1,631)
Net gain on marketable equity securities	29	80	87	666
Change in marketable equity securities at fair value	$29	$(44)	$(183)	$(965)

The following table represents the realized and unrealized (loss) gain on marketable equity securities:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Unrealized (loss) gain on marketable equity securities	$29	$20	$(88)	$(745)
Realized gain on marketable equity securities sold	-	60	175	1,411
Net gain on marketable equity securities	$29	$80	$87	$666

There were no sales of marketable equity securities during the three months ended September 30, 2026. During the nine months ended September 30, 2026, Solitario sold 44,300 shares of its holdings of Vox Royalty Corp (“Vox Royalty”) common stock for gross proceeds of $270,000 and recorded a gain on sale of $175,000.

During the nine months ended September 30, 2025, Solitario sold its holdings of 100,000 shares of Kinross Gold Corp (“Kinross”) common stock for gross proceeds of $1,401,000, which was netted by the settlement of $403,000 to close out its $10.00 Kinross covered call covering all 100,000 shares of Kinross previously held by Solitario, which had a May 16, 2025 settlement date, resulting in net proceeds of $998,000, after fees and commissions. Solitario recorded a gain on sale of $1,319,000 on the date of sale. See also Note 7 “Derivative Instruments” below. Also, during the three and nine months ended September 30, 2025, Solitario sold 30,000 shares and 64,055 shares, respectively, of its Vox Royalty common shares for proceeds of $124,000 and $230,000, respectively, and recorded a gain on sale of $60,000 and $92,000, respectively, on the date of sale.

4. Leases

Solitario leased one facility, its Wheat Ridge, Colorado office, that had a term of more than one year (the “WR Lease”). The WR Lease was classified as an operating lease which terminated on February 28, 2026. There is no remaining lease asset or lease liability related to the WR Lease at September 30, 2026. At December 31, 2025, the right-of-use office lease asset for the WR Lease was classified as other long-term assets and the related liability as current operating lease liabilities in the condensed consolidated balance sheet. The amortization of right-of-use lease asset expense was recognized over the lease term, with variable lease payments recognized in the period those payments were incurred.

During the three and nine months ended September 30, 2026 cash lease payments of $nil and $7,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2025, cash lease payments of $12,000 and $34,000, respectively, were made on the WR Lease. During the three and nine months ended September 30, 2026, Solitario recognized $nil and $7,000, respectively, of non-cash amortization of right-of-use lease asset expense for the WR Lease included in general and administrative expense. During the three and nine months ended September 30, 2025, Solitario recognized $10,000 and $30,000, respectively, of non-cash amortization of right of use lease asset expense for the WR Lease included in general and administrative expense. These cash payments, less imputed interest for each period, reduced the related liability on the WR Lease. The discount rate within the WR Lease was not determinable and Solitario applied a discount rate of 7% based upon Solitario’s estimate of its cost of capital to determine the asset and liability upon the extension of the WR lease during 2023.

5 Other Assets

Other assets consisted of the following items:

(in thousands)	September 30,	December 31,
	2026	2025
Furniture and fixtures, net of accumulated depreciation	$39	$47
Right of use office lease asset	-	7
Exploration bonds and other assets	4	4
Total other assets	$43	$58

6. Fair Value of Financial Instruments

During the three and nine months ended September 30, 2026 and 2025, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2026:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,850	$-	$-	$6,850
Marketable equity securities	$111	$-	$-	$111

The following is a listing of Solitario’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$7,573	$-	$-	$7,573
Marketable equity securities	$294	$-	$-	$294

7. Derivative Instruments

From time-to-time Solitario sold covered call options against its prior holdings of shares of common stock of Kinross that were included in its marketable equity securities. The business purpose of selling covered calls was to provide additional income on a limited portion of shares of Kinross that Solitario may sell in the near term, which is generally defined as less than one year and any changes in the fair value of its covered calls are recognized in the statement of operations in the period of the change.

Solitario has no derivative instruments outstanding at September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2025, Solitario recorded a loss on derivative instruments of $336,000 related to its Kinross calls. Solitario settled its Kinross calls in May 2025, upon the sale of its holdings of Kinross.

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

During the three and nine months ended September 30, 2026 Solitario recorded income tax expense of $54,000 included in general and administrative expense and recorded current income taxes payable included in accounts payable of $54,000 related to its sales of Vox Royalty stock discussed above in Note 3 “Marketable Equity Securities” during 2025 and 2026. For income tax purposes, Vox Royalty, a Canadian royalty company, has been classified as a Passive Foreign Investment Corporation (PFIC). As a result of this classification, the sales of the shares of Vox Royalty resulted in a 21% PFIC tax on the realized gains of Vox Royalty sales, plus accrued interest. The tax amounts were recorded as a tax return true-up for the 2025 sales as current tax payable in 2026 and a current tax payable in 2026 for the 2026 sales.

At both September 30, 2026 and December 31, 2025, a valuation allowance was recorded, which fully offsets Solitario’s net deferred tax assets, because it is more likely than not that the Company will not realize some portion or all of its deferred tax assets. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. During the three and nine months ended September 30, 2026 and 2025, Solitario recorded no deferred tax expense.

9. Commitments and contingencies

At September 30, 2026 and December 31, 2025, Solitario has recorded an asset retirement and reclamation liability obligation of $155,000, related to its Lik, Golden Crest and Cat Creek projects. See Note 2 “Mineral Properties,” above.

10. Employee Stock Compensation Plans

2013 Plan:

On June 18, 2013, Solitario’s shareholders approved the 2013 Solitario Exploration & Royalty Corp. Omnibus Stock and Incentive Plan, as amended (the “2013 Plan”), which expired in April 2023. Under the terms of the 2013 Plan, a total of 5,750,000 shares of Solitario common stock were reserved for awards to directors, officers, employees and consultants. The 2013 Plan permitted the Board of Directors of the Company (the “Board of Directors”) or a committee appointed by the Board of Directors to grant awards in the form of stock options, stock appreciation rights, restricted stock, and restricted stock units. The 2013 Plan has expired, and no additional awards may be granted under the 2013 Plan, although awards made prior to the 2013 Plan’s expiration will remain outstanding in accordance with their terms.

There were options outstanding under the 2013 Plan to acquire 1,655,000 and 1,965,000 shares, respectively, of Solitario common stock at September 30, 2026 and December 31, 2025. All of the options outstanding at September 30, 2026 were vested and exercisable, with an exercise price of $0.60 per share. As of September 30, 2026, the outstanding stock options under the 2013 Plan have no intrinsic value and a weighted average life of 0.94 years. No options were exercised during the three months ended September 30, 2026. During the nine months ended September 30, 2026, options for 90,000 shares, granted under the 2013 Plan, were exercised with exercise prices between $0.67 and $0.69 for net proceeds of $61,000 and had an intrinsic value of $13,000 on the date of exercise. In addition, during the nine months ended September 30, 2026, options granted under the 2013 Plan for 50,000 shares expired unexercised. During the three and nine months ended September 30, 2026, options for 170,000 shares with an exercise price of $0.60 were forfeited. No options under the 2013 Plan were exercised during the three months ended September 30, 2025. During the nine months ended September 30, 2025, options previously granted under the 2013 Plan for 1,028,500 shares were exercised with an exercise price of $0.20 per share for proceeds of $206,000 and had an intrinsic value of $437,000 on the date of exercise.

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

As of September 30, 2026 and December 31, 2025, there were options outstanding under the 2023 Plan to acquire 3,410,000 and 3,600,000 shares, respectively, of Solitario common stock. Of these, as of September 30, 2026 and December 31, 2025, there were options that are vested and exercisable to acquire 1,787,500 and 1,412,500 shares, respectively, of Solitario common stock, with exercise prices between $0.51 and $0.85 per share. As of September 30, 2026, the outstanding stock options under the 2023 Plan have an intrinsic value of $4,000 and a weighted average life of 3.36 years. During the three and nine months ended September 30, 2026 and 2025, Solitario did not grant any awards under the 2023 Plan and no options were exercised or expired under the 2023 Plan. During the three and nine months ended September 30, 2026 options for 190,000 shares were forfeited with exercise prices between $0.63 and $0.85 per share.

Stock-based compensation expense

During the three and nine months ended September 30, 2026, Solitario recorded stock-based compensation expense of $94,000 and $261,000, respectively, included in general and administrative expense. During the three and nine months ended September 30, 2025, Solitario recorded stock-based compensation expense of $113,000 and $364,000, respectively, included in general and administrative expense. At September 30, 2026, the total unrecognized stock-based compensation expense related to non-vested options was $470,000 and is expected to be recognized over a period of 20 months.

11. Shareholders’ Equity

Shareholders’ Equity for the three and nine months ended September 30, 2026:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	90,901,324	$909	$90,604	$(66,843)	$24,670
Stock-based compensation expense	-	-	67	-	67
Issuance of shares- ATM Program	1,640,425	16	1,185	-	1,201
Net loss	-	-	-	(494)	(494)
Balance at March 31, 2026	92,541,749	$925	$91,856	$(67,337)	$25,444

Stock-based compensation expense	-	-	100	-	100
Issuance of shares- option exercises	90,000	1	60	-	61
Issuance of shares- private placements	305,195	3	225	-	228
Issuance of shares – ATM Program	1,747,519	18	1,428	-	1,446
Net loss	-	-	-	(1,830)	(1,830)
Balance at June 30, 2026	94,684,463	$947	$93,669	$(69,167)	$25,449

Stock-based compensation expense	-	-	94	-	94
Issuance of shares- private placement	135,750	1	102	-	103
Net loss	-	-	-	(2,328)	(2,328)
Balance at September 30, 2026	94,820,213	$948	$93,865	$(71,495)	$23,318

Shareholders’ Equity for the three and nine months ended September 30, 2025:

(in thousands, except
Share amounts)	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	81,638,418	$816	$84,714	$(63,010)	$22,520
Stock-based compensation expense	-	-	126	-	126
Issuance of shares- option exercises	778,500	8	148	-	156
Net loss	-	-	-	(511)	(511)
Balance at March 31, 2025	82,416,918	$824	$84,988	$(63,521)	$22,291

Stock-based compensation expense	-	-	125	-	125
Issuance of shares- option exercises	250,000	3	47	-	50
Issuance of shares – ATM Program	147,067	1	93	-	94
Issuance of shares – Private Placement	7,142,855	72	4,339	-	4,411
Net loss	-	-	-	(943)	(943)
Balance at June 30, 2025	89,956,840	$900	$89,592	$(64,464)	$26,028

Stock-based compensation expense	-	-	113	-	113
Issuance of shares – ATM Program	572,013	5	413	-	418
Issuance of shares – Private Placements	84,128	1	52	-	53
Net loss	-	-	-	(1,870)	(1,870)
Balance at September 30, 2025	90,612,981	$906	$90,170	$(66,334)	$24,742

At the Market Offering Agreement

On December 19, 2023, Solitario entered into an amendment to its at-the-market offering agreement that was originally entered into in 2021 (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which Solitario may, from time to time, issue and sell shares of Solitario’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10.0 million (the “ATM Program”). The common stock is distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary between purchasers and during the period of distribution. The ATM Agreement provides that Wainwright is entitled to a commission rate of 3.0% of the gross sales price per share of common stock sold.

During the three months ended September 30, 2026, Solitario did not sell any shares under the ATM program. During the nine months ended September 30, 2026 Solitario sold 3,387,944 shares of Solitario common stock under the ATM program at an average price of $0.78 per share for net proceeds of $2,647,000 after commissions and other expenses. During the three and nine months ended September 30, 2025, Solitario sold an aggregate of 572,013 shares and 719,080 shares, respectively, of common stock under the ATM Agreement at an average price of $0.76 per share and $0.75 per share, respectively, for net proceeds of $418,000 and $512,000, respectively, after commissions and sale expenses.

Private Placements

On September 2, 2026, Solitario closed on a private placement of 135,750 shares of Solitario common stock, pursuant to a Stock Purchase Agreement (the “SPA”) with Newmont Overseas Exploration Ltd. (“Newmont”), at a price of $0.86 per share for net proceeds of $103,000 after certain legal and regulatory expenses of $14,000.

On May 13, 2026, Solitario closed on a private placement of 305,195 shares of Solitario common stock, pursuant to the SPA with Newmont, for a price of $0.77 per share for net proceeds of $228,000 after certain legal and regulatory expenses of $7,000.

In June 2025, Solitario closed on a private placement of 1,587,300 shares of Solitario common stock, pursuant to the SPA with Newmont, for a price of $0.63 per share for net proceeds of $980,000 after certain legal and regulatory expenses of $20,000.

In June 2025, Solitario closed on a private placement of 5,555,555 shares of its common stock at a price of $0.63 per share for net proceeds of $3,431,000 after certain legal and regulatory expenses of $69,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Solitario for the years ended December 31, 2025 and 2024, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Solitario’s 2025 Annual Report. Solitario's financial condition and results of operations as of and through September 30, 2026 are not necessarily indicative of what may be expected in future periods. Unless otherwise indicated, all references to dollars are to U.S. dollars.

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

Our current geographic focus for the evaluation of potential mineral property assets is in North and South America; however, we have conducted property evaluations for potential acquisition in other parts of the world. At September 30, 2026, we consider our Golden Crest project in South Dakota, our carried interest in the Florida Canyon project in Peru, and our interest in the Lik project in Alaska to be our core mineral property assets. In addition, we own the Cat Creek project in Colorado and the Bright Angel project in Colorado, neither of which have been explored to the degree of any of our three core assets, described above. We are conducting exploration activities in the United States on our own at the Golden Crest project, the Cat Creek project and the Bright Angel project and through joint ventures operated by our partners in Peru at the Florida Canyon project and in Alaska at the Lik project. From time-to-time, we also conduct potential acquisition evaluations in other locations in South and North America.

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

As of September 30, 2026, we have balances of cash and short-term investments that we anticipate using, in part, to (i) fund costs and activities intended to further the exploration of our Lik project, Florida Canyon project, Golden Crest project, Cat Creek project and Bright Angel project; (ii) conduct reconnaissance exploration and (iii) potentially acquire additional mineral property assets. The fluctuations in precious metal and other commodity prices contribute to a challenging environment for mineral exploration and development, which has created opportunities as well as challenges for the potential acquisition of advanced mineral exploration projects or other related assets at potentially attractive terms.

The extent to which our business, including our exploration and other activities and the market for our securities, may be impacted by public health threats, geopolitical tensions, general economic uncertainty and market volatility will depend on future developments, which are highly uncertain and cannot be predicted at this time. Please see Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report.

(b) Results of Operations

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

We had a net loss of $2,328,000 or $0.02 per basic and diluted share for the three months ended September 30, 2026 compared to a net loss of $1,870,000 or $0.02 per basic and diluted share for the three months ended September 30, 2025. As explained in more detail below, the primary reasons for the increase in our net loss in the three months ended September 30, 2026 compared to the net loss during the three months ended September 30, 2025 were (i) an increase in exploration expense to $2,070,000 during the three months ended September 30, 2026 compared to exploration expense of $1,645,000 during the three months ended September 30, 2025; (ii) a decrease in interest and dividend income to $66,000 during the three months ended September 30, 2026 compared to interest and dividend income of $82,000 during the three months ended September 30, 2025; and (iii) a reduction in the realized and unrealized gain on marketable equity securities to $29,000 during the three months ended September 30, 2026 compared to a realized and unrealized gain on marketable equity securities of $80,000 during the three months ended September 30, 2025. Partially offsetting these increases in net loss were (i) a decrease in general and administrative expense to $352,000 during the three months ended September 30, 2026 compared to general and administrative expense of $379,000 during the three months ended September 30, 2025; and (ii) a decrease in depreciation to $1,000 during the three months ended September 30, 2026 compared to depreciation expense of $8,000 during the three months ended September 30, 2025. Each of the major components of these items is discussed in more detail below.

Our net exploration expense increased to $2,070,000 during the three months ended September 30, 2026 compared to exploration expense of $1,645,000 during the three months ended September 30, 2025 primarily as a result of (i), the initiation of a drilling program at our Cat Creek project with total exploration costs of $918,000 during the three months ended September 30, 2026, compared to our exploration activity at the Cat Creek project of reconnaissance work during the three months ended September 30, 2025 totaling $9,000; and (ii) an increase in exploration expense at our Bright Angel project in Colorado to $104,000 during the three months ended September 30, 2026 compared to $6,000 during the three months ended September 30, 2025. Partially offsetting these increases in exploration expense were (i) decreased exploration expense at our Golden Crest project to $971,000 during the three months ended September 30, 2026 compared to $1,522,000 during the three months ended September 30, 2025 as a result of fewer holes being drilled during the 2026 period compared to the same period of 2025; and (ii) a reduction in expenditures at our Lik project in Alaska to $72,000 during the three months ended September 30, 2026 compared to $102,000 during the three months ended September 30, 2025. We have budgeted approximately $5,673,000 for the full-year exploration expenditure for 2026, which includes an aggregate of approximately $2,217,000 for drilling at the Golden Crest and Cat Creek projects. We expect our full-year exploration expenditure for 2026 to be higher than our full-year exploration expenditure for 2025.

Exploration expense (in thousands) by project consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
Project Name	2026	2025	2026	2025
Golden Crest	$971	$1,522	$2,524	$2,373
Lik	72	102	102	132
Cat Creek	918	9	947	24
Bright Angel	104	6	168	6
Reconnaissance	5	6	19	20
Total exploration expense	$2,070	$1,645	$3,760	$2,555

General and administrative costs, excluding stock option compensation costs, discussed below, were $258,000 during the three months ended September 30, 2026 compared to $266,000 during the three months ended September 30, 2025. The major components of our general and administrative costs were (i) salaries and benefit expense of $60,000 during the three months ended September 30, 2026 compared to salary and benefit costs of $79,000 during the three months ended September 30, 2025; (ii) legal and accounting expenditures of $47,000 in the three months ended September 30, 2026 compared to $55,000 in the three months ended September 30, 2025; (iii) office rent and other expenses of $44,000 during the three months ended September 30, 2026 compared to $36,000 during the three months ended September 30, 2025; (iv) current income tax expense of $54,000 during the three months ended September 30, 2026, with no similar amount during the three months ended September 30, 2025; and (v) travel and shareholder relation costs of $53,000 during the three months ended September 30, 2026 compared to $96,000 during the three months ended September 30, 2025. We anticipate the full-year general and administrative costs will be comparable for 2026 and 2025.

We recorded $94,000 of stock option compensation expense for the amortization of unvested grant date fair value with a credit to additional paid-in-capital during the three months ended September 30, 2026 compared to $113,000 of stock option compensation expense during the three months ended September 30, 2025. These non-cash charges related to the expense for vesting on stock options outstanding during the three months ended September 30, 2026 and 2025. The expense related to the amortization of grant date fair values of outstanding unvested options for the three months ended September 30, 2026 and 2025 was comparable. See Note 10, “Employee Stock Compensation Plans,” above, for additional information on our stock option expense.

We recorded a realized and unrealized gain on marketable equity securities of $29,000 during the three months ended September 30, 2026 compared to a realized and unrealized gain on marketable equity securities of $80,000 during the three months ended September 30, 2025. During the three months ended September 30, 2025 we realized a gain of $60,000 on the sale of certain of our holdings of Vox Royalty. The remaining changes for the three months ended September 30, 2026 and 2025 were related to changes in the fair value of our holdings of marketable equity securities. See note 3, “Marketable Equity Securities” to the condensed consolidated financial statements above.

We recorded interest and dividend income of $66,000 during the three months ended September 30, 2026 compared to interest income of $82,000 during the three months ended September 30, 2025. This decrease was primarily due to a decrease in our funds held in our money market account during the three months ended September 30, 2026 compared to the funds held in our money market account during the three months ended September 30, 2025.

We regularly perform evaluations of our mineral property assets to assess the recoverability of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable utilizing guidelines based upon future net cash flows from the asset as well as our estimates of the geological potential of an early-stage mineral property and its related value for future sale, joint venture or development by us or others. During the three and nine months ended September 30, 2026 and 2025, we recorded no property impairments.

During the three and nine months ended September 30, 2026 we recorded income tax expense of $54,000 included in general and administrative expense and recorded current income taxes payable included in accounts payable of $54,000 related to our sales of our Vox Royalty stock discussed above during 2025 and 2026. See Note 8, “Income Taxes” to the condensed consolidated financial statements- above.

We recorded no deferred income tax expense or benefit during the three and nine months ended September 30, 2025 as we provide a valuation allowance for the tax benefit arising out of our net operating losses for all periods presented. As a result of our administrative expenses and exploration activities, we anticipate we will not have any currently payable or deferred income taxes during the remainder of 2026. In addition to the valuation allowance discussed above, we provide a valuation allowance for our foreign net operating losses, which are primarily related to our exploration activities in Peru. We anticipate we will continue to provide a valuation allowance for these net operating losses until we are in a net tax liability position with regard to those countries where we operate or until it is more likely than not that we will be able to realize those net operating losses in the future.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

We had a net loss of $4,652,000 or $0.05 per basic and diluted share for the nine months ended September 30, 2026 compared to a net loss of $3,324,000 or $0.04 per basic and diluted share for the nine months ended September 30, 2025. As explained in more detail below, the primary reasons for the increase in our net loss were (i) an increase in exploration expense to $3,760,000 during the nine months ended September 30, 2026 compared to exploration expense of $2,555,000 during the nine months ended September 30, 2025; and (ii) a decrease in the realized and unrealized gain on sale of marketable equity securities to $87,000 during the nine months ended September 30, 2026 compared to a realized and unrealized gain of $666,000 during the nine months ended September 30, 2025. Partially offsetting these increases in the net loss during the nine months ended September 30, 2026 compared to the net loss during the nine months ended September 30, 2025 were (i) a decrease in general and administrative expense to $1,179,000 during the nine months ended September 30, 2026 compared to general and administrative expense of $1,257,000 during the nine months ended September 30, 2025; (ii) no loss on derivative instruments during the nine months ended September 30, 2026 compared to a loss on derivative instruments of $336,000 during the nine months ended September 30, 2025; and (iii) an increase in interest and dividend income to $208,000 during the nine months ended September 30, 2026 compared to interest and dividend income of $180,000 during the nine months ended September 30, 2025. The significant changes for these items are discussed in more detail below.

Our net exploration expense increased to $3,760,000 during the nine months ended September 30, 2026 compared to $2,555,000 during the nine months ended September 30, 2025. The primary reasons for the increase were (i) an increase in exploration expenditures at our Golden Crest Project to $2,524,000 during the nine months ended September 30, 2026 compared to $2,373,000 during the nine months ended September 30, 2025, primarily because of an increased number of drill holes completed during 2026 compared to 2025; (ii) an increase in expenditures at our Cat Creek Project to $947,000 during the nine months ended September 30, 2026 when we completed drilling two holes during 2026 compared to $24,000 during the nine months ended September 30, 2025, which was not drilled in 2025; and (iii) an increase in the permitting and exploration activities at our Bright Angel project to $168,000 during the nine months ended September 30, 2026 compared to $6,000 of limited exploration activities at Bright Angel during the nine months ended September 30, 2025. Partially offsetting these increases in exploration expenditures were (i) a decrease in our exploration expenditures at our Lik Project in Alaska to $102,000 during the nine months ended September 30, 2026 compared to $132,000 during the nine months ended September 30, 2025. Although we do not expect significant additional exploration expenditures at Golden Crest and Cat Creek during the fourth quarter of 2026 as our drilling programs at both Golden Crest and Cat Creek ended shortly before the end of September 2026, pending the receipt of drilling permits at the Bright Angel project, we may have additional exploration expenditures through the remainder of 2026.

General and administrative costs, excluding stock option compensation costs discussed below, were $918,000 during the nine months ended September 30, 2026 compared to $893,000 during the nine months ended September 30, 2025. The major components of the costs were (i) salary and benefit expense of $318,000 during the nine months ended September 30, 2026 compared to salary and benefit expense of $275,000 during the nine months ended September 30, 2025; (ii) legal and accounting expenditures of $168,000 during the nine months ended September 30, 2026, compared to $170,000 during the nine months ended September 30, 2025; (iii) office and other costs of $165,000, including $54,000 of current income tax expense, discussed above, during the nine months ended September 30, 2026 compared to office and other costs of $96,000 during the nine months ended September 30, 2025; and (iv) travel and shareholder relation costs of $267,000 during the nine months ended September 30, 2026 compared to $352,000 during the nine months ended September 30, 2025.

During the nine months ended September 30, 2026 and 2025, Solitario recorded $261,000 and $364,000, respectively, of stock option expense for the amortization of unvested grant date fair value with a credit to additional paid-in capital. The decrease during the nine months ended September 30, 2026 was primarily related to prior grants of options being fully amortized during 2026, with no new stock option grants during 2026.

During the nine months ended September 30, 2026 we recorded a realized gain of $175,000 and unrealized loss on marketable equity securities of $88,000 netting to a realized and unrealized gain of $87,000 compared to a realized gain of $1,411,000 and unrealized loss of $745,000 netting to a realized and unrealized gain on marketable equity securities of $666,000 during the nine months ended September 30, 2025. Our realized gain on marketable equity securities of $175,000 during the nine months ended September 30, 2026 was from the sale of 44,300 shares of Vox Royalty shares for net proceeds of $270,000. The realized and unrealized gains and losses during the nine months ended September 30, 2025 are detailed below.

During the nine months ended September 30, 2025 we sold our holdings of 100,000 shares of Kinross common stock for gross proceeds of $1,401,000, which was netted by the settlement of $403,000 to close out our $10.00 Kinross covered call covering all 100,000 shares of Kinross previously held by us, which had a May 16, 2025 settlement date, resulting in net proceeds of $998,000, after fees and commissions. Solitario recorded a gain on sale of $1,319,000 on the date of sale. See also Note 3, “Marketable Equity Securities” and Note 7 “Derivative Instruments” to the condensed consolidated financial statements, above. Also, during the three and nine months ended September 30, 2025, Solitario sold 30,000 shares and 64,055 shares, respectively, of its Vox Royalty common shares for proceeds of $124,000 and $230,000, respectively, and recorded a gain on sale of $60,000 and $92,000, respectively, on the date of sale.

We recorded interest and dividend income of $208,000 during the nine months ended September 30, 2026 compared to interest and dividend income of $180,000 during the nine months ended September 30, 2025. The increase in interest income was primarily related to an increase in our average outstanding balance of money market holdings during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. We anticipate interest income will decrease during the remainder of 2026, as a result of the use of funds in the money market account to fund our exploration and general and administrative expenditures. See “Liquidity and Capital Resources” below for further discussion of our cash and short-term investment balances.

During the nine months ended September 30, 2025, we recorded a non-cash loss on derivative instruments of $336,000 related to the Kinross calls held during the nine months ended September 30, 2025 as a result of the increase in the underlying value of our holdings of Kinross common stock, discussed above. These calls were settled during the nine months ended September 30, 2025 upon the sale of our holdings of Kinross, with no similar loss or gain on derivative instruments during the nine months ended September 30, 2026.

(c) Liquidity and Capital Resources

Cash and Short-term Investments

As of September 30, 2026, we have $7,073,000 in cash and short-term investments. Our short-term investments are comprised of $6,850,000 invested in a money market account with a brokerage firm. We anticipate we will roll over that portion of our short-term investments not used for exploration expenditures, operating costs or mineral property acquisitions as they become due during the remainder of 2026. We intend to utilize a portion of our cash and short-term investments in our exploration activities and the potential acquisition of mineral assets over the next several years.

Investment in Marketable Equity Securities

Our marketable equity securities are carried at fair value, which is based upon market quotes of the underlying securities. At September 30, 2026, we owned 7,750,000 shares of Vendetta Mining Corp. common stock and 5,700 shares of Vox Royalty common stock. At September 30, 2026, the Vendetta Mining Corp. shares are recorded at their fair value of $82,000, and the Vox Royalty shares are recorded at their fair value of $29,000. During the nine months ended September 30, 2026 we sold 44,300 shares of our Vox Royalty common stock for proceeds of $270,000 and recorded a realized gain on sale of $175,000. We sold our 100,000 shares of Kinross during the nine months ended September 30, 2025 for net proceeds of $998,000, after settlement of our outstanding Kinross call, and recorded a realized gain on sale of $915,000, and we sold 64,055 shares of Vox Royalty shares for net proceeds of $230,000 and recorded a realized gain on sale of $92,000. We anticipate we may sell a portion of our holdings of marketable equity securities during the remainder of 2026 depending on cash needs and market conditions.

Working Capital

We had working capital of $6,464,000 at September 30, 2026 compared to working capital of $7,795,000 at December 31, 2025. Our working capital at September 30, 2026 consists primarily of our cash and cash equivalents, our short-term investments discussed above, our investment in marketable equity securities of $111,000, and other current assets of $61,000 less our accounts payable of $781,000. The decrease in our working capital from December 31, 2025 is primarily the result of use of cash for our exploration activities, discussed above, which was partially offset by our receipt of cash proceeds from sales of our common stock under the ATM Program and in the private placements that we completed during the nine months ended September 30, 2026. As of September 30, 2026, our cash balances along with our short-term investments and marketable equity securities are adequate to fund our expected expenditures over the next year.

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

Stock-Based Compensation Plans

As of September 30, 2026, there were options outstanding from the 2013 Plan to acquire an aggregate of 1,655,000 shares of Solitario common stock, all with an exercise price of $0.60 per share. As of December 31, 2025, there were options outstanding from the 2013 Plan to acquire an aggregate of 1,965,000 shares of Solitario common stock, with exercise prices between $0.60 and $0.69 per share. As of September 30, 2026 and December 31, 2025 there were options outstanding under the 2023 Plan to acquire 3,410,000 and 3,600,000 shares, respectively, of Solitario common stock with exercise prices between $0.51 per share and $0.85 per share. We did not grant any options during the three and nine months ended September 30, 2026 and 2025. No options were exercised during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, options for 90,000 shares of Solitario common stock were exercised under the 2013 Plan with exercise prices between $0.69 and $0.67 per share for proceeds of $61,000. During the nine months ended September 30, 2025, options for 1,028,500 shares of Solitario common stock were exercised under the 2013 Plan with an exercise price of $0.20 per share for proceeds of $206,000. During the three and nine months ended September 30, 2026 options for 360,000 shares of Solitario common stock, with exercise prices of $0.85 and $0.60 were forfeited. We do not anticipate the exercise of options to be a significant source of capital during the remainder of 2026.

(d) Cash Flows

Net cash used in operations during the nine months ended September 30, 2026 increased to $3,887,000 compared to $3,064,000 of net cash used in operations for the nine months ended September 30, 2025 primarily as a result of (i) an increase in exploration expenses to $3,760,000 during the nine months ended September 30, 2026 compared to exploration expenses of $2,555,000 during the nine months ended September 30, 2025. Partially offsetting this increase in the use of cash were (i) a decrease in general and administrative expense during the nine months ended September 30, 2026 to $1,179,000 compared to $1,257,000 during the nine months ended September 30, 2025; (ii) an increase in interest and dividend income to $208,000 during the nine months ended September 30, 2026 compared to interest and dividend income of $180,000 during the nine months ended September 30, 2025; and (iii) a provision of cash from an increase in accounts payable and other current liabilities during the nine months ended September 30, 2026 of $566,000 compared to a provision of cash for an increase in accounts payable and other current liabilities of $176,000 during the nine months ended September 30, 2025. Based upon projected expenditures in our 2026 budget, we anticipate continued use of funds from operations through the remainder of 2026, primarily for exploration related to our Golden Crest and Cat Creek projects as well as our Bright Angel and Lik projects and reconnaissance exploration. See “Results of Operations” above for further explanation of some of these variances.

During the nine months ended September 30, 2026, we received $723,000 from the net sale of our short-term investments, consisting of increases from the proceeds sales of common stock under our ATM Program and certain private placements of our common stock, discussed in Note 11 “Shareholders” Equity’ to the condensed consolidated financial statements above, less our use of funds for operation activities. This compares with our use of cash of $3,050,000 for net purchases of short-term investments during the nine months ended September 30, 2025, when our ATM sales and private placements exceeded our use of cash for exploration and operating activities.

We will continue to liquidate a portion of our short-term investments as needed to fund our exploration and operating activities and any potential mineral property acquisitions during the remainder of 2026, although we are not currently planning any potential mineral property acquisition or strategic corporate investment during the remainder of 2026. However, any such activity could involve a significant change in our cash provided or used for investing activities, depending on the structure of any potential transaction.

During the nine months ended September 30, 2026, we received $2,647,000 in net proceeds from the issuance of common stock under the ATM Program, and we received $331,000 from private placements of common stock to Newmont. We also received $61,000 from the exercise of stock options during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we received $512,000 in net proceeds from the issuance of common stock under the ATM Program, and we received $4,464,000 from the issuance of common stock from private placements. We also received $206,000 from the exercise of stock options during the nine months ended September 30, 2025. See Note 11, “Shareholders’ Equity”, above.

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

(f) Off-balance sheet arrangements

As of September 30, 2026 and December 31, 2025, we had no off-balance sheet obligations.

(g) Development Activities, Exploration Activities, Environmental Compliance and Contractual Obligations

We are not involved in any development activities, nor do we have any contractual obligations related to any potential development activities as of September 30, 2026. As of September 30, 2026, there have been no material changes to our contractual obligations for exploration activities, environmental compliance or other obligations from those disclosed in our Management’s Discussion and Analysis included in our 2025 Annual Report.

(h) Discontinued Projects

We did not record any mineral property write-downs during the three and nine months ended September 30, 2026 and 2025.

(i) Significant Accounting Policies and Critical Accounting Estimates

See Note 1 to the consolidated Financial Statements included in our 2025 Annual Report for a discussion of our significant accounting policies.

Solitario’s valuation of mineral properties is a critical accounting estimate. We review and evaluate our mineral properties for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, geologic results, geo-technical difficulties, or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the mineral properties may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required. There has been no change to our assumptions, estimates or calculations during the three and nine months ended September 30, 2026.

(j) Related Party Transactions

As of September 30, 2026, and for the three and nine months ended September 30, 2026, we have no related party transactions or balances.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of September 30, 2026, there were no material changes to the Risk Factors associated with our business disclosed in Part I, Item 1A of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On September 2, 2026, Solitario closed on a private placement of 135,750 shares of Solitario common stock (the “Newmont Shares”), pursuant to the SPA with Newmont, for a price of $0.86 per share for net proceeds of $103,000 after certain legal and regulatory expenses of $14,000. The Company relied on the exemptions from registration set forth in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder for the offer and sale of the Newmont Shares. In connection with such offers and sales the Company: (i) did not engage in any public advertising or general solicitation in connection with the offerings; (ii) reasonably believed that Newmont was sophisticated and an “accredited investor” and understood the risks of acquiring shares of Solitario common stock; and (iii) believed that Newmont acquired the shares for investment purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The Exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLITARIO RESOURCES CORP.

November 5, 2026	By:	/s/ James R. Maronick
Date		James R. Maronick
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Solitario Exploration & Royalty Corp., as Amended (incorporated by reference to Exhibit 3.1 to Solitario’s Form 10-Q filed on August 10, 2010)

3.1.1	Articles of Amendment to Restated Articles of Incorporation of Solitario Zinc Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 14, 2017)

3.1.2	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on July 19, 2023)

3.1.3	Articles of Amendment to Restated Articles of Incorporation of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Current Report on Form 8-K filed on June 20, 2025)

3.2	Amended and Restated By-laws of Solitario Resources Corp. (incorporated by reference to Exhibit 3.1 to Solitario’s Form 8-K filed on April 23, 2021)

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104*	Cover Page Interactive Data File (included in Exhibit 101)

*	Filed herewith

